Form 10-K
period 2002-09-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2002-12-10
CIK 86902

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-K

    (Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--- ACT OF 1934

                  For the fiscal year ended September 30, 2002

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
this Form 10-K. /x/

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12-b-2).   Yes     No  X
                                           ---     ---

There were no Common Shares of Beneficial Interest held by non-affiliates of the registrant as of December 15, 2002.

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of December 15, 2002 was 4,826,910.

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

    Liquidity and Capital Resources ...................................
         Real Estate ..................................................
         Banking ......................................................

    Results of Operations .............................................
         Fiscal 2002 Compared to Fiscal 2001 ..........................
              Real Estate .............................................
              Banking .................................................

         Fiscal 2001 Compared to Fiscal 2000 ..........................
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
          OWNERS AND MANAGEMENT .......................................

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............
              Real Estate .............................................
              Banking .................................................

ITEM 14. CONTROLS AND PROCEDURES ......................................

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

The principal business activities of the Trust are the ownership of 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. ("Chevy Chase"), whose assets accounted for 96% of the Trust's consolidated assets at September 30,
2002, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in Chevy Chase, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the Office of Thrift Supervision, also know as "OTS." See
"Banking -- Holding Company Regulation."

The Trust recorded net income of $27.4 million in the fiscal year ended
September 30, 2002, compared to a net income of $34.6 million in the fiscal year ended September 30, 2001.

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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains sweeping provisions intended to restore public confidence in the honesty and integrity of the public securities markets. The Trust is currently evaluating the Act and intends to comply with those provisions applicable to the
Trust.

Real Estate

The Real Estate Trust's long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate. The properties owned by the Real Estate Trust are located predominantly in the mid-Atlantic and southeastern regions of the United States and consist principally of hotels, office projects, and undeveloped land parcels.

The Real Estate Trust has significant relationships with B.F. Saul Company (the
"Saul Company") and two of its wholly owned subsidiaries, B.F. Saul Advisory
Company L.L.C., formerly known as B.F. Saul Advisory Company, referred to in this report as the "Advisor," and B. F. Saul Property Company, ("Saul Property
Co.") formerly known as Franklin Property Company. Saul Company, founded in
1892, specializes in commercial property management and leasing, hotel management, development and construction management, acquisitions, sales and financing of real estate property and insurance. Certain officers and trustees of the Trust are also officers and/or directors of Saul Company, the Advisor and
Saul Property Co. Other than uncompensated officers, the Trust has no employees.
See "Item 13. Certain Relationships and Related Transactions - Management
Personnel."

The Advisor acts as the Real Estate Trust's investment advisor and manages the day-to-day financial, accounting, legal and administrative affairs of the Real
Estate Trust. Saul Property Co. acts as leasing and management agent for the income-producing properties owned by the Real Estate Trust, and plans and oversees the development of new properties and the expansion and renovation of existing properties.

Banking

Chevy Chase Bank, F.S.B., referred to in this document as "Chevy Chase" or the
"bank," is a federally chartered and federally insured stock savings bank which at September 30, 2002 was conducting business from 197 full-service branch offices, including 53 grocery store banking centers, and 771 automated teller machines in Maryland, Delaware, Virginia and the District of Columbia. The bank has its home office in McLean, Virginia and its executive offices in Bethesda,
Maryland, both suburban communities of Washington, DC. The bank either directly or through a wholly owned subsidiary also maintains a commercial loan production office located in Baltimore, Maryland, seven mortgage loan production offices in the mid-Atlantic region and five automobile loan production offices. In addition, the bank maintains a network of third party originators in order to supplement its direct origination of loans. At September 30, 2002, the bank had total assets of $11.3 billion aand total deposits of $7.4 billion. Based on total assets at September 30, 2002, Chevy Chase is the largest full-service bank headquartered in the Washington, DC metropolitan area.

Chevy Chase is a consumer oriented, full service banking institution principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and other consumer loans. The bank also has an active commercial lending program. The bank's principal deposit and lending markets are located in the Washington, DC metropolitan area. As a complement to its basic deposit and lending activities, the bank provides related financial services to its customers, including securities brokerage and insurance products offered through its subsidiaries. In addition, the bank offers a variety of investment products and provides fiduciary services to a primarily institutional customer base through its subsidiary, ASB Capital
Management, Inc., and to a primarily high net worth customer base through another subsidiary, Chevy Chase Trust Company.

The bank seeks to capitalize on its status as the largest locally headquartered full-service bank in the Washington, DC metropolitan area by expanding its community banking objectives. Accordingly, the bank continues to build its branch and alternative delivery systems, to maintain and expand its mortgage banking operations, and to offer a broad range of consumer products, including home equity loans and lines of credit and automobile loans and leases. In addition, the bank continues to expand its business banking program, with an emphasis on businesses operating in the Washington, DC metropolitan area. The bank also continues to develop further the fee-based services it provides to customers, including securities brokerage, trust, asset management and insurance products offered through its subsidiaries.

Chevy Chase recorded operating income of $106.7 million for the year ended
September 30, 2002, compared to operating income of $97.1 million for the year ended September 30, 2001. At September 30, 2002, the bank's tangible, core, tier
1 risk-based and total risk-based regulatory capital ratios were 5.63%, 5.63%,
7.08% and 10.86%, respectively. The bank's regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and
Enforcement Act of 1989, also known as "FIRREA," as well as the standards established for "well-capitalized" institutions under the prompt corrective action regulations established pursuant to the Federal Deposit Insurance
Corporation Improvement Act of 1991, also known as "FDICIA".

Chevy Chase is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the "OTS") and, to a lesser extent, by the
Federal Deposit Insurance Corporation (the "FDIC"). The bank's deposit accounts are fully insured up to $100,000 per insured depositor by the Savings
Association Insurance Fund, (the "SAIF"), which is administered by the FDIC.

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

The following tables set forth, at and for the periods indicated, certain information regarding the properties in the Real Estate Trust's investment portfolio at September 30, 2002.

HOTELS

                                                                             Average Occupancy (2)     Average Room Rate
                                                                             --------------------- -----------------------------
                                                                                Year Ended
                                                                               September 30,          Year Ended September 30,
                                                                           ---------------------   -------------------------------
       Location                          Name                   Rooms (1)  2002    2001     2000    2002     2001      2000
- ----------------------- ---------------------------           --------   ----    ----     ----    ----    -----      ----
       COLORADO
        Pueblo                    Pueblo Holiday Inn               191     51%     52%      63%    $57.39   $58.47    $51.59

       FLORIDA
      Boca Raton           Boca Raton SpringHill Suites            146     59%     64%      60%    $71.72   $83.91    $82.94
      Boca Raton           Boca Raton TownePlace Suites             91     74%     78%      73%    $69.43   $71.79    $75.57
    Ft. Lauderdale       Ft. Lauderdale TownePlace Suites (3)       95     75%     81%      64%    $64.23   $64.00    $68.45

       MARYLAND
     Gaithersburg              Gaithersburg Holiday Inn            300     57%     67%      68%    $88.94   $88.99    $80.28
     Gaithersburg         Gaithersburg TownePlace Suites            91     76%     75%      75%    $69.44   $78.04    $70.90

       MICHIGAN
     Auburn Hills          Auburn Hills Holiday Inn Select         190     65%     64%      76%   $101.24  $111.20   $117.67

       NEW YORK
      Rochester              Rochester Airport Holiday Inn         280     59%     61%       65%    $67.80  $72.22    $72.97

         OHIO
      Cincinnati                Cincinnati Holiday Inn             275     55%     55%       63%    $67.66  $70.28    $72.08

       VIRGINIA
      Arlington           National Airport Crowne Plaza            308     62%     72%       68%   $116.20 $105.55   $107.49
      Arlington            National Airport Holiday Inn            280     57%     71%       74%    $91.78 $101.99    $89.12
       Herndon               Herndon Holiday Inn Express           115     55%     69%       79%    $84.70 $101.48    $91.64
        McLean               Tysons Corner Courtyard (4)           229     64%     61%       NA    $132.69 $136.35      NA
        McLean                 Tysons Corner Holiday Inn           316     63%     68%       73%    $95.66 $112.94    $112.71
       Sterling               Dulles Airport Hampton Inn           127     54%     72%       81%    $81.71  $95.04     $91.62
       Sterling               Dulles Airport Holiday Inn           297     60%     66%       81%    $82.60 $106.14     $99.74
       Sterling          Dulles Airport TownePlace Suites           95     74%     71%       83%    $71.36  $93.73     $85.57
       Sterling          Dulles Town Center Hampton Inn(5)         152     62%     57%       NA     $80.36  $98.80         NA
                                                                 ------    ---     ----    -----    ------  ------    -------
                                                                 3,578     61%     66%       71%    $86.82  $94.32     $89.16
(1)    Available rooms as of September 30, 2002.
(2)    Average occupancy is calculated by dividing the rooms occupied by the rooms available.
(3)    Opened October 25, 1999.
(4)    Opened December 15, 2000.
(5)    Opened November 27, 2000.

OFFICE AND INDUSTRIAL

                                                                              Leasing Percentages      Expiring Leases (1)
                                                                             --------------------- ----------------------------
                                                                   Gross         September 30,       Year Ending September 30,
                                                                 Leasable    --------------------- ----------------------------
       Location                          Name                    Area (1)      2002     2001   2000    2003          2004
  ----------------------- ---------------------------------    ----------     -----     ----   ----    ----         ------

       FLORIDA
   Fort Lauderdale            Commerce Center - Phase II            61,149     92%      90%     90%   14,643        16,305

       GEORGIA
       Atlanta                  900 Circle 75 Parkway              345,502     82%      87%    98%    49,642        60,484
       Atlanta                  1000 Circle 75 Parkway              89,412     97%     100%    98%     2,069        21,622
       Atlanta                  1100 Circle 75 Parkway             269,049     95%      93%    99%    44,653        11,804

       MARYLAND
        Laurel                    Sweitzer Lane (2)                150,020    100%     100%    NA       NA            NA

       VIRGINIA
        McLean                  8201 Greensboro Drive              360,854     81%      86%    95%   103,150         2,992
        McLean                  Tysons Park Place (3)              247,581     86%      87%   100%    10,561        31,699
       Sterling                      Dulles North                   59,886    100%     100%    99%    16,943        34,373
       Sterling                  Dulles North Two                   79,210    100%     100%   100%      NA              80
       Sterling                 Dulles North Four (4)              100,207    100%      NA     NA       NA            NA
       Sterling                 Dulles North Five (5)               80,391    100%     100%   100%      NA            NA
       Sterling                  Dulles North Six (6)               53,517    100%     100%   100%      NA            NA
       Sterling                    Loudoun Tech I (7)               81,238      0%      NA     NA       NA            NA
                                                                 ----------   ------   ----- ------  --------     -------------
                                        Totals                   1,978,016     86%      92%    98%   241,661(8)    179,359 (8)

   (1) Square feet
   (2) Acquired November 15, 2000.
   (3) Acquired December 13, 1999.
   (4) Operational April 1, 2002.
   (5) Operational March 1, 2000.
   (6) Operational October 1, 2000.
   (7) Operational December 14, 2001.
   (8) Represents 12.2% and 9.1%, respectively, of the Real Estate Trust's office and industrial portfolio in terms of square footage as of September
       30, 2002.

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

    MICHIGAN
  Auburn Hills         Auburn Hills Holiday Inn         0.5            Commercial

    NEW YORK
    Rochester        Rochester Airport Holiday Inn      2.9            Commercial

    VIRGINIA
    Sterling                  Cedar Green              10.7            Commercial
    Sterling                  Church Road              39.9        Office and Industrial
    Sterling              Sterling Boulevard           31.9            Industrial
                                                      ------
                                 Total                388.5

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

The Real Estate Trust and affiliates of the Trust own rights enabling them to convert their limited partnership interests in Saul Holdings Partnership into shares of Saul Center's common stock on the basis of one share of Saul Centers'
common stock for each partnership unit provided, subject to Saul Centers'
articles of incorporation and subsequent board resolution issued in March 2000, that they do not own rights to the extent that they collectively would be treated as owning, directly or indirectly, more than 29.9% of the value of the outstanding equity securities of Saul Centers.

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

Holding Company Regulation

The Trust, the Saul Company, Chevy Chase Property Company, referred to in this report as "CCPC," and CCPC's wholly-owned subsidiary, Westminster Investing
Corporation, collectively referred to in this report as the "Holding Companies,"
are registered as "savings and loan holding companies" because of their direct or indirect ownership interests in the bank, and are subject to regulation, examination and supervision by the OTS. The bank is prohibited from making or guaranteeing loans or advances to or for the benefit of the Holding Companies or other affiliates engaged in activities beyond those permissible for bank holding companies and from investing in the securities of the Holding Companies or other affiliates. Transactions between the bank and the Holding Companies must be on terms substantially the same, or at least as favorable to the bank, as those that would be available to non-affiliates.

On April 16, 2002, the OTS published a revised Regulatory Handbook for Holding
Companies. The revised handbook mostly reorganizes and expands upon aspects of the earlier edition, but also suggests a more active role for the OTS in the direct regulation of thrift holding companies such as the Holding Companies. The revised handbook places a greater emphasis on reviewing the adequacy of the
Holding Companies' capital, their level of debt, and their ability to fund outstanding debt obligations, and suggests that particular scrutiny will be given to holding companies that, like the Holding Companies, are engaged in real estate activities.

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

BANKING

REGULATION

FEDERAL HOME LOAN BANK SYSTEM. The bank is a member of the Federal Home Loan
Bank (the "FHLB") of Atlanta, which is one of 12 FHLBs administered by the
Federal Housing Finance Board, an independent agency within the executive branch of the federal government. The FHLBs serve as central credit facilities for their members. Their primary credit mission is to facilitate residential mortgage lending and support community and economic development activity in rural and urban communities. From time to time, the bank obtains advances from the FHLB of Atlanta. At September 30, 2002, the bank had outstanding advances of
$1.7 billion. See Note 26 to the Consolidated Financial Statements in this report and "Deposits and Other Sources of Funds - Borrowings."

As a member of the FHLB of Atlanta, the bank is required to acquire and hold shares of capital stock in that bank in an amount equal to the greater of:

o 1.0% of mortgage-related assets;
o $500; or
o 5.0% of outstanding advances.

The bank had an investment of $88.6 million in FHLB of Atlanta stock at
September 30, 2002. The bank earned dividends on that stock of $5.3 million and
$8.1 million during the years ended September 30, 2002 and 2001, respectively.
Since 1999, membership in the FHLB has been voluntary rather than mandatory for federal thrifts like the bank. Because membership is required to obtain advances from the FHLB and the bank continues to rely on FHLB advances as an important source of funds, the bank currently intends to retain its voluntary membership in the FHLB of Atlanta.

LIQUIDITY REQUIREMENTS. The bank is required to maintain sufficient liquidity to ensure its safe and sound operation. Failure to meet this requirement could subject the bank to monetary penalties imposed by the OTS. Management believes that the bank's ratio of cash and cash equivalents and other liquid assets to deposits and short-term borrowings of 8.02% at September 30, 2002 was sufficient to ensure the bank's safe and sound operation.

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

Although the FDIC insures commercial banks as well as thrifts, the insurance funds for commercial banks and thrifts have been segregated into the Bank
Insurance Fund (the "BIF") and the SAIF. The FDIC is required to maintain the reserve levels of both the BIF and the SAIF at 1.25% of insured deposits. If the reserve level of an insurance fund falls below 1.25%, the FDIC is required by law to impose a premium of at least 23 basis points on all institutions whose accounts are insured by that fund until its ratio is restored above the 1.25%
minimum. The BIF's reserve ratio was 1.26% and the SAIF's reserve ratio was
1.38% as of June 30, 2002.

Beginning in 1997, commercial banks have been required to share in the payment of interest due on Financing Corporation ("FICO") bonds used to provide liquidity to the savings and loan industry in the 1980s. Annual FICO assessments added to deposit insurance premiums equaled 1.79 basis points for SAIF and BIF members for the first semi-annual period of 2002 and 1.71 basis points for SAIF and BIF members for the second semi-annual period of 2002.

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

The House of Representatives has passed and the Senate is considering legislation that would reform the deposit insurance system by, among other things, (i) increasing FDIC insurance coverage from $100,000 to $130,000 per account (with certain retirement accounts generally receiving increased coverage) and indexing future coverage to accommodate inflation, (ii) merging the BIF and the SAIF into a single new Deposit Insurance Fund, (iii) permitting the Fund's required reserve ratio to float in a designated range, (iv)
eliminating the current prohibition against assessing risk-based premiums on well-capitalized institutions with high supervisory ratings, thus permitting the
FDIC to assess ongoing premiums for all institutions based on their risk profile, and allowing gradual increases in those premiums if the new Fund's ratio falls below the lower end of the designated range, (v) providing, in the case of the House bill, dividends to institutions if the ratio exceeds the upper end of the range, and (vi) providing refunds or credits towards future assessments based on an institution's earlier contributions to the BIF or the
SAIF. Because it remains unclear at this time whether, or in what form, any such legislation ultimately may be enacted, the bank is unable to assess the potential effects on the bank.

REGULATORY CAPITAL

The bank is subject to:

o a minimum tangible capital requirement;
o a minimum core (or leverage) capital requirement; and
o a minimum risk-based capital requirement.

Each of these requirements generally must be no less stringent than the capital standards for national banks. At September 30, 2002, the bank's tangible capital ratio was 5.63%, its core (or leverage) capital ratio was 5.63%, and its total risk-based capital ratio was 10.86%, compared to the minimum requirements of
1.50%, 4.00% and 8.00%, respectively.

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

Under OTS regulations, servicing assets can be included in core capital in an amount up to 100% of core capital. Non-mortgage servicing assets are subject to a sublimit of 25% of core capital. For these purposes, servicing assets are valued at the lesser of 90% of fair market value or 100% of the current unamortized book value. At September 30, 2002, the bank had qualifying servicing assets with a carrying value of $60.3 million, which constituted 9.5% of core capital at that date. The federal banking agencies have not exercised their authority to permit inclusion in core capital of up to 100 percent of the fair market value of readily marketable mortgage servicing rights.

The risk-based capital requirements imposed by the OTS vary the amount of capital required for an asset based on the degree of credit risk associated with that asset and include off-balance sheet items in the asset base used to compute the bank's risk-based capital ratio.

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

The OTS amended its capital regulations, effective July 1, 2002, to permit a broader range of residential mortgage loans to qualify for the 50% risk weighting category. The final amendments also indicate that residential mortgage loans with negative amortization features that are initially assigned to the 50%
risk-weighting may have to be reassigned to the 100% risk-weighting if, as a result of negative amortization, the loan-to-value ratios are no longer
"commensurate" with the risk associated with the loans. The OTS intends to conduct a more comprehensive assessment of negatively amortizing loans and may issue supervisory guidance on their capital treatment.

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
The rule became effective January 1, 2002 and applies to those transactions that closed on or after that date. For those transactions entered into prior to the effective date, the bank has chosen, pursuant to the rule, to delay the application of the rule until December 31, 2002. For those transactions, the bank currently maintains dollar-for-dollar capital against the securitized assets in an amount equal to the amount of recourse retained by the bank, but not greater than the otherwise applicable capital requirement on the underlying loans. For transactions closed on or after January 1, 2002, the revisions:

o require that risk-based capital be held in an amount equal to the amount of residual interest that is retained on balance sheet following a securitization, net of any deferred tax liability (i.e., dollar-for-dollar), even if that amount exceeds the otherwise applicable capital requirement on the underlying loans;
o require a deduction from Tier 1 capital equal to the amount of credit enhancing interest-only strips receivable that exceeds 25 percent of Tier 1 capital; and
o apply a "ratings based approach" that sets capital requirements for positions in securitizations according to their relative risk exposure.

At September 30, 2002, the bank had $67.0 million in residual interests that, under the rule, will be subject to a dollar-for-dollar deduction from total capital on December 31, 2002. Of this amount, $37.3 million was already subject to a dollar-for-dollar deduction from total capital at September 30, 2002. The remainder of these residual interests, to the extent still retained by the bank, will be subject to the dollar-for-dollar deduction from total capital beginning
December 31, 2002. At September 30, 2002, the bank had credit enhancing interest-only strips receivable of $32.9 million, which constituted 5.2% of Tier
1 capital at that date.

The bank may use supplementary capital to satisfy the risk-based capital requirement to the extent of its core capital. Supplementary capital includes cumulative perpetual preferred stock, qualifying non-perpetual preferred stock, qualifying subordinated debt, non-withdrawable accounts and pledged deposits, and allowances for loan and lease losses up to a maximum of 1.25% of risk-weighted assets. At September 30, 2002, the bank had $71.1 million in allowances for loan and lease losses, all of which was includable as supplementary capital.

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
o during the seven years immediately prior to an instrument's maturity, the bank may include only the aggregate amount of maturing capital instruments that mature in any one year that does not exceed 20% of its capital.

The bank has selected the second option for its subordinated debentures due 2005 and must continue to use that option for its subordinated debentures due 2008 and any future issuances as long as the prior issuance remains outstanding. At
September 30, 2002, the bank had $250.0 million in maturing subordinated capital instruments, all of which was includable as supplementary capital. Of that amount, $150.0 million matures in 2005 and $100.0 million matures in 2008. See
"Deposits and Other Sources of Funds - Borrowings."

On May 10, 2002, the OTS repealed the interest-rate risk component of its risk-based capital regulation. The OTS is authorized to establish individual minimum capital requirements for thrifts on a case-by-case basis, including capital requirements based on an application of its interest rate risk model used to identify those thrifts that are exposed to excessive interest rate risk.
The bank continues to monitor its interest-rate exposure in accordance with OTS guidance. See "Asset and Liability Management."

The OTS also considers concentration of credit risk and risks arising from non-traditional activities, as well as a thrift's ability to manage these risks, in evaluating whether the thrift should be subject to increased capital requirements.

All or a portion of the assets of each of the bank's subsidiaries are generally consolidated with the assets of the bank for regulatory capital purposes unless all of the bank's investments in, and extensions of credit to, those subsidiaries are deducted from capital. The bank's investments in, and loans to, subsidiaries engaged in activities not permissible for a national bank, are with certain exceptions, deducted from capital under each of the three regulatory capital requirements. The bank's real estate development subsidiaries are its only subsidiaries engaged in activities not permissible for a national bank. At
September 30, 2002, the bank's investments in, and loans to, these
"non-includable subsidiaries" totaled approximately $1.6 million, of which $1.4 million constituted a deduction from tangible capital. The bank has $0.2 million of valuation allowances maintained against its non-includable subsidiaries, which, pursuant to OTS guidelines, are available as a credit against the otherwise required deductions from capital.

OTS capital regulations also require a 100% deduction from total capital of all equity investments that are not permissible for national banks. The bank's only asset at September 30, 2002 that is treated as an equity investment for regulatory capital purposes is a property classified as real estate held for sale. At September 30, 2002, the book value of this property was $2.1 million, which was required to be deducted from total capital.

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
The bank intends to request from the OTS an additional extension of the holding periods for these assets. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Financial Condition - Capital."

Under guidance issued by the OTS and other federal bank regulatory agencies, institutions with subprime lending portfolios that exceed 25% of Tier 1 capital generally are expected to hold capital against those portfolios in an amount that is 1 1/2 to 3 times the amount required for non-subprime assets of the same type. However, examiners are given broad discretion over how to apply the guidelines to a particular institution. Although the bank's subprime automobile lending portfolio (held through a subsidiary) exceeded the 25% threshold at
September 30, 2002, the subsidiary stopped originating new loans effective
November 9, 2000 and the bank has not been directed to maintain additional capital against its subprime portfolio since the guidance was issued in January
2001.

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

The Basle Committee continues to review comments received on, and the results of several quantitative impact studies on the effects of, its January 2001 release, as amended, and continues to refine its proposed amendments to the 1988 capital accord as appropriate. Currently, the Basle Committee expects to finalize its amendments to the 1988 capital accord in late 2003, and U.S. banking regulators are expected to amend their capital rules by 2006. The bank is unable to predict whether, or in what form, any final changes will be adopted by the Basle
Committee, or the extent to which any changes actually adopted will be reflected in the capital requirements that apply to the bank.

The bank's ability to maintain capital compliance depends on a number of factors, including, for example, changes in regulatory requirements, general economic conditions and the condition of local markets. See "Management's
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

An institution's classification category could be downgraded if, after notice and an opportunity for a hearing, the OTS determined that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity. The bank has not received notice from the OTS of any potential downgrade.

At September 30, 2002, the bank's leverage ratio of 5.63%, its tier 1 risk-based ratio of 7.08%, and its total risk-based capital ratio of 10.86% exceeded the minimum ratios established for "well-capitalized" institutions.

QUALIFIED THRIFT LENDER TEST. The bank must meet a Qualified Thrift Lender
("QTL") test to avoid imposition of certain restrictions. The QTL test requires the bank to maintain a "thrift investment percentage" equal to a minimum of 65%.
The numerator of the percentage is the bank's "qualified thrift investments" and the denominator is the bank's "portfolio assets." "Portfolio assets" is defined as total assets minus

o the bank's premises and equipment used to conduct the bank's business;
o liquid assets up to 20 percent of total assets; and
o intangible assets, including goodwill.

The QTL test must be met on a monthly average basis in nine out of every 12 months.

The bank's "qualified thrift investments" consist of residential housing loans
(including home equity loans and manufactured housing loans), mortgage-backed securities, FHLB and Fannie Mae stock, small business loans, credit card loans and educational loans. Portions of other assets are also includable, provided that the total of these assets does not exceed 20% of portfolio assets. Assets in this category include consumer loans (other than credit card and educational loans); 50% of residential housing loans originated and sold within 90 days;
investments in real estate-oriented service corporations and 200% of mortgage loans for residences, churches, schools, nursing homes and small businesses in low- or moderate-income areas where credit demand exceeds supply. Intangible assets, including goodwill, are specifically excluded from qualified thrift investments.

The bank had 88.8% of its assets invested in qualified thrift investments at
September 30, 2002, and met the QTL test in each of the previous 12 months.

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
o obtain new advances from the FHLB; or
o pay dividends beyond the amounts permissible if it were a national bank.

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

Because the bank is engaged in activities that are not currently permissible for national banks, such as investing in subsidiaries that engage in real estate development activities, failure to satisfy the QTL test would require the bank to terminate these activities and divest itself of any prohibited assets held at such time. Based on a review of the bank's current activities, management of the bank believes that compliance with these restrictions would not have a significant adverse effect on the bank. However, the B.F. Saul Real Estate
Investment Trust (the "Trust"), which owns 80% of the bank, is engaged in real estate ownership and development activities currently prohibited for bank and financial holding companies. As a result, failure by the bank to meet the QTL test, in the absence of a significant restructuring of the Trust's operations, would, in effect, require the Trust to reduce its ownership of the bank to a level at which it no longer would be deemed to control the bank.

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

In addition, the OTS has conditioned the bank's recent payments of common stock dividends on the bank's maintaining its well-capitalized status. Failure of the bank to remain well capitalized therefore could have a material adverse effect on the bank's ability to pay dividends on both its common and REIT Preferred
Stock.

In May 1988, in connection with the merger of a Virginia thrift into the bank, the B.F. Saul Company (the "Saul Company") and the Trust entered into a capital maintenance agreement in which they agreed not to cause the bank, without prior written approval of the OTS, to pay dividends in any fiscal year in excess of
50% of the bank's net income for that fiscal year, provided that any dividends permitted under such limitation could be deferred and paid in a subsequent year.

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
The indenture pursuant to which $100 million principal amount of the bank's 1996
Debentures was issued provides that the proposed dividend may not exceed the sum of the restrictions discussed above for the 1993 Indenture and the aggregate liquidation preference of the bank's 10?% Noncumulative Preferred Stock, Series
B (the "Series B Preferred Stock"), if issued in exchange for the outstanding
REIT Preferred Stock. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Financial Condition - Capital" and
"Security Ownership of Certain Beneficial Owners and Management."

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

LENDING LIMITS. The bank generally is prohibited from lending to one borrower and its related entities amounts in excess of 15% of unimpaired capital and unimpaired surplus. The bank may lend an additional 10% for loans fully secured by readily marketable collateral. The bank's regulatory lending limit was approximately $143.2 million at September 30, 2002, and no group relationships exceeded this limit at that date.

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

o restrict its rate of asset growth;
o prohibit asset growth entirely;
o require the institution to increase its ratio of tangible equity to assets;
o restrict the interest rate paid on deposits to the prevailing rates of interest on deposits of comparable amounts and maturities; or
o require the institution to take any other action the OTS determines will better carry out the purpose of prompt corrective action.

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
o examination fees for certain affiliates of savings institutions;
o application fees;
o securities filing fees; and
o publication fees.

Of these fees, the semi-annual assessments are the most significant, totaling
$1.7 million for the bank for the 12 month period ending December 31, 2002.

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
o any other general or senior liability of the institution (which is not an obligation described below);
o any obligation subordinated to depositors or general creditors which is not a stockholder obligation; and
o any obligation to stockholders arising as a result of their status as stockholders.

ENVIRONMENTAL REGULATION. The bank's business and properties are subject to federal and state laws and regulations governing environmental matters, including the regulation of hazardous substances and wastes. Under the federal
Comprehensive Environmental Response, Compensation and Liability Act of 1980, as
amended ("CERCLA"), and under some state laws, owners of properties and secured lenders which take a deed-in-lieu of foreclosure, purchase a mortgaged property at a foreclosure sale, or operate a mortgaged property may become liable in some circumstances for the costs of cleaning up hazardous substances regardless of whether they have contaminated the property. These costs could exceed the original or unamortized principal balance of a loan or the value of the property securing a loan. The bank is eligible in many instances for an exemption from
CERCLA liability as a secured creditor, provided the bank does not participate in the management of a property and only acts to protect its security interest in the property. Under this exemption, the Bank may foreclose on a mortgaged property, purchase it at a foreclosure sale or accept a deed-in-lieu of foreclosure, provided it seeks to sell the mortgaged property at the earliest practicable commercially reasonable time on commercially reasonable terms. Other federal and state environmental laws may impose additional liabilities in certain circumstances, including certain state laws that impose environmental liens that could be senior to the bank's prior recorded liens. These laws may influence the bank's decision whether to foreclose on property that is found to be contaminated. The bank's general policy is to obtain an environmental assessment prior to foreclosing on commercial property.

Recent Developments. In response to the September 11 terrorist attacks, on
October 26, 2001, President Bush signed into law the Uniting and Strengthening
America by Providing Appropriate Tools Required to Intercept and Obstruct
Terrorism Act (the "USA Patriot Act"). Title III of the USA Patriot Act amends the Bank Secrecy Act and contains provisions designed to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities by, among other things, imposing new compliance obligations on savings associations, trust companies and securities broker-dealers. Many of these compliance obligations focus on transactions between U.S. financial institutions and non-U.S. banks, entities and individuals, and therefore will not have a significant impact on the bank's operations. However, the bank has taken steps to enhance its anti-money laundering policies and procedures following enactment of the USA Patriot Act and will continue to monitor developments regarding implementation of the Act and make further adjustments to those policies and procedures as appropriate.

On July 29, 2002, the Department of Housing and Urban Development proposed a rule that would: (i) clarify the disclosure rules regarding yield spread premiums paid to mortgage brokers and their cost to borrowers, (ii) amend the format of the good faith estimate ("GFE") disclosure, and (iii) allow lenders to provide guaranteed packages of settlement services and prescribe a form, as an alternative to the traditional GFE disclosure, for lenders to use when presenting guaranteed packages of settlement services to consumers. While the rule confirms that yield spread premiums are a permissible form of mortgage broker compensation and would permit the bank to provide guaranteed packages of settlement services to its borrowers, the bank is uncertain whether or in what form the proposed rule will ultimately be adopted and accordingly is not yet able to ascertain the impact it may have on the bank. Comments on the proposed rule were due by October 28, 2002.

FEDERAL RESERVE SYSTEM

The Federal Reserve Board requires the bank to maintain reserves against its transaction accounts and certain non-personal deposit accounts. Because reserves generally must be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirement is to decrease the bank's earnings.

Prior to November 27, 2001, the first $5.5 million of the bank's transaction accounts were subject to a 0% reserve requirement. The next $37.3 million in net transaction accounts were subject to a 3% reserve requirement and any net transaction accounts over $42.8 million were subject to a 10% reserve requirement. Effective November 27, 2001, the FRB increased the amount of transactions accounts subject to a 0% reserve requirement from $5.5 million to
$5.7 million and decreased the "low reserve tranche" from $37.3 million to $35.6 million, which brings the net transaction amount that was subject to the 10%
reserve requirement to amounts over $41.3 million. The bank met its reserve requirements for each period during the year ended September 30, 2002. Effective
November 26, 2002, the first $6.0 million of the bank's transaction accounts will be subject to a 0% reserve requirement. The next $36.1 million in net transaction accounts will be subject to a 3% reserve requirement and net transaction accounts over $42.1 million will be subject to a 10% reserve requirement.

The bank may borrow from the Federal Reserve's "discount window," but only after exhausting all reasonable alternate sources of funds, including the FHLB. FDICIA imposes additional limitations on the ability of the Federal Reserve to lend to undercapitalized institutions through the discount window.

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

The bank is committed to fulfilling its CRA obligation by providing access to a full range of credit-related products and services to all segments of its community. Based on the last OTS examination covering the period from June 1997 through January 2000, the bank received a "satisfactory" CRA rating. The bank anticipates that its next CRA examination will take place in the latter part of
2002 or early in 2003.

Under the CRA, the bank is tested in three areas:

o LENDING - how well the bank meets the credit needs of low- and moderate-income borrowers and neighborhoods in its defined assessment areas;
o SERVICE - the bank's ability to deliver reasonable and accessible financial products and services, such as retail banking branches and ATMs, and support community development services, such as financial literacy education and homebuyer counseling; and
o INVESTMENT - the bank's ability to commit to innovative and qualified CRA investments such as equity investments which support and promote affordable housing and economic development in low-
  and moderate-income neighborhoods in the bank's assessment areas.

Examples of qualified CRA investments are the bank's investment in the Mid
Atlantic Affordable Housing Fund I in January 2000 for $5 million and in the Mid
Atlantic Affordable Housing Fund II in March 2001 for $5 million. These investments allowed the bank to provide equity financing to several multifamily housing projects located in Maryland, Delaware, Northern Virginia and the
District of Columbia, which provide rental housing for low- and moderate-income seniors and families. Because the bank's investments qualify for low-income housing tax credits under federal tax laws, the bank will receive tax benefits relating to these investments over the next 15 years.

During fiscal year 2002, the bank continued to increase its CRA investments by purchasing CRA targeted mortgage backed securities, which had a book value of
$20.6 million at September 30, 2002. These securities are comprised of loans made to low- and moderate-income borrowers and are secured by properties in low-
and moderate-income neighborhoods within the bank's assessment area. Further, the bank in June 2002 made a qualified CRA investment in the form of a $225,000 loan to the Washington Area Community Investment Fund ("WACIF"), designated by the Department of Treasury as a Community Development Investment Fund. This
investment allows WACIF to provide financing to non-profit organizations engaged in building affordable housing in the Washington, DC area.

On July 19, 2001, the OTS and the other federal banking regulators issued a joint advance notice of proposed rulemaking, seeking public comment on a broad range of issues under the agencies' current CRA regulations in an effort to assess how the regulations should be amended to better analyze a financial institution's performance under the CRA. Comments on the notice of proposed rulemaking were due October 17, 2001. The bank is unable to predict whether, and in what form, any final changes will be adopted, or the impact those changes may have on the bank.

OTHER ASPECTS OF FEDERAL LAW

The bank is also subject to federal statutory provisions covering matters such as security procedures, currency transactions reporting, insider and affiliated party transactions, management interlocks, truth-in-lending, electronic funds transfers, funds availability, equal credit opportunity and privacy of consumer information.

HOLDING COMPANY REGULATION

The Trust, the Saul Company, Chevy Chase Property Company, and Westminster
Investing Corporation (the "Holding Companies") are registered as "savings and loan holding companies" because of their direct or indirect ownership interests in the bank, and are subject to regulation, examination and supervision by the
OTS. The bank is prohibited from making or guaranteeing loans or advances to or for the benefit of the Holding Companies or other affiliates engaged in activities beyond those permissible for bank holding companies and from investing in the securities of the Holding Companies or other affiliates.
Transactions between the bank and the Holding Companies must be on terms substantially the same, or at least as favorable to the bank, as those that would be available to non-affiliates.

On April 16, 2002, the OTS published a revised Regulatory Handbook for Holding
Companies. The revised handbook mostly reorganizes and expands upon aspects of the earlier edition, but also suggests a more active role for the OTS in the direct regulation of thrift holding companies such as the Holding Companies. The revised handbook places a greater emphasis on reviewing the adequacy of the
Holding Companies' capital, their level of debt, and their ability to fund outstanding debt obligations, and suggests that particular scrutiny will be given to holding companies that, like the Holding Companies, are engaged in real estate activities.

The Holding Companies must obtain OTS approval before acquiring any federally insured savings institution or any savings and loan holding company. The status of the Holding Companies as "unitary thrift holding companies" and the activities in which the Holding Companies may engage have been grandfathered under the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"). As grandfathered unitary thrift holding companies, the Holding Companies are virtually unrestricted in the types of business activities in which they may engage provided the bank continues to meet the QTL test. See Qualified Thrift Lender
Test. The GLB Act prohibits the sale of grandfathered unitary thrift holding companies such as the Holding Companies (together with their thrift subsidiaries) or their thrift subsidiaries alone to commercial companies.
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

o an amount equal to 5.0% of the bank's total assets at the time the bank became
  "undercapitalized," or
o the amount necessary to bring the bank into compliance with all applicable capital standards as of the time the bank fails to comply with its capital plan.

If the Holding Companies refused to provide the guarantee, the bank would be subject to the more restrictive supervisory actions applicable to "significantly undercapitalized" institutions. See "Regulation - Prompt Corrective Action."

RECENT ACCOUNTING PRONOUNCEMENTS

The bank adopted Financial Accounting Standards Board ("FASB") Statement of
Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS 133") effective October 1, 2000. SFAS
133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and
Hedging Activities - Deferral of Effective Date of Financial Accounting
Standards Board Statement No. 133" ("SFAS 137") and SFAS No. 138, "Accounting
for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 133, as amended by SFAS 137 and
SFAS 138, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivative instruments as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative, its hedge designation and whether the hedge is effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. On October 1, 2000, the bank recorded an after tax loss of $476 thousand in Other Comprehensive Income representing its transition adjustment from the adoption of these standards.

On July 1, 2002, the bank implemented FASB guidance regarding the application of
SFAS 133, which requires that interest rate locks ("IRL") on mortgage loans held for sale be treated as derivatives. The IRLs are treated as free standing derivatives with changes in fair value recorded in the income statement and reported on the balance sheet. In connection with this change, the bank's forward sale commitments were re-designated from cash flow hedges to either fair value hedges or non-designated hedge relationships. The net income statement impact of the change was $80 thousand, net of tax. The net impact on other accumulated comprehensive income was $1.2 million.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities - a replacement of SFAS No. 125," ("SFAS 140")
was issued in September 2000. SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under SFAS 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 140 was effective for transfers after March 31, 2001, except that the effective date for the isolation standards was suspended for financial institutions until January
1, 2002, and was effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not have a material impact on the bank's financial condition or results of operations.

SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in
June 2001. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 establishes new guidance on accounting for goodwill and other assets acquired in a business combination and reaffirms that acquired intangible assets should initially be recognized at fair value and the costs of internally developed intangible assets should be charged to expense as incurred. SFAS 142 also requires that goodwill arising in a business combination should no longer be amortized, but, instead, be subjected to impairment testing. An impairment loss is recognized if fair value is less than the carrying amount. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of the fiscal year. At October 1, 2002, the fair value of the goodwill recorded on the bank's balance sheet exceeded its carrying value.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
("SFAS 144") was issued in August 2001. SFAS 144 supersedes SFAS No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
be Disposed of," and the accounting and reporting provisions of APB Opinion No.
30, "Reporting the Results of Operations - Reporting the Effects of Disposal of
a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions.
SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement will not have a material effect on the bank's financial condition or results of operations.

MARKET AREA

The bank's principal deposit and lending markets are located in the Washington,
DC metropolitan area. Service industries and federal, state and local governments employ a significant portion of the Washington, DC area labor force, while a substantial number of the nation's 500 largest corporations have some presence in the area. The Washington, DC area's seasonally unadjusted unemployment rate is generally below the national rate and was 3.6% in August
2002, compared to the national rate of 5.6%.

Chevy Chase historically has relied on retail deposits originated in its branch network as its primary funding source. See "Deposits and Other Sources of
Funds." Chevy Chase's principal market for deposits consists of Montgomery and
Prince George's Counties in Maryland and Fairfax County in Virginia.
Approximately 7.3% of the bank's deposits at September 30, 2002 were obtained from depositors residing outside of Maryland, Northern Virginia and the District of Columbia. Chevy Chase had the largest market share of deposits in Montgomery
County, and ranked third in market share of deposits in Prince George's County at June 30, 2001, according to the most recently published industry statistics.
The per capita incomes of Montgomery and Fairfax Counties rank among the highest of counties and equivalent jurisdictions nationally. These two counties are also the Washington, DC area's largest suburban employment centers, with a substantial portion of their labor force consisting of federal, state and local government employees. Private employment is concentrated in services and retail trade centers. The unemployment rate in Montgomery and Fairfax Counties in
August 2002 of 2.6% and 3.0%, respectively, were below the national rate of 5.6%
and individual state rates of 4.2% for both Maryland and Virginia for the same month.

The bank historically has concentrated its lending activities in the Washington,
DC metropolitan area. In recent years, the bank has expanded its lending activities outside the Washington, DC Metropolitan area. See "Lending
Activities."

INVESTMENT AND OTHER SECURITIES

The bank is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operations. See "Regulation - Liquidity Requirements."
To meet this requirement, the bank maintains a portfolio of cash, federal funds, treasury securities and other readily marketable fixed-income securities.
Management's objective is to maintain liquidity at a level sufficient to assure adequate funds to meet expected and unexpected balance sheet fluctuations.

The bank classifies its U.S. Government securities and mortgage-backed securities as either "held-to-maturity," "available-for-sale" or "trading" at the time such securities are acquired. All U.S. Government securities and mortgage-backed securities were classified as held-to-maturity at September 30,
2002 and 2001.

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
2002 and 2001.

At September 30, 2001, the bank held automobile receivables-backed securities, which were classified as trading securities. These securities were created as part of two automobile loan securitizations and represent subordinate classes of certificates retained by the bank. The securities were redeemed during fiscal year 2002.

At September 30, 2002 and 2001, the bank held shares in Concord EFS, Inc., a publicly traded ATM service provider, with a carrying value of $3.9 million and
$5.5 million, respectively, which were classified as trading securities.

LENDING ACTIVITIES

LOAN AND LEASE PORTFOLIO COMPOSITION. At September 30, 2002, the bank's loan and lease portfolio totaled $8.8 billion, which represented 78.3% of its total assets. All references in this report to the bank's loan portfolio refer to loans and leases, whether they are held for sale and/or securitization or for investment, and exclude mortgage-backed securities. Loans collateralized by single-family residences constituted 63.8% of the loan and lease portfolio and
49.9% of total assets at that date. The following table sets forth information concerning the bank's loan and lease portfolio net of unfunded commitments for the periods indicated.

LOAN AND LEASE PORTFOLIO
(Dollars in thousands)

                                                                        September 30,
                             ------------------------------------------------------------------------------------------------------
                                      2002                2001                2000                 1999                 1998
                             -------------------- ------------------- ------------------- -------------------- --------------------
                                          % of                % of                % of                 % of                 % of
                               Balance    Total    Balance    Total     Balance   Total     Balance    Total     Balance    Total
                             ------------ ------- ----------- ------- ----------- ------- ------------ ------- ------------ -------

Single family residential (1) $4,545,519   51.5% $4,519,269   52.9% $4,870,474   58.6%  $3,944,932   60.9%  $1,760,266   63.2%

Home equity (1)                1,090,325   12.3      646,390    7.6      427,399    5.1       398,745    6.2       202,319    7.2

Commercial real estate and
 multifamily                      20,578    0.2       30,703    0.4       39,230    0.5        57,051    0.9        74,164    2.7

Real estate construction and
 ground (2)                      260,199    2.9      267,303    3.1      296,705    3.6       228,464    3.5       108,379    3.9

Commercial (2)                   803,168    9.1      769,443    9.0      596,384    7.2       394,142    6.1       174,076    6.2

Prime Automobile loans (1)       623,734    7.0      600,865    7.0      772,899    9.3       717,712   11.1       121,350    4.4

Automobile leases              1,130,425   12.8    1,124,106   13.2      568,091    6.8       109,724    1.7            22      -

Subprime automobile loans (1)    232,001    2.6      420,658    5.0      620,588    7.4       480,533    7.4       236,454    8.5

Home improvement and related
 loans (1)                       102,922    1.2      116,394    1.4       91,130    1.1       113,650    1.7        74,351    2.7

Overdraft lines of credit and
   other consumer                 37,300    0.4       36,356    0.4       31,608    0.4        31,645    0.5        33,484    1.2
                             ------------ ------- ----------- ------- ----------- ------- ------------ ------- ------------ -------
                                8,846,171 100.0%   8,531,487 100.0%  8,314,508  100.0%  6,476,598   100.0%  2,784,865   100.0%
                             ------------ ======= ----------- ======= ----------- ======= ------------ ======= ------------ =======
Less:

   Unearned premiums and
    discounts                     (1,690)             (2,445)             (3,814)              (5,589)              (2,163)

   Net deferred loan
    origination costs            (57,627)            (40,554)            (34,833)             (16,133)                (850)

   Allowance for loan and
    lease losses                  71,109              63,018              54,018               58,139               60,157

                             ------------         -----------          ----------         ------------         ------------
                                  11,792              20,019              15,371               36,417               57,144
                             ------------         -----------          ----------         ------------         ------------

       Total loans and
        leases receivable     $8,834,379          $8,511,468          $8,299,137           $6,440,181           $2,727,721
                             ============         ===========         ===========         ============         ============

-----------------------------------------------------------------------------------------------------------------------------------
(1) Includes loans held for securitization and/or sale, if any.
(2) Net of undisbursed portion of loans.

The bank adjusts the composition of its loan and lease portfolio in response to a variety of factors, including regulatory requirements and asset and liability management objectives. See "Regulation - Regulatory Capital," "Qualified Thrift
Lender Test" and "Management's Discussion and Analysis of Financial Condition
and Results of Operations - Financial Condition - Asset and Liability
Management."

CONTRACTUAL PRINCIPAL REPAYMENTS OF LOANS AND LEASES. The following table shows the scheduled contractual principal repayments of the bank's loans and leases at
September 30, 2002. The entire balance of loans held for securitization and/or sale is shown in the year ending September 30, 2003, because such loans are expected to be sold in less than one year.

CONTRACTUAL PRINCIPAL REPAYMENTS
(In thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                        Principal
                         Balance                                  Approximate Principal Repayments
                     Outstanding at                               Due in Years Ending September 30,
                                      ----------------------------------------------------------------------------------------------
                      September 30,                                                                                     2018 and
                         2002(1)            2003          2004         2005      2006-2007   2008-2012    2013-2017     Thereafter
                     ---------------- --------------- ------------ ------------ ----------- ------------ ------------ --------------
Single family
 residential         $     3,624,711   $      55,086  $    62,847  $    66,863     145,845  $   447,573  $   569,271  $ $ 2,277,226
Home equity                1,090,325          20,340       21,470       22,307      46,199      135,961      213,638        630,410
Commercial
 real estate
 and multifamily              20,578             249          431        2,314       2,319       15,265            -              -
Real estate
 construction
 and ground                  260,199         198,879       57,801          609         735        2,175            -              -
Commercial                   803,168         342,950      107,474       69,238      91,409      136,118       10,564         45,415
Prime automobile
 loans                       333,078          93,755       92,184       71,044      69,119        6,976            -              -
Automobile leases          1,130,425         309,361      358,944      260,540     198,413        3,167            -              -
Subprime automobile
 loans                       232,001          96,110       80,549       49,461       5,881            -            -              -
Home improvement
 and related loans           101,156           4,890        5,013        5,110      10,559       27,822       27,196         20,566
Overdraft lines of
 credit and
 other consumer               37,300           7,269        6,654        6,794      15,344        1,239            -              -
Loans held for
 securitization
 and/or sale               1,213,230       1,213,230            -            -           -            -            -              -
                     ---------------- --------------- ------------ ------------ ----------- ------------ ------------ --------------
     Total loans
      and leases
      receivable(2)  $     8,846,171   $   2,342,119  $   793,367  $   554,280     585,823  $   776,296  $   820,669  $   2,973,617
                     ================ =============== ============ ============ =========== ============ ============ ==============

Fixed-rate loans
 and leases          $     3,729,051   $     931,258      660,913  $   451,115     427,874  $   417,263  $   342,456  $     498,172
Adjustable-rate loans      3,903,890         197,631      132,454      103,165     157,949      359,033      478,213      2,475,445
Loans held for
 securitization
 and/or sale               1,213,230       1,213,230            -            -           -            -            -              -
                     ----------------   ------------- ------------ ------------ ----------- ------------ ------------ --------------
     Total loans
      and leases
      receivable(2)  $     8,846,171   $   2,342,119  $   793,367  $   554,280     585,823  $   776,296  $   820,669  $   2,973,617
                     ================ =============== ============ ============ =========== ============ ============ ==============

------------------------------------------------------------------------------------------------------------------------------------
(1) Of the total amount of loans and leases outstanding at September 30, 2002, which were due after one year, an aggregate principal balance of approximately
$2.8 billion had fixed interest rates and an aggregate principal balance of approximately $3.7 billion had adjustable interest rates.
(2) Before deduction of reserve for loan losses, unearned premiums and discounts and deferred loan fees.

Actual payments may not reflect scheduled contractual principal repayments due to the effect of loan refinancings, prepayments and enforcement of due-on-sale clauses. Due-on-sale clauses give the bank the right to declare a "conventional loan" -- one that is neither insured by the Federal Housing Administration nor partially guaranteed by the Veterans' Administration -- immediately due and payable in the event, among other things, that the borrower sells the property securing the loan without the consent of the bank. Although the bank's single-family residential loans historically have had stated maturities of generally 30 years, such loans normally have remained outstanding for substantially shorter periods because of these factors. At September 30, 2002, excluding loans held for securitization and/or sale, aggregate principal repayments of $1.1 billion against all loans are contractually due within the next year. Of this amount, $936.7 million is due on fixed-rate loans and $198.8 million is due on adjustable-rate loans.

ORIGINATION, PURCHASE AND SALE OF REAL ESTATE LOANS. The bank has general authority to make loans secured by real estate located throughout the United
States. The following table shows changes in the composition of the bank's real estate loan portfolio and the net change in mortgage-backed securities.

ORIGINATION, PURCHASE AND SALE OF REAL ESTATE LOANS
(IN THOUSANDS)

                                                                        For the Year Ended September 30,
                                                 --------------------------------------------------------------------------------
                                                          2002                          2001                          2000
                                                 --------------------          --------------------          --------------------

Real estate loan originations and purchases: (1)

Single family residential                        $         5,036,548           $         3,184,380           $         1,666,639
Home equity                                                  902,845                       528,450                       267,694
Commercial real estate and multifamily                             -                             -                         4,602
Real estate construction and ground                          259,858                       259,130                       259,537
                                                 --------------------          --------------------          --------------------

Total originations and purchases                           6,199,251                     3,971,960                     2,198,472
                                                 --------------------          --------------------          --------------------

Principal repayments                                      (2,512,415)                   (1,789,846)                     (502,156)
Sales                                                     (2,043,630)                     (674,652)                     (383,824)
Loans transferred to real estate acquired
  in settlement of loans                                      (4,174)                         (720)                       (5,616)

                                                 --------------------          --------------------          --------------------
                                                          (4,560,219)                   (2,465,218)                     (891,596)
                                                 --------------------          --------------------          --------------------

Transfers to mortgage-backed securities (2)               (1,186,436)                   (1,676,885)                     (302,260)
                                                 --------------------          --------------------          --------------------

Increase (decrease) in real estate loans         $           452,596           $          (170,143)          $         1,004,616
                                                 ====================          ====================          ====================

(1) Net of undisbursed portion of loans.
(2) Represents real estate loans which were pooled and exchanged for mortgage-backed securities.

SINGLE-FAMILY RESIDENTIAL REAL ESTATE LENDING. The bank originates a variety of loans secured by single-family residences. At September 30, 2002, $5.6 billion, or 63.8%, of the bank's loan and lease portfolio consisted of loans secured by first or second mortgages on such properties, as compared to $5.2 billion, or
60.5%, at September 30, 2001. Of these amounts, $12.9 million and $34.5 million consisted of FHA-insured or VA-guaranteed loans at September 30, 2002 and 2001, respectively. Approximately 34.8% of the principal balance of the bank's single-family residential real estate loans at September 30, 2002 were secured by properties located in Maryland, Virginia or the District of Columbia.

The bank originates VA, FHA and a wide variety of conventional residential mortgage loans through its wholly owned mortgage banking subsidiary, B. F. Saul
Mortgage Company, and through Chevy Chase Mortgage, a division of the bank. The bank currently offers fixed-rate loans with maturities of 10 to 30 years and adjustable-rate residential mortgage loans, principally with maturities of 30 years.

The bank maintains a network of third party originators, including loan brokers and financial institutions, in order to supplement its direct origination of single-family residential mortgage loans. The bank determines the specific loan products and rates under which the third party originates the loan, and subjects the loan to the bank's underwriting criteria and review. During the year ended
September 30, 2002, approximately $3.2 billion of loans settled under this program.

Interest rates on the majority of the bank's ARMs are adjusted based on either changes in (a) yields on U.S. Treasury securities or (b) the London Interbank
Offered Rate ("LIBOR") of varying maturities. The interest rate adjustment provisions of the bank's ARMs may contain limitations on the frequency and/or maximum amount of interest rate adjustments. These limitations are determined by a variety of factors, including mortgage loan competition in the bank's markets.

The bank has significantly expanded its origination of residential ARMs with interest rates that adjust monthly, semi-annually and annually, some of which provide a borrower with a below-market introductory rate and a variety of monthly payment options. One of the payment options could result in interest being added to the principal of the loan, or "negative amortization." During fiscal years 2002 and 2001, the bank originated $3.0 billion and $0.9 billion, respectively, of these ARMs, all of which contained terms that limit the amount of negative amortization to no more than 10% of the original loan amount. At
September 30, 2002, loans with this negative amortization option totaled $2.4 billion, which includes approximately $5.0 million of negative amortization in excess of the original principal balance. The bank is monitoring the risks associated with these ARM products, and has established terms for loans it originates (including caps on the amount of negative amortization) designed to minimize credit risks without adversely affecting the bank's competitive position. Increased emphasis of these ARM products is a key part of management's efforts to focus on originating mortgage loans with interest rates that adjust more frequently in order to reduce the bank's interest-rate risk in the event market interest rates rise from their current historically low levels. At
September 30, 2002, 81.5% of the bank's residential mortgage loans were comprised of ARMs and 62.3% of the bank's residential mortgage loans were comprised of ARMs that have interest rates which adjust annually or more frequently.

Loan sales provide the bank with liquidity and additional funds for lending, enabling the bank to increase the volume of loans originated and thereby increase loan interest and fee income as well as gains on sales of loans. In fiscal year 2002, sales of mortgage loans originated or purchased for sale by the bank totaled $2.0 billion compared to $674.7 million during fiscal year
2001. The marketability of loans, loan participations and mortgage-backed securities depends on purchasers' investment limitations, general market and competitive conditions, mortgage loan demand and other factors.

The bank's conforming fixed-rate, single-family loans are originated on terms which conform to Federal Home Loan Mortgage Corporation, Federal National
Mortgage Association and Government National Mortgage Association guidelines in order to facilitate the securitization and/or sale of those loans. In order to manage its interest-rate exposure, the bank hedges its held for sale mortgage loan pipeline by entering into whole loan and mortgage-backed security forward sale commitments. Sales of residential mortgage loans are generally made without recourse to the bank. At September 30, 2002, the bank had $930.6 million of single-family residential loans held for securitization and/or sale to investors.

From time to time, as part of its capital and liquidity management plans, the bank may consider exchanging loans held in its portfolio for lower risk-weighted mortgage-backed securities and retaining those securities in its portfolio rather than selling them. The bank did not exchange any of its loans held in its portfolio for mortgage-backed securities during fiscal year 2002. During fiscal year 2001, the bank exchanged $837.7 million of single-family residential loans held in its portfolio for mortgage-backed securities, which the bank retained for its own portfolio.

When the bank sells a residential whole loan or loan participation and retains servicing, or purchases mortgage servicing assets from third parties, it collects and remits loan payments, makes certain insurance and tax payments on behalf of borrowers and otherwise services the loans. The servicing fee, generally ranging from 0.25% to 0.50% per year of the outstanding loan principal amount, is recognized as income over the life of the loans. The bank also typically derives income from temporary investment for its own account of loan collections pending remittance to the participation or whole loan purchaser. At
September 30, 2002, the bank was servicing residential permanent loans totaling
$6.9 billion for other investors. See "Loan Servicing."

SALES OF MORTGAGE-BACKED SECURITIES. The bank originates and sells mortgage-backed securities pursuant to its normal mortgage banking operations.
The securities are generally issued in the same month as they are sold. The securities are formed from conforming mortgage loans originated for sale or from conforming mortgage loans resulting from the borrower's election to convert from an adjustable-rate loan to a fixed-rate loan. Mortgage-backed securities held for sale in conjunction with mortgage banking activities are classified as trading securities. During the years ended September 30, 2002 and 2001, the bank originated and sold $1.2 billion and $848.6 million, respectively, of mortgage-backed securities and recognized gains of $6.2 million and $14.5 million, respectively. As a result of the sale of trading securities in the month such securities are formed, the Consolidated Statements of Cash Flows in this report reflect significant proceeds from the sales of trading securities, even though there are no balances of such securities at September 30, 2002.

HOME EQUITY LENDING. The bank makes home equity loans and credit line loans, the majority of which are secured by a second mortgage on the borrower's home. Home equity credit line loans provide revolving credit, bear interest at a variable rate that adjusts monthly based on changes in the applicable interest rate index and generally are subject to a maximum annual interest rate of between 18.0% and
24.0%. Generally, except for any amortization of principal that may occur as a result of monthly payments, there are no required payments of principal until maturity. Home equity loans have fixed rates of interest and amortize over their term, which ranges from five to 20 years.

From time to time, the bank may purchase home equity loans and credit line loans from other lenders as a way to supplement its direct origination of these loans.
During fiscal years 2002 and 2001, the bank made no such purchases.

Securitization and sale of home equity credit line receivables has been an important element of the bank's strategies to enhance liquidity and to maintain compliance with regulatory capital requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial
Condition." The bank transferred $32.8 million and $46.2 million of home equity credit line receivables in existing trusts to investors and recognized gains of
$1.3 million and $1.8 million during the years ended September 30, 2002 and
2001, respectively. The bank continues to service the underlying accounts.

COMMERCIAL REAL ESTATE AND REAL ESTATE CONSTRUCTION LENDING. Commercial real estate, real estate construction and ground loans are originated directly by the bank. Aggregate balances of residential and commercial construction, ground and commercial real estate and multifamily loans decreased 5.8% to $280.8 million at
September 30, 2002, from $298.0 million at September 30, 2001. The bank provides financing, generally at market rates, to certain purchasers of its real estate owned. Additionally, the bank finances the construction of residential real estate, principally single-family detached homes and townhouses, but generally only when a home is under contract for sale by the builder to a consumer. Loan concentrations among types of real estate are reviewed and approved by the bank's Credit Risk Management Committee.

COMMERCIAL LENDING. The bank makes loans to business entities for a variety of purposes, including working capital and acquisitions of real estate, machinery and equipment or other assets. A wide variety of products are offered, including revolving lines of credit for working capital or seasonal needs; term loans for the financing of fixed assets; letters of credit; cash management services; and
other deposit and investment products. Concentrations among industries and structure types, such as syndications, are reviewed and approved by the bank's
Credit Risk Management Committee.

Business development efforts of the bank's Business Banking Group have been concentrated in the major industry groups in the metropolitan Washington, DC and
Baltimore areas, as well as a broad base of businesses and community service organizations. Commercial loans increased $33.8 million (or 4.4%) during fiscal year 2002 from $769.4 million at September 30, 2001 to $803.2 million at
September 30, 2002. In addition, management believes that the ability to offer a broader variety of investment products and fiduciary services to institutional customers through the bank's subsidiaries, ASB Capital Management, Inc. and
Chevy Chase Trust Company, will continue to enhance the operations of the
Business Banking Group.

At September 30, 2002, the bank held $219.9 million of participations in commercial loans originated by other financial institutions. The $219.9 million represents 27.4% of total commercial loans, a decrease from $282.2 million, or
36.7% of total commercial loans, at September 30, 2001.

Federal laws and regulations limit the bank's commercial loan portfolio to 20%
of assets, with at least 10% consisting of small business loans. At September
30, 2002 the bank complied with this limit.

OTHER CONSUMER LENDING ACTIVITIES. In addition to the types of loans described above, Chevy Chase currently offers a variety of other consumer loans, including automobile loans and leases, overdraft lines of credit and other unsecured loans for traditional consumer purchases and needs. The bank does not offer its own credit card loans, but has an agreement with another financial institution pursuant to which that institution issues credit cards in the bank's name to the bank's local customers. The bank's portfolios of automobile loans and automobile leases, home improvement and related loans and other consumer loans totaled $2.0 billion, $102.9 million and $37.3 million, respectively, at September 30, 2002, which accounted for a combined 24.0% of total loans at that date. During fiscal year 2002, the bank purchased or originated $760.0 million of automobile loans and leases.

The bank entered the automobile leasing business during fiscal year 1998. The bank purchases vehicles, subject to lease contracts, from automobile dealers. At each of September 30, 2002 and 2001, the bank's portfolio of automobile leases totaled $1.1 billion. In addition to credit risk associated with a lessee's possible default under the lease, the bank is exposed to the risk that the value of the vehicle at maturity of the lease may be less than the future residual value as estimated by the bank at the inception of the lease. To reduce that risk, the bank (a) purchases insurance in the full amount of the estimated residual value to protect the bank against possible future decreases in residual values, and (b) does not use estimates of residual value that exceed published industry estimates unless that excess is also insured. Although the bank insures residual values, losses at lease maturity may not be fully covered by that

The bank stopped originating subprime automobile loans in November 2000.
However, the bank's subprime automobile lending portfolio, which totaled $232.0 million at September 30, 2002, continues to exceed 25% of its Tier 1 capital. As a result, the bank remains potentially subject to the federal banking agencies'
supplemental guidance for subprime lending. See, "BUSINESS - Regulatory
Capital." The bank will continue its collection efforts on the remaining portfolio.

Federal and state lawmakers and regulators are considering, and in some cases have adopted, a variety of additional requirements relating to subprime and perceived abusive or "predatory" lending practices. Those requirements range from increased reporting and capital requirements to prohibition of specific lending practices. In light of the bank's decision to stop originating subprime automobile loans, management currently believes that any other enactments of new regulatory requirements for these types of loans should not have a material adverse effect on the bank's financial condition.

Federal laws and regulations limit the bank's secured and unsecured consumer loans to 35% of its total assets. Home improvement, secured deposit account and educational loans are not included in the 35% limit. At September 30, 2002, the bank complied with this limit.

REAL ESTATE LOAN UNDERWRITING. In the loan approval process, Chevy Chase assesses both the borrower's ability to repay the loan and the adequacy of the proposed security. The Board of Directors has delegated credit approval authority to the Executive Loan Committee and certain senior officers based on credit authorizations approved by the Board of Directors. Generally, all construction and commercial real estate loans are reviewed and approved by the
Executive Loan Committee. Any significant loan not conforming to the bank's approved policies must be approved by the Executive Loan Committee or the Chief
Executive Officer. All credit exposures of $30 million or more are presented to the Board of Directors for final approval.

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

The bank generally lends on its residential mortgage loans up to 95% of the appraised value of owner-occupied single-family homes. In some circumstances, the bank originates a first and second residential mortgage loan simultaneously, provided that the aggregate loan amount does not exceed 95% of the appraised value of the residential property. The bank generally also lends up to 90% of the lesser of the acquisition cost or the appraised value of the completed project to finance the construction of such homes. The loan-to-value ratio generally applied by the bank to commercial real estate loans and multifamily residential loans has been 80% of the appraised value of the completed project.
Currently, the bank offers home equity loans and credit line loans up to a 100%
maximum loan-to-value ratio.

LTV ratios are determined at the time a loan is originated. Consequently, subsequent declines in the value of a loan's collateral could expose the bank to losses. Loans with LTV ratios above 90 percent without mortgage insurance may not exceed 100 percent of the bank's total risk-based capital.

OTS regulations require institutions to adopt internal real estate lending policies, including LTV limitations conforming to specific guidelines established by the OTS. The bank's current lending policies conform to these regulations.

On all loans secured by real estate, other than home improvement and related loans and certain home equity credit line loans, Chevy Chase requires title insurance policies protecting the priority of the bank's liens. The bank requires fire and casualty insurance for permanent loans including home equity credit line loans and fire, casualty and builders' risk insurance for construction loans. The borrower selects the insurance carrier, subject to Chevy
Chase's approval. Generally, for any residential loan in an amount exceeding 80%
of the appraised value of the security property, Chevy Chase currently requires mortgage insurance from an independent mortgage insurance company. The majority of the bank's mortgage insurance is currently placed with four carriers.

Substantially all fixed-rate mortgage loans originated by the bank contain a due-on-sale clause which provides that the bank may declare a loan immediately due and payable in the event, among other things, that the borrower sells the property securing the loan without the consent of the bank. The bank's ARMs generally are assumable, subject to certain conditions.

COMMERCIAL LOAN UNDERWRITING. All commercial loan applications are underwritten and approved under authorities granted to specified committees and individuals as outlined in the bank's credit policies. All credit exposures of $30 million or more are presented to the Board of Directors for final approval. The scope and depth of the underwriting for a particular request are generally dictated by the size and complexity of the proposed transaction. All commercial loans greater than $100,000 are assigned a risk rating at inception, based on a risk-rating system established in the bank's credit policies.

Subsequent to origination, all commercial loans with balances greater than
$100,000 are reviewed at least annually. Changes in the credit quality of the loans are noted and the risk ratings are modified as appropriate.

OTHER CONSUMER LOAN AND LEASE UNDERWRITING. Other consumer loans and leases, which include automobile loans and leases, home improvement and related loans and overdraft lines of credit, are originated or purchased by the bank after a review in accordance with established underwriting procedures.

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

The bank purchases residual value insurance on vehicles to reduce the risk that the vehicle's value at maturity of the lease may be less than the estimated future residual value at the inception of the lease. The bank periodically conducts audits of its vehicle lease files to ensure compliance with the requirements of the residual value insurance policies.

Prior to November 2000, the bank also originated subprime automobile loans through one of its operating subsidiaries. The underwriting guidelines for this subsidiary applied to a category of lending in which loans may be made to applicants who have experienced certain adverse credit events and therefore would not necessarily meet all of the bank's guidelines for its traditional loan program, but who meet certain other creditworthiness tests. These loans may experience higher rates of delinquencies, repossessions and losses, especially under adverse economic conditions, compared with loans originated pursuant to the bank's traditional lending program. In November 2000, the bank stopped the origination of subprime automobile loans. The bank continues its collection efforts on the remaining portfolio.

LOAN ORIGINATIONS, SECURITIZATIONS AND SALES - RETAINED INTERESTS AND SERVICING
ASSETS. In connection with its loan origination, securitization and sale activities, the bank generally retains various interests in the sold loans, including servicing assets and interest-only strips receivable. The bank also purchases servicing assets related to loans originated by third parties. The bank records these interests as assets on its financial statements. In some cases, the bank determines the carrying value of the asset based on expected future cash flows to be received by the bank from the underlying asset. Some of these cash flows are payable to the bank before the claims of others, while other cash flows are subordinated to the claims of others. The table below summarizes the carrying value of these assets at September 30, 2002.

                                                       Not Subordinated         Subordinated              Total
                                                      -------------------    -------------------    ------------------
                                                                              (in thousands)
Servicing assets                                              $   60,430               $      -            $   60,430
Interest only strips receivable                                   56,456                 32,850                89,306
Overcollateralization of loans                                         -                 15,865                15,865
Reserve accounts                                                       -                 18,264                18,264
                                                      -------------------    -------------------    ------------------
    Total                                                     $  116,886             $   66,979            $  183,865
                                                      ===================    ===================    ==================

LOAN SERVICING. The bank's investment in servicing assets is periodically evaluated for impairment. The bank stratifies its servicing assets for purposes of evaluating impairment by taking into consideration relevant risk characteristics, including loan type and note rate. The bank evaluates its servicing assets for impairment based on fair value. To measure fair value of its servicing assets, the bank uses either third party market prices or discounted cash flow analyses using market based assumptions for servicing fee income, servicing costs, prepayment rates and discount rates.

If actual prepayment or default rates significantly exceed the estimates used to calculate the carrying values of the servicing assets, the actual amount of future cash flow could be less than the expected amount and the value of the servicing assets, as well as the bank's earnings, could be negatively impacted.
No assurance can be given that underlying loans will not experience significant increases in prepayment or default rates or that the bank may not have to write down the value of its servicing assets. See Note C and Note 15 to the
Consolidated Financial Statements in this report.

The bank receives income through servicing of loans and fees in connection with loan origination, loan modification, late payments, changes of property ownership and miscellaneous services related to its loans. Servicing income, earned on (a) single-family residential mortgage loans owned by third parties and (b) the bank's securitization and servicing of home equity, automobile and home loan receivables portfolios, is a source of substantial earnings for the bank. Income from these activities varies with the volume and type of loans originated and sold.

The following table sets forth certain information relating to the bank's servicing income as of or for the years indicated.

                                                              As of or for the Year Ended September 30,
                                                     -------------------------------------------------------------
                                                           2002                  2001                  2000
                                                     -----------------     -----------------     -----------------
                                                                            (in thousands)
Residential.................................             $  6,918,984          $  5,943,737          $  5,229,971
Home equity.................................                   86,279               171,438               249,785
Automobile..................................                  803,852             1,190,979               867,046
Home Improvement loans......................                   35,410                57,313                81,847
                                                     -----------------     -----------------     -----------------
   Total amount of loans
   serviced for others (1)..................             $  7,844,525          $  7,363,467          $  6,428,649
                                                     =================     =================     =================
Servicing and securitization
   income ..................................               $   84,160            $   52,169            $   28,991
                                                     =================     =================     =================
 --------------------
(1) The carrying value of the bank's servicing assets and interest-only strips receivable at September 30, 2002, 2001 and 2000 was $149.7 million, $125.4 million and $108.0 million, respectively.

The bank's level of servicing and securitization income varies based in large part on the amount of the bank's securitization activities with respect to these loan types. As the bank securitizes and sells assets, acquires servicing assets either through purchase or origination, or sells mortgage loans and retains the servicing rights on those loans, the level of servicing and securitization income generally increases. During fiscal year 2002, the bank securitized and sold $1.7 billion of loan receivables through both new and existing securitization trusts compared to $853.7 million during fiscal year
2001.

INTEREST-ONLY STRIPS RECEIVABLE. Interest-only strips receivable are carried at fair value. The bank estimates fair value by computing the present value of estimated future cash flows to be generated by the underlying loans. The carrying value is adjusted and the adjustment is recognized as an unrealized gain or loss in the period the change occurs. Several estimates are used when determining the present value, the most significant of which are the estimated rate of repayment of the underlying loans, discount rate and estimated credit losses.

If actual prepayment or default rates significantly exceed the estimates used to calculate the values of the interest only strips receivable, the actual amount of future cash flow could be less than the expected amount and the value of the interest only strips receivable, as well as the bank's earnings, could be negatively impacted. No assurance can be given that underlying loans will not experience significant increases in prepayment or default rates or that the bank may not have to write down the value of its interest only strips receivable. See
Summary Of Significant Accounting Policies and Note 22 in Notes to the
Consolidated Financial Statements in this report.

OVERCOLLATERALIZATION OF LOANS AND RESERVE ACCOUNTS. Overcollateralization of
loans and reserve accounts represent assets of the bank which have been pledged to the securitization trusts and which are subordinated to the interest of the investors in those trusts. The bank carries these assets at their estimated fair value, which is equal to the net present value of the future cash flows expected to be received in respect of these assets.

DELINQUENCIES, FORECLOSURES AND ALLOWANCES FOR LOSSES

DELINQUENCIES AND FORECLOSURES. When a borrower fails to make a required payment on a mortgage loan, the loan is considered delinquent and, after expiration of the applicable cure period, the borrower is charged a late fee. The bank follows practices customary in the banking industry in attempting to cure delinquencies and in pursuing remedies upon default. Generally, if the borrower does not cure the delinquency within 90 days, the bank initiates foreclosure action. If the loan is not reinstated, paid in full or refinanced, the security property is sold. In some instances, the bank may be the purchaser. Thereafter, the acquired property is treated as real estate acquired in settlement of loans until it is sold. Deficiency judgments generally may be enforced against borrowers in
Maryland, Virginia and the District of Columbia, but may not be available or may be subject to limitations in other jurisdictions in which loans are originated by the bank.

See "Management's Discussion and Analysis of Financial Condition and Results of
Operations - Financial Condition - Asset Quality - Delinquent Loans" for a
discussion of the bank's delinquent loan portfolio at September 30, 2002.

ALLOWANCES FOR LOSSES. The allowance for loan and lease losses represents management's estimate of credit losses inherent in the bank's loan and lease portfolios as of the balance sheet date. The bank's methodology for assessing the appropriate level of the allowance consists of several key elements, which include the allocated allowance, specific allowances for identified loans and the unallocated allowance. Management reviews the adequacy of the valuation allowances on loans and leases using a variety of measures and tools including historical loss performance, delinquent status, current economic conditions, internal risk ratings and current underwriting policies and procedures.

The allocated allowance is assessed on both homogeneous and non-homogeneous loan portfolios. The range is calculated by applying loss and delinquency factors to the outstanding loan balances of these portfolios. Loss factors are based on analysis of the historical performance of each loan category and an assessment of portfolio trends and conditions, as well as specific risk factors impacting the loan and lease portfolios. Each homogeneous portfolio, such as single-family residential loans or automobile loans, is evaluated collectively.

Non-homogeneous type loans, such as business banking loans and real estate banking loans, are analyzed and segregated by risk according to the bank's internal risk rating system. These loans are reviewed by the bank's credit and loan review groups on an individual loan basis to assign a risk rating. Industry loss factors are applied based on the risk rating assigned to the loan. Industry loss factors are used because of the bank's lack of history in these portfolios.
A specific allowance may be assigned to non-homogeneous type loans that have been individually determined to be impaired. Any specific allowance considers all available evidence including, as appropriate, the present value of payments expected to be received or, for loans that are solely dependent on collateral for repayment, the estimated fair value of the collateral.

The unallocated allowance is based upon management's evaluation and judgement of various conditions that are not directly measured in the determination of the allocated and specific allowances. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the key lending areas of the bank, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, regulatory examination results and findings of the bank's internal credit evaluations.

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

The bank's review of its various asset portfolios takes place within its Asset
Review and Asset Classification Committees, which meet on a quarterly basis. The
Asset Classification Committee reviews risk performance trends within the bank's loan and REO portfolios and economic trends and conditions, which might impact those portfolios. This Committee also reviews the status of individual criticized and classified assets from $500,000 up to $5,000,000 and the allowance for loan and lease losses. The Asset Review Committee, which meets in conjunction with the Asset Classification Committee, reviews the status of individual criticized and classified assets of $5,000,000 and greater.

The Federal Financial Institutions Examination Council ("FFIEC"), which is composed of the OTS and the other federal banking agencies, has issued guidelines regarding the appropriate levels of general valuation allowances that should be maintained by insured institutions and guidance on the design and implementation of loan loss allowance methodologies and supporting documentation practices. The bank believes that its levels of general valuation allowances at
September 30, 2002 and its procedures comply with the guidelines.

The bank's assets are subject to review and classification by the OTS upon examination. Based on such examinations, the bank could be required to establish additional valuation allowances or incur additional charge-offs.

DEPOSITS AND OTHER SOURCES OF FUNDS

GENERAL. Deposits are the primary source of the bank's funds for use in lending and for other general business purposes. In addition to deposits, Chevy Chase receives funds from loan repayments and loan sales. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced by general interest rates and money-market conditions. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels or deposit outflows, or to support the bank's operating or investing activities, or planned growth. In recent years, the bank has relied to a greater degree on borrowed funds, particularly FHLB advances, to fund its planned asset growth. This source of funding is generally more volatile and expensive than traditional core deposits.

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

Chevy Chase attracts deposits through its branch network and advertisements, and offers depositors access to their accounts through 771 ATMs, including 208 ATMs located in grocery stores. These ATMs significantly enhance the bank's position as a leading provider of convenient ATM service in its primary market area. The bank is a member of the "STAR"(R) ATM network which offers nationwide access, and the "PLUS"(R) ATM network, which offers worldwide access. In addition, the bank has a partnership agreement with a regional grocery store chain that authorizes the bank to provide in-store banking centers at potentially all of its Maryland, Virginia, Delaware and Washington, DC area stores. As of September
30, 2002, the bank has opened 53 in-store banking centers as part of this agreement.

Chevy Chase accepts brokered deposits as a way to diversify the bank's funding sources and provide additional funding for planned growth. The bank had $76.9 million of brokered deposits at September 30, 2002, a decrease of 91.8% from
$941.4 million at September 30, 2001. Under FDIC regulations, the bank can accept brokered deposits as long as it meets the capital standards established for well-capitalized institutions or, with FDIC approval, adequately capitalized institutions, under the prompt corrective action regulations. Brokered deposits typically have higher interest rates and are more volatile than traditional retail deposits. Management believes that brokered deposits are a viable alternative source of funds for the bank, and will continue to evaluate the use of brokered deposits as a source of funds in the future.

The bank obtains deposits primarily from customers residing in Montgomery and
Prince George's Counties in Maryland and Northern Virginia. Approximately 36.7%
of the bank's deposits at September 30, 2002 were obtained from depositors residing outside of Maryland, with approximately 22.5% from depositors residing in Northern Virginia.

The following table shows the amounts of Chevy Chase's deposits by type of account at the dates indicated.

DEPOSIT ANALYSIS
(DOLLARS IN THOUSANDS)

                                                                        September 30,
                            -----------------------------------------------------------------------------------------------------
                                    2002                2001                 2000                1999                 1998
                            ------------------- -------------------- ------------------- -------------------- -------------------

                                        % of                 % of                % of                 % of                % of
                              Balance   Total      Balance   Total     Balance   Total      Balance   Total     Balance   Total
                            ------------------- ------------ ------- ----------- ------- ------------ ------- -------------------

Demand and NOW accounts     $ 2,436,156  32.8% $ 2,070,976   27.4% $ 1,849,203  26.3% $ 1,606,169   27.9% $ 1,329,839  27.2%

Money market deposit accounts 1,953,312  26.3     1,570,297   20.8     1,156,829  16.4     1,125,405   19.5     1,019,569  20.9

Statement savings accounts     893,093   12.0       780,655   10.3      779,344   11.1       888,212   15.4      913,467   18.7

Jumbo certificate accounts     522,499    7.0       620,453    8.2      636,750    9.0       486,245    8.4      358,913    7.3

Brokered certificate accounts   76,948    1.0       941,409   12.5     1,306,419  18.6       532,588    9.3            -      -

Other certificate accounts    1,420,408  19.1     1,461,473   19.3     1,195,999  17.0     1,016,118   17.6     1,168,746  23.9

Other deposit accounts         135,169    1.8       117,207    1.5      113,245    1.6       108,749    1.9       97,696    2.0
                            ----------- ------- ------------ ------- ----------- ------- ------------ ------- ----------- -------

     Total deposits         $ 7,437,585 100.0% $ 7,562,470  100.0% $ 7,037,789 100.0% $ 5,763,486  100.0% $ 4,888,230 100.0%
                            =========== ======= ============ ======= =========== ======= ============ ======= =========== =======

AVERAGE COST OF DEPOSITS

                                                      Year Ended September 30,
                                        ---------------------------------------------------
                                        2002                   2001                  2000
-------------------------------------------------------------------------------------------

Demand and NOW accounts                 0.31%                  0.60%                 0.88%
Money market accounts                   1.74%                  3.56%                 3.55%
Statement savings and
   other deposit accounts               0.96%                  1.52%                 1.86%
Certificate accounts                    4.14%                  5.99%                 5.69%

  Total deposit accounts                2.15%                  3.79%                 3.71%
                                        ======                 ======                ======

The range of deposit account products offered by the bank through its extensive branch and ATM network allows the bank to be competitive in obtaining funds from its local retail deposit market. At the same time, however, as customers have increasingly responded to changes in interest rates, the bank has experienced some fluctuations in deposit flows. Chevy Chase's ability to attract and maintain deposits and its cost of funds will continue to be significantly affected by market conditions and its pricing strategy.

The following table sets forth Chevy Chase's deposit flows during the periods indicated.

                                                                       Year Ended September 30,
                                                     -------------------------------------------------------------
                                                           2002                  2001                  2000
                                                     -----------------     -----------------     -----------------
                                                                            (in thousands)
Deposits to accounts........................             $ 48,432,739          $ 43,408,719          $ 38,470,514
Withdrawals from
   accounts.................................              (48,701,536)          (43,131,644)          (37,418,474)
                                                     -----------------     -----------------     -----------------
Net cash to (from)
   accounts.................................                 (268,797)              277,075             1,052,040
Interest credited to
   accounts.................................                  143,912               247,606               222,263
                                                     -----------------     -----------------     -----------------
Net increase (decrease) in deposit
   balances.................................              $  (124,885)          $   524,681          $  1,274,303
                                                     =================     =================     =================

Deposit growth may be moderated by the bank from time to time either to take advantage of lower cost funding alternatives or in response to more modest expectations for loan and other asset growth.

The following table sets forth, by weighted average interest rates, the types and amounts of deposits as of September 30, 2002, which will mature during the fiscal years indicated.

WEIGHTED AVERAGE INTEREST RATES OF DEPOSITS
As of September 30, 2002
(DOLLARS IN THOUSANDS)

                      Demand, NOW
                   and Money Market            Statement               Other              Certificate
                   Deposit Accounts        Savings Accounts        Core Accounts            Accounts                  Total
                 ----------------------- ---------------------- -------------------- ----------------------- -----------------------

Maturing During                 Weighted               Weighted             Weighted                Weighted                Weighted
  Year Ending                   Average                Average              Average                 Average                  Average
 September 30,      Amount       Rate       Amount      Rate      Amount     Rate         Amount     Rate         Amount     Rate
---------------  -------------- -------- -----------   -------- ----------- -------- -------------- -------- -------------- --------

     2003          $ 4,389,468   0.77%   $  893,093     0.79%     $135,169   0.50%   $   1,686,449   2.88%   $   7,104,179   1.27%

     2004               -          -            -         -           -        -           149,760    3.38         149,760    3.38

     2005               -          -            -         -           -        -            48,288    5.17          48,288    5.17

     2006               -          -            -         -           -        -           103,401    4.88         103,401    4.88

     2007               -          -            -         -           -        -            31,957    4.38          31,957    4.38

                 --------------          -----------            -----------          --------------          --------------

     Total         $ 4,389,468   0.77%   $  893,093     0.79%     $135,169   0.50%   $   2,019,855   3.09%   $   7,437,585   1.40%
                 ==============          ===========            ===========          ==============          ==============

The following table summarizes maturities of certificate accounts in amounts of
$100,000 or greater as of September 30, 2002.

  Year Ending September 30,                          Amount            Weighted Average Rate
  -------------------------                      --------------        ---------------------
                                              (Dollars in thousands)
  2003.................................              $  515,251                     2.55%
  2004.................................                  48,236                     3.45%
  2005.................................                   6,610                     5.75%
  2006.................................                  26,532                     4.90%
  2007.................................                   6,487                     4.40%
                                                  --------------                    -----
     Total.............................              $  603,116                     2.78%
                                                  ==============                    =====

The following table represents the amounts of deposits by various interest rate categories as of September 30, 2002 maturing during the fiscal years indicated.

MATURITIES OF DEPOSITS BY INTEREST RATES
As of September 30, 2002
(IN THOUSANDS)

                                                  Accounts Maturing During Year Ending September 30,
                     -----------------------------------------------------------------------------------------------------------

Interest Rate             2003               2004              2005             2006              2007                Total
-------------------- ---------------    --------------    --------------   ---------------   --------------     ----------------

Demand deposits (0%) $      779,634      $          -      $          -     $           -     $          -       $      779,634

0.01% to 1.99%            5,009,028             7,240                 -                53                -            5,016,321

2.00% to 2.99%              787,363            40,594             1,593                17                -              829,567

3.00% to 3.99%              307,348            72,436            11,829             1,691            2,294              395,598

4.00% to 4.99%               39,257            22,016             3,870            91,565           29,241              185,949

5.00% to 5.99%               30,123             2,593             6,694             5,775              422               45,607

6.00% to 7.99%              151,426             4,881            24,302             4,300                -              184,909
                     ---------------    --------------    --------------   ---------------   --------------     ----------------

     Total           $    7,104,179      $    149,760      $     48,288     $     103,401     $     31,957       $    7,437,585
                     ===============    ==============    ==============   ===============   ==============     ================

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

Under the credit policies of the FHLB of Atlanta, credit may be extended to creditworthy institutions based upon their financial condition, and the adequacy of collateral pledged to secure the extension of credit. Extensions of credit may be obtained pursuant to several different credit programs, each of which has its own rate and range of maturities. Advances from the FHLB of Atlanta must be secured by certain types of collateral with a value, as determined by the FHLB of Atlanta, at least equal to 100% of the borrower's outstanding advances. The bank had outstanding FHLB advances of $1.7 billion at September 30, 2002.

From time to time the bank enters into repurchase agreements, which are treated as financings. The bank sells securities, which are usually mortgage-backed securities, to a dealer and agrees to buy back the same securities at a specified time, which is generally within seven to 90 days. The bank pays a stated interest rate for the use of the funds for the specified time period to the dealer. The obligation to repurchase the securities sold is reflected as a liability and the securities underlying the agreements are included in assets in the Consolidated Balance Sheets in this report. These arrangements are, in effect, borrowings by the bank secured by the securities sold. The bank had outstanding repurchase agreements of $505.1 million at September 30, 2002.

The following table sets forth a summary of the repurchase agreements of the bank as of the dates and for the years indicated.

                                                                                       September 30,
                                                                      ------------------------------------------------
                                                                           2002                            2001
                                                                      ----------------               -----------------
                                                                                  (Dollars in thousands)
Securities sold under repurchase Agreements:
Balance at year-end...........................................            $   505,140                     $   110,837
Average amount outstanding during
   the year...................................................                405,844                         397,842
Maximum amount outstanding at any
   Month-end..................................................                559,957                         534,170
Weighted average interest rate during
   the year...................................................                  1.95%                           5.74%
Weighted average interest rate
   on year-end balances.......................................                  1.82%                           3.21%

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

On December 3, 1996, the bank sold $100 million principal amount of its 9 1/4%
Subordinated Debentures due 2008 (the "1996 Debentures"). Interest on the 1996
Debentures is payable semiannually on December 1st and June 1st of each year.
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

SUBSIDIARIES

OTS regulations generally permit the bank to make investments in service corporation subsidiaries in an amount not to exceed 3.0% of the bank's assets, provided that any investment in excess of 2.0% of assets serves primarily community, inner city or community development purposes. These regulations also permit the bank to make "conforming loans" to those subsidiaries and joint ventures in an amount not to exceed 50% of the bank's regulatory capital. At
September 30, 2002, 2.0% and 3.0% of the bank's assets was equal to $225.7 million and $338.6 million, respectively, and the bank had $35.9 million invested in its service corporation subsidiaries, $5.0 million of which was in the form of conforming loans.

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

REAL ESTATE DEVELOPMENT ACTIVITIES. Manor Investment Company, a subsidiary of the bank, was engaged in certain real estate development activities commenced prior to the enactment of FIRREA and continues to manage the remaining property it holds. As a result of the stringent capital requirements that FIRREA applies to investments in subsidiaries, such as Manor, that engage in activities impermissible for national banks, Manor has not entered, and does not intend to enter, into any new real estate development arrangements. See "Management's
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

INSURANCE SERVICES. Chevy Chase Insurance Agency, Inc., ("CCIA") a wholly owned subsidiary of CCFS, is a licensed insurance broker offering a variety of
"personal line" property and casualty and life insurance programs to the general public, including customers and depositors of the bank. CCIA's primary programs consist of homeowner and automobile insurance in the property and casualty sector and mortgage and credit life and disability insurance in the life insurance sector.

LENDING SUBSIDIARIES. Chevy Chase engages in significant mortgage lending activities through B. F. Saul Mortgage Company. See "Lending Activities." CFC -
Consumer Finance Corporation engaged in subprime automobile lending. In November
2000, the bank stopped the origination of subprime automobile loans. The bank continues its collection efforts on the existing portfolio.

REIT SUBSIDIARY. Chevy Chase Preferred Capital Corporation invests in real estate loans, mortgage-backed securities and related assets and issued preferred stock to outside investors, which is included as Tier 1 capital of the bank.

INVESTMENT, MANAGEMENT AND FIDUCIARY SERVICES. The bank offers investment, management and fiduciary services through two wholly owned subsidiaries: Chevy
Chase Trust Company, a licensed fiduciary and registered investment adviser, which serves primarily high net worth individuals, and ASB Capital Management,
Inc., a registered investment adviser, which serves primarily institutional customers.

SPECIAL PURPOSE SUBSIDIARIES. At September 30, 2002, Chevy Chase Real Estate,
LLC, ("CCRE") a wholly owned subsidiary of Chevy Chase, held 100% of the common stock of 24 subsidiaries, 11 of which are active, a majority of which were formed for the sole purpose of acquiring title to various real estate projects pursuant to foreclosure or deed-in-lieu of foreclosure. The bank's investment in the subsidiaries was $27.4 million at September 30, 2002. CCRE is an operating subsidiary and, therefore, the bank's investment in CCRE is not subject to the
3.0% service corporation investment limit discussed above.

EMPLOYEES

The bank and its subsidiaries had 3,295 full-time and 445 part-time employees at
September 30, 2002. The bank provides its employees with a comprehensive range of employee benefit programs, including group health benefits, life insurance, disability insurance, paid sick leave, certain free deposit services and certain loan discounts. See "Executive Compensation" for a discussion of certain compensation programs available to the bank's executive officers. None of the bank's employees is represented by a collective bargaining agent. The bank believes that its employee relations are good.

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

The bank competes with numerous depository institutions in its deposit-taking activities in the Washington, DC metropolitan area. The bank also competes with these institutions in the origination of single-family residential mortgage loans and home equity credit line loans. According to the most recently published industry statistics, at June 30, 2001, Chevy Chase had the largest market share, with approximately 27% of deposits, in Montgomery County,
Maryland, and ranked third in market share, with approximately 15% of deposits, in Prince George's County, Maryland. Based on publicly available information,
Chevy Chase estimates that, in the Washington, DC metropolitan area, it is one of the leaders in market share of single-family residential mortgage and home equity credit line loans.

FEDERAL TAXATION

Savings institutions, such as the bank, generally are taxed in the same manner as other corporations. There are, however, several special rules that apply principally to savings institutions and, in some cases, other financial institutions. Certain significant aspects of the federal income taxation of the bank are discussed below:

GENERAL. The bank and its subsidiaries are included in the consolidated federal income tax return filed by the Trust on a fiscal year basis. Each member of an affiliated group of corporations which files consolidated income tax returns is liable for the group's federal income tax liability.

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

In 1996, Congress repealed the thrift bad debt provisions of the Internal
Revenue Code effective for taxable years beginning after December 31, 1995. As a result, the bank can deduct only those bad debts actually incurred during the respective taxable years. The bad debt provisions of the 1996 legislation also require thrifts to recapture and pay income tax on bad debt reserves accumulated since 1987 over a six year period, beginning with a thrift's taxable year starting after December 31, 1995 or, if the thrift meets a loan origination test, beginning up to two years later. The bank's accumulated reserves since
1987, which are subject to recapture under this rule are $101.3 million. Of this amount, $16.9 million was recaptured in each of 1999, 2000, 2001 and 2002, and
$33.8 million remains subject to recapture over the remainder of the six year recapture period which ends September, 2004. The tax liability related to the recapture of the bad debt reserves accumulated since 1987 has been reflected in the bank's financial statements.

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

The tax sharing agreement generally provides that each member of the Trust's affiliated group is required to pay the Trust an amount equal to 100% of the tax liability that the member would have been required to pay to the IRS if the member had filed on a separate return basis. These amounts generally must be paid even if the affiliated group has no overall tax liability or the group's tax liability is less than the sum of those amounts. Under the tax sharing agreement, the Trust, in turn, is obligated to pay to the appropriate tax authorities the overall tax liability, if any, of the group. In addition, to the extent the net operating losses or tax credits of a particular member reduce the overall tax liability of the group, the Trust is required to reimburse that member on a dollar-for-dollar basis, thereby compensating the member for the group's use of its net operating losses or tax credits. Under the tax sharing agreement, the bank and its subsidiaries are treated as a single member of the
Trust's affiliated group.

The bank made tax sharing payments of $5.7 million in fiscal year 2002. At
September 30, 2002, the amount of tax sharing payments due to the Trust from the bank was $2.2 million. It is expected that the bank will have taxable income in future years and additional operating losses of the Trust will be utilized to reduce the overall tax liability of the group which would otherwise arise from such taxable income of the bank or from the taxable income of other members of the Trust's affiliated group.

In general, if the bank has net operating losses or unused tax credits in any taxable year, under the tax sharing agreement the Trust is obligated to reimburse the bank in an amount generally equal to (1) the tax benefit to the group of using those tax losses or unused tax credits in the group's consolidated federal income tax return for such year, plus (2) to the extent those losses or credits are not used by the group in that year, the amount of the tax refunds which the bank would otherwise have been able to claim if it were not included in the consolidated federal income tax return of the group, but not in excess of the net amount paid by the bank to the Trust pursuant to the tax sharing agreement. There is no assurance that the Trust would be able to fulfill this obligation. If the Trust did not make the reimbursement, the OTS could attempt to characterize the nonpayment as an extension of credit by the bank to the Trust which, as described above under "Holding Company Regulation,"
is prohibited under current law. The tax sharing agreement itself does not provide for any specific remedies upon a breach by any party of its obligations under the agreement.

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

SEGMENTS

For information about industry segments, see Notes 30 and 36 to the Consolidated
Financial Statements.

ITEM 2.  PROPERTIES

Real Estate

A list of the investment properties of the Real Estate Trust is set forth under"Item 1. Business -- Real Estate -- Real Estate Investments."

The Trust conducts its principal business from its executive offices at 7501
Wisconsin Avenue, Suite 1500, Bethesda, Maryland. The Saul Company leases all office facilities on behalf of the Trust.

Banking

During fiscal year 2002, the bank completed the consolidation of various office locations to its new corporate headquarters at 7501 Wisconsin Avenue, Bethesda,
Maryland. At September 30, 2002, the bank conducted its business from its home office at 7926 Jones Branch Drive, McLean, Virginia and its executive offices at
7501 Wisconsin Avenue, Bethesda, Maryland; its operations centers at 6151 and
6200 Chevy Chase Drive, Laurel, Maryland, and 14601 Sweitzer Lane, Laurel,
Maryland; its office facilities at 1101 Pennsylvania Avenue, NW, Washington, DC;
and 197 full-service offices located in Maryland, Virginia, Delaware and the
District of Columbia. On that date, the bank owned the building and land for 35 of its branch offices and leased its remaining 162 branch offices. Chevy Chase leases the office facilities at 7926 Jones Branch Drive, 6200 Chevy Chase Drive,
14601 Sweitzer Lane, 1101 Pennsylvania Avenue, NW and the land at 7501 Wisconsin
Avenue. Chevy Chase owns the building at 7501 Wisconsin Avenue. In addition, the bank leases office space in which its subsidiaries are housed. The office facility leases have various terms expiring from fiscal years 2003 to 2022 and the ground leases have terms expiring from fiscal years 2029 to 2081. The bank also owns the building and land at 5202 President's Court, Frederick, Maryland, the site of its former credit card operations center, which is now leased to third parties and 6151 Chevy Chase Drive, Laurel, Maryland. The bank also owns the building and leases the land at 7700 Old Georgetown Road, Bethesda,
Maryland. The bank also leases the office facilities at 7735 Old Georgetown
Road, Bethesda, Maryland. Both of these office facilities were occupied by bank personnel prior to the consolidation into the bank's new corporate headquarters.
The bank is in the process of leasing and subleasing these facilities to third parties. See Note 24 to the Consolidated Financial Statements in this report for lease expense and commitments.

The following table sets forth the location of the bank's 197 full-service branch offices at September 30, 2002.

1 Catoctin Circle                     8201 Greensboro Drive               1100 Wilson Boulevard
Leesburg, VA  20176                   McLean, VA  22102                   Arlington, VA  22209

1100 W. Broad Street                  234 Maple Avenue East               4229 Merchant Plaza
Falls Church, VA  22046               Vienna, VA  22180                   Woodbridge, VA  22192

3941 Pickett Road                     8436 Old Keene Mill Road            14125 St. Germain Drive
Fairfax, VA  22031                    Springfield, VA  22152              Centreville, VA  20121

1439 Chain Bridge Road                8120 Sudley Road                    3532 Columbia Pike
McLean, VA  22101                     Manassas, VA  20109                 Arlington, VA 22204

6367 Seven Corners Center             13344-A Franklin Farms Road         11200 Main Street
Falls Church, VA  22044               Herndon, VA  20171                  Fairfax, VA 22030

1100 S. Hayes Street                  20970 Southbank Street              13043 Lee Jackson Memorial Highway
Arlington, VA  22202                  Potomac Falls, VA 20165             Fairfax, VA 22033

2932 Chain Bridge Road                7030 Little River Turnpike          2079 Daniel Stuart Square
Oakton, VA  22124                     Annandale, VA  22003                Woodbridge, VA 22191

1201 Elden Street                     3095 Nutley Street                  2901-11 South Glebe Road
Herndon, VA  20170                    Fairfax, VA 22031                   Arlington, VA 22206

5613 Stone Road                       4700 Lee Highway                    7501 Huntsman Boulevard
Centreville, VA  20120                Arlington, VA 22207                 Springfield, VA 22153

44151 Ashburn Shopping Plaza          5851 Crossroads Center Way          1230 West Broad Street
Ashburn, VA  20147                    Falls Church, VA  22041             Falls Church, VA 22047

3690-A King Street                    6800 Richmond Highway               10346 Courthouse Road
Alexandria, VA  22302                 Alexandria, VA  22306               Spotsylvania, VA 22553

6609 Springfield Mall                 7935 L Tysons Corner Center         3480 South Jefferson Street
Springfield, VA  22150                McLean, VA  22102                   Falls Church, VA 22041

500 South Washington Street           11874 Spectrum Center               1459 North Point Village
Alexandria, VA  22314                 Reston, VA  20190                   Reston, VA 20194

10100 Dumfries Road                   5230-A Port Royal Road              61 Catoctin Circle, NE
Manassas, VA  20110                   Springfield, VA  22151              Leesburg, VA 20175

5870 Kingstowne Boulevard             8628-A Richmond Highway             6426 Springfield Plaza
Alexandria, VA  22310                 Alexandria, VA  22309               Springfield, VA 22150

3499 S. Jefferson Street              3046 Gatehouse Plaza                21800 Town Center Plaza, #255
Baileys Crossroads, VA 22041          Falls Church, VA  22042             Sterling, VA 20164

1621 B Crystal Square Arcade          46160 Potomac Run Plaza             5740 Union Mills Road
Arlington, VA  22202                  Sterling, VA  20164                 Clifton, VA 20124

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

12445 Hedges Run Drive                7137 Columbia Pike                  6011 Burke Center Parkway
Lakeridge, VA 22192                   Annandale, VA 22003                 Burke, VA 22015

8025 Sudley Road                      1228 Elden Street                   4309 Dale Boulevard
Manassas, VA 22110                    Herndon, VA 22070                   Dale City, VA 22193

41 West Lee Highway                   3131 Duke Street                    697 North Washington Street
Warrenton, VA 22186                   Alexandria, VA 22314                Alexandria, VA 22313

43330 Junction Plaza                  8098 Rolling Road                   45545 Dulles Eastern Plaza
Ashburn, VA 20147                     Springfield, VA 22153               Sterling, VA 20163

43931 Farmwell Hunt Plaza             6949 Commerce Street                26001 Ridge Road
Ashburn, VA 20147                     Springfield, VA 22150               Damascus, MD 20872

17831 Georgia Avenue                  15407 Excelsior Drive               317 Kentlands Boulevard
Olney, MD 20832                       Bowie, MD 20716                     Gaithersburg, MD 20878

8315 Georgia Avenue                   5552 Norbeck Road                   215 N. Washington Street
Silver Spring, MD 20910               Rockville, MD 20853                 Rockville, MD 20850

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
Gaithersburg, MD 20878                Silver Spring, MD 20901             Largo, MD 20774

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

14113 Baltimore Avenue                19801 Century Boulevard             13484 New Hampshire Avenue
Laurel, MD 20707                      Germantown, MD 20874                Silver Spring, MD 20904

7290-A Cradlerock Way                 1009 West Patrick Street            7101 Democracy Boulevard
Columbia, MD 21045                    Frederick, MD 21701                 Bethesda, MD 20817

8676 Georgia Avenue                   7937 Ritchie  Highway               4825 Cordell Avenue
Silver Spring, MD 20910               Glen Burnie, MD 21061               Bethesda, MD 20814

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

20944 Frederick Road                  10159 New Hampshire Avenue          6020 Marshalee Drive
Germantown, MD 20876                  Hillandale, MD 20903                Elkridge, MD 21075

3601 St. Barnabas Road                10800 Baltimore Avenue              135 East Baltimore Street
Silver Hill, MD 20746                 Beltsville, MD 20705                Baltimore, MD 21202

18331 Leaman Farm Road                8171 Elliot Road                    2801 University Boulevard West
Germantown, MD 20876                  Talbot, MD 21601                    Kensington, MD 20895

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

842 Muddy Branch Road                 980 E. Swan Creek Road              7501 Wisconsin Avenue
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

8401 Connecticut Avenue               802 Pleasant Drive                  2611 Brandermill Boulevard
Chevy Chase, MD 20815                 Rockville, MD 20850                 Gambrills, MD 21054

5424 Western Avenue                   8000 York Road                      4701 Sangamore Road
Chevy Chase, MD 20815                 Towson, MD 21252                    Bethesda, MD 20816

13641 Connecticut Avenue              7940 Crain Highway                  9245 Baltimore National Pike
Wheaton, MD 20906                     Glen Burnie, MD 21061               Ellicot City, MD 21042

1000 Hilltop Circle                   1161 Maryland Route 3N              625 Hungerford Drive
Baltimore, MD 21250                   Gambrills, MD 21054                 Rockville, MD 20850

7566 Ridge Road                       1100 17th Street, NW                4000 Wisconsin Avenue, NW
Hanover, MD 21706                     Washington, DC 20036                Washington, DC 20016

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

1800 M Street, NW                     210 Michigan Avenue, NE             1299 Pennsylvania Avenue, NW
Washington, DC 20036                  Washington, DC  20017               Washington, DC 20005

5714 Connecticut Avenue, NW           1850 K Street, NW                   22 Lighthouse Plaza
Washington, DC 20015                  Washington, DC 20006                Rehoboth Beach, DE 19971

4400 Massachusetts Avenue, NW         3519 Connecticut Avenue, NW
Washington, DC 20016                  Washington, DC 20008

At September 30, 2002, the net book value of the bank's office facilities, including leasehold improvements, was $318.0 million, net of accumulated depreciation of $92.8 million. See Note 23 to the Consolidated Financial
Statements in this report.

As of October 2002, the bank had received OTS approval to open five additional full-service branch offices. The branches, two in Virginia and three in
Maryland, are scheduled to open during fiscal year 2003.

The bank owns additional assets, including furniture and data processing equipment. At September 30, 2002, these other assets had a book value of $151.1 million, net of accumulated depreciation of $141.6 million. The bank also has operating leases, primarily for certain data processing equipment and software.
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

There currently is no established public trading market for Common Shares. At
November 15, 2002, there were nine corporate or individual holders of record of
Common Shares. All holders of Common Shares at such date were affiliated with the Trust. The Trust did not pay any cash dividends on its Common Shares during the past two fiscal years. See "Item 12. Security Ownership of Certain
Beneficial Owners and Management."

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data of the Trust herein have been derived from the
Consolidated Financial Statements of the Trust. The data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations" and the Consolidated Financial Statements
included elsewhere in this report.

                             SELECTED FINANCIAL DATA

====================================================================================================================================

                                                                                       Year Ended September 30
                                                               ---------------------------------------------------------------------

(In thousands, except per share amounts and other data)            2002          2001          2000          1999         1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (Restated)     (Restated)   (Restated)    (Restated)
STATEMENT OF OPERATIONS DATA:

Real Estate:
Total income                                                       $ 128,172     $ 142,952     $ 132,858    $ 106,025      $ 98,592
Total operating expenses                                             156,777       162,098       145,484      121,676       118,636
Equity in earnings of unconsolidated entities                          9,057         7,402         7,291        4,964         1,642
Gain (loss) on sales of property                                          --        11,077           994           --          (331)
                                                               ---------------------------------------------------------------------
Real estate operating loss                                           (19,548)         (667)       (4,341)     (10,687)      (18,733)
                                                               ---------------------------------------------------------------------

Banking:
Interest income                                                      628,110       786,897       736,888      518,520       437,404
Interest expense                                                     273,186       422,744       394,400      245,507       238,410
                                                               ---------------------------------------------------------------------
Net interest income                                                  354,924       364,153       342,488      273,013       198,994
Provision for loan losses                                            (56,015)      (67,852)      (49,930)     (22,880)     (150,829)
                                                               ---------------------------------------------------------------------
Net interest income after provision for loan and lease losses        298,909       296,301       292,558      250,133        48,165
                                                               ---------------------------------------------------------------------
Other income:
    Deposit servicing fees                                           113,640       101,482        88,253       69,570        51,997
    Servicing and securitization income                               84,160        52,169        28,991       31,509       231,674
    Credit card fees                                                      --            --            --           --        53,881
    Gain on sales of trading securities, net                           8,264         3,104         1,533        7,243           982
    Net unrealized holding gains (losses) on trading securities       (2,062)        1,054            --        1,192        (1,258)
    Gain (loss) on real estate held for investment or sale, net          992         2,815        (1,523)      34,049       (16,539)
    Gain on sales of loans, net                                        4,094         4,904         1,443        3,779       290,434
    Gain on other investment                                              --        10,294            --           --            --
    Other                                                             39,019        33,092        27,706       22,854        29,089
                                                               ---------------------------------------------------------------------
Total other income                                                   248,107       208,914       146,403      170,196       640,260
                                                               ---------------------------------------------------------------------
Operating expenses                                                   440,291       408,067       366,270      326,609       505,016
                                                               ---------------------------------------------------------------------
Banking operating income                                             106,725        97,148        72,691       93,720       183,409
                                                               ---------------------------------------------------------------------

Total Company:
Operating income                                                      87,177        96,481        68,350       83,033       164,676
Provision for income taxes                                            24,386        27,682        19,637       28,258        43,385
                                                               ---------------------------------------------------------------------

Income before extraordinary item and minority interest                62,791        68,799        48,713       54,775       121,291
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                    --            --          (166)          --        (9,601)
                                                               ---------------------------------------------------------------------
Income before minority interest                                       62,791        68,799        48,547       54,775       111,690
Minority interest held by affiliates                                 (10,051)       (8,842)       (5,269)      (7,333)      (21,921)
Minority interest -- other                                           (25,313)      (25,313)      (25,313)     (25,313)      (25,313)
                                                               ---------------------------------------------------------------------
Total company net income                                            $ 27,427      $ 34,644      $ 17,965     $ 22,129      $ 64,456
                                                               =====================================================================

Net income available to common shareholders                         $ 22,009      $ 29,226      $ 12,547     $ 16,711      $ 59,038

Net income per common share:
Income before extraordinary item and minority interest               $ 11.88       $ 13.13        $ 8.96      $ 10.22       $ 24.00
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                    --            --         (0.03)          --         (1.99)
                                                               ---------------------------------------------------------------------
Income before minority interest                                        11.88         13.13          8.93        10.22         22.01
Minority interest held by affiliates                                   (2.08)        (1.83)        (1.09)       (1.52)        (4.54)
Minority interest -- other                                             (5.24)        (5.24)        (5.24)       (5.24)        (5.24)
                                                               ---------------------------------------------------------------------
Total company net income                                              $ 4.56        $ 6.06        $ 2.60       $ 3.46       $ 12.23
                                                               =====================================================================

------------------------------------------------------------------------------------------------------------------------------------
Continued on following page.

                             SELECTED FINANCIAL DATA
                                   (Continued)
====================================================================================================================================

                                                                                        Year Ended September 30
                                                               ---------------------------------------------------------------------

(In thousands, except per share amounts and other data)            2002          2001          2000          1999         1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                                (Restated)     (Restated)   (Restated)    (Restated)
BALANCE SHEET DATA:

Assets:
Real estate assets                                                 $ 437,514     $ 442,104     $ 433,189    $ 366,756     $ 325,351
    Income-producing properties, net                                 285,308       282,984       238,249      207,407       183,879
    Land parcels                                                      41,323        40,835        39,716       39,448        40,110
Banking assets                                                    11,269,453    11,412,752    10,727,269    9,151,405     6,723,140
Total company assets                                              11,706,967    11,854,856    11,160,458    9,518,161     7,048,491

Liabilities:
Real estate liabilities                                              663,376       667,176       665,838      590,885       562,622
    Mortgage notes payable                                           326,232       331,114       313,746      221,126       207,680
    Notes payable - secured                                          201,750       202,500       200,000      216,000       200,000
    Notes payable - unsecured                                         55,156        50,717        47,463       46,122        50,335
Banking liabilities                                               10,606,111    10,781,754    10,122,392    8,570,344     6,145,695
Minority interest held by affiliates                                  89,007        82,538        77,314       72,551        71,828
Minority interest - other                                            218,307       218,307       218,307      218,307       218,306
Total company liabilities                                         11,576,801    11,749,775    11,083,851    9,452,087     6,998,451

Shareholders' equity                                                 130,166       105,081        76,607       66,074        50,040
------------------------------------------------------------------------------------------------------------------------------------

OTHER DATA:

Hotels:
    Number of hotels                                                      18            18            16           15            12
    Number of guest rooms                                              3,578         3,578         3,196        3,103         2,772
    Average occupancy                                                    61%           66%           71%          68%           68%
    Average room rate                                                 $86.82        $94.32        $89.16       $85.45        $81.01
Office properties:
    Number of properties                                                  13            11            10            7             7
    Leasable area (square feet)                                    1,978,016     1,796,571     1,684,425    1,277,243     1,270,087
    Leasing percentages                                                  86%           92%           98%          92%          100%
Land parcels:
    Number of parcels                                                     10            10             9           10            10
    Total acreage                                                        389           385           399          417           434

------------------------------------------------------------------------------------------------------------------------------------

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

On July 31, 2002, the Trust filed a Current Report on Form 8-K stating that, as a result of its internal accounting review, the Bank had determined that its net income had been inadvertently overstated in prior periods due to certain accounting errors involving interest-only strips receivable related to the
Bank's automobile loan securitizations.

In addition, as part of the restatement process, the Trust determined that shareholders' equity was understated and net income was overstated related to it investments in Saul Holdings Limited Partnership ("Saul Holdings") and Saul
Centers, Inc ("Saul Centers"), respectively, and accordingly changed its accounting treatment related to these investments.

As a result, the Trust has restated its financial results and financial position for the fiscal years ended September 30, 2000 and 2001. The restated amounts include primarily adjustments for securitizations and the investments in Saul
Holdings and Saul Centers, but also include certain other revisions. The restatements reduced net income by approximately $4.4 million ($3.8 million related to securitizations and $0.6 million related to the Saul Centers investment and other adjustments), from $22.4 million to $18.0 million for fiscal year 2000. The restatements reduced net income by approximately $9.0 million ($8.5 million related to securitizations and $0.5 million related primarily to the Saul Centers investment), from $43.6 million to $34.6 million for fiscal year 2001. Shareholders' Equity increased $68.0 million from $8.6 million to $76.6 million at September 30, 2000 and increased $59.9 million from
$45.2 million to $105.1 million at September 30, 2001, as a result of the Saul
Holdings investment adjustments offset by the adjustments described above.

The other revisions impacted certain previously reported asset and liability accounts. Real Estate assets were reduced due to a decrease in the carrying value of the investment in Saul Centers. Banking assets and liabilities increased primarily as a result of the reclassification of certain assets that were netted within Other liabilities. The liability related to the Deferred Gain
- Real Estate was reclassified to Equity, net of tax. Other Real Estate liabilities increased as a result of the tax effect of that adjustment.

CRITICAL ACCOUNTING POLICIES. The Trust's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S.
("GAAP"), which requires the Trust to make certain estimates and assumptions that affect its reported results (see Summary of Significant Accounting in Notes to the Consolidated Financial Statements included herein). The Trust has identified four policies that, due to estimates and assumptions inherent in those policies, involve a relatively high degree of judgment and complexity.

Real Estate

REAL ESTATE PROPERTIES: Income producing properties are stated at the lower of depreciated cost (except those which were acquired through foreclosure or equivalent proceedings, the carrying amounts of which are based on the lower of cost or fair value at the time of acquisition) or net realizable value.

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

Depreciation is calculated using the straight-line method over the assets estimated useful life. Tenant improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related lease.

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cashflows (undiscounted and without interest charges) is less than the carrying amount of the asset, the
Trust recognizes an impairment loss. Measurement of an impairment loss for long-lived assets that the Trust expects to hold and use is based on the fair value of the asset. Long-lived assets to be disposed of are generally reported at the lower of carrying amount or fair value less costs to sell.

INCOME RECOGNITION: The Real Estate Trust derives room and other revenues from the operations of its hotel. Hotel revenue is recognized as earned. The Real
Estate Trust derives rental income under noncancelable long-term leases from tenants at its commercial properties. Commercial property rental income is recognized on a straight-line basis.

Banking

LOAN LOSS RESERVES: The bank maintains allowances for possible losses on its loans, leases and real estate at levels it believes to be adequate to absorb estimated losses inherent in the loan, lease and real estate portfolios at the balance sheet date. Management reviews the adequacy of the allowance for losses using a variety of measures and tools appropriate for the asset type, including historical loss performance, delinquent status, current economic conditions, internal risk ratings, current underwriting policies and practices and market values for similar assets.

DERIVATIVE INSTRUMENTS: The bank uses a variety of derivative financial instruments in order to mitigate its exposure to changes in market interest rates. To mitigate the risk that the value of mortgage loans held for sale will change as interest rates change, the bank generally enters into mortgage-backed security forward sales contracts. To mitigate the risk that the value of the bank's mortgage servicing rights will change as interest rates change, the bank uses futures contracts and options on futures contracts related to U.S. Treasury securities. In addition, the bank issues commitments to make fixed-rate mortgage loans in which the customer "locks in" the interest rate before closing on the loan. These interest rate locks are treated as derivative instruments in the financial statements. All derivative instruments are recorded on the balance sheet at their fair value, which generally represents the amount of money the bank would receive or pay if the item were bought or sold in a current transaction. Fair market values are based on market prices when they are available. If market quotes are not available, fair values are based on market or dealer prices of similar items or discounted cash flows using market estimates of interest rates, prepayment speeds and other assumptions.

When determining the extent to which interest rate exposures should be hedged, the bank makes certain estimates and judgments relating to, among other things, whether an interest-rate lock will become a loan, the timing of the loan closing, the timing of the subsequent sale of the loan, and the prepayment speed of mortgage loans underlying the mortgage servicing rights. To the extent that the actual results are different than the bank's assumptions, the hedging strategy may not be effective in offsetting the changes in the values of the hedged items, and the bank's earnings may be adversely impacted.

INTEREST-ONLY STRIPS RECEIVABLE: From time to time, the bank sells loans and retains an interest-only strip receivable related to the sold loans. The interest-only strips receivable are initially recorded by allocating the previous carrying value of the assets involved in the transactions between the assets sold and the interests retained, including the interest-only strip receivable. Subsequently, the interest-only strips receivable are measured at their fair values. Fair value of these interest-only strips receivable is based on discounted expected future cash flows, which are determined using market assumptions such as discount rates and prepayment speeds, and, in certain circumstances, an estimate of credit losses based on the bank's historical experience. If actual prepayment or default rates significantly exceed the estimates, the actual amount of future cash flow could be less than the expected amount and the value of the interest-only strips receivable, as well as the bank's earnings, could be negatively impacted.

MORTGAGE SERVICING RIGHTS: From time to time, the bank sells mortgage loans and retains the right to service those loans ("originated MSR"). The originated MSR are initially recorded by allocating the previous carrying value of the loans between the portion sold and the retained originated MSR. The bank also purchases the right to service mortgage loans originated by third parties
("purchased MSR" and, together with originated MSR, "MSR"). Purchased MSR are initially recorded at their acquisition cost. Subsequent to origination or purchase, MSR are carried at the lower of their amortized cost or fair value.
Fair value of MSR is based on discounted expected future income, net of related expenses, to be generated by servicing the underlying loans. When determining fair value, the bank uses several assumptions, the most significant of which are the estimated rate of repayment of the underlying loans and the discount rate.
If actual prepayment rates significantly exceed the estimates, the actual amount of future cash flow could be less than the expected amount and the value of the
MSR, as well as the bank's earnings, could be negatively impacted.

The bank believes that the judgments, estimates and assumptions used in the preparation of the Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our
Consolidated Financial Statements to these items, the use of other judgments, estimates and assumptions, as well as differences between actual results and the estimates and assumptions, could result in material differences in our results of operations and financial condition.

Financial Condition

Real Estate

The Real Estate Trust's investment portfolio at September 30, 2002 consisted primarily of hotels, office projects, and land parcels. See "Item 1. Business --
Real Estate -- Real Estate Investments." During fiscal 2002, the Real Estate
Trust added two office/warehouse buildings located in sterling, Virginia, to its portfolio. One building contains 81,000 square feet of gross leasable area, but is unleased at the date of this report. The other contains 100,000 square feet of gross leasable area, and is 100% leased.

Overall, the hotel portfolio experienced an average occupancy rate of 61% and an average room rate of $86.82 during fiscal 2002, compared to an average occupancy of 66% and an average room rate of $94.32 during the prior year. For the 16 hotels owned throughout both periods, the average occupancies were 60% and 66%, and the average rates were $83.65 and $91.96. REVPAR (revenue per available room) for the 16 hotels was $50.51 for fiscal 2002, a 17.3% decrease from REVPAR for fiscal 2001 of $61.05.

The Real Estate Trust was directly affected by the terrorist attacks of
September 11 because of the concentration of eleven of its hotels in the
Washington, DC metropolitan area, one of the sites of the attacks. In addition, five of these eleven hotels are within minutes of either Washington Reagan
National Airport or Dulles International Airport, and thus, were more directly affected by the sharp decline in air travel. The two hotels located close to
Reagan National were especially affected by Reagan National's prolonged closure and limited flight schedule. Additionally, the entire portfolio has been impacted, during fiscal 2002, by the economic downturn in the general business sectors in the Washington, DC metropolitan area.

Office space in the Real Estate Trust's office property portfolio was 86% leased at September 30, 2002, compared to a leasing rate of 92% at September 30, 2001.
The decline in leasing rate is primarily due to the Trust placing into service during December 2001,an 81,000 square foot building in Sterling, Virginia, that remains unleased. In addition, the Trust is beginning to experience a downward trend in its leasing rates and renewals of leases commensurate with the weakening commercial office markets in Northern Virginia as well as in Atlanta,
Georgia. At September 30, 2002, the Real Estate Trust's office property portfolio consisted of 13 properties and had a total gross leasable area of
1,978,000 square feet, of which 242,000 square feet (12.2%) and 179,000 square feet (9.1%) are subject to leases expiring in fiscal 2003 and fiscal 2004.

Banking

GENERAL. The bank's assets declined to $11.3 billion during fiscal year 2002, a decrease of $143.3 million from fiscal year 2001. The bank recorded operating income of $106.7 million during fiscal year 2002, compared to operating income of $97.1 million during fiscal year 2001. The increase in income for fiscal year
2002 was primarily attributable to a $32.0 million increase in servicing and securitization income, a $12.2 million increase in deposit servicing fees and a decrease of $11.8 million in the provision for loan and lease losses. Partially offsetting the increased income was an increase in operating expenses of $32.2 million, a $10.3 million prior year gain on other investment and a $9.2 million decrease in net interest income. The increase in operating expenses is largely attributable to an increase in servicing assets amortization and other loan expenses. See "Results of Operations."

Servicing and securitization income increased $32.0 million, or 61.3%, during fiscal year 2002 primarily as a result of increased securitization activity.
During fiscal year 2002, the bank securitized and sold $1.6 billion of loan receivables and recognized a gain of $56.9 million compared to securitization of
$804.9 million of loan receivables and a gain of $27.9 million in fiscal year
2001. See Notes 2 and 10 to the Consolidated Financial Statements in this report. See "Liquidity." The bank recognized a net unrealized loss of $8.7 million and $0.1 million on its interest-only strips receivable during the fiscal years 2002 and 2001, respectively.

Real estate owned, net of valuation allowances, decreased from $30.8 million at
September 30, 2001 to $23.4 million at September 30, 2002. This reduction was primarily due to sales in the Communities and other properties and to provisions for losses, partially offset by capitalized costs. See "Asset Quality - REO."

At September 30, 2002, the bank's tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.63%, 5.63%, 7.08% and 10.86%, respectively. The bank's capital ratios exceeded regulatory requirements as well as the standards established for well-capitalized institutions under OTS prompt corrective action regulations. See "Capital."

During fiscal year 2002, the bank declared and paid, out of the retained earnings of the bank, cash dividends on its Common Stock in the aggregate amount of $2,000 per share.

The bank's assets are subject to review and classification by the OTS upon examination. The OTS concluded its most recent examination of the bank in June
2002.

ASSET QUALITY. Non-Performing Assets. The bank's level of non-performing assets decreased during fiscal year 2002. The following table sets forth information concerning the bank's non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)

                                                                                    September 30,
                                                        -------------------------------------------------------------------------
                                                            2002           2001           2000           1999           1998
                                                        -------------  -------------  -------------  -------------  -------------
Non-performing assets:
    Non-accrual loans:
       Residential                                      $     13,680   $      7,314   $      5,171   $      4,756   $      8,106
       Real estate and construction and ground                   653              -             70              -              -
                                                        -------------  -------------  -------------  -------------  -------------
         Total non-accrual real estate loans                  14,333          7,314          5,241          4,756          8,106
       Commercial                                              2,329              -              -            269              -
       Subprime automobile                                     7,755         13,379         12,026          6,640          3,563
       Other consumer                                          2,344          7,028          5,399          1,607            938
                                                        -------------  -------------  -------------  -------------  -------------
         Total non-accrual loans (1)                          26,761         27,721         22,666         13,272         12,607
                                                        -------------  -------------  -------------  -------------  -------------

    Real estate acquired in settlement of loans               94,665        115,931        129,213        133,157        218,972
    Allowance for losses on real estate acquired
     in settlement of loans                                  (71,293)       (85,152)       (80,752)       (84,405)      (153,564)
                                                        -------------  -------------  -------------  -------------  -------------
       Real estate acquired in settlement of loans, net       23,372         30,779         48,461         48,752         65,408
                                                        -------------  -------------  -------------  -------------  -------------

         Total non-performing assets                    $     50,133   $     58,500   $     71,127   $     62,024   $     78,015
                                                        =============  =============  =============  =============  =============

Troubled debt restructurings                            $          -    $         -    $         -    $    11,714    $    11,800
                                                        =============  =============  =============  =============  =============

Allowance for losses on loans and leases                $     71,109    $    63,018    $    54,018    $    58,139    $    60,157
Allowance for losses on real estate held for investment          202            202            202            202            202
Allowance for losses on real estate acquired in
 settlement of loans                                          71,293         85,152         80,752         84,405        153,564
                                                        -------------  -------------  -------------  -------------  -------------

    Total allowances for losses                         $    142,604    $   148,372    $   134,972    $   142,746    $   213,923
                                                        =============  =============  =============  =============  =============

Interest income recorded
    Non-accrual assets                                  $        279   $        358   $          4   $         17   $         38
                                                        =============  =============  =============  =============  =============
    Restructured loans                                  $          -   $          -   $        340   $        229   $        367
                                                        =============  =============  =============  =============  =============

Interest income that would have been recorded
   had the loans been current in
   accordance with their original terms
    Non-accrual assets                                  $      3,141   $      3,321   $      2,434   $      1,769   $      1,081
                                                        =============  =============  =============  =============  =============
    Restructured loans                                  $          -   $          -   $      1,323   $      1,261   $      1,244
                                                        =============  =============  =============  =============  =============

---------------------------------------------------------------------------------------------------------------------------------
(1) Before deduction of allowances for losses.

NON-PERFORMING ASSETS (CONTINUED)

                                                                                         September 30,
                                                              ----------------------------------------------------------------------
                                                                 2002           2001           2000           1999           1998
                                                              -------------  -----------  -------------  -------------  ------------

Ratios:

Non-performing assets to total assets                              0.44%          0.51%          0.66%          0.68%          1.16%

Allowance for losses on real estate loans to non-accrual
  real estate loans (1)                                           44.04%         70.86%        205.76%        361.35%        204.18%

Allowance for losses on other consumer loans and leases to
  non-accrual other consumer loans and leases (1)(2)             435.35%        230.55%        208.49%        440.52%        758.08%

Allowance for losses on loans and leases to non-accrual loans
  and leases (1)                                                 265.72%        227.33%        238.32%        438.06%        477.17%

Allowance for losses on loans and leases to total loans and
  leases receivable (3)                                            0.80%          0.73%          0.65%          0.89%          2.16%

-----------------------------------------------------------------------------------------------------------------------------------------
(1) Before deduction of allowances for losses.
(2) Includes subprime automobile loans.
(3) Includes loans and leases receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets include non-accrual loans, non-accrual real estate held for investment, and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

Non-performing assets totaled $50.1 million, after valuation allowances on REO of $71.3 million, at September 30, 2002, compared to $58.5 million, after valuation allowances on REO of $85.2 million, at September 30, 2001. The bank also maintained valuation allowances of $71.1 million and $63.0 million on its loan and lease portfolio at September 30, 2002 and 2001, respectively. The $8.4 million decrease in non-performing assets reflected a net decrease in REO of
$7.4 million and a net decrease in non-accrual loans of $1.0 million.

Non-accrual Loans. The bank's non-accrual loans totaled $26.7 million at
September 30, 2002, a decrease from $27.7 million at September 30, 2001. At
September 30, 2002, non-accrual loans consisted of $14.3 million of non-accrual real estate loans and $12.4 million of non-accrual subprime automobile, commercial and other consumer loans compared to non-accrual real estate loans of
$7.3 million and non-accrual subprime automobile and other consumer loans of
$20.4 million at September 30, 2001. The increase in non-accrual real estate loans reflects the general economic downturn. The decrease in non-accrual subprime automobile loans reflects the winding down of that portfolio.

REO. At September 30, 2002, the bank's REO totaled $23.4 million, after valuation allowances on such assets of $71.3 million as set forth in the following table:

                                                                   Balance                          Balance
                           Number of                               Before                            After       Percent
                          Properties    Gross       Charge-offs   Valuation        Valuation       Valuation        of
                                         Balance                 Allowances       Allowances      Allowances       Total
                          ------------  ----------  ----------  --------------   --------------  --------------  ----------
                                                               (Dollars in thousands)
Communities                    2          $ 95,741   $ 9,700        $  86,041       $  67,562        $  18,479       79.1%

Residential ground             1               100         -              100             100                -           -

Commercial ground              1             9,991     2,732            7,259           3,631            3,629       15.5%

Single-family
residential  properties        6             1,449       184            1,265              -             1,265        5.4%
                          ------------  ----------  ----------  --------------   -------------   --------------  ----------

   Total REO                  10         $ 107,281  $ 12,616        $  94,665       $  71,293        $  23,372      100.0%
                          ============  ==========  ==========  ==============   =============   ==============  ==========

During fiscal year 2002, REO decreased $7.4 million, primarily as a result of sales in the communities and other properties and additional provisions for losses, which was partially offset by additional capitalized costs.

The bank's objective with respect to its REO is to sell those properties as expeditiously as possible and in a manner that will best preserve the value of the bank's assets. The bank's ability to achieve this objective will depend on a number of factors, some of which are beyond its control, such as the general economic conditions in the Washington, DC metropolitan area.

The principal component of REO consists of the two communities, both of which are under active development. At September 30, 2002, one of the active communities had 220 remaining residential lots, of which 140 lots, or 63.6%, were under contract and pending settlement. This community also had approximately 167 remaining acres of land designated for commercial use, of which approximately 47 acres, or 28.1%, were under contract and pending settlement. The other active community has only one remaining commercial lot, which was under contract and pending settlement at September 30, 2002. In addition, at September 30, 2002, the bank was engaged in discussions with potential purchasers regarding the sale of additional residential units and retail land.

The bank continues to monitor closely its major non-performing and potential problem assets in light of current and anticipated market conditions. The bank's asset workout group focuses its efforts on resolving these problem assets as expeditiously as possible.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. At
September 30, 2002 and 2001, potential problem assets totaled $22.4 million and
$3.7 million, respectively.

The bank's Watch List Committee meets quarterly and reviews all relationships in
Commercial Lending which are rated as vulnerable, criticized or classified with commitments of $1.0 million and greater. This Committee reviews the current status of each relationship, recent changes, performance against the corrective action plan presented at the prior meeting, and the current action plan for the relationship. On September 10, 2002, the Committee reviewed loans with outstanding balances of $74.3 million at June 30, 2002.

Delinquent Loans. At September 30, 2002, delinquent loans totaled $77.3 million, or 0.9% of loans, compared to $111.2 million, or 1.3% of loans, at September 30,
2001. The following table sets forth information regarding the bank's delinquent loans at September 30, 2002.

                                Principal Balance
                             (Dollars in Thousands)
                        -------------------------------------------------------------------------
                          Real          Subprime                          Other                      Total as a
                          Estate       Automobile     Commercial        Consumer                     Percentage
                          Loans          Loans                            Loans         Total       of Loans (1)
                        -----------   -------------   --------------   ------------   ----------    -------------
Loans delinquent for:
30-59 days...             $  5,064       $  34,323         $  3,875       $ 12,699     $ 55,961             0.6%
60-89 days....               5,758          11,451              468          3,632       21,309             0.3%
                      -------------   -------------   --------------   ------------   ----------    -------------
 Total...........         $ 10,822       $  45,774         $  4,343       $ 16,331     $ 77,270             0.9%
                      =============   =============   ==============   ============   ==========    =============
--------------------------
(1)      Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Real estate loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity loans. Total delinquent real estate loans decreased to $10.8 million at September 30, 2002, from $16.0 million at September 30, 2001.

Total delinquent subprime automobile loans decreased to $45.8 million at
September 30, 2002, from $72.7 million at September 30, 2001 primarily because the bank's portfolio of these loans continues to decline as a result of the bank's prior decision to discontinue origination of these loans.

Commercial loans classified as delinquent 30-89 days consisted of 12 loans totaling $4.3 million at September 30, 2002. There were no delinquent commercial loans at September 30, 2001. The increase in delinquencies reflects the maturation in the bank's portfolio.

Other consumer loans delinquent 30-89 days decreased to $16.3 million at
September 30, 2002 from $22.5 million at September 30, 2001. The decrease in other consumer loan delinquencies is due to a change in the bank's automobile loan and lease charge-off policy which took effect in fiscal year 2002.

Troubled Debt Restructurings. A troubled debt restructuring occurs when the bank agrees to modify significant terms of a loan in favor of a borrower experiencing financial difficulties. The bank had no troubled debt restructurings at
September 30, 2002 and 2001.

Real Estate Held for Investment. At September 30, 2002 and 2001, real estate held for investment consisted of one property with book value of $0.9 million, net of valuation allowances of $0.2 million.

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

ANALYSIS OF ALLOWANCE FOR AND CHARGE-OFFS OF LOANS AND LEASES
(Dollars in thousands)

                                                                               Year Ended September 30,
                                                   ---------------------------------------------------------------------------------
                                                         2002            2001             2000             1999            1998
                                                   --------------   --------------   --------------  --------------   --------------

Balance at beginning of year                       $      63,018     $     54,018     $     58,139    $     60,157     $    105,679
                                                   --------------   --------------   --------------  --------------   --------------

Provision for loan and lease losses                       56,015           67,852           49,930          22,880          150,829
                                                   --------------   --------------   --------------  --------------   --------------

Reduction due to sale of credit card portfolio                 -                -                -               -          (87,609)
                                                   --------------   --------------   --------------  --------------   --------------

Charge-offs:
    Single family residential and home equity             (1,132)            (786)            (807)           (617)          (1,629)
    Commercial real estate and multifamily                   (27)               -           (7,120)              -                -
    Credit card                                                -                -                -               -         (108,289)
    Subprime automobile                                  (40,695)         (49,749)         (40,110)        (21,169)          (7,298)
    Other consumer                                       (20,225)         (17,685)         (10,847)         (4,988)          (5,436)
                                                   --------------   --------------   --------------  --------------   --------------
        Total charge-offs                                (62,079)         (68,220)         (58,884)        (26,774)        (122,652)
                                                   --------------   --------------   --------------  --------------   --------------

Recoveries (1):
    Single family residential and home equity                 76               80               78              85               49
    Commercial real estate and multifamily                    18                -                -               -                -
    Credit card                                                -                -                -               -           12,732
    Subprime automobile                                   11,311            7,104            3,074             744              297
    Other consumer                                         2,750            2,184            1,681           1,047              832
                                                   --------------   --------------   --------------  --------------   --------------
        Total recoveries                                  14,155            9,368            4,833           1,876           13,910
                                                   --------------   --------------   --------------  --------------   --------------

Charge-offs,  net of recoveries                          (47,924)         (58,852)         (54,051)        (24,898)        (108,742)
                                                   --------------   --------------   --------------  --------------   --------------

Balance at end of year                             $      71,109     $     63,018     $     54,018    $     58,139     $     60,157
                                                   ==============   ==============   ==============  ==============   ==============

Provision for loan and lease losses to average
     loans and leases (2)                                  0.66%            0.78%            0.66%           0.48%            5.42%
Net loan and lease charge-offs to average loans
     and leases (2)                                        0.57%            0.68%            0.71%           0.52%            3.91%
Ending allowance for losses on loans and leases to
     total loans and leases  (2) (3)                       0.80%            0.73%            0.65%           0.89%            2.16%

(1) Includes proceeds received from the sale of charged-off loans.
(2) Includes loans held for securitization and/or sale.
(3) Before deduction of allowance for losses.

COMPONENTS OF ALLOWANCE FOR LOSSES ON LOANS AND LEASES BY TYPE
(Dollars in thousands)

                                                                    September 30,
                    ----------------------------------------------------------------------------------------------------------------
                             2002                  2001                 2000                     1999                   1998
                    ---------------------- --------------------- ---------------------  --------------------- ----------------------
                              Percent of             Percent of            Percent of             Percent of             Percent of
                              Loans to               Loans to              Loans to               Loans to               Loans to
                      Amount  Total Loans   Amount   Total Loans  Amount   Total Loans   Amount   Total Loans  Amount    Total Loans
                    --------- ------------ --------- ----------- --------- -----------  --------- ----------- ---------- -----------

Balance at end of
 year allocated to:

Single family
 residential        $   1,953     51.5%   $   2,127     52.9%  $  2,127      58.6%   $  3,127     60.9%   $   1,822     63.2%

Home equity               817     12.3         1,007      7.6       1,007       5.1        1,007      6.2           676      7.2

Commercial real
 estate and
 multifamily              124      0.2           197      0.4         893       0.5       10,580      0.9        10,828      2.7

Real estate
 construction and
 ground                 3,419      2.9         1,852      3.1       4,757       3.6        2,472      3.5         3,225      3.9

Commercial             16,934      9.1         9,135      9.0       6,904       7.2        4,623      6.1         3,623      6.2

Prime Automobile
 loans                  4,150      7.0         7,034      7.0       6,034       9.3        3,334     11.1         3,034      4.4

Automobile leases       5,030     12.8         6,000     13.2       1,500       6.8            -      1.7             -        -

Subprime automobile    32,000      2.6        32,000      5.0      28,782       7.4       28,782      7.4        26,010      8.5

Home improvement
 and related loans      1,151      1.2         1,523      1.4       1,523       1.1        3,523      1.7         3,403      2.7

Overdraft lines of
 credit and
 other consumer        1,635      0.4           491      0.4         491       0.4          691      0.5         1,674      1.2

Unallocated             3,896      -           1,652      -            -        -             -       -          5,862       -
                    ----------             ----------            ---------              ---------             ----------

    Total           $  71,109              $  63,018             $ 54,018               $ 58,139              $  60,157
                    ==========             ==========            =========              =========             ==========

------------------------------------------------------------------------------------------------------------------------------------

ANALYSIS OF ALLOWANCE FOR AND CHARGE-OFFS OF
REAL ESTATE HELD FOR INVESTMENT OR SALE
(IN THOUSANDS)

                                                                               Year Ended September 30,
                                                    --------------------------------------------------------------------------------
                                                        2002             2001             2000             1999            1998
                                                    -------------    -------------   --------------   -------------   --------------

Balance at beginning of year:
    Real estate held for investment                 $        202     $        202     $        202     $       202     $        198
    Real estate held for sale                             85,152           80,752           84,405         153,564          140,738
                                                    -------------    -------------   --------------   -------------   --------------
      Total                                               85,354           80,954           84,607         153,766          140,936
                                                    -------------    -------------   --------------   -------------   --------------

Provision for real estate losses:
    Real estate held for investment                            -                -                -               -                4
    Real estate held for sale                                700            4,200            1,400               -           18,856
                                                    -------------    -------------   --------------   -------------   --------------
      Total                                                  700            4,200            1,400               -           18,860
                                                    -------------    -------------   --------------   -------------   --------------

Charge-offs, net of recoveries :

    Real estate held for sale:
      Residential ground                                  (1,589)               -              (64)         (1,703)               -
      Commercial ground                                        -                -           (3,397)              -           (6,030)
      Communities                                        (12,970)             200           (1,592)        (67,456)               -
                                                    -------------    -------------   --------------   -------------   --------------
      Total (charge-offs) recoveries on real estate
         held for investment or sale                     (14,559)             200           (5,053)        (69,159)          (6,030)
                                                    -------------    -------------   --------------   -------------   --------------

Balance at end of year:
    Real estate held for investment                          202              202              202             202              202
    Real estate held for sale                             71,293           85,152           80,752          84,405          153,564
                                                    -------------    -------------   --------------   -------------   --------------
      Total                                         $     71,495     $     85,354     $     80,954     $    84,607     $    153,766
                                                    =============    =============   ==============   =============   ==============

COMPONENTS OF ALLOWANCE FOR LOSSES
ON REAL ESTATE HELD FOR INVESTMENT OR SALE
(IN THOUSANDS)

                                                                                     September 30,
                                                    --------------------------------------------------------------------------------
                                                         2002            2001             2000             1999            1998
                                                    -------------    -------------   --------------   -------------   --------------

Allowance for losses on real estate
  held for investment                               $        202     $        202     $        202     $       202     $        202
                                                    -------------    -------------   --------------   -------------   --------------

Allowance for losses on real estate held for sale:
    Residential ground                                       100            1,689            1,689           1,520            3,123
    Commercial ground                                      3,631            3,631            3,631           5,800            5,800
    Communities                                           67,562           79,832           75,432          77,085          144,641
                                                    -------------    -------------   --------------   -------------   --------------
       Total                                              71,293           85,152           80,752          84,405          153,564
                                                    -------------    -------------   --------------   -------------   --------------

       Total allowance for losses on real
           estate held for investment or sale        $    71,495     $     85,354     $     80,954     $    84,607     $    153,766
                                                    =============    =============   ==============   =============   ==============

The bank maintains valuation allowances for estimated losses on loans and leases and real estate. The bank's total valuation allowances for losses on loans and leases and real estate held for investment or sale decreased to $142.6 million at September 30, 2002, from $148.4 million at September 30, 2001. The $5.8 million decrease was primarily attributable to a reduction in valuation allowances on the REO communities following the completion of one of the communities. The allowance for losses on loans and leases increased to $71.1 million at September 30, 2002 from $63.0 million at September 30, 2001, despite decreased delinquencies and charge-offs during the current year. Management believes that the increase was appropriate due to uncertain economic conditions.
Management reviews the adequacy of the valuation allowances on loans and leases and real estate using a variety of measures and tools including historical loss performance, delinquent status, current economic conditions, internal risk ratings and current underwriting policies and procedures. Using this analysis, management determines a range of acceptable valuation allowances.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $77.8 million at September 30, 2002, which constituted 71.4% of total non-performing real estate assets before valuation allowances. This amount represented a $12.7 million decrease from the September
30, 2001 level of $90.5 million, or 73.5% of total non-performing real estate assets before valuation allowances at that date.

When real estate collateral securing an extension of credit is initially recorded as REO, it is recorded at the lower of cost or fair value, less estimated selling costs, on the basis of an appraisal. As circumstances change, it may be necessary to provide additional valuation allowances based on new information. The allowance for losses on real estate held for sale at September
30, 2002 is in addition to approximately $12.6 million of cumulative charge-offs previously taken against assets remaining in the bank's portfolio at September
30, 2002.

The bank from time to time obtains updated appraisals on its real estate acquired in settlement of loans, including the communities. As a result of the updated appraisals, the bank could be required to increase its valuation allowances. The bank may also increase its allowances for losses after considering local market conditions, including the bank's efforts to sell individual properties or portions of properties. In addition to ongoing sales of lots, management periodically receives and reviews offers to purchase various parcels of these communities. If information is deemed credible and can be supported with market comparables, additional allowances for losses may be provided.

Consistent with regulatory requirements, the bank performs ongoing real estate evaluations for all REO as a basis for substantiating the carrying values in accordance with accounting principles generally accepted in the United States.
As indicated, as of September 30, 2002, the bank's REO consisted primarily of two residential communities under active development. As a part of its development activities, the bank maintains and updates real estate project evaluations in accordance with regulatory requirements which include analyses of lot and acreage sales, status and budgets for development activities and consideration of project market trends. These real estate evaluations are reviewed periodically as part of management's review and evaluation of the carrying values of REO. Following a review of the real estate assets and the related carrying values, management reports its actions to the bank's Board of
Directors. The allowance for losses on other consumer loans and leases, including automobile, home improvement, overdraft lines of credit and other consumer loans, decreased to $44.0 million at September 30, 2002 from $47.0 million at September 30, 2001. Net charge-offs of subprime automobile loans for fiscal year 2002 were $29.4 million, compared to $42.6 million for fiscal year
2001. The decrease was primarily attributable to the decline in the bank's portfolio of these loans as a result of the bank's prior decision to discontinue origination of these loans.

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

Throughout fiscal year 2002, the bank continued to originate and hold in its portfolio adjustable rate loan products at a greater volume than those with fixed interest rates. At September 30, 2002, adjustable-rate loans accounted for
54.6% of total loans and leases, compared to 51.3% at September 30, 2001. This increase was primarily due to increased originations of adjustable-rate mortgage products, which typically reprice monthly and are tied to the one month LIBOR, and an increase in payoffs of fixed-rate mortgage loans due to refinancing activity.

A traditional measure of interest-rate risk within the banking industry is the interest sensitivity "gap," which is the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. Gap analysis is a tool used by management to evaluate interest-rate risk which results from the difference between repricing and maturity characteristics of the bank's assets and those of the liabilities that fund them. By analyzing these differences, management can attempt to estimate how changes in interest rates may affect the bank's future net interest income.

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

The following table presents the interest rate sensitivity of the bank's interest-earning assets and interest-bearing liabilities at September 30, 2002, which reflects management's estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the bank's loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management's assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

INTEREST RATE SENSITIVITY TABLE (GAP)
(Dollars in thousands)

                                                               More than      More than       More than
                                                               Six Months      One Year      Three Years
                                                 Six Months     through        through        through      More than
                                                  or Less       One Year      Three Years    Five Years    Five Years      Total
                                              ------------- -------------- -------------- ------------- ------------- --------------
 As of September 30, 2002 Real estate loans:
     Adjustable-rate                          $  2,541,628  $     291,831  $     289,480  $    135,785  $    104,314  $   3,363,038
     Fixed-rate                                     75,747         69,757        223,748       156,047       387,963        913,262
     Home equity credit lines and second
      mortgages                                    714,343          2,548          9,214         7,806        34,657        768,568
 Commercial                                        648,146         20,843         65,958        44,230        24,885        804,062
 Consumer and other                                429,568        349,077        834,048       171,506        49,324      1,833,523
 Loans held for securitization and/or sale       1,223,035              -              -             -             -      1,223,035
 Mortgage-backed securities                        157,558        145,364        216,298       161,962       347,451      1,028,633
 Other investments                                 234,934              -         46,445             -             -        281,379
                                              ------------- -------------- -------------- ------------- ------------- --------------

    Total interest-earning assets                6,024,959        879,420      1,685,191       677,336       948,594     10,215,500
 Total non-interest earning assets                       -              -              -             -     1,053,953      1,053,953
                                              ------------- -------------- -------------- ------------- ------------- --------------

     Total assets                             $  6,024,959  $     879,420  $   1,685,191  $    677,336  $  2,002,547  $  11,269,453
                                              ============= ============== ============== ============= ============= ==============

 Deposits:
     Fixed maturity deposits                  $    981,600  $     686,592  $     206,613  $    145,050  $          -  $   2,019,855
     NOW, statement and passbook accounts        2,172,465         44,828        149,305       101,621       216,565      2,684,784
     Money market deposit accounts               1,953,312              -              -             -             -      1,953,312
 Borrowings:
     Capital notes - subordinated                        -              -              -       150,000       100,000        250,000
     Other                                         760,517            198      1,481,361        25,488        94,884      2,362,448
                                              ------------- -------------- -------------- ------------- ------------- --------------
    Total interest-bearing liabilities           5,867,894        731,618      1,837,279       422,159       411,449      9,270,399
 Minority interest                                       -              -              -             -       144,000        144,000
 Total non-interest bearing liabilities                  -              -              -             -     1,319,540      1,319,540
 Stockholders' equity                                    -              -              -             -       535,514        535,514
                                              ------------- -------------- -------------- ------------- ------------- --------------
   Total liabilities and stockholders' equity $  5,867,894  $     731,618  $   1,837,279  $    422,159  $  2,410,503  $  11,269,453
                                              ============= ============== ============== ============= ============= ==============

 Gap                                          $    157,065  $     147,802  $    (152,088) $    255,177  $    537,145
 Cumulative gap                               $    157,065  $     304,867  $     152,779  $    407,956  $    945,101
 Adjusted cumulative gap as a percentage
     of total assets                                   1.4%          2.7%          1.4%         3.6%         8.4%

The bank's one-year gap as a percentage of total assets was positive 2.7% at
September 30, 2002, compared to negative 13.3% at September 30, 2001. The improvement in the bank's one-year gap results primarily from an increase during fiscal year 2002 in origination and retention of adjustable-rate mortgages, other consumer loans, and commercial loans with repricing terms of one year or less. The increase in assets with repricing characteristics of one year or less was partially offset by an increase in fixed rate and non-contractual deposits with similar maturities. The bank continues to consider a variety of strategies to manage its interest rate risk position.

In addition to gap measurements, the bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin as
promulgated by the OTS's Thrift Bulletin 13a. Under this bulletin, institutions are required to establish limits on the sensitivity of their net interest income and net portfolio value ("NPV") to parallel changes in interest rates. Those changes in interest rates are defined as instantaneous and sustained movements of interest rates in 100 basis point increments. In addition, the bank is required to calculate its ratio of NPV to the present value of total assets
("NPV Ratio") for each interest rate shock scenario. The following table shows the estimated impact of parallel shifts in interest rates at September 30, 2002, calculated in a manner consistent with the requirements of TB 13a.

                                              (Dollars in thousands)
--------------------------------------------------------------------------------------------------------------------
                                 Changes in                             Change in
  (Basis Points)                Net Interest                          Net Portfolio
    Change in                     Income(1)                              Value(2)                         NPV
  Interest Rates                                                                                         Ratio
                       --------------------------------     -----------------------------------
                         Percent            Amount             Percent             Amount
-------------------    -------------    ---------------     --------------    -----------------      ---------------
      + 200                +13.3%           $  49,736             -6.6%            $  (69,787)           8.53%
      + 100                 +8.5%              31,927             -1.8%               (18,988)           8.89%
      - 100                -10.2%             (37,958)            -2.5%               (26,022)           8.74%

---------------------------------------------------------------------------------------------------------------------------

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

Computations of prospective effects of hypothetical interest rate changes are based on many assumptions, including relative levels of market interest rates, prepayments and deposit runoff and, therefore, should not be relied upon as indicative of actual results. Certain limitations are inherent in these computations. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgage loans, may have features, which restrict interest rate changes on a short-term basis and over the life of the asset. In the event of a change in market interest rates, loan prepayments and early deposit withdrawal levels could deviate significantly from those assumed in making the calculations set forth above. Additionally, credit risk may increase if an interest rate increase adversely affects the ability of borrowers to service their debt.

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

DEFERRED TAXES. At September 30, 2002, the bank recorded a net deferred tax liability of $93.9 million, which generally represents the cumulative excess of the bank's income tax expense for financial reporting purposes over its actual income tax liability. See Note 34 to the Consolidated Financial Statements in
this report.

CAPITAL. At September 30, 2002, the bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for "well-capitalized" institutions under OTS prompt corrective action regulations.

The following table shows the bank's regulatory capital levels at September 30,
2002, in relation to the regulatory requirements in effect at that date. The information below is based upon the bank's understanding of the regulations and interpretations currently in effect and may be subject to change.

REGULATORY CAPITAL
(DOLLARS IN THOUSANDS)

                                                                                   Minimum                  Excess
                                                           Actual            Capital Requirement           Capital
                                                   ----------------------  -----------------------  ----------------------
                                                                 As a %                   As a %                  As a %
                                                     Amount      of Assets    Amount      of Assets   Amount      of Assets
                                                   ------------  --------  -------------  --------  ------------  --------

Stockholders' equity per financial statements      $   535,514
    Minority interest in REIT Subsidiary (1)           144,000
                                                    -----------
                                                       679,514

Adjustments for tangible and core capital:
    Intangible assets                                  (43,199)
    Non-includable subsidiaries  (2)                    (1,413)
    Non-qualifying purchased/originated loan
     servicing rights                                   (2,594)
                                                   ------------
       Total tangible capital                          632,308     5.63%   $    168,583     1.50%   $   463,725     4.13%
                                                   ------------  ========  =============  ========  ============  ========

       Total core capital (3)                          632,308     5.63%   $    449,554     4.00%   $   182,754     1.63%
                                                   ------------  ========  =============  ========  ============  ========

       Tier 1 risk-based capital (3)                   632,308     7.08%   $    357,083     4.00%   $   275,225     3.08%
                                                   ------------  ========  =============  ========  ============  ========

Adjustments for total risk-based capital:
    Subordinated capital debentures                    250,000
    Allowance for general loan and lease losses         71,109
                                                   ------------
       Total supplementary capital                     321,109
                                                   ------------
       Total available capital                         953,417
    Equity investments (2)                              (2,065)
                                                   ------------
       Total risk-based capital (3)                $   951,352    10.86%   $    714,166     8.00%   $   237,186     2.86%
                                                   ============  ========  =============  ========  ============  ========

(1) Eligible for inclusion in core capital in an amount up to 25% of the Bank's core capital pursuant to authorization from the OTS.
(2) Reflects an aggregate offset of $0.2 million representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a
"credit" against the deductions from capital otherwise required for such investments.
(3) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

Under the OTS prompt corrective action regulations, an institution is categorized as well capitalized if it has a leverage or core capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At September 30, 2002, the bank's leverage, tier 1 risk-based and total risk-based capital ratios were 5.63%,
7.08% and 10.86%, respectively, which exceeded the ratios established for well-capitalized institutions. The OTS may reclassify an institution from one category to the next lower category, for example from well capitalized to adequately capitalized, if, after notice and an opportunity for a hearing, the
OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity. The bank has not received notice from the OTS of any potential downgrade.

OTS capital regulations provide a five-year holding period, or such longer period as may be approved by the OTS, for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the bank is unable to dispose of any REO property, whether through bulk sales or otherwise, prior to the end of its applicable five-year holding period and is unable to obtain an extension of the five-year holding period from the OTS, the bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In
December 2001, the bank received from the OTS an extension of the holding periods for certain of its REO properties through December 19, 2002. The following table sets forth the bank's REO at September 30, 2002, after valuation allowances of $71.3 million, by the fiscal year in which the property was acquired through foreclosure.

   Fiscal Year                          (In thousands)
   -----------                          ----------------
       1990                                $  2,065(1)
       1991                                  16,414(2)
       1995                                   3,628(2)
       2002                                   1,265
                                        ----------------
                     Total REO             $ 23,372
                                        ================

-------------------------------------------------------------------------------

(1) Includes REO with a net book value of $2.1 million, which the bank treats as equity investments for regulatory capital purposes.
(2) Includes REO, with an aggregate net book value of $20.0 million, for which the bank received an extension of the holding periods through December 19, 2002.

The bank intends to apply for further extensions of the holding periods for these properties. Failure to obtain further REO extensions could adversely affect the bank's regulatory capital ratios. The bank's ability to maintain or increase its capital levels in future periods also will be subject to general economic conditions, particularly in the bank's local markets. Adverse general economic conditions or a downturn in local real estate markets could require further additions to the bank's allowances for losses and further charge-offs.
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

The OTS has amended its capital rules to increase the amount of capital the bank will be required to maintain against certain of its residual interests. As of
September 30, 2002, the bank had $67.0 million in residual interests that, although includable in total capital at that date, would be subject to a dollar-for-dollar deduction from total capital beginning December 31, 2002 under the amendments. Of this amount, $37.3 million was already subject to a dollar-for-dollar deduction from total capital at September 30, 2002. See
"Regulatory Capital."

The following table shows actual and proforma regulatory capital ratios at
September 30, 2002 adjusted for the impact of the new rule regarding treatment of residual interests for regulatory capital purposes:

                                      Actual                     Proforma
                               ----------------------    -----------------------
 Core capital                           5.63%                        5.63%
 Tier 1 risk-based capital              7.08%                        6.97%
 Total risk-based capital              10.86%                       10.83%

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

During fiscal 2002, the bank made tax sharing payments totaling $5.7 million and dividend payments totaling $16.0 million to the Real Estate Trust. At
September 30, 2002, the Trust is due $2.2 million in tax sharing payments from the bank.

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

During fiscal 2002, the Real Estate Trust purchased through dividend reinvestment approximately 381,000 shares of common stock of Saul Centers, and as of September 30, 2002, owns approximately 3,410,000 shares representing 22.8%
of such company's outstanding common stock. As of September 30, 2002, the market value of these shares was approximately $79.2 million. Substantially all of these shares have been pledged as collateral with the Real Estate Trust's revolving credit lenders.

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
See "Item 1. Business -- Real Estate -- Investment in Saul Holdings Limited
Partnership." In fiscal 2002, the Real Estate Trust received total cash distributions of $6.5 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust's ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust's two revolving credit lenders.

In March 1998, the Trust issued $200.0 million aggregate principal amount of 9
3/4% Senior Secured Notes due 2008. These Notes are nonrecourse obligations of the Trust and are secured by a first priority perfected security interest in
8,000 shares, or 80%, of the issued and outstanding common stock of the bank, which constitute all of the bank common stock held by the Trust.

During 2002, the Real Estate Trust sold unsecured notes, with a maturity ranging from one to ten years, primarily to provide funds to repay maturing unsecured notes. During fiscal 2002, the Real Estate Trust sold notes amounting to $12.5 million at a weighted average interest rate of 9.8%. To the degree that the Real Estate Trust does not sell new unsecured notes in an amount sufficient to finance completely the scheduled repayment of outstanding unsecured notes as they mature, it will finance such repayments from other sources of funds.

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for a two-year term subject to extension for one or more additional one-year terms. In fiscal
1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. In September 1999, this facility was increased to
$50.0 million and its term was set at three years with provisions for extending the term annually. The current maturity date for this line is September 29,
2003. This facility is secured by a portion of the Real Estate Trust's ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index, and at September 30,2002, the rate was 4.75%. At
September 30, 2002, the Real Estate Trust had outstanding borrowings under the facility of $1.8 million and unrestricted availability of $48.2 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million revolving credit line with an unrelated bank. This facility was for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, 1998 and 2000, the line of credit was increased to $10.0, $20.0, and $25.0 million. In November 2002, this line was increased to $35.0 million.
The current maturity date for this line is November 15, 2004. This facility is secured by a portion of the Real Estate Trust's ownership in Saul Holdings
Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At September 30, 2002, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $25.0 million.

The maturity schedule for the Real Estate Trust's outstanding debt at September
30, 2002 for fiscal years commencing October 1, 2002 is set forth in the following table:

                             Debt Maturity Schedule
                                 (In thousands)
         --------------------------------------------------------------
                                    Notes       Notes
             Fiscal     Mortgage  Payable --  Payable --
              Year       Notes     Secured    Unsecured        Total
         ------------- --------- ----------- ----------- --------------
              2003     $ 49,298    $  1,750    $  12,351     $  63,399
              2004       10,666         --        11,762        22,428
              2005       11,452         --        10,033        21,485
              2006       98,488         --         5,806       104,294
              2007        4,582         --         4,221         8,803
           Thereafter   151,746     200,000       10,983       362,729
                       --------- ----------- ----------- --------------
             Total     $326,232    $201,750    $  55,156     $ 583,138
         --------------------------------------------------------------
Of the $326.2 million of mortgage notes outstanding at September 30, 2002,
$303.3 million was nonrecourse to the Real Estate Trust.

In August 2001, the Real Estate Trust closed three permanent loans on its three
Florida hotel properties. The loans aggregated $16.1 million, with a 7.77%
interest rate and a 10-year term. In August 2002, the Real Estate Trust paid off its construction loan on Dulles North Four with the proceeds of a $9.0 million permanent loan. The interest rate is 7.56% and the term is 10 years.

Development and Capital Expenditures

On June 29, 2000, the Real Estate Trust purchased a 6.17 acre site in the
Loudoun Tech Center, a 246-acre business park located in Loudoun County,
Virginia, for $1.1 million. The site was purchased for the purpose of developing an 81,000 square foot office/flex building known as Loudoun Tech Phase I. The cost of development was budgeted at approximately $8.4 million with financing of
$7.4 million. This loan has a five-year term, a floating interest rate and an option for one two-year renewal. Construction was completed in December 2000, and the building was placed in service in December 2001. No leases have been signed as yet.

During the quarter ended September 30, 2000, the Real Estate Trust began the development of a 100,000 square foot office/flex building located on an 8.3 acre site in Dulles North Corporate Park near other Real Estate Trust projects. The new building is known as Dulles North Four. Development costs were $10.8 million and were financed with the proceeds of a $9.5 million construction loan. The building was placed in service in April 2002. The Real Estate Trust has signed a lease with a tenant for the entire building. As noted above, the construction loan was repaid in August 2002 with the proceeds of a permanent loan.

On November 15, 2000, the Real Estate Trust purchased a 19.1 acre land parcel in
Laurel, Maryland, which contains a 105,000 square foot office/warehouse building known as Sweitzer Lane. The purchase price was $13.8 million and was financed from the Real Estate Trust's revolving credit lines. The entire building was leased to Chevy Chase under a long-term agreement. The Real Estate Trust obtained permanent loan financing in July 2001 of $10.8 million.

On December 18, 2000, the Real Estate Trust sold its 124-unit San Simeon apartment project in Dallas, Texas. The sales price was $3.1 million and the
Real Estate Trust recognized a gain of $2.2 million on the transaction. The proceeds of the sales were used to acquire a 10.7 acre parcel of land in Loudoun
County, Virginia, for $2.8 million.

On June 13, 2001, the Real Estate Trust sold a 4.79 acre section of its Circle
75 land parcel located in Atlanta, Georgia, for $3.0 million. The Real Estate
Trust recognized a gain of $2.4 million on this transaction.

On August 8, 2001, the Real Estate Trust sold Metairie Tower, a 91,000 square foot office building located in Metairie, Louisiana, for $7.2 million. The Real
Estate Trust recognized a gain of $5.2 million on this transaction.

On September 7, 2001, the Real Estate Trust sold 9.5 acres of its Commerce
Center land parcel located in Ft. Lauderdale, Florida, for approximately $2.0 million, and recognized a gain of $245,000 on the transaction.

During fiscal 2001, the Real Estate Trust also received net proceeds of $2.0 million and recognized a gain of $620,000 from the condemnation of portions of two land parcels in Colorado and Michigan.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $11.0 to $19.0 million per year for the next several years.

Banking

LIQUIDITY. The bank is required to maintain sufficient liquidity to ensure its safe and sound operation. A standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government and other specified securities to net withdrawable accounts and borrowings payable in one year or less. See "BUSINESS - Regulation - Liquidity Requirements."

The bank's primary sources of funds historically have consisted of:

o principal and interest payments on loans and mortgage-backed securities;
o savings deposits;
o sales of loans and trading securities;
o securitizations and sales of loans; and
o borrowed funds, including funds borrowed from the FHLB of Atlanta.

The bank's holdings of readily marketable securities constitute another important source of liquidity. As of September 30, 2002, the estimated remaining borrowing capacity, after market value and other adjustments, against that portion of those assets that may be pledged to the FHLB of Atlanta and various securities dealers totaled $1.5 billion. Assets available to be pledged to the
Federal Reserve Bank of Richmond totaled $648.5 million. A portion of these assets may also be available to be pledged to the FHLB of Atlanta.

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

Since 1988, the bank has securitized approximately $16.1 billion of loan receivables. At September 30, 2002, the bank continues to service $1.3 billion,
$43.4 million, $792.9 million and $40.9 million of securitized residential mortgages, home equity, automobile and home loan receivables, respectively.
Chevy Chase derives fee-based income from servicing these securitized portfolios. However, that fee-based income has been adversely affected in prior periods by increases in prepayments, delinquencies and charge-offs related to the receivables placed in these securitized pools.

The bank's securitization transactions transfer the risk of repayment on securitized assets to a trust, which holds the receivables and issues the asset-backed certificates, and ultimately the risk of repayment is transferred to the holders of those certificates. The bank retains credit risk with respect to the assets transferred to the trust only to the extent that it retains recourse based on the performance of the assets or holds certificates issued by the trust. In its securitizations, the bank typically retains a limited amount of recourse through one or more means, most often through the establishment of reserve accounts, overcollateralization of receivables or retention of subordinated asset-backed certificates. Reserve accounts are funded by initial deposits, if required, and by amounts generated by the securitized assets over and above the amount required to pay interest, defaults and other charges and fees on the investors' interests in the securitization transaction. Because amounts on deposit in the reserve accounts are at risk depending upon performance of the securitized receivables, those amounts represent recourse to the bank. At September 30, 2002 and 2001, total recourse to the bank related to securitization transactions was $40.1 million and $60.6 million, respectively.

Under the OTS low-level recourse rule in effect during fiscal year 2002, which sets capital requirements for assets sold with recourse at the lower of the applicable capital requirement or the amount of recourse retained for securitization transactions entered into before January 1, 2002, the bank maintains dollar-for-dollar capital against the securitized assets in the amount of the recourse retained up to the otherwise applicable capital requirement. The
OTS has amended its capital rules to increase the amount of capital the bank is required to maintain against certain of its residual interests for transactions that close on or after January 1, 2002. See "Regulatory Capital."

The bank securitized and sold $1.6 billion and $804.9 million of loan receivables during fiscal year 2002 and 2001, respectively. At September 30,
2002 and 2001, the bank had $1.2 billion and $528.1 million, respectively, of loan receivables held for securitization and/or sale. The proceeds from the securitization and sale of single-family residential, home equity, automobile and home loan receivables will continue to be a significant source of liquidity for the bank.

As part of its operating strategy, the bank continues to explore opportunities to sell assets and to securitize and sell mortgage, home equity, automobile and home loan receivables and automobile leases to meet liquidity and other balance sheet objectives.

The bank is also obligated under a recourse provision related to the servicing of certain of its residential mortgage loans. At each of September 30, 2002 and
2001, the recourse to the bank under this arrangement totaled $3.4 million.

The bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses. During fiscal year
2002, the bank used the cash provided by operating, investing and financing activities primarily to meet its commitments (i) to fund maturing savings certificates and deposit withdrawals of $48.6 billion, (ii) fund existing and continuing loan commitments, including real estate held for investment or sale, of $3.4 billion, (iii) purchase investments and loans of $3.3 billion, (iv) meet operating expenses, before depreciation and amortization, of $399.5 million and
(v) repayments, net of proceeds, from borrowings of $160.6 million. These commitments were funded primarily through (i) proceeds from customer deposits and sales of certificates of deposit of $48.4 billion, (ii) proceeds from sales of loans, trading securities and real estate of $3.5 billion, and (iii)
principal and interest collected on investments, loans, and securities of $3.4 billion.

The bank's commitments to extend credit at September 30, 2002 are set forth in the following table.

                                                         (In thousands)
                                                        -----------------
Commitments to originate loans....................           $   950,513
                                                        -----------------

Loans in process (collateralized loans):
  Home equity.....................................               714,191
  Real estate construction and ground.............               198,226
  Commercial......................................               324,755
                                                        -----------------
        Subtotal                                               1,237,172
                                                        -----------------
Loans in process (unsecured loans):
  Overdraft lines.................................               124,868
  Commercial......................................               390,385
                                                        -----------------
        Subtotal                                                 515,253
                                                        -----------------
Total commitments to extend credit................          $  2,702,938
                                                        =================

Based on historical experience, the bank expects to fund substantially less than the total amount of its outstanding overdraft line and home equity credit line commitments, which together accounted for 31.0% of commitments to extend credit at September 30, 2002.

At September 30, 2002, repayments of borrowed money scheduled to occur during the next 12 months were $760.7 million. Certificates of deposit maturing during the next 12 months amounted to $1.7 billion, including $76.9 million of brokered deposits. The bank expects that a significant portion of these maturing certificates of deposit will remain with the bank. In the event that deposit withdrawals are greater than anticipated, particularly among the more volatile brokered deposits, the bank may have to increase deposit interest rates or rely on alternative and potentially higher cost sources of funds in order to meet its liquidity needs.

There were no material commitments for capital expenditures at September 30,
2002.

The bank's liquidity requirements in years subsequent to fiscal year 2002 will continue to be affected both by the asset size of the bank, the growth of which may be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the bank's primary sources of funds, described above, will be sufficient to meet the bank's foreseeable liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

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

The bank's operating results historically have depended primarily on its "net interest spread," which is the difference between the rates of interest earned on its loans and securities investments and the rates of interest paid on its deposits and borrowings. In recent periods, the bank has generated significant income from loan servicing and securities activities and deposit fees. In addition to interest paid on its interest-bearing liabilities, the bank's principal expenses are operating expenses.

Fiscal 2002 Compared to Fiscal 2001

Real Estate

The Real Estate Trust recorded income before depreciation and amortization of debt expense of $0.5 million and an operating loss of $19.5 million for fiscal
2002, compared to income before depreciation and amortization of debt expense of
$18.9 million and an operating loss of $0.7 million for fiscal 2001. The decline was largely attributable to lower revenues from hotels and office and industrial properties.

Income after direct operating expenses from hotels decreased $6,154,000, or
17.6%, in fiscal 2002 from the level achieved in fiscal 2001. This decrease was the net result of $870,000 generated from two newly constructed properties, reduced by a decrease in income after expenses of $7,024,000 at the 16 hotels owned throughout both periods. The decrease in total revenue of $3,816,000 was further impacted by an increase of $2,337,000 in direct operating expenses. Room sales for fiscal 2002 decreased $4,539,000 or 6.2%, from fiscal 2001, while food and beverage sales increased $1,126,000 or 8.0%, over the prior year. For the 16 hotels owned throughout both periods, the decrease in total revenue was
$5,553,000 or 6.7%, and the increase in direct operating expense was $1,472,000 or 2.8%.

Income after direct operating expenses from office and industrial properties decreased $1,219,000, or 4.3%, in fiscal 2002 compared to such income in fiscal
2001. Gross income decreased $1,476,000, or 3.7%, in fiscal 2002, while expenses decreased $257,000, or 2.2%. The decline was largely due to increased vacancies.

Other income, which includes interest income, income from other real estate properties and miscellaneous receipts, declined by $1,033,000, or 46.2%, in fiscal 2002 due to lower interest income and the sale in fiscal 2001 of the Real
Estate Trust's only apartment project.

Land parcels and other expense decreased $41,000, or 3.5%, in fiscal 2002 primarily due to the sale of the Real Estate Trust's apartment project in fiscal
2001.

Interest expense decreased $110,000, or 0.2%, in fiscal 2002, primarily because of lower interest rates on outstanding borrowings. The average balance of outstanding borrowings increased to $578.9 million for fiscal 2002 from $560.1 million for the prior year. The change in average borrowings occurred as a result of mortgage loan refinancings and unsecured note sales. The average cost of borrowings was 8.67% in fiscal 2002 and 8.96% in fiscal 2001.

Capitalized interest decreased $282,000 49.7% during fiscal 2002 due to the lower level of development activity in the current year.

Amortization of debt expense decreased $32,000, or 3.3%, primarily due to fewer new financings completed during fiscal 2002 compared to fiscal 2001.

Depreciation increased $547,000, or 2.9%, in fiscal 2002 as a result of new income-producing properties, new tenant improvements and capital replacements.

Advisory, management and leasing fees paid to related parties increased
$690,000, or 5.9%, in fiscal 2002. The advisory fee in fiscal 2002 was $475,000 per month compared to $363,000 per month for fiscal 2001, which resulted in an aggregate increase of $1,347,000, or 30.9%. Management and leasing fees were lower by $657,000,or 8.9%, in fiscal 2002 as a result of lower gross income on which fees are based.

General and administrative expense decreased $2,024,000, or 45.1%, in fiscal
2002 principally as a result of the high level of write-offs of abandoned development costs in fiscal 2001.

Equity in earnings of unconsolidated entities reflected earnings of $9,057,000 in fiscal 2002 and earnings of $7,402,000 in fiscal 2001, an increase of
$1,655,000 or 22.4%. The improvement was due to increased period-to-period earnings of Saul Centers.

There were no property sales during fiscal 2002. Gain on sale of property was
$11,077,000 in fiscal 2001 and consisted of a $2.2 million gain on the sale of an apartment project in Texas, a gain of $5.2 million on the sale of an office project in Louisiana, and an aggregate gain of $3.7 million on the sales of land parcels in Florida, Georgia, and Maryland, and the condemnation of two land parcels in Colorado and Michigan.

Banking

OVERVIEW. The bank recorded operating income of $106.7 million for the year ended September 30, 2002, compared to operating income of $97.1 million for the year ended September 30, 2001. The increase in income in fiscal year 2002 was primarily due to an increase in servicing and securitization income of $32.0 million, a $12.2 million increase in deposit service fees and an $11.8 million decrease in the provision for loan and lease losses. Partially offsetting the increased income was a $32.2 million increase in operating expenses, a $9.2 million decrease in net interest income and a $10.3 million gain on other investment in fiscal year 2001. The bank's net income in future periods will continue to be affected by increased operating expenses associated with expansion of the bank's branch network and other areas of business and reliance on relatively higher cost sources of funding to support continued growth.

NET INTEREST INCOME. Net interest income, before the provision for loan and lease losses, decreased $9.2 million (or 2.5%) in fiscal year 2002 over fiscal year 2001. Interest income during fiscal year 2002 included $0.3 million of recorded income on non-accrual assets and restructured loans. The bank would have recorded additional interest income of $2.9 million in fiscal year 2002 if non-accrual assets and restructured loans had been current in accordance with their original terms. The bank's net interest income in future periods will continue to be adversely affected by the bank's non-performing assets. See
"Financial Condition - Asset Quality - Non-Performing Assets."

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

NET INTEREST MARGIN ANALYSIS
(DOLLARS IN THOUSANDS)

                                                                        Year Ended September 30,
                                    ------------------------------------------------------------------------------------------------
                     September 30,               2002                            2001                             2000
                                    ------------------------------  ------------------------------  -------------------------------
                        2002          Average              Yield/      Average             Yield/      Average              Yield/
                     Yield/Rate       Balances   Interest   Rate      Balances   Interest   Rate       Balances   Interest   Rate
                     -------------  ------------------------------  ------------------------------  -------------------------------
Assets:
 Interest-earning
  assets:
  Loans and leases
   receivable, net(1)      6.15%   $ 8,470,938  $541,008    6.39% $ 8,651,710  $695,441    8.04% $  7,594,852  $635,475    8.37%
  Mortgage-backed
   securities              6.17       1,233,159    74,358    6.03     1,143,471    71,685    6.27      1,187,094    74,614    6.29
  Federal funds sold
   and securities
   purchased under
   agreements to
   resell                     -          48,022       857    1.78        42,745     2,257    5.28        141,814     8,105    5.72
  Trading securities          -          47,241     2,988    6.33        40,762     2,508    6.15         18,964     1,288    6.79
  Investment
   securities              2.61          46,206     1,527    3.30        45,693     2,746    6.01         45,386     2,643    5.82
  Other interest-
   earning assets          3.09         200,286     7,372    3.68       188,484    12,260    6.50        220,134    14,763    6.71
                                    ------------ ---------          ------------ ---------          ------------- ---------
   Total                   6.06      10,045,852   628,110    6.25     10,112,865  786,897    7.78      9,208,244   736,888    8.00
                     -----------                 --------- -------               --------- -------                --------- -------

 Non-interest
  earning assets:
  Cash                                  257,790                         314,419                          294,425
  Real estate held
   for investment or
   sale                                  27,693                          44,356                           49,685
  Property and
   equipment, net                       454,282                         408,573                          328,268
  Goodwill and other
   intangible
   assets, net                           25,832                          26,381                           26,233
  Other assets                          288,983                         255,242                          243,215
                                    ------------                    ------------                    -------------
   Total assets                     $11,100,432                     $ 11,161,836                    $ 10,150,070
                                    ============                    ============                    =============

Liabilities and
  stockholders'
  equity:
 Interest-bearing
  liabilities:
  Deposit accounts:
   Demand deposits         0.22     $ 1,537,403     4,792    0.31   $ 1,311,067     7,851    0.60   $  1,212,789    10,644    0.88
   Savings deposits        0.75         974,371     9,346    0.96       883,756    13,392    1.52        942,985    17,531    1.86
   Time deposits           3.10       2,370,643    98,262    4.14     2,964,052   177,619    5.99      2,721,138   154,737    5.69
   Money market
    deposits               1.47       1,813,702    31,512    1.74     1,370,774    48,744    3.56      1,107,338    39,351    3.55
                                    ------------ ---------          ------------ ---------          ------------- ---------
   Total deposits          1.40       6,696,119   143,912    2.15     6,529,649   247,606    3.79      5,984,250   222,263    3.71
  Borrowings               4.80       2,688,025   129,274    4.81     3,076,350   175,138    5.69      2,843,834   172,137    6.05
                                    ------------ ---------          ------------ ---------          ------------- ---------
   Total liabilities       2.28       9,384,144   273,186    2.91     9,605,999   422,744    4.40      8,828,084   394,400    4.47
                     -----------                 --------- ---------             --------- ---------              --------- --------
 Non interest-
  bearing items:
  Non-interest
   bearing deposits                     845,455                         690,883                          523,882
  Other liabilities                     223,507                         250,614                          203,199
  Minority interest                     144,000                         144,000                          144,000
  Stockholders'
   equity                               503,326                         470,340                          450,905
                                    ------------                    ------------                    -------------
   Total liabilities
    and stockholders'
    equity                          $11,100,432                     $ 11,161,836                    $ 10,150,070
                                    ============                    ============                    =============

Net interest income                              $354,924                        $364,153                         $342,488
                                                 =========                       =========                        =========
Net interest
 spread (2)                                                  3.34%                          3.38%                           3.53%
                                                           =======                         =======                          =======
Net yield on
 interest-earning
 assets (3)                                                  3.53%                          3.60%                           3.72%
                                                           =======                         =======                          =======
Interest-earning
 assets to interest-
 bearing liabilities                                       107.05%                        105.28%                         104.31%
                                                           =======                         =======                          =======

(1) Includes loans held for securitization and/or sale. Interest on non-accruing loans has been included only to the extent reflected in the consolidated statements of operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans. Includes $13,489 and $6,321 of net amortized loan costs in interest income for the years ended September 30, 2002 and 2001, respectively. Net amortized loan fees for the year ended September 30, 2000 amounted to $3,847.
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

VOLUME AND RATE CHANGES IN NET INTEREST INCOME
(IN THOUSANDS)

                                                     Year Ended September 30, 2002              Year Ended September 30, 2001
                                                              Compared to                                Compared to
                                                     Year Ended September 30, 2001              Year Ended September 30, 2000
                                                          Increase (Decrease)                        Increase (Decrease)
                                                         Due to Change in (1)                        Due to Change in (1)
                                              -------------------------------------------- -----------------------------------------
                                                                                 Total                                      Total
                                                 Volume          Rate            Change       Volume          Rate         Change
                                              ------------  --------------   ------------- ------------   -----------   ------------

Interest income:
      Loans and leases (2)                    $   (14,270)  $    (140,163)   $   (154,433) $    85,786    $  (25,820)   $    59,966
      Mortgage-backed securities                    5,485          (2,812)          2,673       (2,696)         (233)        (2,929)
      Federal funds sold and securities
        purchased under agreements  to resell         250          (1,650)         (1,400)      (5,268)         (580)        (5,848)
      Trading securities                              405              75             480        1,342          (122)         1,220
      Investment securities                            31          (1,250)         (1,219)          18            85            103
      Other interest-earning assets                   724          (5,612)         (4,888)      (2,056)         (447)        (2,503)
                                              ------------  --------------   ------------- ------------   -----------   ------------
          Total interest income                    (7,375)       (151,412)       (158,787)      77,126       (27,117)        50,009
                                              ------------  --------------   ------------- ------------   -----------   ------------

Interest expense:
      Deposit accounts                              6,147        (109,841)       (103,694)      20,494         4,849         25,343
      Borrowings                                  (20,611)        (25,253)        (45,864)      13,588       (10,587)         3,001
                                              ------------  --------------   ------------- ------------   -----------   ------------
          Total interest expense                  (14,464)       (135,094)       (149,558)      34,082        (5,738)        28,344
                                              ------------  --------------   ------------- ------------   -----------   ------------

Increase (decrease) in net interest income    $     7,089   $     (16,318)   $     (9,229) $    43,044    $  (21,379)   $    21,665
                                              ============  ==============   ============= ============   ===========   ============

------------------------------------------------------------------------------------------------------------------------------------
(1)    The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)    Includes loans held for sale and/or securitization.

Interest income in fiscal year 2002 decreased $158.8 million (or 20.2%) from the level in fiscal year 2001 as a result of lower average yields and to a lesser extent, lower average balances of loans and leases receivable.

The bank's net interest spread decreased slightly to 3.34% in fiscal year 2002 from 3.38% in fiscal year 2001. A shift in the mix of consumer loans to lower yielding prime automobile loans and leases from higher yielding subprime automobile loans contributed to the decrease. An increase in the average balances of mortgage-backed securities, home equity loans and commercial loans, which was funded primarily with Federal Home Loan Bank advances and deposits partially offset the decline. Average interest-earning assets as a percentage of average interest bearing liabilities increased to 107.05% in fiscal year 2002 compared to 105.28% in fiscal year 2001.

Interest income on loans and leases, the largest category of interest-earning assets, decreased by $154.4 million from fiscal year 2001 primarily because of lower average yields and to a lesser extent, lower average balances. The average yield on the loan portfolio in fiscal year 2002 decreased 165 basis points (from
8.04% to 6.39%) from the average yield in fiscal year 2001. The average yield on single-family residential loans decreased to 5.60% during fiscal year 2002 from
6.97% during fiscal year 2001, which resulted in an $80.0 million (or 22.8%)
decrease in interest income from such loans. Also contributing to the decreased average yield on the loan and lease portfolio were decreases in the various indices on which interest rates on adjustable rate loans are based.

Lower average balances of the bank's single-family residential loans, which decreased $193.7 million (or 3.9%), also contributed to the decrease in interest income from those loans. Average balances of automobile loans and leases and construction loans decreased $210.7 million and $39.9 million, respectively, and contributed to a $50.8 million and $10.5 million decrease in interest income from those loans, respectively.

Interest income on mortgage-backed securities increased $2.7 million (or 3.7%)
primarily because of higher average balances. Offsetting the $89.7 million increase in average balances was a decrease in the average interest rates on those securities from 6.27% to 6.02%.

Interest expense on deposits decreased $103.7 million (or 41.9%) during fiscal year 2002 due to decreased average rates. The 164 basis point decrease in the average rate on deposits (from 3.79% to 2.15%) resulted from declining market interest rates, which allowed the bank to reduce the interest paid on deposits, coupled with a shift in the deposit mix towards lower cost money market and NOW deposits. During fiscal year 2002, the bank decreased its use of higher cost brokered deposits as an alternative funding source.

Interest expense on borrowings decreased $45.9 million (or 26.2%) in fiscal year
2002 from fiscal year 2001. A $395.0 million (or 17.5%) decrease in average balances on Federal Home Loan Bank advances and a 27 basis point decrease in the average rate paid on such borrowings (from 5.43% to 5.16%) resulted in a decrease of $26.5 million in interest expense. During fiscal year 2002, interest expense on securities sold under repurchase agreements decreased $13.8 million, contributing to the decrease in interest expense on borrowings, as a result of lower average rates (from 5.48% to 1.96%). A slight increase of $7.5 million in the average balance partially offset the decrease in interest expense on securities sold under repurchase agreements. .

PROVISION FOR LOAN AND LEASE LOSSES. The bank's provision for loan and lease losses decreased to $56.0 million in fiscal year 2002 from $67.9 million in fiscal year 2001. The $11.8 million decrease primarily reflected decreased charge-offs of subprime automobile loans because the bank's portfolio of these loans continues to decline as a result of the bank's prior decision to discontinue originations of these loans. See "Financial Condition - Asset
Quality - Allowances for Losses."

OTHER INCOME. Other income increased to $248.1 million in fiscal year 2002 from
$208.9 million in fiscal year 2001. The $39.2 million (or 18.8%) increase was primarily attributable to increases in servicing and securitization income of
$32.0 million and deposit service fees of $12.2 million, which were partially offset by a non-recurring gain on other investment of $10.3 million in fiscal year 2001.

Servicing and securitization income during fiscal year 2002 increased $32.0 million (or 61.3%) from fiscal year 2001, primarily as a result of gains of
$56.9 million resulting from the securitization and sale of $1.6 billion of loan receivables during fiscal year 2002 compared to gains of $27.9 million resulting from the securitization and sale of $804.9 million of loan receivables during fiscal year 2001.

Deposit servicing fees increased $12.2 million (or 12.0%) during the current year primarily due to fees generated from the continued expansion of the bank's branch and ATM networks.

Gain on other investment was $10.3 million in fiscal year 2001. The $10.3 million non-recurring gain was the result of the sale of the bank's interest in
Star Systems, Inc. to Concord EFS, Inc.

OPERATING EXPENSES. Operating expenses for fiscal year 2002 increased $32.2 million (or 7.9%) from fiscal year 2001. The increase in operating expenses is largely attributable to an increase in servicing assets amortization and other loan expenses. These expenses increased $16.3 million primarily due to write-
downs in the market value of the bank's mortgage servicing assets. Increased loan prepayments during fiscal year 2002 resulting from lower mortgage interest rates in turn resulted in increased amortization of mortgage servicing assets.
Salaries and employee benefits increased $5.6 million (or 2.8%) in fiscal year
2002. Also contributing to the increase in operating expenses was an increase in property and equipment expense of $4.5 million primarily due to land lease expense and property taxes associated with the bank's new headquarters.

Fiscal 2001 Compared to Fiscal 2000

Real Estate

The Real Estate Trust recorded income before depreciation and amortization of debt expense of $18.9 million and operating income of $0.7 million for fiscal
2001, compared to income before depreciation and amortization of debt expense of
$10.6 million and an operating loss of $4.3 million for fiscal 2000. The improvement was largely attributable to higher income after direct operating expenses for hotels and office and industrial properties, increased equity in the earnings of unconsolidated entities, and increased gains on sale of property.

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

Interest expense increased $3,726,000, or 8.0%, in fiscal 2001, primarily because of the higher level of outstanding borrowings. The average balance of outstanding borrowings increased to $560.1 million for fiscal 2001 from $513.9 million for the prior year. The change in average borrowings occurred as a result of mortgage loan refinancings and unsecured note sales. The average cost of borrowings was 8.96% in fiscal 2001 and 9.00% in fiscal 2000.

Capitalized interest decreased $606,000 or 51.5%, during fiscal 2001 due to the lower level of development activity in the current year.

Amortization of debt expense increased $328,000, or 50.1%, primarily due to new financings completed during the year.

Depreciation increased $4,291,000, or 30.0%, in fiscal 2001 as a result of the additions of new income-producing properties, new tenant improvements and capital replacements.

Advisory, management and leasing fees paid to related parties increased
$749,000, or 6.8%, in fiscal 2001. The advisory fee in fiscal 2001 was $363,000 per month compared to $349,000 per month for fiscal 2000, which resulted in an aggregate increase of $168,000, or 4.0%. Management and leasing fees were higher by $582,000, or 8.5%, in fiscal 2001 as a result of increased gross income on which fees are based.

General and administrative expense increased $683,000, or 17.9%, in fiscal 2001 as a result of the high level of write-offs of abandoned development costs.

Equity in earnings of unconsolidated entities reflected earnings of $7,402,000 in fiscal 2001 and earnings of $7,291,000 in fiscal 2000, an increase of
$111,000 or 1.5%. The improvement was due to increased period-to-period earnings of Saul Centers.

Gain on sale of property was $11,077,000 in fiscal 2001 and consisted of a $2.2 million gain on the sale of an apartment project in Texas, a gain of $5.2 million on the sale of an office project in Louisiana, and an aggregate gain of
$3.7 million on the sales of land parcels in Florida, Georgia, and Maryland, and the condemnation of two land parcels in Colorado and Michigan. Gain on sale of property was $994,000 in fiscal 2000 due to the condemnation of a small section of a land parcel in Georgia.

Banking

OVERVIEW. The bank recorded operating income of $97.1 million for the year ended
September 30, 2001, compared to operating income of $72.7 million for the year ended September 30, 2000. The increase in income in fiscal 2001 was primarily due to an increase in interest income from loans and leases of $60.0 million.
Also contributing to increased income were a $23.2 million increase in servicing and securitization income, a $10.3 million gain on other investment and $13.2 million increase in deposit service fees. Partially offsetting the increase in income were a $41.8 million increase in operating expenses, a $28.3 million increase in total interest expense and a $17.9 million increase in the provision for loan and lease losses.

NET INTEREST INCOME. Net interest income, before the provision for loan and lease losses, increased $21.7 million (or 6.3%) in fiscal year 2001 over fiscal year 2000. Included in interest income during fiscal year 2001 was $0.5 million recorded on non-accrual assets and restructured loans. The bank would have recorded additional interest income of $3.2 million in fiscal year 2001 if non-accrual assets and restructured loans had been current in accordance with their original terms. The bank's net interest income in future periods will continue to be adversely affected by the bank's non-performing assets. See
"Financial Condition - Asset Quality - Non-Performing Assets."

Interest income in fiscal year 2001 increased $50.0 million (or 6.8%) from the level in fiscal year 2000 as a result of higher average balances of loans and leases receivable, which was slightly offset by lower average yields on loans and leases receivable.

The bank's net interest spread decreased to 3.38% in fiscal year 2001 from 3.53%
in fiscal year 2000. The 15 basis point reduction in the net interest spread primarily reflected a shift in the mix of consumer loans to lower yielding prime automobile loans and leases from higher yielding subprime automobile loans.
Partially offsetting this decline was an increase in the average balances of earning assets, which was funded primarily with Federal Home Loan Bank advances and deposits. Average interest-earning assets as a percentage of average interest bearing liabilities increased slightly to 105.28% in fiscal year 2001 compared to 104.31% in fiscal year 2000.

Interest income on loans and leases, the largest category of interest-earning assets, increased by $60.0 million from fiscal year 2000 primarily because of higher average balances. Higher average balances of the bank's single-family residential loans, which increased $463.9 million (or 10.2%), resulted in a
$28.3 million (or 8.8%) increase in interest income from those loans. Average balances of automobile loans and leases, commercial loans and home equity loans increased $363.4 million, $186.2 million and $58.3 million, respectively, and contributed to a $20.4 million, $10.3 million and $2.2 million increase in interest income from those loans, respectively. Lower average yields on these loans partially offset the effects of the higher average balances.

The average yield on the loan portfolio in fiscal year 2001 decreased 33 basis points (from 8.37% to 8.04%) from the average yield in fiscal year 2000.
Contributing to the lower average yield was a decrease in the yield on automobile loans which resulted from management's decision to shift from higher yielding subprime loans which have higher risks of default to lower yielding prime automobile loans and leases with relatively lower risk of default. Average subprime automobile loans as a percentage of total automobile loans and leases declined to 24.1% during fiscal year 2001 from 29.2% during fiscal year 2000, reflecting the bank's decision in November 2000 to stop origination of subprime automobile loans. Also contributing to the decreased average yield on the loan and lease portfolio were decreases in the various indices on which interest rates on adjustable rate loans are based.

Interest income on mortgage-backed securities decreased $2.9 million (or 3.9%)
primarily because of a $43.6 million decrease in average balances.

Interest expense on deposits increased $25.3 million (or 11.4%) during fiscal year 2001 due to increased average rates and average balances. The eight basis point increase in the average rate on deposits (from 3.71% to 3.79%) resulted from a shift in the deposit mix towards higher cost certificates of deposits and money market deposits. During fiscal year 2001, the bank decreased its use of brokered deposits as an alternative funding source.

Interest expense on borrowings increased $3.0 million (or 1.7%) in fiscal year
2001 over fiscal year 2000. A $294.0 million (or 15.0%) increase in average balances on Federal Home Loan Bank advances was partially offset by a decrease in the average rate on such borrowings (from 5.68% to 5.43%) which resulted in an increase of $11.1 million in interest expense. Partially offsetting the increase in interest expense on borrowings was a decrease in the average balance of $93.6 million and average yield (from 6.08% to 5.48%) in securities sold under repurchase agreements.

PROVISION FOR LOAN AND LEASE LOSSES. The bank's provision for loan and lease losses increased to $67.9 million in fiscal year 2001 from $49.9 million in fiscal year 2000. The $17.9 million increase primarily reflected increased charge-offs as a result of the maturation of the bank's loan and lease portfolio following recent growth and a deterioration in general economic conditions. See
"Financial Condition - Asset Quality - Allowances for Losses."

OTHER INCOME. Other income increased to $208.9 million in fiscal year 2001 from
$146.4 million in fiscal year 2000. The $62.5 million (or 42.7%) increase was primarily attributable to increased servicing and securitization income of $23.2 million, deposit service fees of $13.2 million and gain on other investment of
$10.3 million.

Servicing and securitization income during fiscal year 2001 increased $23.2 million (or 80.0%) from fiscal year 2000, primarily as a result of gains of
$27.9 million resulting from the securitization and sale of $804.9 million of automobile loan receivables during year 2001.

Deposit servicing fees increased $13.2 million (or 15.0%) during the current year primarily due to fees generated from the continued expansion of the bank's branch and ATM networks.

Gain on other investment income was $10.3 million in fiscal year 2001. The $10.3 million gain was the result of a pre-tax gain of $10.3 million from the sale of the bank's interest in Star Systems, Inc. to Concord EFS, Inc.

OPERATING EXPENSES. Operating expenses for fiscal year 2001 increased $41.8 million (or 11.4%) from fiscal year 2000. The increase in operating expenses is largely attributable to an increase in servicing assets amortization and other loan expenses. These expenses increased $29.4 million primarily due to a $12.9 million write down in the market value of the bank's mortgage servicing assets as a result of increased prepayments during fiscal year 2001 resulting from lower mortgage interest rates and increased amortization of purchased and originated mortgage servicing rights acquired in the latter half of fiscal year
2000. In addition, fiscal year 2000 included a reduction in servicing assets amortization and other loan expenses as a result of a $6.3 million recovery of prior valuation adjustments recorded against the bank's mortgage servicing assets. Salaries and employee benefits increased $4.1 million (or 2.1%) in fiscal year 2001, which includes $3.0 million of expenses related to the closing of the subprime origination network in the first quarter of fiscal year 2001.
Also contributing to the increase in operating expenses was an increase in property and equipment expense of $5.5 million primarily due to increased rent expense and related property taxes associated with the addition of new deposit branches during fiscal year 2001.

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

    (a)  Report of Independent Auditors.

    (b)  Consolidated Balance Sheets - As of September 30, 2002 and 2001.

    (c)  Consolidated Statements of Operations - For the years ended September
         30, 2002, 2001 and 2000.

    (d)  Consolidated Statements of Comprehensive Income and Changes in
         Shareholders' Equity - For the years ended September 30,
         2002, 2001 and 2000.

    (e)  Consolidated Statements of Cash Flows - For the years ended September
         30, 2002, 2001 and 2000.

    (f)  Notes to Consolidated Financial Statements.

Summary financial information with respect to the bank is also included in Part
I, Item 1.

                         REPORT OF INDEPENDENT AUDITORS

TRUSTEES AND SHAREHOLDERS
B.F. SAUL REAL ESTATE INVESTMENT TRUST

We have audited the accompanying consolidated balance sheets of B.F. Saul Real
Estate Investment Trust ("the Trust") as of September 30, 2002 and 2001, and the
related consolidated statements of operations, comprehensive income and shareholders' equity and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Trust's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B.F.
Saul Real Estate Investment Trust as of September 30, 2002 and 2001, and the
consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As explained in the Notes to the financial statements, effective October 1,
2000, the Trust changed its method of accounting for derivative instruments and hedging activities.

Ernst & Young LLP
McLean, Virginia
November 15, 2002

CONSOLIDATED BALANCE SHEETS
B. F. SAUL REAL ESTATE INVESTMENT TRUST
===================================================================================================================
                                                                                                September 30
                                                                                         --------------------------
(In thousands)                                                                              2002          2001
-------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                                 (Restated)
Real Estate
Income-producing properties
    Hotel                                                                                 $  255,566    $  254,165
    Office and industrial                                                                    176,920       157,653
    Other                                                                                      2,803         2,825
                                                                                         ------------  ------------
                                                                                             435,289       414,643
    Accumulated depreciation                                                                (149,981)     (131,659)
                                                                                         ------------  ------------
                                                                                             285,308       282,984
Land parcels                                                                                  41,323        40,835
Construction in progress                                                                       2,697        15,681
Cash and cash equivalents                                                                     13,963        13,860
Note receivable and accrued interest -- related party                                          6,487         7,787
Other assets                                                                                  87,736        80,957
                                                                                         ------------  ------------
                    Total real estate assets                                                 437,514       442,104
-------------------------------------------------------------------------------------------------------------------
Banking
Cash and other deposits                                                                      318,484       354,683
Interest bearing deposits                                                                    122,252        84,385
Loans held for securitization and/or sale                                                  1,223,035       528,083
Trading securities                                                                             3,933         7,296
Investment securities (market value $46,969 and $46,181, respectively)                        46,445        45,794
Mortgage-backed securities (market value $1,057,852 and $1,489,835, respectively)          1,028,633     1,474,495
Loans and leases receivable (net of allowance for losses of $71,109 and $63,018,
 respectively                                                                              7,611,344     7,983,385
Federal Home Loan Bank stock                                                                  88,648       113,030
Real estate held for investment or sale (net of allowance for losses of $71,495
 and $85,354, respectively)                                                                   24,297        31,704
Property and equipment, net                                                                  472,417       457,995
Goodwill and other intangible assets, net                                                     24,863        26,896
Interest only strips, net                                                                     89,306        62,978
Servicing assets, net                                                                         60,430        62,434
Other assets                                                                                 155,366       179,594
                                                                                         ------------  ------------
                    Total banking assets                                                  11,269,453    11,412,752
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                             $11,706,967   $11,854,856
-------------------------------------------------------------------------------------------------------------------
LIABILITIES
Real Estate
Mortgage notes payable                                                                    $  326,232    $  331,114
Notes payable - secured                                                                      201,750       202,500
Notes payable - unsecured                                                                     55,156        50,717
Accrued dividends payable - preferred shares of beneficial interest                           12,721        19,303
Other liabilities and accrued expenses                                                        67,517        63,542
                                                                                         ------------  ------------
                    Total real estate liabilities                                            663,376       667,176
-------------------------------------------------------------------------------------------------------------------
Banking
Deposit accounts                                                                           7,437,585     7,562,470
Borrowings                                                                                   659,484       282,350
Federal Home Loan Bank advances                                                            1,702,964     2,240,598
Custodial accounts                                                                           208,805       113,456
Amounts due to banks                                                                          61,873        58,167
Other liabilities                                                                            285,400       274,713
Capital notes -- subordinated                                                                250,000       250,000
                                                                                         ------------  ------------
                    Total banking liabilities                                             10,606,111    10,781,754
-------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Minority interest held by affiliates                                                          89,007        82,538
Minority interest -- other                                                                   218,307       218,307
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                         11,576,801    11,749,775
-------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
    authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million           516           516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
    6,641,598 shares issued                                                                    6,642         6,642
Paid-in surplus                                                                               92,943        92,943
Retained earnings                                                                             71,913        48,498
Accumulated other comprehensive income (loss)                                                     --        (1,670)
                                                                                         ------------  ------------
                                                                                             172,014       146,929
Less cost of 1,814,688 common shares of beneficial interest in treasury                      (41,848)      (41,848)
                                                                                         ------------  ------------
TOTAL SHAREHOLDERS' EQUITY                                                                   130,166       105,081
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $11,706,967   $11,854,856
-------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
B. F. SAUL REAL ESTATE INVESTMENT TRUST
===================================================================================================================

                                                                               For the Year Ended September 30
                                                                           ----------------------------------------
(In thousands, except per share amounts)                                       2002         2001          2000
-------------------------------------------------------------------------------------------------------------------
REAL ESTATE                                                                              (Restated)    (Restated)
Income
Hotels                                                                       $   88,043   $  100,314    $   95,381
Office and industrial (including $5,100, $3,983 and $2,672
    of rental income from banking segment, respectively)                         38,923       40,399        34,341
Other                                                                             1,206        2,239         3,136
                                                                           ------------- ------------  ------------
Total income                                                                    128,172      142,952       132,858
-------------------------------------------------------------------------------------------------------------------
Expenses
Direct operating expenses:
    Hotels                                                                       59,204       63,578        59,436
    Office and industrial properties                                             11,593       11,852         9,635
    Land parcels and other                                                        1,140        1,181         1,309
Interest expense                                                                 50,111       50,221        46,495
Capitalized interest                                                               (287)        (569)       (1,175)
Amortization of debt expense                                                        950          982           654
Depreciation                                                                     19,147       18,600        14,309
Advisory, management and leasing fees - related parties                          12,452       11,762        11,013
General and administrative                                                        2,467        4,491         3,808
                                                                           ------------- ------------  ------------
Total expenses                                                                  156,777      162,098       145,484
-------------------------------------------------------------------------------------------------------------------
Equity in earnings of unconsolidated entities                                     9,057        7,402         7,291
Gain on sale of property                                                             --       11,077           994
-------------------------------------------------------------------------------------------------------------------
REAL ESTATE OPERATING LOSS                                                   $  (19,548)   $    (667)   $   (4,341)
-------------------------------------------------------------------------------------------------------------------
BANKING
Interest income
Loans and leases                                                             $  541,008   $  695,441    $  635,475
Mortgage-backed securities                                                       74,358       71,685        74,614
Trading securities                                                                2,988        2,508         1,288
Investment securities                                                             1,527        2,746         2,643
Other                                                                             8,229       14,517        22,868
                                                                           ------------- ------------  ------------
Total interest income                                                           628,110      786,897       736,888
-------------------------------------------------------------------------------------------------------------------
Interest expense
Deposit accounts                                                                143,912      247,606       222,263
Short-term borrowings                                                            15,401       63,225        55,977
Long-term borrowings                                                            113,873      111,913       116,160
                                                                           ------------- ------------  ------------
Total interest expense                                                          273,186      422,744       394,400
                                                                           ------------- ------------  ------------
Net interest income                                                             354,924      364,153       342,488
Provision for loan and lease losses                                             (56,015)     (67,852)      (49,930)
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan and lease losses                   298,909      296,301       292,558
-------------------------------------------------------------------------------------------------------------------
Other income
Deposit servicing fees                                                          113,640      101,482        88,253
Servicing and securitization income                                              84,160       52,169        28,991
Gain on sales of trading securities, net                                          8,264        3,104         1,533
Net unrealized holding gains (losses) on trading securities                      (2,062)       1,054            --
Gain (loss) on real estate held for investment or sale, net                         992        2,815        (1,523)
Gain on sales of loans, net                                                       4,094        4,904         1,443
Gain on other investment                                                             --       10,294            --
Other                                                                            39,019       33,092        27,706
                                                                           ------------- ------------  ------------
Total other income                                                              248,107      208,914       146,403
-------------------------------------------------------------------------------------------------------------------
Continued on following page.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
B. F. SAUL REAL ESTATE INVESTMENT TRUST
===================================================================================================================

                                                                                For the Year Ended September 30
                                                                           ----------------------------------------
(In thousands, except per share amounts)                                       2002         2001          2000
-------------------------------------------------------------------------------------------------------------------
BANKING (Continued)                                                                      (Restated)    (Restated)
Operating expenses
Salaries and employee benefits                                               $  203,004   $  197,444    $  193,378
Loan                                                                             60,117       43,819        14,441
Property and equipment (including $5,100, $3,983 and $2,672
    of rental expense paid to real estate segment, respectively)                 42,256       37,738        32,240
Marketing                                                                         7,497       11,353        11,424
Data processing                                                                  32,498       28,316        24,447
Depreciation and amortization                                                    38,710       34,197        32,434
Deposit insurance premiums                                                        1,339        1,413         2,291
Amortization of goodwill and other intangible assets                              2,034        2,205         2,519
Other                                                                            52,836       51,582        53,096
                                                                           ------------- ------------  ------------
Total operating expenses                                                        440,291      408,067       366,270
-------------------------------------------------------------------------------------------------------------------
BANKING OPERATING INCOME                                                     $  106,725   $   97,148    $   72,691
-------------------------------------------------------------------------------------------------------------------

TOTAL COMPANY
Operating income                                                             $   87,177   $   96,481    $   68,350
Income tax provision                                                             24,386       27,682        19,637
                                                                           ------------- ------------  ------------
Income before extraordinary item and minority interest                           62,791       68,799        48,713
Extraordinary item:
    Loss on early extinguishment of debt, net of taxes                               --           --          (166)
                                                                           ------------- ------------  ------------
Income before minority interest                                                  62,791       68,799        48,547
Minority interest held by affiliates                                            (10,051)      (8,842)       (5,269)
Minority interest -- other                                                      (25,313)     (25,313)      (25,313)
-------------------------------------------------------------------------------------------------------------------
TOTAL COMPANY NET INCOME                                                     $   27,427   $   34,644    $   17,965

Dividends: Real Estate Trust's perferred shares of beneficial interest           (5,418)      (5,418)       (5,418)
                                                                           ------------- ------------  ------------
NET INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                                                             $   22,009   $   29,226    $   12,547

NET INCOME PER COMMON SHARE
Income before extraordinary item and minority interest                        $   11.88    $   13.13     $    8.96
Income before minority interest                                                   11.88        13.13          8.93
Minority interest held by affiliates                                              (2.08)       (1.83)        (1.09)
Minority interest -- other                                                        (5.24)       (5.24)        (5.24)
-------------------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE                                                   $    4.56    $    6.06     $    2.60
-------------------------------------------------------------------------------------------------------------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN SHAREHOLDERS' EQUITY
B. F. SAUL REAL ESTATE INVESTMENT TRUST
===================================================================================================================

                                                                               For the Year Ended September 30
                                                                           ----------------------------------------
(Dollars in thousands)                                                         2002         2001          2000
-------------------------------------------------------------------------------------------------------------------
                                                                                         (Restated)    (Restated)

COMPREHENSIVE INCOME

Net income                                                                   $   27,427   $   34,644    $   17,965
Other comprehensive income:
    Net unrealized holding gains (losses)                                         1,670       (1,670)           (6)
-------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                   $   29,097   $   32,974    $   17,959
-------------------------------------------------------------------------------------------------------------------

CHANGES IN SHAREHOLDERS' EQUITY

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)                                   $    516     $    516      $    516
                                                                           ------------- ------------  ------------

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)                                    6,642        6,642         6,642
                                                                           ------------- ------------  ------------

PAID-IN SURPLUS
Beginning and end of period                                                      92,943       92,943        92,943
                                                                           ------------- ------------  ------------

RETAINED EARNINGS
Beginning of period                                                              48,498       18,354         7,815
Net income                                                                       27,427       34,644        17,965
Minority interest in capital contribution                                            --           --        (2,697)
Adjustments - Saul Holdings investment                                            1,406          918           689
Dividends:
    Real Estate Trust preferred shares of beneficial interest:
        Distributions payable                                                    (5,418)      (5,418)       (5,418)
                                                                           ------------- ------------  ------------
End of period                                                                    71,913       48,498        18,354
                                                                           ------------- ------------  ------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period                                                              (1,670)          --             6
Net unrealized holding gains (losses)                                             1,670       (1,670)           (6)
                                                                           ------------- ------------  ------------
End of period                                                                        --       (1,670)           --
                                                                           ------------- ------------  ------------

TREASURY SHARES
Beginning and end of period (1,814,688 shares)                                  (41,848)     (41,848)      (41,848)
-------------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                   $  130,166   $  105,081    $   76,607
-------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
B. F. SAUL REAL ESTATE INVESTMENT TRUST
============================================================================================================================

                                                                                      For the Year Ended September 30
                                                                                 -------------------------------------------
(In thousands)                                                                       2002           2001           2000
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                             (Restated)     (Restated)
Real Estate
Net loss                                                                           $  (12,777)     $    (723)    $   (3,109)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation                                                                       19,147         18,600         14,308
    Gain on sale of property                                                               --        (11,077)          (994)
    Early extinguishment of debt, net of taxes                                             --             --            166
    Increase in accounts receivable and accrued income                                 (2,633)           327           (691)
    Increase (decrease) in deferred taxes                                              (6,880)          (388)       (10,450)
    Increase (decrease) in accounts payable and accrued expenses                        1,425         (5,711)         1,892
    Amortization of debt expense                                                        1,847          1,717          1,620
    Equity in earnings of unconsolidated entities                                      (9,057)        (7,402)        (7,291)
    Dividends and tax sharing payments                                                 21,667         16,200         19,400
    Other                                                                              (5,082)        (4,572)        (2,441)
                                                                                 -------------  -------------  -------------
                                                                                        7,657          6,971         12,410
                                                                                 -------------  -------------  -------------
Banking
Net income                                                                             40,204         35,367         21,074
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Amortization of premiums, discounts and net deferred loan fees                     16,220         11,132            372
    Depreciation and amortization                                                      38,710         34,197         32,434
    Loss on retirement of fixed assets                                                  2,587             --             --
    Provision for loan and lease losses                                                56,015         67,852         49,930
    Capitalized interest on real estate under development                                  --         (2,017)        (3,786)
    Proceeds from sales of trading securities                                       1,196,001        844,637        303,499
    Net fundings of loans held for sale and/or securitization                      (2,552,061)    (1,629,837)      (708,955)
    Proceeds from sales of loans held for sale and/or securitization                2,286,369      1,485,780      1,054,025
    Gain on sales of loans                                                             (4,094)        (4,904)        (1,443)
    (Gain) Loss on sale of real estate held for sale                                   (1,040)        (6,241)        (9,257)
    Provision for losses on real estate held for investment or sale                       700          4,200          1,400
    (Gain) Loss on trading securities, net                                             (6,202)       (14,452)        (1,533)
    (Increase) decrease in interest-only strips                                       (26,328)       (30,019)       (25,333)
    (Increase) decrease in servicing assets                                             1,996         12,602        (44,577)
    Amortization of goodwill and other intangible assets                                2,042          2,214          2,530
    (Increase) decrease in other assets                                                20,854         34,388         18,766
    Increase in custodial accounts                                                     95,349         52,542         38,286
    Increase (decrease) in other liabilities                                           14,393         46,204        126,405
    Minority interest held by affiliates                                               10,051          8,842          5,269
    Minority interest - other                                                           9,750          9,750          9,750
                                                                                 -------------  -------------  -------------
                                                                                    1,201,516        962,237        868,856
                                                                                 -------------  -------------  -------------
Net cash provided by operating activities                                           1,209,173        969,208        881,266
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties                                                      (8,758)       (22,546)       (54,915)
Property acquisitions                                                                      --        (16,535)       (19,518)
Property sales                                                                          9,650         10,074          1,897
Note receivable and accrued interest -- related party
  Repayments                                                                            1,300          4,000          3,750
Equity investment in unconsolidated entities                                            3,508          2,935         (6,955)
Other                                                                                    (239)             3           (354)
                                                                                 -------------  -------------  -------------
                                                                                        5,461        (22,069)       (76,095)
                                                                                 -------------  -------------  -------------
Banking
Net proceeds from maturities of investment securities                                  45,000             --         44,000
Net proceeds from redemption of Federal Home Loan Bank stock                           84,559         58,894         11,877
Net proceeds from sales of real estate                                                 21,905         31,183         28,590
Net principal collected of loans and leases                                         1,905,232        154,920     (1,008,875)
Principal collected (disbursed) on mortgage-backed securities                         464,622        410,739        267,273
Purchases of Federal Home Loan Bank stock                                             (60,177)       (74,248)       (22,371)
Purchases of investment securities                                                    (45,717)          (119)       (45,231)
Purchases of mortgage-backed securities                                               (21,450)            --             --
Purchases of loans receivable                                                      (3,211,964)    (1,970,548)    (1,549,508)
Purchases of property and equipment                                                   (55,839)      (122,045)       (92,971)
Purchasae of Tucker Asset Management, net                                                  --         (4,177)            --
Disbursements for real estate held for investment or sale                             (10,884)        (8,723)        (9,607)
                                                                                 -------------  -------------  -------------
                                                                                     (884,713)    (1,524,124)    (2,376,823)
                                                                                 -------------  -------------  -------------
Net cash used in investing activities                                                (879,252)    (1,546,193)    (2,452,918)
----------------------------------------------------------------------------------------------------------------------------
Continued on following page.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
B. F. SAUL REAL ESTATE INVESTMENT TRUST
============================================================================================================================

                                                                                      For the Year Ended September 30
                                                                                 -------------------------------------------
(In thousands)                                                                       2002           2001           2000
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                             (Restated)     (Restated)
Real Estate
Proceeds from mortgage financing                                                   $   14,562     $   50,978     $  130,802
Principal curtailments and repayments of mortgages                                    (18,261)       (32,442)       (37,035)
Proceeds from secured note financings                                                   1,750         20,500         24,200
Repayments of secured note financings                                                  (2,500)       (18,000)       (40,200)
Proceeds from sales of unsecured notes                                                  7,601          9,310         10,246
Repayments of unsecured notes                                                          (3,162)        (6,056)        (8,905)
Costs of obtaining financings                                                          (1,005)        (1,461)        (2,651)
Dividends paid - preferred shares of beneficial interest                              (12,000)       (12,000)       (12,500)
                                                                                 -------------  -------------  -------------
                                                                                      (13,015)        10,829         63,957
                                                                                 -------------  -------------  -------------
Banking
Proceeds from customer deposits and sales of certificates of deposit               48,432,739     43,408,719     38,470,514
Customer withdrawals of deposits and payments for maturing certificates
 of deposit                                                                       (48,557,624)   (42,884,038)   (37,196,211)
Net increase in securities sold under repurchase agreements                           394,303       (258,791)      (156,943)
Capital contribution from parent                                                           --             --         22,303
Advances from the Federal Home Loan Bank                                            7,271,409     19,932,789      2,348,672
Repayments of advances from the Federal Home Loan Bank                             (7,809,043)   (19,639,162)    (2,144,889)
Net increase (decrease) in other borrowings                                           (17,169)         1,099         66,214
Cash dividends paid on preferred stock                                                 (9,750)        (9,750)        (9,750)
Cash dividends paid on common stock                                                   (20,000)       (16,000)       (16,000)
                                                                                 -------------  -------------  -------------
                                                                                     (315,135)       534,866      1,383,910
                                                                                 -------------  -------------  -------------
Net cash provided by (used in) financing activities                                  (328,150)       545,695      1,447,867
----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                    1,771        (31,290)      (123,785)
Cash and cash equivalents at beginning of year                                        452,928        484,218        608,003
                                                                                 -------------  -------------  -------------
Cash and cash equivalents at end of year                                           $  454,699     $  452,928     $  484,218
----------------------------------------------------------------------------------------------------------------------------

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
    Real Estate
        Cash and cash equivalents                                                  $   13,963     $   13,860     $   18,129
    Banking
        Cash and other deposits                                                       318,484        354,683        395,648
        Interest-bearing deposits                                                     122,252         84,385         70,441
                                                                                 -------------  -------------  -------------
    Cash and cash equivalents at end of period                                     $  454,699     $  452,928     $  484,218
----------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest (net of amount capitalized)                                       $  320,582     $  480,083     $  449,449
        Income taxes paid (refunded)                                                   19,226        (23,889)       (69,691)
        Shares of Saul Centers, Inc. common stock                                       7,988          7,878          3,770
        Transfer of Tysons Park Place to real estate segment from banking segment          --             --         37,000
    Cash received during the year from:
        Dividends on shares of Saul Centers, Inc. common stock                          4,969          4,287          3,770
        Distributions from Saul Holdings Limited Partnership                            6,527          6,527          6,527

Supplemental disclosures of noncash activities:
  Rollovers of notes payable - unsecured                                                4,880          4,022          5,335
  Loans held for sale and/or securitization exchanged for                           1,186,436        839,224        297,462
    trading securities
  Loans receivable transferred to loans held for sale and/or                        1,604,771      1,016,861        744,823
    securitization                                                                        900             --          1,260
  Loans made in connection with the sale of real estate
  Loans receivable transferred to real estate acquired in                               4,174            720          5,616
    settlement of loans
  Loans receivable exchanged for mortgage-backed                                           --        837,661          4,798
    securities held-to-maturity

----------------------------------------------------------------------------------------------------------------------------
The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

B.F. Saul Real Estate Investment Trust operates as a Maryland real estate investment trust. The principal business activities of B.F. Saul Real Estate
Investment Trust and its consolidated subsidiaries (the "Trust") are the ownership of 80% of the outstanding common stock of Chevy Chase Bank, F.S.B., whose assets accounted for 96% of the Trust's consolidated assets as of
September 30, 2002, and the ownership and development of income-producing properties. The properties are located predominantly in the mid-Atlantic and
Southeastern regions of the United States and consist principally of hotels, office projects, and undeveloped land parcels. Chevy Chase Bank, F.S.B. is a federally chartered and federally insured stock savings bank and, as such, is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and by the Federal Deposit Insurance Corporation
("FDIC"). The bank is principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and various types of consumer loans and leases and commercial loans. The bank's principal deposit market is the Washington, DC metropolitan area.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Real Estate
Trust and its subsidiaries. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results, and cash flows for two business segments: Real Estate and Banking. Entities in which the Trust holds a non-controlling interest (generally 50% or less) are accounted for on the equity method. See Note 3. All significant intercompany transactions, except as disclosed elsewhere in the financial statements, including intercompany office rental agreements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the bank are presented gross in the Consolidated Statements of Cash Flows.

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

NET INCOME PER COMMON SHARE

Net income per common share is determined by dividing net income, after deducting preferred share dividend requirements, by the weighted average number of common shares outstanding during the year. For fiscal years 2002, 2001 and
2000, the weighted average number of shares used in the calculation was
4,826,910. The Trust has no common share equivalents.

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for the years ended September 30, 2001 and 2000 to conform with the presentation used for the year ended September 30, 2002.

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

INVESTMENT IN SAUL CENTERS, INC.

The Real Estate Trust accounts for its investments in
Saul Holdings Limited Partnership and Saul Centers, Inc. on the equity method of accounting because the Trust does not have effective control of the respective entities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short-term maturity of these instruments.

Liabilities

The carrying amount of notes payable - secured approximates their fair value since most of the debt has been financed in recent periods at prevailing market interest rates. The fair value of mortgage notes payable is based on management's estimate of current market rates for its debt. At September 30,
2002, and 2001, the fair value of mortgage notes payable was $333.7 and $328.3 million. The fair value of notes payable - unsecured is based on the rates currently offered by the Real Estate Trust for similar notes. At September 30,
2002 and 2001, the fair value of notes payable - unsecured was $59.4 and $51.9 million.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED:

SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in
June 2001. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 establishes new guidance on accounting and for goodwill and other assets acquired in a business combination and reaffirms that acquired intangible assets should initially be recognized at fair value and the costs of internally developed intangible assets should be charged to expense as incurred. SFAS 142 also requires that goodwill arising in a business combination should no longer be amortized, but, instead, be subjected to impairment testing by comparing the carrying value to the fair value. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning as of the beginning of the fiscal year. The adoption of SFAS 142 on October 1, 2002, had no material effect on the Real Estate Trust.

SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets"
("SFAS 144") was issued in August 2001. SFAS 144 supersedes SFAS NO. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
be Disposed of," and the accounting and reporting provisions of APC Opinion No.
30, "Reporting the Results of Operations- Reporting the Effects of Disposal of A
Segment of A Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions.
SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement will not have a material effect on the Real Estate
Trust's financial condition or results of operations. In subsequent periods, should real estate properties be sold, they will be treated as discontinued
operations.

SFAS No. 145, "Rescission of SFAS 4,44 and 64, Amendment of SFAS 13, and
Technical Corrections" was issued in April 2002. SFAS 145 requires companies to no longer report gains and losses associated with the extinguishment of debt as a component of extraordinary gains and losses, net of tax. These gains and losses will now be required to be presented within the statement of operations in appropriate segregated line items. This statement is effective for fiscal years beginning after December 15, 2002. The adoption of this statement will not have a material effect on the Real Estate Trust's financial condition or its results of operations.

C. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - THE BANK

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

Federal Reserve Board regulations require the bank to maintain reserves in the form of cash or deposits in its account at the Federal Reserve Bank of Richmond.
The bank's average reserve requirements, before credit for vault cash, were
$44.1, $189.1 and $163.9 million during the years ended September 30, 2002, 2001 and 2000, respectively.

LOANS HELD FOR SECURITIZATION AND/OR SALE:

At September 30, 2002 and 2001, loans held for sale are composed of single-family residential loans, automobile loans and home improvement and related loans originated or purchased for sale in the secondary market and are carried at the lower of aggregate cost or aggregate market value. Single-family residential loans held for sale will either be sold or will be exchanged for mortgage-backed securities and then sold.

Gains and losses on sales of whole loans held for sale are determined using the specific identification method.

The bank periodically securitizes and sells certain pools of loan receivables in the public and private markets. Securitizations are recorded as sales. Loans held for securitization and sale are reported at the lower of aggregate cost or aggregate market value for each asset type.

U.S. GOVERNMENT AND MORTGAGE-BACKED SECURITIES:

The bank classifies its U.S. Government and mortgage-backed securities as either
"held-to-maturity," "available-for-sale" or "trading" at the time such securities are acquired. U.S. Government and mortgage-backed securities classified as "held-to-maturity" are reported at amortized cost. U.S. Government and mortgage-backed securities classified as "available-for-sale" are reported at fair value, with unrealized gains and losses, net of the related tax effect, reported as a separate component of stockholders' equity. U.S. Government and mortgage-backed securities classified as "trading" are reported at fair value, with unrealized gains and losses included in earnings. All U.S. Government securities and mortgage-backed securities are classified as held-to-maturity at
September 30, 2002 and 2001. Premiums and discounts on U.S. Government securities and mortgage-backed securities are amortized or accreted using the level-yield method. Realized gains and losses are determined using the specific identification method.

TRADING SECURITIES:

As part of its mortgage banking activities, the bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Proceeds from sales of trading securities were
$1,192.6, $848.6 and $299.9 million during the years ended September 30, 2002,
2001 and 2000, respectively. The bank realized net gains of $6.2, $14.5 and $1.5 million on the sales of trading securities for the years ended September 30,
2002, 2001 and 2000, respectively. Gains and losses on sales of trading securities are determined using the specific identification method. There were no mortgage-backed securities classified as trading securities at September 30,
2002 and 2001.

At September 30, 2001, the bank held automobile receivables-backed securities with a carrying amount of $1.2 million, which were classified as trading securities. These securities were created in conjunction with two automobile loan securitization transactions and represented subordinate classes of certificates retained by the bank. The securities were redeemed during fiscal year 2002.

At September 30, 2002 and 2001, the bank held stock in Concord EFS, Inc. with a carrying amount of $3.9 and $6.1 million, respectively, which was also classified as trading securities. The bank recognized net unrealized holding losses of $2.1 million on this investment during the year ended September 30,
2002. The bank recognized net unrealized holding gains of $1.1 million and net realized gains of $10.3 million on this investment during the year ended
September 30, 2001.

LOAN ORIGINATION AND COMMITMENT FEES:

Nonrefundable loan fees, such as origination and commitment fees, and incremental loan origination costs relating to loans originated or purchased are deferred. Net deferred fees (costs) related to loans held for investment are amortized over the life of the loan using the level-yield method. Net fees
(costs) related to loans held for sale are deferred until such time as the loan is sold, at which time the net deferred fees (costs) become a component of the gain or loss on sale.

IMPAIRED LOANS:

A loan is considered impaired when, based on all current information and events, it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the agreement, including all scheduled principal and interest payments. Loans reviewed by the bank for impairment include real estate and commercial loans and loans modified in a troubled debt restructuring. Large groups of smaller-balance homogeneous loans that have not been modified in a troubled debt restructuring are collectively evaluated for impairment, which for the bank include residential mortgage loans and other consumer loans. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, impairment may be measured based on the loan's observable market price, or, if the loan is collateral-dependent, the fair value of the collateral. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Loans for which foreclosure is probable continue to be classified as loans.

Each impaired real estate or commercial loan is evaluated individually to determine the income recognition policy. Generally, payments received are applied as a reduction of principal.

At September 30, 2002 and 2001, the bank did not have any impaired loans. The average recorded investment in impaired commercial and real estate loans for the year ended September 30, 2000 was $51,000. The bank did not recognize any interest income on its impaired loans for the years ended September 30, 2002,
2001 and 2000.

ALLOWANCES FOR LOSSES:

The allowance for loan and lease losses represents management's estimate of credit losses inherent in the bank's loan and lease portfolios as of the balance sheet date. The bank's methodology for assessing the appropriate level of the allowance consists of several key elements, which include the allocated allowance, specific allowances for identified loans and the unallocated allowance. Management reviews the adequacy of the valuation allowances on loans and leases using a variety of measures and tools including historical loss performance, delinquent status, current economic conditions, internal risk ratings and current underwriting policies and procedures.

The allocated allowance is assessed on both homogeneous and non-homogeneous loan portfolios. The range is calculated by applying loss and delinquency factors to the outstanding loan balances of these portfolios. Loss factors are based on analysis of the historical performance of each loan category and an assessment of portfolio trends and conditions, as well as specific risk factors impacting the loan and lease portfolios. Each homogeneous portfolio, such as single-family residential loans or automobile loans, is evaluated collectively.

Non-homogeneous type loans, such as business banking loans and real estate banking loans, are analyzed and segregated by risk according to the bank's internal risk rating system. These loans are reviewed by the bank's credit and loan review groups on an individual loan basis to assign a risk rating. Industry loss factors are applied based on the risk rating assigned to the loan. Industry loss factors are used because of the bank's lack of history in these portfolios.
A specific allowance may be assigned to non-homogeneous type loans that have been individually determined to be impaired. Any specific allowance considers all available evidence including, as appropriate, the present value of payments expected to be received or, for loans that are solely dependent on collateral for repayment, the estimated fair value of the collateral.

The unallocated allowance is based upon management's evaluation and judgment of various conditions that are not directly measured in the determination of the allocated and specific allowances. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the key lending areas of the bank, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, regulatory examination results and findings of the bank's internal credit evaluations.

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

REAL ESTATE HELD FOR INVESTMENT OR SALE:

REAL ESTATE HELD FOR INVESTMENT:

At September 30, 2002 and 2001, real estate held for investment consists of developed land owned by one of the bank's subsidiaries. Real estate held for investment is carried at the lower of cost or net realizable value. See Note 14.

 REAL ESTATE HELD FOR SALE:

Real estate held for sale consists of real estate acquired in settlement of loans ("REO") and is carried at the lower of cost or fair value (less estimated selling costs). Costs relating to the development and improvement of property, including interest, are capitalized, whereas costs relating to the holding of property are expensed. The bank did not capitalize interest during the year ended September 30, 2002 because development was substantially complete.
Capitalized interest amounted to $2.0 and $3.8 million for the years ended
September 30, 2001 and 2000, respectively.

PROPERTY AND EQUIPMENT:

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method, which allocates the cost of the applicable assets over their estimated useful lives. Major improvements and alterations to office premises and leaseholds are capitalized. Leasehold improvements are amortized over the shorter of the terms of the respective leases (including renewal options that are expected to be exercised) or 20 years. Maintenance and repairs are charged to operating expenses as incurred. Capitalized interest amounted to $4.7 and
$2.1 million during the years ended September 30, 2001 and 2000, respectively, and was primarily related to the bank's new headquarters building that was placed in service on October 1, 2002.

GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill is stated net of accumulated amortization and is being amortized using the straight-line method over 15 years. At September 30, 2002 and 2001, goodwill totaled $23.7 and $25.0 million, respectively. In February 2001, the bank purchased an investment management firm and recorded $4.2 million of goodwill.
The acquisition was accounted for using the purchase method and the operating results have been included in the bank's Consolidated Statements of Operations since the date of acquisition.

The premium attributable to the value of home equity relationships related to certain home equity loans purchased in fiscal 1999, amounting to $1.1 and $1.9 million at September 30, 2002 and 2001, respectively, is included in goodwill and other intangible assets in the Consolidated Balance Sheets. The bank did not purchase any home equity loans in fiscal 2002 and 2001. This premium is being amortized over the estimated term of the underlying relationships.

Accumulated amortization of goodwill and other intangible assets was $53.6 and
$51.5 million at September 30, 2002 and 2001, respectively.

SERVICING ASSETS:

Servicing assets are recorded when purchased and in conjunction with loan sales and securitization transactions. Servicing assets, which are stated net of accumulated amortization, are amortized in proportion to the remaining net servicing revenues estimated to be generated by the underlying loans.

The bank periodically evaluates its servicing assets for impairment based upon fair value. For purposes of evaluating impairment, the bank stratifies its servicing assets taking into consideration relevant risk characteristics including loan type and note rate. The fair value of servicing assets is estimated using projected cash flows, adjusted for the effects of anticipated prepayments, using a market discount rate. To the extent the carrying value of servicing assets exceeds the fair value of such assets, a valuation allowance is recorded. See Note 15.

INTEREST-ONLY STRIPS RECEIVABLE:

Interest-only strips receivable capitalized in the years ended September 30,
2002 and 2001 amounted to $68.6 and $55.2 million, respectively, and were related to the securitization and sale of loan receivables.

The bank accounts for its interest-only strips receivable as trading securities and, accordingly, carries them at fair value. The bank estimates the fair value of the interest-only strips receivable on a discounted cash flow basis using market based discount and prepayment rates. The fair value adjustments for interest-only strips receivable are included in servicing and securitization income. The fair value adjustments amounted to a net loss of $7.2 and $11.5 million in fiscal years 2002 and 2001, respectively, and a net gain of $2.8 million in fiscal year 2000.

Interest income on interest-only strips receivable is recognized using the effective yield method over the estimated lives of the underlying loans. The bank uses certain assumptions to calculate the carrying values of the interest-only strips receivable, mainly estimates of prepayment speeds, credit losses and interest rates, which are beyond the control of the bank. To the extent actual results differ from the assumptions, the carrying values are adjusted accordingly. See Note 16.

DERIVATIVE FINANCIAL INSTRUMENTS:

The bank uses various strategies to minimize interest-rate risk with respect to its mortgage banking activities. At September 30, 2002 and 2001 all derivatives are recorded on the balance sheet at their fair market value. At September 30,
2000 derivatives were recorded at their amortized cost.

ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS:

The bank adopted Financial Accounting Standards Board ("FASB") Statement of
Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS 133") effective October 1, 2000. SFAS
133 was amended by SFAS No. 137, "Accounting for Derivative Instruments and
Hedging Activities - Deferral of Effective Date of Financial Accounting
Standards Board Statement No. 133" ("SFAS 137") and SFAS No. 138, "Accounting
for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 138"). SFAS 133, as amended by SFAS 137 and
SFAS 138, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivative instruments as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative, its hedge designation and whether the hedge is effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. On October 1, 2000, the bank recorded an after tax loss of $476,000 in Other Comprehensive Income representing its transition adjustment from the adoption of these standards.

On July 1, 2002, the bank implemented FASB implementation guidance regarding the application of SFAS 133, which requires that interest rate locks ("IRL") on mortgage loans originated for sale be treated as derivatives. The IRLs are treated as free standing derivatives with changes in fair value recorded in the income statement and reported on the balance sheet. In connection with this change, the bank's forward sale commitments were re-designated from cash flow hedges to fair value hedges or non-designated hedge relationships. The net income statement impact of the change was $80,000, net of tax. The net impact on
Other Comprehensive Income was $1.2 million.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities" - a replacement of SFAS No. 125," ("SFAS 140")
was issued in September 2000. SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under SFAS 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 140 was effective for transfers after March 31, 2001, except that the effective date for the isolation standards was suspended for financial institutions until January
1, 2002, and was effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not have a material impact on the bank's financial condition or results of operations.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED:

SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in
June 2001. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 establishes new guidance on accounting for goodwill and other assets acquired in a business combination and reaffirms that acquired intangible assets should initially be recognized at fair value and the costs of internally developed intangible assets should be charged to expense as incurred. SFAS 142 also requires that goodwill arising in a business combination should no longer be amortized, but, instead, be subjected to impairment testing. An impairment loss is recognized if fair value is less than the carrying amount. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of the fiscal year. At October 1, 2002, the fair value of the goodwill recorded on the bank's balance sheet exceeded its carrying value.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets"
("SFAS 144") was issued in August 2001. SFAS 144 supersedes SFAS No. 121,
"Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No.
30, "Reporting the Results of Operations - Reporting the Effects of Disposal of
a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions.
SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement will not have a material effect on the bank's financial condition or results of operations.

1. RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS - THE TRUST

On July 31, 2002, the Trust filed a Current Report on Form 8-K stating that, as a result of its internal accounting review, the Bank had determined that its net income had been inadvertently overstated in prior periods due to certain accounting errors involving interest-only strips receivable related to the
Bank's automobile loan securitizations.

In addition, as part of the restatement process, the Trust determined that shareholders' equity was understated and net income was overstated related to it investments in Saul Holdings Limited Partnership ("Saul Holdings") and Saul
Centers, Inc ("Saul Centers"), respectively, and accordingly changed its accounting treatment related to these investments.

As a result, the Trust has restated its financial results and financial position for the fiscal years ended September 30, 2000 and 2001. The restated amounts include primarily adjustments for securitizations and the investments in Saul
Holdings and Saul Centers, but also include certain other revisions. The restatements reduced previously reported net income by approximately $4.4 million ($3.8 million related to securitizations and $0.6 million related to the
Saul Centers investment and other adjustments), from $22.4 million to $18.0 million for fiscal year 2000. The restatements reduced previously reported net income by approximately $9.0 million ($8.5 million related to securitizations and $0.5 million related primarily to the Saul Centers investment), from $43.6 million to $34.6 million for fiscal year 2001. Shareholders' Equity increased
$68.0 million from $8.6 million previously reported to $76.6 million at
September 30, 2000 and increased $59.9 million from $45.2 million previously reported to $105.1 million at September 30, 2001, as a result of the Saul
Holdings investment adjustments offset by the adjustments described above.

The other revisions impacted certain previously reported asset and liability accounts. Real Estate assets were reduced due to a decrease in the carrying value of the investment in Saul Centers. Banking assets and liabilities increased primarily as a result of the reclassification of certain assets that were netted within Other liabilities. The liability related to the Deferred Gain
- Real Estate was reclassified to Equity, net of tax. Other Real Estate liabilities increased as a result of the tax effect of that adjustment.
See Note 3.

The following is a summary of the effects of the restatement, which includes the effect of certain reclassifications.

                                                              September 30, 2001
                                               -----------------------------------------------
                                                     As Reported             As Restated
                                               ------------------------ ----------------------
Assets
Real Estate
      Real estate, cash and notes receivable                 $ 361,147              $ 361,147
      Other assets                                              86,983                 80,957
                                               ------------------------ ----------------------
      Total real estate assets                               $ 448,130              $ 442,104

Banking
      Cash                                                   $ 409,995              $ 439,068
      Loans held for securitzation and/or sale                 528,083                528,083
      Mortgage-backed and other securities                   1,526,979              1,527,585
      Loans and leases receivable, net                       8,018,495              7,983,385
      Property and equipment, net                              437,795                457,995
      Interest-only strips receivable, net                      47,146                 62,978
      Other                                                    419,973                413,658
                                               ------------------------ ----------------------
      Total banking assets                                $ 11,388,466           $ 11,412,752
                                               ------------------------ ----------------------
Total assets                                              $ 11,836,596           $ 11,854,856
                                               ======================== ======================

Liabilities
Real Estate
      Debt and accrued dividends payable                     $ 598,270              $ 598,270
      Deferred gains-real estate                               113,045                      -
      Other                                                     36,874                 68,906
                                               ------------------------ ----------------------
      Total real estate liabilities                          $ 748,189              $ 667,176
                                               ------------------------ ----------------------

Banking
      Deposit accounts                                     $ 7,562,470            $ 7,562,470
      Borrowings                                             2,522,948              2,522,948
      Other                                                    403,190                446,336
      Capital notes- subordinated                              250,000                250,000
                                               ------------------------ ----------------------
      Total banking liabilities                           $ 10,738,608           $ 10,781,754
                                               ------------------------ ----------------------

      Minority interest held by affiliates                      86,310                 82,538
      Minority interest- other                                 218,307                218,307
                                               ------------------------ ----------------------
Total liabilities                                         $ 11,791,414           $ 11,749,775
                                               ------------------------ ----------------------

Shareholders' equity                                          $ 45,182              $ 105,081
                                               ------------------------ ----------------------

Total liabilities and shareholders' equity                $ 11,836,596           $ 11,854,856
                                               ======================== ======================

                                                        Year ended September 30, 2001               Year ended September 30, 2000
                                               ----------------------------------------------- -------------------------------------
                                                     As Reported             As Restated          As Reported        As Restated
                                               ------------------------ ---------------------- ------------------- -----------------
Real Estate
Income                                                       $ 142,952              $ 142,952           $ 132,858         $ 132,858
Expense                                                        161,802                162,098             145,484           145,484
Equity earnings-unconsolidated subsidiary                        8,314                  7,402               7,711             7,291
Gain on sale of properties                                      11,077                 11,077                 994               994
                                               ------------------------ ---------------------- ------------------- -----------------
Real estate operating income (loss)                              $ 541                 $ (667)           $ (3,921)         $ (4,341)
                                               ------------------------ ---------------------- ------------------- -----------------

Banking

Net interest income:
Interest income                                         $      786,855          $     786,897       $     736,659       $    736,888
Interest expense                                               422,744                422,744             394,400            394,400
                                               ------------------------ ---------------------- ------------------- -----------------
    Net interest income                                        364,111                364,153             342,259            342,488
Provision for loan and lease losses                             67,852                 67,852              49,930             49,930
                                               ------------------------ ---------------------- ------------------- -----------------
    Net interest income after provision
     for loan and lease losses                                 296,259                296,301             292,329            292,558
                                               ------------------------ ---------------------- ------------------- -----------------

Other income:

Servicing and securitization income                             69,792                 52,169              38,441            28,991
Deposit servicing fees                                         101,482                101,482              88,253            88,253
Gain on trading securities, net                                  3,954                  3,104               1,490             1,533
Net unrealized holding gain on trading
 securities                                                        448                  1,054                   -                 -
Gain (loss) on real estate held for
 investment or sale, net                                         2,815                  2,815              (1,523)           (1,523)
Gain on sales of loans, net                                      4,904                  4,904               1,486             1,443
Gain on other investment                                        10,294                 10,294                   -                 -
Other                                                           32,242                 33,092              26,112            27,706
                                               ------------------------ ---------------------- ------------------- -----------------
    Total other income                                         225,931                208,914             154,259           146,403
                                               ------------------------ ---------------------- ------------------- -----------------

OPERATING EXPENSES
      Salaries and employee benefits                           198,480                197,444             193,204           193,378
      Marketing expenses                                        11,353                 11,353              11,424            11,424
      Other operating expenses                                 198,064                199,270             160,688           161,468
                                               ------------------------ ---------------------- ------------------- -----------------
      Total operating expenses                                 407,897                408,067             365,316           366,270
                                               ------------------------ ---------------------- ------------------- -----------------

      Banking operating income                                 114,293                 97,148              81,272            72,691
                                               ------------------------ ---------------------- ------------------- -----------------

Total Trust
      Operating income                                         114,834                 96,481              77,351            68,350
      Income tax provision                                      34,963                 27,682              23,217            19,637
                                               ------------------------ ---------------------- ------------------- -----------------
      Income before extraordinary items and                     79,871                 68,799              54,134            48,713
      minority interest
      Extraordinary item- early extinguishment                       -                      -                (166)             (166)
      of debt
      Minority interest- affiliates                            (10,899)                (8,842)             (6,298)           (5,269)
      Minority interest- other                                 (25,313)               (25,313)            (25,313)          (25,313)
                                               ------------------------ ---------------------- ------------------- -----------------
Total Trust Net Income                                        $ 43,659               $ 34,644            $ 22,357          $ 17,965

Dividends: Real Estate Trust's perferred shares
 of beneficial interest                                         (5,418)                (5,418)             (5,418)            (5,418)
                                               ------------------------ ---------------------- ------------------- -----------------

Net Income Available to Common Shareholders                   $ 38,241               $ 29,226            $ 16,939          $ 12,547

Comprehensive Income
      Trust Net Income                                        $ 43,659               $ 34,644            $ 22,357          $ 17,965
      Other Comprehensive Income (Loss)                         (1,670)                (1,670)                 (6)               (6)
                                               ------------------------ ---------------------- ------------------- -----------------
Total Comprehensive Income                                    $ 41,989               $ 32,974            $ 22,351          $ 17,959
                                               ======================== ====================== =================== =================

NET INCOME PER COMMON SHARE
Income before extraordinary items and
 minority interest                                           $   15.42              $   13.13           $   10.09         $    8.96
Income before minority interest                                  15.42                  13.13               10.05              8.93
Minority interest held by affiliates                             (2.26)                 (1.83)              (1.30)            (1.09)
Minority interest -- other                                       (5.24)                 (5.24)              (5.24)            (5.24)
                                               ------------------------ ---------------------- ------------------- -----------------
NET INCOME PER COMMON SHARE                                  $    7.92              $    6.06           $    3.51         $    2.60
                                               ======================== ====================== =================== =================

2. LIQUIDITY AND CAPITAL RESOURCES - REAL ESTATE TRUST

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

During fiscal 2002, 2001 and 2000, the bank made tax sharing payments totaling
$5.7, $3.4 and $6.6 million to the Real Estate Trust. During fiscal 2002, 2001 and 2000, the bank made dividend payments totaling $16.0, $12.8 and $12.8 million to the Real Estate Trust.

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

3. SAUL HOLDINGS LIMITED PARTNERSHIP - REAL ESTATE TRUST

In fiscal 1993, the Real Estate Trust entered into a series of transactions undertaken in connection with an initial public offering of common stock of a newly organized corporation, Saul Centers, Inc. The Real Estate Trust transferred its 22 shopping centers and one of its office properties together with the debt associated with such properties to a newly formed partnership,
Saul Holdings, in which as of September 30, 2002, the Real Estate Trust owns
(directly or through one of its wholly owned subsidiaries) a 20.8% interest, other entities affiliated with the Real Estate Trust own a 4.9% interest, and
Saul Centers owns a 74.3% interest. Certain officers and trustees of the Trust are also officers and/or directors of Saul Centers.

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
At September 30, 2002, the maximum potential obligations of the Real Estate
Trust and its subsidiaries under this agreement totaled approximately $115.5 million.

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

Immediately subsequent to the business combination and initial public offering of common stock by Saul Centers, Saul Centers had total owners' equity of approximately $16.4 million of which approximately $3.5 million related to the
Real Estate Trust's original 21.5% ownership interest. As described in Note 1, the Trust financial statements were restated to recognize the change in its investment in the properties of approximately $107.8 million in accordance with
Staff Accounting Bulletin No. 51, and has been recorded as a direct increase in the Trust's shareholders' equity, net of tax. Previously, such amounts had been recorded as a deferred gain. Changes in the Real Estate Trust's equity investment balance resulting from capital transactions of the investee are recognized directly in the Trust's shareholders' equity in the accompanying financial statements.

The management of Saul Centers has adopted a strategy of maintaining a ratio of total debt to total asset value, as estimated by management, of fifty percent or less. The management of Saul Centers has concluded at September 30, 2002, that the total debt of Saul Centers remains below fifty percent of total asset value.
As a result, the management of the Real Estate Trust has concluded that fundings under the reimbursement agreement are remote.

As of September 30, 2002, the Real Estate Trust's investment in the consolidated entities of Saul Centers, which is accounted for under the equity method, consisted of the following.

     (In thousands)
     -------------------------------------------------------------------
     Saul Holdings:
       Investment in partnership units                          $11,371
       Distributions in excess of allocated net income          (15,724)

     Saul Centers:
       Investment in common shares                               58,628
       Distributions in excess of allocated net income          (10,735)
                                                           -------------

     Total                                                     $ 43,540
                                                           =============

The $43.5 million balance is included in "Other assets" in the financial statements.

The Trust's investment in Saul Centers exceeded the underlying book value of the investment by $55.0 million at September 30, 2002. This amount is being amortized over the useful life of the underlying real estate assets.

As of September 30, 2002, the Real Estate Trust, through its partnership interest in Saul Holdings of 20.8% and its ownership of common shares of Saul
Centers of 22.8% (market value of $79.2 million at September 30, 2002), effectively owns 37.7% of the consolidated entities of Saul Centers.
Substantially all of these shares and/or units have been deposited as collateral for the Trust's revolving lines of credit. See Note 5.

The unaudited Condensed Consolidated Balance Sheet as of September 30, 2002 and
2001, and the unaudited Condensed Consolidated Statements of Operations for the
years ended September 30, 2002, 2001 and 2000 of Saul Centers follow.

Saul Centers, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
                                                        September 30,
                                                -----------------------------
(In thousands)                                       2002           2001
----------------------------------------------- -------------- --------------
Assets
    Real estate investments                         $ 487,945      $ 426,520
    Accumulated depreciation                         (146,875)      (133,938)
    Other assets                                       37,586         49,855
                                                -------------- --------------
Total assets                                        $ 378,656      $ 342,437
                                                ============== ==============

Liabilities and stockholders' deficit
    Notes payable                                   $ 377,269      $ 350,247
    Other liabilities                                  19,022         19,118
                                                -------------- --------------
    Total liabilities                                 396,291        369,365
    Total stockholders' deficit                       (17,635)       (26,928)
                                                -------------- --------------
Total liabilities and stockholders' deficit         $ 378,656      $ 342,437
                                                ============== ==============

Saul Centers, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)                                           For the Twelve Months
                                                      Ended September 30
                                                -----------------------------
(In thousands)                                    2002       2001      2000
----------------------------------------------- --------  --------- ---------
Revenue
    Base rent                                   $73,893    $68,823    $62,763
    Other revenue                                18,182     15,775     14,754
                                                --------  --------- ---------
Total revenue                                    92,075     84,598     77,517
                                                --------  --------- ---------

Expenses
    Operating expenses                           17,752     16,021     14,741
    Interest expense                             24,927     24,898     23,529
    Amortization of deferred debt expense           655        543        434
    Depreciation and amortization                17,468     15,259     12,817
    General and administrative                    5,226      4,074      3,871
                                                --------  --------- ---------
Total expenses                                   66,028     60,795     55,392
                                                --------  --------- ---------

Operating income                                 26,047     23,803     22,125
Non-operating item
    Gain on sale of property                      1,426        --         553
                                                --------  --------- ---------
Net income before minority interest              27,473     23,803     22,678
Minority interest                                (8,069)    (8,069)    (8,068)
                                                --------  --------- ---------
Net income                                      $19,404    $15,734    $14,610
                                                ========  ========= =========

4. INVESTMENT PROPERTIES - REAL ESTATE TRUST

The following table summarizes the cost basis of income-producing properties and land parcels together with their related debt.

(Dollars in                               Buildings and               Related
  thousands)            No.      Land      Improvements    Total        Debt
- ---------------------- ------  --------- --------------- ----------  ----------

September 30, 2002:
Income-producing
 properties
  Hotels                  18    $18,684        $236,882   $255,566    $166,650
  Office and industrial   13     14,786         162,134    176,920     160,846
  Other                    4      2,803              --      2,803          --
                       ------  --------- --------------- ----------  ----------
                          35    $36,273        $399,016   $435,289    $327,496 (1)
                       ======  ========= =============== ==========  ==========

Land Parcels              10    $41,323        $     --   $ 41,323    $     --
                       ======  ========= =============== ==========  ==========

(1) Amount includes $326.2 million mortgage notes payable and $1.3 million capital leases.

September 30, 2001:
Income-producing
 properties
  Hotels                  18    $18,684        $235,481   $254,165    $171,477
  Office and industrial   11     11,503         146,150    157,653     152,866
  Other                    4      2,825              --      2,825          --
                       ------  --------- --------------- ----------  ----------
                          33    $33,012        $381,631   $414,643    $324,343 (2)
                       ======  ========= =============== ==========  ==========

Land Parcels              10    $40,835        $     --   $ 40,835    $     --
                       ======  ========= =============== ==========  ==========

(2) Amount includes $322.8 million mortgage notes payable and $1.5 million capital leases.

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

On August 8, 2001, the Real Estate Trust sold Metairie Tower, a 91,000 square foot office building located in Metairie, Louisiana, for $7.2 million. The Real
Estate Trust recognized a gain of $5.2 million on this transaction.

On September 7, 2001, the Real Estate Trust sold 9.5 acres of its Commerce
Center land parcel located in Ft. Lauderdale, Florida, for approximately $2.0 million, and recognized a gain of $245,000 on the transaction.

During fiscal 2001, the Real Estate Trust also received net proceeds of $2.0 million and recognized a gain of $620,000 from the condemnation of portions of two land parcels in Colorado and Michigan.

5. DEBT - REAL ESTATE TRUST

Mortgage notes payable are secured by various income-producing properties, land parcels, and properties under construction. Almost all mortgage notes are payable in monthly installments, have maturity dates ranging to 2021 and accrue interest at annual rates from 4.9% to 10.0%. Certain mortgages contain a number of restrictions, including cross default provisions.

Notes payable - unsecured includes notes which have been sold by the Real Estate
Trust directly to investors at varying interest rates with maturities of one to ten years. These notes do not contain any provisions for conversion, sinking fund or amortization, but are subject to a provision permitting the Real Estate
Trust to call them prior to maturity. The weighted average interest rates were
9.8% and 10.1% at September 30, 2002 and 2001. During fiscal 2002 and 2001, the
Real Estate Trust sold notes amounting to approximately $7.6 and $9.3 million.

In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of 9 3/4% Senior Secured Notes. These Notes are nonrecourse obligations of the Real Estate Trust and are secured by a first priority perfected security interest in 8,000 shares, or 80%, of the issued and outstanding common stock of the bank, which constitute all of the bank common stock held by the Real Estate
Trust.

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for an initial two-year period subject to extension for one or more additional one-year terms.
In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. In September 1999, this facility was increased to
$50.0 million and its term was set at three years with provisions for extending the term annually. The current maturity date for this line is September 29,
2003. This facility is secured by a portion of the Real Estate Trust's ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At September 30, 2002, the Real Estate Trust had borrowings under the facility of $1.8 million and unrestricted availability of
$48.2 million. At September 30, 2002 the interest rate under this facility was
4.75%.

In fiscal 1996, the Real Estate Trust established an $8.0 million revolving credit line with an unrelated bank, secured by a portion of the Real Estate
Trust's ownership interest in Saul Holdings Partnership. This facility was initially for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, 1998 and 2000, the line of credit was increased to $10.0, $20.0 and $25.0 million. The current maturity date for this line is November 15, 2004. Interest is computed by reference to a floating rate index. At September 30, 2002, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $25.0 million. At
September 30, 2002 the interest rate under this facility was 4.75%.

The maturity schedule for the Real Estate Trust's outstanding debt at September
30, 2002 for the fiscal years commencing October 1, 2002 is set forth in the following table.

                             Debt Maturity Schedule
                                 (In thousands)
         --------------------------------------------------------------
                                    Notes       Notes
             Fiscal     Mortgage  Payable --  Payable --
              Year       Notes     Secured    Unsecured        Total
         ------------- --------- ----------- ----------- --------------
              2003     $ 49,298    $  1,750    $  12,351     $  63,399
              2004       10,666         --        11,762        22,428
              2005       11,452         --        10,033        21,485
              2006       98,488         --         5,806       104,294
              2007        4,582         --         4,221         8,803
           Thereafter   151,746     200,000       10,983       362,729
                       --------- ----------- ----------- --------------
             Total     $326,232    $201,750    $  55,156     $ 583,138
         --------------------------------------------------------------
Of the $326.2 million of mortgage notes outstanding at September 30, 2002,
$303.3 million was nonrecourse to the Real Estate Trust.

6. LONG-TERM LEASE OBLIGATIONS - REAL ESTATE TRUST

The Real Estate Trust has no minimum future rental commitments and no long term leases.

7. INCOME FROM COMMERCIAL PROPERTIES - REAL ESTATE TRUST

Income from commercial properties includes minimum rent arising from noncancelable commercial leases. Minimum rent for fiscal years 2002, 2001, and
2000 amounted to $34.9, $37.0 and $32.1 million. Future minimum rentals as of
September 30, 2002 under noncancelable leases are as follows:

            Fiscal Year                                   (In thousands)
            ------------------------------------------------------------
                 2003                                          $ 32,530
                 2004                                            28,614
                 2005                                            24,827
                 2006                                            20,200
                 2007                                            15,547
              Thereafter                                         58,100
                                                             -----------
                Total                                          $179,818
            ------------------------------------------------------------

8. TRANSACTIONS WITH RELATED PARTIES - REAL ESTATE TRUST

TRANSACTIONS WITH B. F. SAUL COMPANY AND ITS SUBSIDIARIES

The Real Estate Trust is managed by B. F. Saul Advisory Company, L.L.C., formerly B. F. Saul Advisory Company, (the "Advisor"), a wholly-owned subsidiary of B. F. Saul Company ("Saul Co."). All of the Real Estate Trust officers and four Trustees of the Trust are also officers and/or directors of Saul Co. The
Advisor is paid a fixed monthly fee which is subject to annual review by the
Trustees. The monthly fee was $475,000 during fiscal 2002, $363,000 during fiscal 2001, and $349,000 during fiscal 2000. The advisory contract has been extended until September 30, 2003, and will continue thereafter unless canceled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

Saul Co. and B.F. Saul Property Company ("Saul Property Co."), formerly known as
Franklin Property Company, a wholly-owned subsidiary of Saul Co., provide services to the Real Estate Trust through commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. Fees paid to Saul Co. and
Saul Property Co. amounted to $6.8, $7.4 and $6.8 million in fiscal 2002, 2001 and 2000.

The Real Estate Trust reimburses the Advisor and Saul Property Co. for costs and expenses incurred on behalf of the Real Estate Trust, in-house legal expenses, and for all travel expenses incurred in connection with the affairs of the Real
Estate Trust.

The Real Estate Trust currently pays the Advisor fees equal to 2% of the principal amount of the unsecured notes as they are issued to offset its costs of administering the program. These payments amounted to $183,000, $93,000 and
$102,000 in fiscal 2002, 2001 and 2000.

A subsidiary of Saul Co. is a general insurance agency which receives commissions and countersignature fees in connection with the Real Estate Trust's insurance program. Such commissions and fees amounted to approximately $196,000,
$171,000 and $200,000 in fiscal 2002, 2001 and 2000.

At October 1, 1999, the Real Estate Trust had an unsecured note receivable from the Saul Co. with an outstanding balance of $13.8 million. During fiscal 2002,
2001 and 2000, curtails of $1.3, $4.0 and $3.8 million were paid by the Saul Co.
Interest on the loans is computed by reference to a floating rate index. At
September 30, 2002, the total due the Real Estate Trust was $6.5 million.
Interest accrued on these loans amounted to $0.3, $0.7 and $1.1 million during fiscal 2002, 2001 and 2000.

REMUNERATION OF TRUSTEES AND OFFICERS

For fiscal years 2002, 2001, and 2000, the Real Estate Trust paid the Trustees approximately $95,000, $94,000 and $94,000 for their services. No compensation was paid to the officers of the Real Estate Trust for acting as such; however, one Trustee was paid by the bank for his services as Chairman and Chief
Executive Officer of the bank, and four received payments for their services as directors of the bank. Four of the Trustees and all of the officers of the Real
Estate Trust receive compensation from Saul Co. as directors and/or officers.

SAUL HOLDINGS LIMITED PARTNERSHIP AND SAUL CENTERS, INC.

The Real Estate Trust accounts for these investments under the equity method.
The Real Estate Trust's share of earnings for fiscal 2002, 2001 and 2000 was
$9.1, $7.4 and $7.3 million. See Note 3.

OTHER TRANSACTIONS

The Real Estate Trust leases space to the bank and Saul Property Co. at two of its income-producing properties. Minimum rents and expense recoveries paid by these affiliates amounted to approximately $5.1, $4.0 and $2.7 million in fiscal
2002, 2001 and 2000.

9. LOANS HELD FOR SECURITIZATION AND/OR SALE - THE BANK

Loans held for securitization and/or sale are composed of the following:

                                             September 30,
                              ------------------------------------------------
(In thousands)                        2002                      2001
                              ----------------------    ----------------------
Single-family residential             $     930,613     $            233,359
Automobile                                  290,656                  282,000
Home improvement and
   related loans                              1,766                   12,724
                              ----------------------    ----------------------
Total                                 $   1,223,035     $            528,083
                              ======================    ======================

10. INVESTMENT SECURITIES - THE BANK

At September 30, 2002 and 2001, investment securities are composed of U.S.
Government securities and are classified as held-to-maturity. Gross unrealized holding gains and losses on the bank's U.S. Government securities at September
30, 2002 and 2001 are as follows:

                                                                       Gross                  Gross
                                                                    Unrealized             Unrealized          Aggregate Fair
(In thousands)                              Amortized Cost        Holding Gains          Holding Losses            Value
                                           -----------------     -----------------      -----------------     -----------------
September 30, 2002
------------------
   U.S. Government securities:
      Original maturity after
      one year, but within five
      years                                $         46,445      $            524       $             -       $         46,969
                                           =================     =================      =================     =================

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
                                           =================     =================      =================     =================

There were no sales of investment securities during the years ended September
30, 2002, 2001 and 2000.

11. MORTGAGE-BACKED SECURITIES - THE BANK

At September 30, 2002 and 2001, all mortgage-backed securities are classified as held-to-maturity. Gross unrealized holding gains and losses on the bank's mortgage-backed securities at September 30, 2002 and 2001 are as follows:

                                                               Gross Unrealized       Gross Unrealized
                                                                    Holding            Holding Losses            Aggregate
                                        Amortized Cost               Gains                                          Fair
(In thousands)                                                                                                     Value
                                       ------------------      ------------------     ------------------     ------------------
September 30, 2002
   FNMA                                      $   226,680              $    5,837               $     (2)           $   232,515
   FHLMC                                         658,965                  20,028                     (4)               678,989
   Private label, AAA-rated                      142,988                   3,459                    (99)               146,348
                                       ------------------      ------------------     ------------------     ------------------
        Total                               $  1,028,633              $   29,324              $    (105)          $  1,057,852
                                       ==================      ==================     ==================     ==================

September 30, 2001
   FNMA                                      $   295,712              $    2,295             $   (2,354)           $   295,653
   FHLMC                                         909,429                  12,536                 (1,608)               920,357
   Private label, AAA-rated                      269,354                   5,517                 (1,046)               273,825
                                       ------------------      ------------------     ------------------     ------------------
        Total                               $  1,474,495              $   20,348             $   (5,008)          $  1,489,835
                                       ==================      ==================     ==================     ==================

Contractual maturities of the bank's mortgage-backed securities at September 30,
2002 are as follows:

        (In thousands)
        Due within one year                           $    57,946
        Due after one year, but within five years         265,586
        Due after five years, but within ten years        318,342
        Due after ten years                               386,759
                                                   ---------------
               Total                                 $  1,028,633
                                                   ===============

Accrued interest receivable on mortgage-backed securities totaled $5.4 and $8.3 million at September 30, 2002 and 2001, respectively, and is included in other assets in the Consolidated Balance Sheets.

12. LOANS AND LEASES RECEIVABLE - THE BANK

Loans receivable is composed of the following:

                                                                                 September 30,
                                                                     --------------------------------------
(In thousands)                                                            2002                   2001
                                                                     ----------------       ---------------
Single-family residential                                                $ 3,624,711           $ 4,287,000
Home equity                                                                1,090,325               646,390
Real estate construction and ground                                          458,425               472,489
Commercial real estate and  multifamily                                       20,578                30,703
Commercial                                                                 1,518,308             1,376,582
Automobile                                                                   333,078               318,865
Subprime automobile                                                          232,001               420,658
Automobile leasing                                                         1,130,425             1,124,106
Home improvement and related loans                                           101,156               103,670
Overdraft lines of credit and
   other consumer                                                             37,300                36,356
                                                                     ----------------       ---------------
                                                                           8,546,307             8,816,819
                                                                     ----------------       ---------------

Less:
  Undisbursed portion of loans                                               913,366               812,325
  Unearned discounts and net
     deferred loan origination costs                                         (49,512)              (41,909)
  Allowance for losses on loans and leases                                    71,109                63,018
                                                                     ----------------       ---------------
                                                                             934,963               833,434
                                                                     ----------------       ---------------
   Total                                                                 $ 7,611,344           $ 7,983,385
                                                                     ================       ===============

The bank serviced loans owned by others amounting to $7,844.5 and $7,363.5 million at September 30, 2002 and 2001, respectively.

Accrued interest receivable on loans totaled $27.8 and $39.0 million at
September 30, 2002 and 2001, respectively, and is included in other assets in the Consolidated Balance Sheets.

13. ALLOWANCE FOR LOSSES - THE BANK

Activity in the allowance for losses on loans and leases receivable is summarized as follows:

                                                                          September 30,
                                                    ----------------------------------------------------------
(In thousands)                                            2002                 2001                2000
                                                    -----------------    -----------------    ----------------
Beginning Balance                                           $ 63,018             $ 54,018            $ 58,139
   Provision for losses                                       56,015               67,852              49,930
   Charge-offs                                              (62,079)             (68,220)            (58,883)
   Recoveries                                                 14,155                9,368               4,832
                                                    -----------------    -----------------    ----------------
Ending Balance                                              $ 71,109             $ 63,018            $ 54,018
                                                    =================    =================    ================

14. REAL ESTATE HELD FOR INVESTMENT OR SALE - THE BANK

Real estate held for investment or sale is composed of the following:
                                                                                                      September 30,
                                                                                             ---------------------------------
(In thousands)                                                                                   2002               2001
                                                                                             --------------    ---------------
Real estate held for  investment  (net of  allowance  for losses                                   $   925            $   925
of $202 for both periods)
Real  estate  held for sale  (net of  allowance  for  losses  of
$71,293 and $85,152, respectively)                                                                  23,372             30,779
                                                                                             --------------    ---------------
Total real estate held for investment or sale                                                     $ 24,297           $ 31,704
                                                                                             ==============    ===============

Gain (loss) on real estate held for investment or sale is composed of the following:

                                                                                       Year Ended September 30,
                                                                         -----------------------------------------------------
(In thousands)                                                                2002               2001               2000
                                                                         ---------------     --------------    ---------------
Provision for losses                                                          $   (700)          $ (4,200)           $  (1,400)
Net gain (loss) from operating properties                                          652                774                 (260)
Net gain on sales                                                                1,040              6,241                  137
                                                                         ---------------     --------------    ---------------
     Total gain (loss)                                                        $    992           $  2,815            $  (1,523)
                                                                         ===============     ==============    ===============

15. MORTGAGE SERVICING RIGHTS - THE BANK

Servicing assets are recorded when purchased and in conjunction with loan sales and securitization transactions. Activity in servicing assets is summarized as follows:

                                                                         Year ended September 30,
                                                   ----------------------------------------------------------------------
     (In thousands)                                       2002                     2001                     2000
                                                   --------------------     --------------------     --------------------
     Beginning Balance                             $           85,676        $          78,636                $  40,202
         Additions                                             51,752                   23,578                   49,378
         Amortization                                         (26,313)                 (16,538)                 (10,944)
                                                   --------------------     --------------------     --------------------
     Ending Balance                                           111,115                   85,676                   78,636
         Valuation Allowance                                  (50,685)                 (23,242)                  (3,591)
                                                   --------------------     --------------------     --------------------
     Carrying Value                                $           60,430        $          62,434                $  75,045
                                                   ====================     ====================     ====================

Accumulated amortization was $133.4 and $107.5 million at September 30, 2002 and
2001. The aggregate fair value of servicing assets at September 30, 2002 and
2001 was $60.3 and $62.3 million, respectively.

 Activity in the valuation allowance for servicing assets is summarized as follows:

                                                                    Year Ended September 30,
                                                   -----------------------------------------------------------
        (In thousands)                                  2002                  2001                  2000
                                                   ---------------       ---------------       ---------------

        Balance at beginning of year                    $  23,242             $   3,591        $       9,724
        Additions charged / (reductions
           credited) to loan expenses
                                                           27,443                19,651               (6,133)
                                                   ---------------       ---------------       ---------------

        Balance at end of year                          $  50,685             $  23,242        $       3,591
                                                   ===============       ===============       ===============

There were no sales of rights to service mortgage loans during fiscal years
2002, 2001 and 2000. Servicing fees are included in servicing and securitization income in the Consolidated Statements of Operations.

At September 30, 2002 and 2001, key assumptions and the sensitivity of the current value of originated mortgage servicing assets to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:
                                                                                          September 30, 2002
                                                                          ----------------------------------------------------
(Dollars in thousands)                                                        Single-Family                Home Equity/
                                                                               Residential               Home Improvement
                                                                          -----------------------     ------------------------

Carrying value                                                                        $  50,171                     $   686
Weighted average life (in years)                                                            3.1                         4.7

Prepayment speed assumption (annual rate) (1)                                             29.39%                       54.51%
   Impact on fair value at 10% adverse change                                         $  (3,110)                     $   (43)
   Impact on fair value at 20% adverse change                                         $  (5,712)                     $   (84)

Residual cash flows discount rate (annual)                                                 9.05%                        9.29%
   Impact on fair value at 10% adverse change                                         $    (967)                     $    (9)
   Impact on fair value at 20% adverse change                                         $  (1,899)                     $   (16)

                                                                                          September 30, 2001
                                                                          ----------------------------------------------------
(Dollars in thousands)                                                        Single-Family                Home Equity/
                                                                               Residential               Home Improvement
                                                                          -----------------------     ------------------------

Carrying value                                                                       $   39,337                    $  1,502
Weighted average life (in years)                                                            4.9                         6.1

Prepayment speed assumption (annual rate) (1)                                             20.07%                       30.55%
   Impact on fair value at 10% adverse change                                        $   (2,584)                     $   (96)
   Impact on fair value at 20% adverse change                                        $   (4,908)                     $  (180)

Residual cash flows discount rate (annual)                                                 9.62%                       11.53%
   Impact on fair value at 10% adverse change                                        $     (718)                     $   (20)
   Impact on fair value at 20% adverse change                                        $   (1,413)                     $   (37)

-------------------------------
(1) Represents Constant Prepayment Rate.

16. LOAN SECURITIZATION TRANSACTIONS - THE BANK

The bank periodically sells various receivables through asset-backed securitizations, in which receivables are transferred to trusts, and certificates are sold to investors. The following chart summarizes the bank's securitization activities as of or for the fiscal years ended September 30,
2002, 2001 and 2000.

                                                                         As of or for the year ended September 30,
                                                              -----------------------------------------------------------------
(In thousands)                                                       2002                   2001                   2000
                                                              -------------------    -------------------    -------------------
Single-Family Residential
Loans sold into new trusts                                           $ 1,400,685               $      -               $      -
Outstanding trust certificate balance                                  1,341,712                      -                      -
Gains recognized                                                          52,452                      -                      -

Automobile
Loans sold into new trusts                                            $  236,085             $  804,861             $  688,074
Outstanding trust certificate balance                                    792,949              1,171,575                856,006
Gains (losses) recognized                                                  3,098                 15,950                (3,955)

Home Equity
Loans sold into existing trusts                                       $   32,802             $   46,229             $   64,408
Outstanding trust certificate balance                                     41,013                 86,224                135,719
Gains recognized                                                           1,275                  1,811                  2,281

Home Improvement
Loans sold into existing trusts                                       $    1,547             $    2,634             $    1,900
Outstanding trust certificate balance                                     35,927                 57,575                 82,061
Gains recognized                                                               -                      -                     27

The bank continues to service, and receive servicing fees on, the outstanding balance of securitized receivables. The bank also retains rights, which may be subordinated, to future cash flows arising from the receivables after the expenses of the securitization trust are paid. The bank generally estimates the fair value of retained interests based on the estimated present value of expected future cash flows from securitized and sold receivables, using management's best estimates of the key assumptions - credit losses, prepayment speeds and discount rates commensurate with the risks involved.

The following table summarizes certain cash flows received from securitization trusts:

                                                               Year Ended
                                                              September 30,
                                                 ----------------------------------------
(In thousands)                                         2002                 2001
                                                 -------------------  -------------------
Proceeds from new securitizations                      $ 1,619,419            $ 804,861
Servicing fees received                                     14,030               12,217
Other cash flows received on retained interests             50,704               36,477

Servicing and securitization income includes the initial gains on current securitization and income from interest-only strips receivable recognized in connection with current and prior period securitization and sale transactions.

At September 30, 2002 and 2001, key assumptions and the sensitivity of the current fair value of the retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

                                                                                   September 30, 2002
                                                          ---------------------------------------------------------------------
(Dollars in thousands)                                      Single-Family           Automobile              Home Equity/
                                                             Residential                                  Home Improvement
                                                          -------------------     ----------------    -------------------------

Carrying value (fair value)                               $          61,515       $       51,625      $                9,205
Weighted average life (in years)                                       4.57                 1.19                        1.29

Prepayment speed assumption (annual rate)                             19.64%(1)             1.50%(2)                   55.06%(1)
   Impact on fair value at 10% adverse change             $          (3,407)      $       (1,488)     $                 (185)
   Impact on fair value at 20% adverse change             $          (6,422)      $       (3,054)     $                 (349)

Expected credit losses (annual rate)                                   0.02%                0.96%                       1.22%
   Impact on fair value at 10% adverse change             $             (39)      $         (867)     $                  (59)
   Impact on fair value at 20% adverse change             $             (79)      $       (1,734)     $                 (117)

Residual cash flows discount rate (annual rate)                        8.50%                8.00%                       8.59%
   Impact on fair value at 10% adverse change             $         (1,643)       $         (476)     $                  (11)
   Impact on fair value at 20% adverse change             $         (3,207)       $         (945)     $                  (22)

                                                                                      September 30, 2001
                                                                 -------------------------------------------------------------
(Dollars in thousands)                                                   Automobile                       Home Equity/
                                                                                                        Home Improvement
                                                                 ----------------------------      ---------------------------

Carrying value (fair value)                                                     $    84,863                      $   19,140
Weighted average life (in years)                                                       1.60                            2.05

Prepayment speed assumption (annual rate)                                              1.53%(2)                        36.76%(1)
   Impact on fair value at 10% adverse change                                   $    (2,138)                      $   (1,029)
   Impact on fair value at 20% adverse change                                   $    (4,276)                      $   (1,408)

Expected credit losses (annual rate)                                                  0.87%                             1.62%
   Impact on fair value at 10% adverse change                                   $    (1,465)                      $     (789)
   Impact on fair value at 20% adverse change                                   $    (2,931)                      $   (1,142)

Residual cash flows discount rate (annual rate)                                        8.00%                            9.21%
   Impact on fair value at 10% adverse change                                   $      (961)                       $    (512)
   Impact on fair value at 20% adverse change                                   $    (1,905)                       $    (588)

Key assumptions used in measuring retained interests at the date of securitizations completed during fiscal year 2002 and 2001are as follows:

                                                              Single-Family                                Home Equity/
                                                               Residential            Automobile         Home Improvement
                                                              -------------           ----------         ----------------

Year Ended September 30, 2002
Prepayment speed assumption (annual rate)                           19.56% (1)          1.50% (2)                -
Expected credit losses (annual rate)                                 0.02%              0.96%                    -
Residual cash flows discount rate (annual rate)                      8.50%              8.00%                    -

Year Ended September 30, 2001
Prepayment speed assumption (annual rate)                             -                 1.55% (1)                -
Expected credit losses (annual rate)                                  -                 0.95%                    -
Residual cash flows discount rate (annual rate)                       -                 8.00%                    -

(1)    Represents Constant Prepayment Rate.
(2)    Represents  absolute prepayment model or ABS - an assumed rate of prepayment each month relative to the original number of automobile loans in a pool.

These sensitivities are hypothetical and should be used with caution. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effects shown in the above tables of a variation in a particular assumption on the fair value of interest-only strips receivable is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another factor, which might magnify or counteract the sensitivities.

Principal balances, delinquent amounts and net credit losses for securitized loans were as follows:

                                                                         As of or for the year ended
                                                                              September 30, 2002
                                                 -----------------------------------------------------------------------------
(In thousands)                                     Total Principal          Principal Amount of
                                                                          Loans Past Due 90 Days
                                                                                or More or
                                                   Amount of Loans            Non-Performing             Net Credit Losses
                                                 ---------------------    ------------------------    ------------------------

Single-family Residential                        $          1,342,568     $                 2,032     $                      -
Automobile                                                    803,852                       6,858                       22,684
Home equity, home improvement and
 related loans                                                 99,913                         741                         378
                                                 ---------------------    ------------------------    ------------------------
Total                                             $         2,246,333     $                 9,631      $               23,062
                                                 =====================    ========================    ========================

                                                                          As of or for the year ended
                                                                               September 30, 2001
                                                 -------------------------------------------------------------------------------
(In thousands)                                     Total Principal          Principal Amount of
                                                                          Loans Past Due 90 Days
                                                                                or More or
                                                   Amount of Loans            Non-Performing              Net Credit Losses
                                                 ---------------------    ------------------------    --------------------------

Automobile                                               $  1,190,979                 $     7,660                 $      14,254
Home equity, home improvement and
related loans                                                 182,641                       1,719                         1,335
                                                 ---------------------    ------------------------    --------------------------
Total                                                    $  1,373,620                 $     9,379                 $      15,589
                                                 =====================    ========================    ==========================

17. PROPERTY AND EQUIPMENT - THE BANK

Property and equipment is composed of the following:

                                                                Estimated
                                                                 Useful                          September 30,
                                                                                    -----------------------------------------
(Dollars in thousands)                                            Lives                   2002                    2001
                                                             ----------------       -----------------        ----------------
Land                                                                -                     $   55,990               $  50,275
Projects in progress                                                -                          4,473                  37,071
Buildings and improvements                                     10-65 years                   299,964                 275,156
Leasehold improvements                                         5-20 years                    120,708                 114,869
Furniture and equipment                                        5-10 years                    228,764                 199,434
Automobiles                                                     3-5 years                      3,531                   3,162
                                                                                    -----------------        ----------------
                                                                                             713,430                 679,967
Less:
   Accumulated depreciation and amortization                                                 241,013                 221,972
                                                                                    -----------------        ----------------
       Total                                                                              $  472,417              $  457,995
                                                                                    =================        ================

Depreciation and amortization expense amounted to $38.7, $34.2 and $32.4 million for the years ended September 30, 2002, 2001 and 2000, respectively.

18. LEASES - THE BANK

The bank has noncancelable, long-term leases for office premises and retail space which have a variety of terms expiring from fiscal year 2003 to fiscal year 2022 and ground leases which have terms expiring from fiscal year 2029 to fiscal year 2081. These leases are accounted for as operating leases. Some of the leases are subject to rent adjustments in the future based upon changes in the Consumer Price Index and some also contain renewal options. The following is a schedule by years of future minimum lease payments required at September 30,
2002:

      Year Ending                   (In thousands)
     September 30,
------------------------
         2003                                $ 26,653
         2004                                  26,017
         2005                                  25,276
         2006                                  24,621
         2007                                  23,868
      Thereafter                              391,649
                                  --------------------
         Total                              $ 518,084
                                  ====================

Rent expense totaled $29.9, $26.9 and $23.2 million for the years ended
September 30, 2002, 2001 and 2000, respectively. For operating leases with fixed escalation amounts, rent expense is recognized on a straight line basis over the term of the lease.

19. DEPOSIT ACCOUNTS - THE BANK

An analysis of deposit accounts and the related weighted average effective interest rates at year end are as follows:

                                                                                   September 30,
                                                       -----------------------------------------------------------------------
                                                                     2002                                2001
                                                       ---------------------------------- ------------------------------------
(Dollars in thousands)                                                      Weighted                         Weighted Average
                                                                             Average
                                                            Amount            Rate             Amount              Rate
                                                       ----------------- ---------------- ------------------ -----------------
Demand accounts                                        $       779,634          -         $         642,490         -
NOW accounts                                                 1,656,522        0.32%               1,428,486       0.44%
Money market deposit accounts                                1,953,312        1.47%               1,570,297       2.83%
Statement savings accounts                                     893,093        0.79%                 780,655       1.26%
Other deposit accounts                                         135,169        0.50%                 117,207       0.99%
Certificate accounts, less than $100                         1,416,739        3.23%               2,361,174       5.20%
Certificate accounts, $100 or more                             603,116        2.78%                 662,161       4.57%
                                                       -----------------                  ------------------
    Total                                              $     7,437,585        1.40%             $ 7,562,470       2.84%
                                                       =================                  ==================

The bank's deposits are insured by the FDIC up to $100,000 for each insured depositor.

Interest expense on deposit accounts is composed of the following:

                                                                               Year Ended September 30,
                                                                -------------------------------------------------------
(In thousands)                                                       2002                2001                2000
                                                                ---------------     ---------------      --------------
NOW accounts                                                         $   4,752           $   7,773           $  10,585
Money market deposit accounts                                           31,512              48,744              39,351
Statement savings accounts                                               8,447              11,963              15,684
Certificate accounts                                                    98,262             177,619             154,738
Other deposit accounts                                                     939               1,507               1,905
                                                                ---------------     ---------------      --------------
    Total                                                            $ 143,912          $  247,606          $  222,263
                                                                ===============     ===============      ==============

Outstanding certificate accounts at September 30, 2002 mature in the years indicated as follows:

      Year Ending                 (In thousands)
     September 30,
------------------------
         2003                           $1,686,449
         2004                              149,760
         2005                               48,288
         2006                              103,401
         2007                               31,957
                                -------------------
         Total                          $2,019,855
                                ===================

At September 30, 2002, certificate accounts of $100,000 or more have contractual maturities as indicated below:
                                                         (In thousands)
Three months or less                                       $ 281,192
Over three months through six months                          62,812
Over six months through 12 months                             88,827
Over 12 months                                               170,285
                                                       --------------
   Total                                                   $ 603,116
                                                       ==============

20. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER
               SHORT-TERM BORROWINGS - THE BANK

Short-term borrowings are summarized as follows:

                                                                                       September 30,
                                                                ------------------------------------------------------------
(Dollars in thousands)                                                2002                 2001                  2000
                                                                -----------------     ----------------      ----------------
Securities sold under repurchase agreements:
   Balance at year end                                                $  505,140           $  110,837            $  369,628
   Average amount outstanding during the year                            405,844              397,842               490,333
   Maximum amount outstanding at any month end                           559,957              534,170               647,779
   Amount maturing within 30 days                                        505,140              110,837               369,628
   Weighted average interest rate during the year                          1.95%                5.74%                 6.27%
   Weighted average interest rate on year end balances                     1.82%                3.21%                 6.74%

Other short-term borrowings:
   Balance at year end                                                $  154,344           $  171,513            $  170,414
   Average amount outstanding during the year                            169,037              169,820               137,607
   Maximum amount outstanding at any month end                           179,069              181,942               170,414
   Amount maturing within 30 days                                        154,344              171,513               170,414
   Weighted average interest rate during the year                          1.17%                4.39%                 5.42%
   Weighted average interest rate on year end balances                     1.07%                2.18%                 5.87%

The investment and mortgage-backed securities underlying the repurchase agreements were delivered to the dealers who arranged the transactions. The dealers may have loaned such securities to other parties in the normal course of their operations and agreed to resell to the bank the identical securities upon the maturities of the agreements.

At September 30, 2002, the bank had pledged mortgage-backed securities and U.S.
Government securities with a combined book value of $181.8 million to secure certain other short-term borrowings. Also at September 30, 2002, the bank had pledged, but did not borrow against, other loans with a total principal balance of $813.8 million.

21. FEDERAL HOME LOAN BANK ADVANCES - THE BANK

At September 30, 2002, advances from the Federal Home Loan Bank of Atlanta
("FHLB") totaled $1,703.0 million. The advances bear interest at a weighted average interest rate of 5.36%, which is fixed for the term of the advances, and mature over varying periods as follows:

                                                              (In thousands)
  Six months or less                                       $         101,033
  More than six months through one year                                  198
  More than one year through three years                           1,481,361
  More than three years through five years                            25,488
  More than five years                                                94,884
                                                            -------------------
           Total                                            $      1,702,964
                                                            ===================

Under a Specific Collateral Agreement with the FHLB, advances are secured by the bank's FHLB stock, qualifying first mortgage loans with a total principal balance of $2,253.8 million, and certain mortgage-backed securities with a book value of $140.6 million. The FHLB requires that members maintain qualifying collateral at least equal to 100% of the member's outstanding advances at all times. The collateral held by the FHLB in excess of the September 30, 2002 advances is available to secure additional advances from the FHLB, subject to its collateralization guidelines.

22. CAPITAL NOTES - SUBORDINATED - THE BANK

Capital notes, which are subordinated to the interest of deposit account holders and other senior debt, are composed of the following:
                                                       Issue                       September 30,                 Interest
                                                                           -------------------------------
(Dollars in thousands)                                  Date                   2002              2001              Rate
                                               -----------------------     -------------     -------------     --------------

Subordinated debentures due 2005               November 23, 1993               $150,000          $150,000          9 1/4%
Subordinated debentures due 2008               December 3, 1996                 100,000           100,000          9 1/4%
                                                                           -------------     -------------
         Total                                                                 $250,000          $250,000
                                                                           =============     =============

The 9 1/4% Subordinated Debentures due 2005 (the "1993 Debentures") are subject to redemption at any time at the option of the bank, in whole or in part, at the following redemption prices plus accrued and unpaid interest:

    If redeemed during the                     (In thousands)
  12-month period beginning                      Redemption
     December 1, Price
 -----------------------------                 ---------------
          2002..........................            $ 100.925
          2003 and thereafter...........            $ 100.000

The 9 1/4% Subordinated Debentures due 2008 (the "1996 Debentures") are subject to redemption at any time at the option of the bank, in whole or in part, at the following redemption prices plus accrued and unpaid interest:

    If redeemed during the                     (In thousands)
  12-month period beginning                      Redemption
     December 1, Price
 -----------------------------                 ---------------
          2002..........................            $ 103.700
          2003..........................            $ 102.775
          2004..........................            $ 101.850
          2005..........................            $ 100.925
          2006 and thereafter...........            $ 100.000

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

Deferred debt issuance costs, net of accumulated amortization, amounted to $5.2 and $6.3 million at September 30, 2002 and 2001, respectively, and are included in other assets in the Consolidated Balance Sheets.

23. REAL ESTATE INVESTMENT TRUST SUBSIDIARY - THE BANK

Minority interest represents the net cash proceeds received by a subsidiary of the bank (the "REIT Subsidiary") from the sale of $150.0 million of its
Noncumulative Exchangeable Preferred Stock, Series A, par value $5.00 per share
(the "REIT Preferred Stock"). Cash dividends on the REIT Preferred Stock are payable quarterly in arrears at an annual rate of 10?%. The liquidation value of each share of REIT Preferred Stock is $50,000 plus accrued and unpaid dividends.
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

     If redeemed during the                    (In thousands)
   12-month period beginning                      Redemption
      January 15, Price
  -----------------------------                 ---------------
           2007..........................            $  52.594
           2008..........................            $  52.075
           2009..........................            $  51.556
           2010..........................            $  51.038
           2011..........................            $  50.519
           2012 and thereafter...........            $  50.000

The bank received OTS approval to include the proceeds from the sale of the REIT
Preferred Stock in the core capital of the bank for regulatory capital purposes in an amount up to 25% of the bank's core capital. Dividends on the REIT
Preferred Stock are presented as minority interest in the Consolidated
Statements of Operations.

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

    If redeemed during the                     (In thousands)
  12-month period beginning                      Redemption
            May 1,                                 Price
 -----------------------------                 ---------------
          2003..........................            $  27.250
          2004..........................            $  27.025
          2005..........................            $  26.800
          2006..........................            $  26.575
          2007..........................            $  26.350
          2008..........................            $  26.125
          2009..........................            $  25.900
          2010..........................            $  25.675
          2011..........................            $  25.450
          2012..........................            $  25.225
          2013 and thereafter...........            $  25.000

25. RETIREMENT PLANS - THE BANK

The bank participates in a defined contribution profit sharing retirement plan
(the "Plan") which covers those full-time employees who meet the requirements as specified in the Plan. Prior to January 1, 2002, the Plan, which can be modified or discontinued at any time, required participating employees to contribute 2.0%
of their compensation. Beginning January 1, 2002, only corporate contributions are made to the Plan. Corporate contributions, at the discretionary amount of up to six percent of the employee's cash compensation, subject to certain limits, were $9.5, $8.2 and $7.4 million for the years ended September 30, 2002, 2001 and 2000, respectively. There are no past service costs associated with the Plan and the bank has no liability under the Plan other than its current contributions. The Plan owns 4.0% of the bank's common stock.

The bank provides a supplemental defined contribution profit sharing retirement plan (the "SERP") which covers certain highly-compensated full-time employees who meet the requirements as specified in the SERP. The SERP, which can be modified or discontinued at any time, requires participating employees to contribute 2.0% of their compensation in excess of a specified amount. Corporate contributions, equal to three times the employee's contribution, were $861,000,
$689,000 and $561,000 for the years ended September 30, 2002, 2001 and 2000, respectively. There are no past service costs associated with the SERP. The bank's liability under the SERP, which includes contributions from employees and is not funded, was $8.7 and $6.6 million at September 30, 2002 and 2001, respectively.

26. REGULATORY MATTERS - THE BANK

The bank's regulatory capital requirements at September 30, 2002 and 2001 were a
1.5% tangible capital requirement, a 4.0% core capital requirement and an 8.0%
total risk-based capital requirement. Under the OTS "prompt corrective action"
regulations, the bank must maintain minimum leverage, tier 1 risk-based and total risk- based capital ratios of 4.0%, 4.0% and 8.0%, respectively, to meet the ratios established for "adequately capitalized" institutions. At September
30, 2002 and 2001, the bank was in compliance with its tangible, core and total risk-based regulatory capital requirements and exceeded the capital standards established for "well capitalized" institutions under the "prompt corrective action" regulations. The information below is based upon the bank's understanding of the applicable regulations and related interpretations.

                                                                       SEPTEMBER 30, 2002
                                      -------------------------------------------------------------------------------------
(Dollars in thousands)                                                      MINIMUM                       EXCESS
                                                ACTUAL                CAPITAL REQUIREMENT                 CAPITAL
                                      ----------- -- ----------     ----------- -- ----------    ----------- --- ----------
                                                     As a %                        As a %                        As a %
                                        Amount       of Assets        Amount       of Assets       Amount        of Assets
                                      -----------    ----------     -----------    ----------    -----------     ----------
Capital per financial statements        $535,514
Minority interest in REIT
  Subsidiary(1)                          144,000
                                      -----------
Adjusted capital                         679,514

Adjustments for tangible and core capital:
Intangible assets                        (43,199)
Non-includable subsidiaries(2)            (1,413)
Non-qualifying purchased/
     originated loan servicing            (2,594)
                                      -----------
Total tangible capital                   632,308         5.63%      $  168,583         1.50%     $  463,725          4.13%
                                      -----------    ==========     ===========    ==========    ===========     ==========
Total core capital(3)                    632,308         5.63%      $  449,554         4.00%     $  182,754          1.63%
                                      -----------    ==========     ===========    ==========    ===========     ==========

Tier 1 risk-based capital(3)             632,308         7.08%      $  357,083         4.00%     $  275,225          3.08%
                                      -----------    ==========     ===========    ==========    ===========     ==========
Adjustments for total risk-based capital:
Subordinated capital debentures          250,000
Allowance for general loan and
      lease losses                        71,109
                                      -----------
    Total supplementary capital          321,109
                                      -----------
    Total available capital              953,417
Equity investments(2)                     (2,065)
                                      -----------
Total risk-based capital(3)            $ 951,352        10.86%      $  714,166         8.00%     $  237,186          2.86%
                                      ===========    ==========     ===========    ==========    ===========     ==========

(1) Eligible for inclusion in core capital in an amount up to 25% of the bank's core capital pursuant to authorization from the OTS.
(2) Reflects an aggregate offset of $202 representing the allowance for general loan losses maintained against the bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit"
against the deductions from capital otherwise required for such investments.
(3) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

                                                                           SEPTEMBER 30, 2001
                                          -------------------------------------------------------------------------------------
(Dollars in thousands)                                                           MINIMUM                       EXCESS
                                                    ACTUAL                 CAPITAL REQUIREMENT                 CAPITAL
                                          ----------- -- -----------    ----------- -- -----------     ---------- -- ----------
                                                          As a % of                    As a % of                     As a %
                                            Amount         Assets         Amount         Assets         Amount       of Assets
                                          -----------    -----------    -----------    -----------     ----------    ----------
Capital per financial statements           $ 506,564
Minority interest in REIT
  Subsidiary(1)                              144,000
Accumulated other comprehensive
  loss(2)                                      2,088
                                          -----------
Adjusted capital                             652,652

Adjustments for tangible and core capital:
Intangible assets                            (48,828)
Non-includable subsidiaries(3)                (1,414)
Non-qualifying
 purchased/originated loan servicing          (3,592)
                                          -----------
Total tangible capital                       598,818          5.26%     $  170,715          1.50%       $ 428,103        3.76%
                                          -----------    ===========    ===========    ===========     ==========    ==========
Total core capital(4)                        598,818          5.26%     $  455,240          4.00%       $ 143,578        1.26%
                                          -----------    ===========    ===========    ===========     ==========    ==========

Tier 1 risk-based capital(4)                 598,818          6.50%     $  368,381          4.00%       $ 230,437        2.50%
                                          -----------    ===========    ===========    ===========     ==========    ==========
Adjustments for total risk-based capital:
Subordinated capital debentures              250,000
Allowance for general loan and
     lease losses                             63,018
                                          -----------
    Total supplementary capital              313,018
                                          -----------
    Total available capital                  911,836
Equity investments(3)                         (2,365)
                                          -----------
Total risk-based capital(4)                $ 909,471          10.12%    $  736,761          8.00%       $ 172,710        2.12%
                                          ===========    ===========    ===========    ===========     ==========    ==========

(1) Eligible for inclusion in core capital in an amount up to 25% of the bank's core capital pursuant to authorization from the OTS.
(2) Under OTS policy, accumulated other comprehensive loss is included in regulatory capital.
(3) Reflects an aggregate offset of $202 representing the allowance for general loan losses maintained against the bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a "credit"
against the deductions from capital otherwise required for such investments.
(4) Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the bank is unable to dispose of any REO property
(through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In December 2001, the bank received from the OTS an extension of the holding periods for certain of its REO properties through December 19, 2002. The bank intends to apply for a further extension of the holding period for these properties. The following table sets forth the bank's REO at September 30, 2002, after valuation allowances of $71.3 million, by the fiscal year in which the property was acquired through foreclosure.

         Fiscal Year                       (In thousands)
  --------------------------
           1990                                $ 2,065(1)
           1991                                 16,414(2)
           1995                                  3,628(2)
           2002                                 1,265
                                         ----------------
           Total REO                         $ 23,372
                                         ================

-------------------------------------------------------------------------------------------------------------------------------

(1) Includes REO with a net book value of $2,065, which the bank treats as an equity investment for regulatory capital purposes.
(2) Includes REO with an aggregate net book value of $20,042, for which the bank received an extension of the holding periods through December 19, 2002.

At September 30, 2002, the bank had $37.3 million in residual interests relating to its securitization activities that, although includable in total capital at that date, would be subject to a dollar-for-dollar deduction from total capital beginning December 31, 2002.

27. TRANSACTIONS WITH RELATED PARTIES - THE BANK

LOANS RECEIVABLE:

From time to time, in the normal course of business, the bank may make loans to executive officers and directors, their immediate family members or companies with which they are affiliated. These loans are on substantially the same terms as similar loans with unrelated parties. An analysis of activity with respect to these loans for the year ended September 30, 2002 is as follows:

                                                        (In thousands)
             Balance, September 30, 2001                      $ 13,072
               Additions                                        13,095
               Reductions                                       (7,031)
                                                     ------------------
             Balance, September 30, 2002                      $ 19,136
                                                     ==================

SERVICES:

B. F. Saul Company, which is a shareholder of the Trust, and its subsidiaries provide certain services to the bank. These services include property management, insurance brokerage and leasing. Fees for these services were $0.8,
$1.7 and $0.9 million for the years ended September 30, 2002, 2001 and 2000, respectively.

For each of the years ended September 30, 2002, 2001 and 2000, a director of the bank was paid $100,000 for consulting services rendered to the bank and $5,000 for service on the Boards of Directors for two of the bank's subsidiaries.
Another director of the bank was paid $100,000 for services as Chairman of the bank's Audit Committee. A third director of the bank was paid total fees of
$100,000 for each of the years ended September 30, 2002 and 2001 for consulting services rendered to two subsidiaries of the bank and $5,000 for services as
Chairman of the Boards of Directors of those subsidiaries. A fourth director of the bank was paid $50,000 for consulting services rendered to the bank for each of the years ended September 30, 2002, 2001 and 2000.

TAX SHARING AGREEMENT:

The bank and the other companies in the Trust's affiliated group are parties to a tax sharing agreement dated June 28, 1990 (the "Tax Sharing Agreement"). The
Tax Sharing Agreement provides for payments to be made by members of the Trust's affiliated group to the Trust based on their separate company tax liabilities.
The Tax Sharing Agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce the overall tax liability of the Trust's affiliated group, such member will be reimbursed by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. The bank paid $5.7, $3.4 and $6.6 million to the
Trust during fiscal 2002, 2001 and 2000, respectively, under the Tax Sharing
Agreement. At September 30, 2002 and 2001, the estimated net tax sharing payment payable to the Trust by the bank was $2.2 and $4.9 million, respectively.

OTHER:

The bank sold an office building located in McLean, Virginia to its parent company, the B.F. Saul Real Estate Investment Trust, in December 1999. Because
this transfer was between entities under common control, the $13.5 million of proceeds in excess of the bank's carrying value, net of related income taxes of
$8.8 million, was accounted for as a capital contribution.

The bank paid $9.2, $6.9 and $5.2 million for office space leased from or managed by companies affiliated with the bank or its directors during the years ended September 30, 2002, 2001 and 2000, respectively.

The Trust, the B. F. Saul Company, Chevy Chase Lake Corporation and Van Ness
Square Corporation, affiliates of the bank, from time to time maintain interest-bearing deposit accounts with the bank. Those accounts totaled $31.3 and $28.0 million at September 30, 2002 and 2001, respectively. The bank paid interest on the accounts amounting to $504,000, $989,000 and $736,000 during fiscal years ended 2002, 2001 and 2000, respectively.

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

COMMITMENTS TO EXTEND CREDIT:

The bank had approximately $2.7 billion of commitments to extend credit at
September 30, 2002. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are subject to the bank's normal underwriting and credit evaluation policies and procedures.

STANDBY LETTERS OF CREDIT:

Standby letters of credit are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. At September 30, 2002, the bank had issued standby letters of credit in the amount of $86.5 million to guarantee the performance of and irrevocably assure payment by customers under construction projects.

Of the total, $53.5 million will expire in fiscal 2003 and the remainder will expire over time through fiscal 2012. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments to customers. The bank holds mortgage-backed securities with a book value of $2.6 million that have been pledged as collateral for certain of these letters of credit at September 30, 2002.

RECOURSE ARRANGEMENTS:

The bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of receivables. As a result of these recourse provisions, the bank maintained restricted cash accounts and overcollateralization of receivables amounting to $18.3 and $15.9 million, respectively, at September 30, 2002, and $26.0 and $26.7 million, respectively, at September 30, 2001, both of which are included in other assets in the Consolidated Balance Sheets. In addition, the bank owned subordinated automobile receivables-backed securities with carrying values of $1.2 million at
September 30, 2001, which were classified as trading securities in the
Consolidated Balance Sheets.

The bank is also obligated under various recourse provisions related to the swap of single-family residential loans for mortgage-backed securities issued by the bank. At September 30, 2002, recourse to the bank under these arrangements was
$5.9 million, consisting of restricted cash accounts amounting to $3.5 million and overcollateralization of receivables of $2.4 million. At September 30, 2001, recourse to the bank under these arrangements was $6.6 million, consisting of restricted cash accounts amounting to $4.2 million and overcollateralization of receivables of $2.4 million.

The bank is also obligated under a recourse provision related to the servicing of certain of its residential mortgage loans. The recourse to the bank under this arrangement was $3.4 million at both September 30, 2002 and 2001.

DERIVATIVE FINANCIAL INSTRUMENTS:

In accordance with SFAS 133, the bank assigns derivatives to one of these categories at the purchase date: fair value hedge, cash flow hedge or non-designated hedge. SFAS 133 requires that bank assess the expected and ongoing effectiveness of any derivative assigned to a fair value hedge or cash flow hedge relationship.

FAIR VALUE HEDGES -- For derivatives designated as fair value hedges, the derivative instrument and related hedged item are mark to market through earnings.

The bank owns mortgage servicing rights which are subject to fluctuations in their fair value. The bank hedges the change in fair value in mortgage servicing rights related to changes in the benchmark Treasury rate through treasury futures and options. The bank evaluates the mortgage servicing portfolio daily at the pool level and monthly at the loan level to insure a high degree of correlation between the hedging instruments and the servicing assets being hedged. Management expects that the cumulative change in the value of the hedging instrument will be between 80% and 120% of the inverse cumulative change in the fair value of the hedged mortgage servicing rights. The effectiveness of hedging relationships is assessed on a cumulative basis every three months and whenever financial statements or earnings are reported by the bank.

At September 30, 2002, the bank owned treasury futures contracts representing a notional amount of $19.0 million and fair value of $813,000, call options on the treasury futures contracts representing a notional amount of $35.0 million and fair value of $1.1 million and put options on treasury futures contracts representing a notional amount of $41.5 million and fair value of $118,000 related to its mortgage servicing rights fair value hedges. The cumulative gain on these derivative instruments in fiscal year 2002 was $8.6 million and is reflected as a reduction of servicing assets amortization and other loan expenses in the Consolidated Statements of Operations.

At September 30, 2001, the bank owned treasury futures contracts representing a notional amount of $65.0 million, and fair value of $1.5 million, call options on the treasury futures contracts representing a notional amount of $43.0 million and fair value of $1.1 million and put options on treasury futures contracts representing a notional amount of $47.0 million and fair value of
$117,000 related to its mortgage servicing rights fair value hedges. At
September 30, 2001 the gain on these hedges was $2.5 million and is included as a reduction of servicing assets amortization and other loan expenses in the
Consolidated Statements of Operations.

At September 30, 2002, the bank had certain forward delivery contracts, which were designated as fair value hedges of loans held for sale. The net unrealized loss in value of these contracts was $5.0 million at
September 30, 2002. The net unrealized gain in the value of the related hedged item was $5.6 million.

CASH FLOW HEDGES -- For derivatives designated as cash flow hedges, mark to market adjustments are recorded as components of equity. At September 30, 2002 the bank did not have any derivatives designated as cash flow hedges.

At September 30, 2001, the bank had mortgage-backed security net forward delivery contracts of $220.5 million designated as cash flow hedges. The net unrealized loss in value of these contracts was $2.1 million, net of related taxes, at September 30, 2001. Forward delivery contracts generally settle within
90 days. Gains and losses were deferred and recorded as a component of the gain on sales of loans at the time the forward sale commitment matures and the related loan was sold.

NON-DESIGNATED HEDGES -- Certain economic hedges are not designated as cash flow hedges or as fair value hedges for accounting purposes. As a result, changes in their fair value are recorded in income.

At September 30, 2002, the bank had $261.9 million in forward delivery contracts. The net unrealized loss in the value of these contracts was $2.1 million at September 30, 2002. At September 30, 2002, the bank had IRLs with a notional amount of $468.2 million. The net unrealized gain in the value of the
IRLs was $1.9 million.

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
Because fair value is estimated as of the balance sheet date, the amount which would actually be realized or paid upon settlement or maturity could be significantly different. Comparability of fair value amounts among financial institutions may be difficult due to the wide range of permitted valuation techniques and the numerous estimates and assumptions which must be made.

The estimated fair values of the bank's financial instruments at September 30,
2002 and 2001 are as follows:

                                                                                September 30,
                                                  --------------------------------------------------------------------------
                                                                 2002                                   2001
                                                  ------------------------------------   -----------------------------------
(In thousands)                                        Carrying              Fair         Carrying Amount          Fair
                                                       Amount              Value                                 Value
                                                  -----------------    ---------------   -----------------   ---------------
Financial assets:
   Cash, due from banks,
      Interest-bearing deposits, federal
      funds sold and securities purchased
      under agreements to resell                      $ 440,736             $ 440,736        $ 439,068            $ 439,068
   Loans held for securitization and sale             1,223,035             1,248,473          528,083              531,842
   Trading securities                                     3,933                 3,933            7,296                7,296
   U.S. Government securities                            46,445                46,969           45,794               46,181
   Mortgage-backed securities                         1,028,633             1,057,852        1,474,495            1,489,835
   Loans and leases receivable, net                   7,611,344             7,754,414        7,983,385            8,079,489
   Other financial assets                               314,038               314,038          327,271              327,271

Financial liabilities:
   Deposit accounts with no stated maturities         5,417,730             5,417,730        4,539,135            4,539,135
   Deposit accounts with stated maturities            2,019,855             1,939,942        3,023,335            2,920,234
   Securities sold under repurchase agreements
      and other short-term borrowings and Federal
      Home Loan Bank advances                         2,362,448             2,259,163        2,522,948            2,443,395
   Capital notes-subordinated                           244,795(1)            250,500          243,744(1)           250,000
   Other financial liabilities                          473,715               473,715          383,743              383,743

---------------------------------------------------------------------------------------------------------------------------

  (1) Net of deferred debt issuance costs which are included in other assets in the Consolidated Balance Sheets.

The following methods and assumptions were used to estimate the fair value amounts at September 30, 2002 and 2001:

CASH, DUE FROM BANKS, INTEREST-BEARING DEPOSITS, FEDERAL FUNDS SOLD AND
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL: Carrying amount approximates fair value.

LOANS HELD FOR SALE: Fair value is determined using quoted prices for loans, or securities backed by loans with similar characteristics, or outstanding commitment prices from investors.

LOANS HELD FOR SECURITIZATION AND SALE: The fair value of loans held for securitization and sale is determined using discounted cash flow analysis.

TRADING SECURITIES: Carrying value equals fair value, which is based on quoted market prices.

U.S. GOVERNMENT SECURITIES: Fair value is based on quoted market prices.

MORTGAGE-BACKED SECURITIES: Fair value is based on quoted market prices, dealer quotes or estimates using dealer quoted market prices for similar securities.

LOANS AND LEASES RECEIVABLE, NET: Fair value of certain homogeneous groups of loans (e.g., single-family residential, automobile loans, home improvement loans and fixed-rate commercial and multifamily loans) is estimated using discounted cash flow analyses based on contractual repayment schedules and management's estimate of future prepayment rates. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered by the bank for loans with similar terms to borrowers of similar credit quality. For loans, which reprice frequently at market rates (e.g., home equity, variable-rate commercial and multifamily, real estate construction and ground loans), the carrying amount approximates fair value. The fair value of the bank's loan portfolio as presented above does not include the value of established credit line customer relationships, or the value relating to estimated cash flows from future receivables and the associated fees generated from existing customers.

OTHER FINANCIAL ASSETS: The carrying amount of Federal Home Loan Bank stock, accrued interest receivable, interest-bearing deposits maintained pursuant to various asset securitizations and other short-term receivables approximates fair value. Interest-only strips receivable and derivative financial instruments are carried at fair value.

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

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER SHORT-TERM BORROWINGS AND
FEDERAL HOME LOAN BANK ADVANCES: For these borrowings, which either reprice frequently to market interest rates or are short-term in duration, the carrying amount approximates fair value. Fair value of the remaining amounts borrowed is estimated based on discounted cash flow analyses using interest rates currently charged by the lender for comparable borrowings with similar remaining maturities.

CAPITAL NOTES-SUBORDINATED: Fair value of the 1993 Debentures and the 1996
Debentures is based on quoted market prices.

OTHER FINANCIAL LIABILITIES: The carrying amount of custodial accounts, amounts due to banks, accrued interest payable, notes payable and other short-term payables approximates fair value.

30. BUSINESS SEGMENTS - THE BANK

The bank has three operating segments: retail banking, commercial banking, and nonbanking services. Retail banking consists of traditional banking services, which include lending and deposit products offered to retail and small business customers. Commercial banking also consists of traditional banking services, as well as products and services tailored for larger corporate customers.
Nonbanking services include asset management and similar services offered by subsidiaries of the bank.

Selected segment information is as follows:

      (In thousands)                                         Retail Banking           Other(1)              Total
                                                          ------------------    -----------------    -----------------
      Year ended September 30, 2002
      Operating income                                          $  522,318            $  46,314           $  568,632
      Operating expense                                            398,890               41,911              440,801
                                                          ------------------    -----------------    -----------------
      Core earnings                                                123,428                4,403              127,831
      Non-core items                                               (10,546)             (10,560)             (21,106)
                                                          ------------------    -----------------    -----------------
      Operating income (loss)                                   $  112,882           $   (6,157)           $ 106,725
                                                          ==================    =================    =================

      Average assets                                           $ 9,967,914          $ 1,132,518         $ 11,100,432
                                                          ==================    =================    =================

      Year ended September 30, 2001
      Operating income                                          $  452,972            $  39,400           $  492,372
      Operating expense                                            367,417               37,796              405,213
                                                          ------------------    -----------------    -----------------
      Core earnings                                                 85,555                1,604               87,159
      Non-core items                                                 9,784                  205                9,989
                                                          ------------------    -----------------    -----------------
      Operating income (loss)                                   $   95,339             $  1,809            $  97,148
                                                          ==================    =================    =================

      Average assets                                           $10,073,206          $ 1,088,630         $ 11,161,836
                                                          ==================    =================    =================

      Year ended September 30, 2000
      Operating income                                          $  415,278            $  32,840           $  448,118
      Operating expense                                            328,548               34,931              363,479
                                                          ------------------    -----------------    -----------------
      Core earnings                                                 86,730               (2,091)              84,639
      Non-core items                                                (8,955)              (2,993)             (11,948)
                                                          ------------------    -----------------    -----------------
      Operating income (loss)                                   $   77,775           $   (5,084)           $  72,691
                                                          ==================    =================    =================

      Average assets                                           $ 9,277,180           $  872,890         $ 10,150,070
                                                          ==================    =================    =================

---------------------------------------------------------------------------------------------------------------------------
(1) Includes commercial banking and non-banking services.

The financial information for each segment is reported on the basis used internally by the bank's management to evaluate performance. Pretax core earnings excludes certain items such as gains and losses related to certain securitization transactions, adjustments to loan loss reserves in excess of net chargeoffs, amortization of goodwill, and certain other nonrecurring items.
Items excluded from pretax core earnings are shown as non-core items.
Measurement of the performance of these segments is based on the management structure of the bank and is not necessarily comparable with financial information from other entities. The information presented is not necessarily indicative of the segment's results of operations if each of the segments were independent entities.

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

Pursuant to a reimbursement agreement among the partners of the Saul Holdings
Partnership and certain of their affiliates, the Real Estate Trust and two of its subsidiaries have agreed to reimburse Saul Centers and the other partners in the event the Saul Holdings Partnership fails to make payments with respect to certain portions of its debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. As of
September 30, 2002, the maximum potential obligation of the Real Estate Trust and its subsidiaries under the agreement was $115.5 million.

33. MINORITY INTEREST - THE TRUST

At September 30, 2002 and 2001, minority interest held by affiliates of $89.0 and $83.3 million represent the 20% minority interest in the bank's common shares.

Minority interest -- other consists of the following:

                                                      September 30,
                                          --------------------------------------
(In thousands)                                 2002                   2001
----------------------------------------  ----------------       ---------------
Preferred Stock of Chevy Chase's
  REIT subsidiary (See Note 23)           $       144,000        $      144,000
Chevy Chase's Preferred Stock
  (See Note 24)                                    74,307                74,307
                                          ----------------       ---------------
Total minority interest -- other          $       218,307        $      218,307
                                          ================       ===============

The proceeds paid by the Real Estate Trust to the bank for Tysons Park Place exceeded the bank's carrying value. The $2.7 million minority interest in capital contribution shown on the Consolidated Statements of Comprehensive
Income and Changes in Shareholders' Equity for fiscal 2000 represents the 20% minority interest in the excess of proceeds over the carrying value, net of related income taxes.

34. INCOME TAXES - THE TRUST

The Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978.

The provisions for income taxes for the years ended September 30, 2002, 2001 and
2000, consist of the following:

                                                                                        Year Ended September 30,
                                                                          -----------------------------------------------------
(In thousands)                                                                 2002               2001              2000
-----------------------------------------------------------------------   ----------------   ----------------  ----------------
Current provision (benefit):
  Federal                                                                           $ 100            $ 3,720         $ (35,110)
  State                                                                             1,563              1,595            (1,519)
                                                                          ----------------   ----------------  ----------------
                                                                                    1,663              5,315           (36,629)
                                                                          ----------------   ----------------  ----------------

Deferred provision (benefit):
  Federal                                                                          20,408             27,700            49,211
  State                                                                             2,315             (5,333)            7,055
                                                                          ----------------   ----------------  ----------------
                                                                                   22,723             22,367            56,266
                                                                          ----------------   ----------------  ----------------

Total                                                                            $ 24,386           $ 27,682          $ 19,637
                                                                          ================   ================  ================
Tax effect of other items:
  Tax effect of other equity transactions                                             757                495               371
  Tax effect of net unrealized holding gains (losses) reported in
    stockholders' equity                                                            1,365             (1,365)              (12)
                                                                          ----------------   ----------------  ----------------

Total                                                                            $  2,122           $   (870)         $    359
                                                                          ================   ================  ================

The Trust's effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

                                                                                        Year Ended September 30,
                                                                          -----------------------------------------------------
(In thousands)                                                                 2002               2001              2000
-----------------------------------------------------------------------   ----------------   ----------------  ----------------
Computed tax at statutory Federal income tax rate                                $ 30,511           $ 33,769          $ 23,924
Increase (reduction) in taxes resulting from:
 Minority interest                                                                 (5,447)            (5,447)           (5,447)
 Goodwill and other purchase accounting adjustments                                    70                 70               124
 Change in valuation allowance for deferred
   tax asset allocated to income tax expense                                         (923)            (6,565)           (1,979)
 State income taxes                                                                 3,458              4,131             5,432
 Tax credits                                                                       (1,583)              (206)               --
 Other                                                                             (1,700)             1,930            (2,417)
                                                                          ----------------   ----------------  ----------------
                                                                                 $ 24,386           $ 27,682          $ 19,637
                                                                          ================   ================  ================

The components of the net deferred tax asset (liability) were as follows:

                                                                                                       September 30,
                                                                                             ----------------------------------
(In thousands)                                                                                    2002              2001
------------------------------------------------------------------------------------------   ----------------  ----------------
Deferred tax assets:
  Unrealized gains on loans and investments, net                                                    $ 37,651          $ 15,163
  State net operating loss carry forwards                                                             44,730            44,303
  Provision for loan and lease losses                                                                 23,077            11,855
  Deferred compensation                                                                               11,026             9,269
  Other                                                                                               15,390            12,874
                                                                                             ----------------  ----------------
  Gross deferred tax assets                                                                          131,874            93,464
                                                                                             ----------------  ----------------

Deferred tax liabilities:
  Lease financing                                                                                   (174,769)         (110,871)
  Saul Holdings                                                                                      (45,322)          (45,406)
  Property                                                                                           (16,634)           (3,295)
  Other                                                                                              (13,402)          (28,223)
                                                                                             ----------------  ----------------
  Gross deferred tax liabilities                                                                    (250,127)         (187,795)
                                                                                             ----------------  ----------------

Valuation allowance                                                                                   (9,640)          (10,081)
                                                                                             ----------------  ----------------

Net deferred tax liability                                                                        $ (127,893)       $ (104,412)
                                                                                             ================  ================

The Trust establishes a valuation allowance against the gross deferred tax asset to the extent the Trust cannot determine that it is more likely than not that such assets will be realized through taxes available in carryback years, future reversals of existing taxable temporary differences or projected future taxable income. Such a valuation allowance has been established to reduce the gross deferred asset for state net operating loss carryforwards to an amount that is considered more likely than not to be realized. At the bank, valuation allowances of $538,000 have been provided against net operating loss carryforwards of certain subsidiaries that do not generate sufficient stand-alone state taxable income. At the Trust, state net operating loss carryforwards in excess of state deferred tax liabilities are fully reserved due to expected future state tax losses.

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

Allocable shares of the overall tax liability are prorated among the members with taxable income calculated on a separate return basis. The agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce overall tax liability of the Trust's affiliated group, such member will be reimbursed on a dollar-for-dollar basis by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. Under the tax sharing agreement, the bank paid $5.7, $3.4 and $6.6 million, to the Trust during fiscal 2002, 2001 and 2000.

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

35. SHAREHOLDERS' EQUITY - THE TRUST

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

The Trust paid preferred dividends of $12.0, $12.0 and $12.5 million in fiscal
2002, 2001 and 2000. At September 30, 2002, 2001, and 2000, the amount of dividends in arrears on the preferred shares was $12.7 million ($24.65 per share), $19.3 million ($37.41 per share) and $25.9 million ($50.16 per share).

36. INDUSTRY SEGMENT INFORMATION - THE TRUST

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the bank, please refer to the "Banking"
sections of the accompanying financial statements.

                                                                                         Year Ended September 30
                                                                           -----------------------------------------------------
(In thousands)                                                                  2001              2001               2000
------------------------------------------------------------------------   ----------------  ----------------   ----------------
INCOME                                                                                         (Restated)         (Restated)
Hotels                                                                            $ 88,043         $ 100,314           $ 95,381
Office and industrial properties                                                    38,923            40,399             34,341
Other                                                                                1,206             2,239              3,136
                                                                           ----------------  ----------------   ----------------
                                                                                 $ 128,172         $ 142,952          $ 132,858
                                                                           ================  ================   ================

OPERATING PROFIT (LOSS) (1)
Hotels                                                                            $ 16,034          $ 24,896           $ 27,013
Office and industrial properties                                                    21,011            21,805             19,380
Other                                                                                   43             1,040              1,776
                                                                           ----------------  ----------------   ----------------
                                                                                    37,088            47,741             48,169
Equity earnings of unconsolidated entities                                           9,057             7,402              7,291
Gain on sales of property                                                               --            11,077                994
Interest and debt expense                                                          (50,774)          (50,634)           (45,974)
Advisory fee, management and leasing fees - related parties                        (12,452)          (11,762)           (11,013)
General and administrative                                                          (2,467)           (4,491)            (3,808)
                                                                           ----------------  ----------------   ----------------
Operating loss                                                                   $ (19,548)           $ (667)          $ (4,341)
                                                                           ================  ================   ================

IDENTIFIABLE ASSETS (AT YEAR END)
Hotels                                                                           $ 179,322         $ 189,170          $ 151,615
Office and industrial properties                                                   128,917           114,270            105,493
Other                                                                              129,275           138,664            176,081
                                                                           ----------------  ----------------   ----------------
                                                                                 $ 437,514         $ 442,104          $ 433,189
                                                                           ================  ================   ================

DEPRECIATION
Hotels                                                                            $ 12,805          $ 11,840            $ 8,932
Office and industrial properties                                                     6,319             6,742              5,326
Other                                                                                   23                18                 51
                                                                           ----------------  ----------------   ----------------
                                                                                  $ 19,147          $ 18,600           $ 14,309
                                                                           ================  ================   ================

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS
Hotels                                                                             $ 1,987          $ 12,406           $ 37,681
Office and industrial properties                                                     6,284            23,180             32,947
Other                                                                                  487             3,495              3,805
                                                                           ----------------  ----------------   ----------------
                                                                                   $ 8,758          $ 39,081           $ 74,433
                                                                           ================  ================   ================

(1) Operating profit (loss) includes income less direct operating expenses and depreciation.

37. CONDENSED FINANCIAL STATEMENTS - THE TRUST

These condensed financial statements reflect the Real Estate Trust and all its consolidated subsidiaries except for the bank which has been reflected on the equity method.

CONDENSED BALANCE SHEETS

                                                                                           September 30
                                                                                ------------------------------------
(In thousands)                                                                        2002              2001
------------------------------------------------------------                    ------------------------------------
                                                                                                     (Restated)
ASSETS
Income-producing properties                                                             $ 435,289         $ 414,643
Accumulated depreciation                                                                 (149,981)         (131,659)
                                                                                ------------------------------------
                                                                                          285,308           282,984
Land parcels                                                                               41,323            40,835
Construction in progress                                                                    2,697            15,681
Equity investment in bank                                                                 356,028           330,153
Cash and cash equivalents                                                                  13,963            13,860
Note receivable and accrued interest -- related party                                       6,487             7,787
Other assets                                                                               87,736            80,957
                                                                                ------------------------------------
    TOTAL ASSETS                                                                        $ 793,542         $ 772,257
                                                                                ====================================

LIABILITIES
Mortgage notes payable                                                                  $ 326,232         $ 331,114
Notes payable - secured                                                                   201,750           202,500
Notes payable - unsecured                                                                  55,156            50,717
Accrued dividends payable - preferred shares of beneficial interest                        12,721            19,303
Other liabilities and accrued expenses                                                     67,517            63,542
                                                                                ------------------------------------
    Total liabilities                                                                     663,376           667,176
                                                                                ------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                                130,166           105,081
                                                                                ------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $ 793,542         $ 772,257
                                                                                ====================================

* See Consolidated Statements of Shareholders' Equity

CONDENSED STATEMENTS OF OPERATIONS

                                                                        For the Year Ended September 30
                                                             -------------------------------------------------------
(In thousands)                                                     2002               2001              2000
------------------------------------------------------------ ------------------ ------------------------------------
                                                                                        (Restated)        (Restated)
Total income                                                         $ 128,172          $ 142,952         $ 132,858
Total expenses                                                        (156,777)          (162,098)         (145,484)
Equity in earnings of unconsolidated entities                            9,057              7,402             7,291
Gain on sales of property                                                   --             11,077               994
                                                             ------------------ ------------------------------------
Real estate operating income (loss)                                    (19,548)              (667)           (4,341)
Equity in earnings of bank                                              40,204             35,367            21,074
                                                             ------------------ ------------------------------------
Total company operating income                                          20,656             34,700            16,733
Income tax provision (benefit)                                          (6,771)                56            (1,398)
                                                             ------------------ ------------------------------------
Income before extraordinary item                                        27,427             34,644            18,131
Extraordinary item: loss on early extinguishment of debt                    --                 --              (166)
                                                             ------------------ ------------------------------------

TOTAL COMPANY NET INCOME                                              $ 27,427           $ 34,644          $ 17,965
                                                             ================== ====================================

CONDENSED STATEMENTS OF CASH FLOWS

                                                                        For the Year Ended September 30
                                                             -------------------------------------------------------
(In thousands)                                                     2002               2001              2000
------------------------------------------------------------ ------------------ ------------------------------------
                                                                                       (Restated)         (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $ 27,427           $ 34,644          $ 17,965
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Depreciation                                                        19,147             18,600            14,308
    Gain on sale of property                                                --            (11,077)             (994)
    Early extinguishment of debt, net of taxes                              --                 --               166
    Equity in earnings of bank                                         (40,204)           (35,367)          (21,074)
    Increase in accounts receivable and accrued income                  (2,633)               327              (691)
    Increase in deferred taxes                                          (6,880)              (388)           (1,630)
    Increase (decrease) in accounts payable and accrued expenses         1,425             (5,711)            1,892
    Amortization of debt expense                                         1,847              1,717             1,620
    Equity in earnings of unconsolidated entities                       (9,057)            (7,402)           (7,291)
    Dividends and tax sharing payments                                  21,667             16,200            19,400
    Other                                                               (5,082)            (4,572)           (2,441)
                                                             ------------------ ------------------------------------
Net cash provided by (used in) operating activities                      7,657              6,971            21,230
                                                             ------------------ ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - properties                                       (8,758)           (22,546)          (54,915)
Property acquisitions                                                       --            (16,535)          (19,518)
Property sales                                                           9,650             10,074             1,897
Note receivable and accrued interest -- related party
  Repayments                                                             1,300              4,000             3,750
Equity investment in bank                                                   --                 --           (22,302)
Equity investment in unconsolidated entities                             3,508              2,935             6,527
Other                                                                     (239)                 3              (354)
                                                             ------------------ ------------------------------------
Net cash used in investing activities                                    5,461            (22,069)          (84,915)
                                                             ------------------ ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage financing                                        14,562             50,978           130,802
Principal curtailments and repayments of mortgages                     (18,261)           (32,442)          (37,035)
Proceeds from secured note financings                                    1,750             20,500            24,200
Repayments of secured note financings                                   (2,500)           (18,000)          (40,200)
Proceeds from sales of unsecured notes                                   7,601              9,310            10,246
Repayments of unsecured notes                                           (3,162)            (6,056)           (8,905)
Costs of obtaining financings                                           (1,005)            (1,461)           (2,651)
Dividends paid - preferred shares of beneficial interest               (12,000)           (12,000)          (12,500)
                                                             ------------------ ------------------------------------
Net cash provided by financing activities                              (13,015)            10,829            63,957
                                                             ------------------ ------------------------------------
Net increase (decrease) in cash and cash equivalents                       103             (4,269)              272
Cash and cash equivalents at beginning of year                          13,860             18,129            17,857
                                                             ------------------ ------------------------------------
Cash and cash equivalents at end of year                              $ 13,963           $ 13,860          $ 18,129
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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE

A Current Report on Form 8-K was filed by the Trust on June 28, 2002, relating to this item.

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

Class One Trustees --Terms End at the 2003 Annual Meeting

Gilbert M. Grosvenor, age 71, has served as a Trustee since 1971. Mr. Grosvenor also serves as Chairman of the Board of Trustees of the National Geographic
Society and as a Director of Chevy Chase, Saul Centers, Marriott International
Corp., and Ethyl Corporation.

B. Francis Saul II, age 70, has served as a Chairman and Chief Executive Officer of the Trust since 1969 and as a Trustee since 1964. Mr. Saul also serves as
President and Chairman of the Board of Directors of Saul Company, the Advisor,
Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase
Lake Corporation, as Chairman of the Board and Chief Executive Officer of Chevy
Chase and Saul Centers, and as a Trustee of the National Geographic Society, the
Brookings Institute, the Johns Hopkins Medicine Board and Washington College.
Mr. Saul is the father of B. Francis Saul III.

Class Two Trustees --Terms End at the 2004 Annual Meeting

George M. Rogers, Jr., age 69, has served as a Trustee since 1969. Mr. Rogers is a Senior Counsel in the law firm of Shaw Pittman LLP, Washington, DC, which serves as counsel to the Trust and Chevy Chase, Mr. Rogers serves as a Director of Chevy Chase, Saul Company, Chevy Chase Property Company, Westminster
Investing Corporation, and Chevy Chase Lake Corporation.

B. Francis Saul III, age 40, has served as a Trustee and Vice President of the
Trust since 1997. Mr. Saul also serves as a Director and/Vice Chairman of Chevy
Chase and as a Director and/or Officer of Saul Company, the Advisor, Saul
Property Co., Chevy Chase Property Company, Westminster Investing Corporation,
and Saul Centers. He is also a Chairman of the Board of Children's Hospital, and the Boys and Girls Club of Greater Washington. Mr. Saul is the son of B. Francis
Saul II.

Class Three Trustees --Terms End at the 2005 Annual Meeting

Garland J. Bloom, Jr., age 71, has served as a Trustee since 1964. He is currently a real estate consultant. Mr. Bloom was formerly Executive Vice
President and Principal of GMB Associates, Inc. (a real estate finance and management firm) from 1988 to 1990 and Vice Chairman and Chief Operating Officer
of Smithy-Braedon Company (a real estate finance and management firm) from 1985 to 1987.

John R. Whitmore, age 69, has served as a Trustee since 1984. He also has served as Senior Advisor to The Bessemer Group, Incorporated (a financial management and banking firm) and its Bessemer Trust Company subsidiaries since 1998. Mr.
Whitmore is a director of Chevy Chase, Chevy Chase Property Company, Saul
Company and Saul Centers. During the period 1975-1998, Mr. Whitmore was
President and Chief Executive Officer of Bessemer Group, Incorporated and its
Bessemer Trust Company subsidiaries and a director of Bessemer Securities
Corporation.

Executive Officers of the Trust Who Are Not Directors

Philip D. Caraci, age 64, serves as Senior Vice President and Secretary of the
Trust, Executive Vice President of Saul Company, Senior Vice President of the
Advisor, Chairman of the Board of Saul Property Co., and a Director and
President of Saul Centers.

Stephen R. Halpin, Jr., age 47, serves as Vice President and Chief Financial
Officer of the Trust, and Senior Vice President and Chief Financial Officer of
Saul Company. He also serves as Executive Vice President and Chief Financial
Officer of Chevy Chase.

Patrick T. Connors, age 40, has served as a Vice President of the Trust and
Senior Vice President of Saul Company since January 2000. For the previous four years, he was an attorney with Shaw Pittman LLP, Washington, DC.

Ross E. Heasley, age 63, serves as Vice President of the Trust, Saul Company, the Advisor, Saul Property Co. and Saul Centers.

Henry Ravenel, Jr., age 68, serves as Vice President of the Trust, Saul Company, the Advisor and Saul Centers.

Bill D. Tzamaras, age 41, has served as Vice President and Treasurer of the
Trust, Saul Company, Saul Property Co. and the Advisor since August 2001, and as
Vice President of Saul Company since October 2000. For the period September 1996 to October 2000, Mr. Tzamaras was a principal with Reznick, Fedder and
Silverman, Certified Public Accountants, in Bethesda, Maryland.

Committees of the Board of Trustees

The Board of Trustees met four times during fiscal 2002. Each member of the board attended at least 75% of the aggregate number of meetings of the board and of the committees of the board on which he served.

The Board of Trustees has two standing committees: the Audit Committee and the
Executive Committee.

The Audit Committee is composed of Messrs. Bloom and Grosvenor. Its duties include nominating the Trust's independent auditors, discussing with them the scope of their examination of the Trust, reviewing with them the Trust's financial statements and accompanying report, and reviewing their recommendations regarding internal controls and related matters. This committee met nine times during fiscal 2002.

The Executive Committee is composed of Messrs. Rogers, Saul II and Whitmore. It is empowered to oversee day-to-day actions of the Advisor and Saul Property Co.
in connection with the operations of the Trust, including the acquisition, administration, sale or disposition of investments. This committee did not meet during fiscal 2002.

Trustees of the Trust are currently paid an annual retainer of $12,500 and a fee of $600 for each board or committee meeting attended. Trustees from outside the
Washington, D.C. area are also reimbursed for out-of-pocket expenses in connection with their attendance at meetings. Mr. Saul II is not paid for attending Executive Committee meetings. For the fiscal year ended September 30,
2002, the Real Estate Trust paid total fees of $95,000 to the Trustees, including $15,000 to Mr. Saul II.

ITEM 11.  EXECUTIVE COMPENSATION

The Trust pays no compensation to its executive officers for their services in such capacity. Mr. Saul II receives compensation from the bank for his services as the bank's Chairman of the Board of Directors and Chief Executive Officer,
Mr. Halpin receives compensation from the bank for his services as Executive
Vice President and Chief Financial Officer, and since 2000, Mr. Saul III receives compensation from the bank for his services as Vice Chairman of the
Board of Directors. No other executive officers of the Trust received any compensation from the Trust or its subsidiaries with respect to any of the fiscal years ended September 30, 2002, 2001 and 2000

The following table sets forth the cash compensation paid by the bank to Mr.
Saul II, Mr. Halpin and Mr. Saul III for or with respect to the fiscal years ended September 30, 2002, 2001 and 2000 for all capacities in which they served during such fiscal years.

SUMMARY COMPENSATION TABLE
Annual Compensation

                                                                       Long-Term             All
                                                                      Compensation          Other
Name and Principal Position         Year   Salary        Bonus          Payouts         Compensation
---------------------------         ----  ----------    ----------    ---------         ------------
B. Francis Saul II,                 2002  $1,590,004    $1,240,000    $440,496          $431,260(1)
Chairman and Chief                  2001   1,562,320     1,550,000     440,496           384,731(2)
  Executive Officer                 2000   1,550,000     1,500,000     504,280           331,604(3)

Stephen R. Halpin, Jr.,             2002  $  485,004    $   58,200    $ 88,099          $ 89,731(1)
Executive Vice President            2001  $  478,092    $   71,250      88,099            75,487(2)
 and Chief Financial Officer        2000     458,666        67,500     100,856            62,341(3)

B. Francis Saul III                 2002  $  225,004    $   23,000    $      -          $ 15,865(1)
 Vice Chairman                      2001     207,694        30,000           -            14,262(2)
                                    2000      56,154             -           -             3,369(3)

- ----------------------------------------------------------------------------------------------------

(1) The total amounts shown in the "All Other Compensation" column for fiscal year 2002 consist of the following: (i) contributions made by the bank to the bank's Supplemental Executive Retirement Plan on behalf of Mr. Saul II
($193,230), Mr. Halpin ($25,878) and Mr. Saul III ($15,120); (ii) the taxable benefit of premiums paid by the bank for group term insurance on behalf of Mr.
Saul II ($14,466), Mr. Halpin ($1,698) and Mr. Saul III ($744); (iii)
contributions to the B. F. Saul Company Employees Profit Sharing Retirement Plan
(the Retirement Plan), a defined contribution plan, on behalf of Mr. Halpin
($12,000); and (iv) accrued earnings on awards previously made under the bank's
Deferred Compensation Plan on behalf of Mr. Saul II ($223,564), Mr. Halpin
($50,155) and Mr. Saul III ($4,160).

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
Halpin in the amount of $23,193.

LONG-TERM INCENTIVE PLAN AWARDS. The following table sets forth certain information concerning the principal contributions (the "Principal
Contributions") credited by the bank to the accounts (the "Accounts") of the executive officers of the bank named above for fiscal year 2001 under the bank's
Deferred Compensation Plan (the "Plan").

            LONG-TERM INCENTIVE PROGRAM - AWARDS IN LAST FISCAL YEAR

                                            Performance or                    Estimated Future Payouts (1)
                                             Other Period                  Under Non-Stock Price-Based Plans
                                                                   ---------------------------------------------------
                                           Until Maturation
Name                                          or Payout              Threshold          Target(2)          Maximum
----
                                          -------------------      ---------------    --------------     -------------

B. Francis Saul II (3)                         2004                     $ 700,000       $ 1,511,248       $ 4,334,216

Stephen R. Halpin, Jr.                         2011                     $ 150,000         $ 323,839         $ 928,760

--------------------
(1)      The estimated future payouts shown in the table are based on assumed performance rates for the bank during each year in the ten-year performance period. The actual payouts under the Plan may vary substantially from the payouts shown in the table, depending upon the bank's actual rate of return on average assets for each fiscal year in the ten-year performance period ending September 30, 2011.

(2)      The Plan does not establish any target performance levels. The payout amounts shown in this column have been calculated assuming that the bank's rate of return on average assets during each of the years in the performance period are the same as the bank's rate of return during the fiscal year ended September 30, 2002.

(3)      The payout amounts shown for all participants are the estimated amounts that would be payable to such participants if their employment continued with the bank for the entire ten-year performance period of the Plan. During fiscal year 2002, Mr. Saul attained the age of 70, at which time he became fully vested in the account maintained for his benefit under the Plan for awards granted prior to fiscal year 2001.
         Under the Plan, if Mr. Saul were to retire, he could elect to have the bank pay out the Net Contribution (as defined) in his account prior to the year 2011.

Certain of the awards credited by the bank to the Account maintained for the benefit of Mr. Saul under the Plan vested at the time Mr. Saul attained age 60 in 1992 and age 70 in 2002. Certain other awards credited by the bank to the
Account maintained for the benefit of Mr. Saul will vest upon the earlier of:

o five years after the date of the award,

o his attainment of the age of 72 in 2004,

o his death, or

o his total or permanent disability, or a change in control of the bank (as defined in the Plan).

Accordingly, as of September 30, 2002, Mr. Saul was fully vested in the Account maintained for his benefit under the Plan for awards granted prior to fiscal year 2001. As of that date, the vested Account balance maintained for Mr. Saul's benefit under the Plan was $5,489,185. As of September 30, 2002, the following individuals have vested amounts that are payable within 120 days after September
30, 2002: Mr. Saul ($440,496); Mr. Halpin ($88,099).

The Plan provides that, as of the end of each fiscal year in the ten-year period ending September 30, 2011 (or the executive officer's earlier termination of employment with the bank), the bank will add to or deduct from each executive officer's Account a contribution or deduction, as the case may be, which represents the hypothetical interest (which may be positive or negative) earned on the Principal Contribution, based on the bank's rate of return on average assets (as computed under the Plan) for the fiscal year then ended. (The
Principal Contribution, plus or minus any interest credited or deducted, is referred to as the "Net Contribution.")

Executive officers are entitled to receive the Net Contribution in their respective Account only upon full or partial vesting. Plan participants become fully vested in their Account under the Plan, provided that they remain continuously employed by the bank during the vesting period, upon the earliest to occur of any of the following:

o September 30, 2011;

o attainment of age 63;

o death;

o total and permanent disability; or

o a change in control of the bank (as defined in the Plan).

Plan participants become partially vested, to the extent of 50% of the Net
Contribution in the Account, upon the termination of their employment by the bank without cause (as defined in the Plan) after September 30, 2006.

Payouts are made under the Plan within 120 days after September 30, 2011, or the earlier termination of the executive officer's employment with the bank, provided that vesting or partial vesting has occurred under the Plan.

OTHER COMPENSATION AGREEMENTS. Mr. Halpin has entered into an agreement with the bank entitled "Agreement For Executive Level Officers Governing Confidentiality,
Nonsolicitation, Ownership of Certain Works and Termination Upon Change in
Control" under which the executive officer has agreed not to compete with, solicit customers of or solicit the employees of the bank for stated periods following any termination of employment with the bank. In addition, the bank agrees to pay the executive a specified amount if the executive is terminated without cause in the three-year period following a change of control of the bank. The amount payable varies depending upon the executive's base compensation and most recent bonus, the length of the executive's employment with the bank and the per share price at which the triggering change of control has occurred.

Mr. Halpin also has entered into "Special Retirement Compensation Agreements"
under which the executive receives an amount up to three times his base compensation if he retires from the bank after reaching age 65. The executive is not entitled to any such compensation if, prior to reaching age 65, he voluntarily terminates his employment or is terminated for cause.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

The following table sets forth certain information, as of November 15, 2002, concerning beneficial ownership of Common Shares and preferred shares of beneficial interest, referred to in this report as the "Preferred Shares," by
(a) each person known by the Trust to be the beneficial owner of more than 5% of the Common Shares and the Preferred Shares, (b) each member of the Board of
Trustees, (c) each executive officer of the Trust named in the Summary
Compensation Table under "Item 11. Executive Compensation" and (d) all trustees and executive officers of the Trust as a group.

                        Aggregate Number of          Percent
       Name of               Shares                     of
   Beneficial Owner     Beneficially Owned (1)        Class (1)
- ----------------------- ---------------------- ------------------
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
- -----------------------

(1) Beneficial owner and percent of class are calculated pursuant to rule 13d-3 under the Securities Exchange Act of 1934.

(2) Consists of Preferred Shares owned of record by Saul Company and other companies of which Mr. Saul is an officer, director and/or more than 10%
shareholder, comprising 270,000 Preferred Shares owned by Saul Company, 90,000
Preferred Shares owned by Franklin Development Company, Inc., 90,000 Preferred
Shares owned by The Klingle Corporation, and 66,000 Preferred Shares owned by
Westminster Investing Corporation. The address of each person listed in this footnote is 7501 Wisconsin Avenue, Bethesda, Maryland 20814. Pursuant to Rule
13d-3, the Preferred Shares described above are considered to be beneficially owned by Mr. Saul because he has or may be deemed to have sole or shared voting and/or investment power in respect thereof.

(3) Consists of Common Shares owned of record by Saul Company and other companies of which Mr. Saul is an officer and director and/or more than 10%
shareholder, comprising 1,125,739 Common Shares owned by Westminster Investing
Corporation, 43,673 Common Shares owned by Derwood Investment Corporation, a subsidiary of Westminster Investing Corporation, 34,400 Common Shares owned by
Somerset Investment Company, Inc., a subsidiary of Westminster Investing
Corporation, 2,751,662 Common Shares owned by Saul Company, 283,400 Common
Shares owned by Columbia Securities Company of Washington, D. C., 172,918 Common
Shares owned by Franklin Development Company, Inc., and 395,718 Common Shares
owned by The Klingle Corporation. The address of each person listed in this footnote is 7501 Wisconsin Avenue, Bethesda Maryland 20814. Pursuant to Rule
13d-3, the Common Shares described above are considered to be beneficially owned by Mr. Saul because he has or may be deemed to have sole or shared voting and/or investment power in respect thereof.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Personnel

All of the officers of the Trust and Messrs. Saul II, Saul III, Rogers and
Whitmore, each of whom is a trustee of the Trust, are also officers and/or directors of Saul Company and/or its subsidiaries. In addition, Messrs. Saul II,
Saul III, Whitmore, Grosvenor, Caraci and Heasley are also officers and/or directors of Saul Centers and/or its subsidiaries.

Transactions with Saul Company and its Subsidiaries. The Real Estate Trust is
managed by the Advisor, a wholly owned subsidiary of Saul Company. The Advisor is paid a fixed monthly fee subject to annual review by the trustees. The monthly fee was $475,000 for fiscal 2002. The advisory contract has been extended until September 30, 2003, and will continue thereafter unless cancelled by either party at the end of any contract year. The monthly fee for fiscal 2003 will be $458,000. Certain loan agreements prohibit termination of this contract.

Saul Company and Saul Property Co., a wholly owned subsidiary of Saul Company, provide services to the Real Estate Trust in the areas of commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. Fees to the two companies amounted $6.8 million in fiscal 2002.

The Real Estate Trust reimburses the Advisor and Saul Property Co. for costs and expenses incurred in connection with the acquisition and development of real property on behalf of the Real Estate Trust, in-house legal expenses, and all travel expenses incurred in connection with the affairs of the Real Estate
Trust.

The Real Estate Trust pays the Advisor fees equal to 2% of the principal amount of publicly offered unsecured notes as they are issued to offset the Advisor's costs of administering the program. The Advisor received $183,000 in such fees in fiscal 2002.

B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of Saul Company, is a general insurance agency that receives commissions and counter-signature fees in connection with the Real Estate Trust's insurance program. Such commissions and fees amounted to approximately $196,000 in fiscal 2002.

At October 1, 1999, the Real Estate Trust had an unsecured note receivable from
Saul Company with an outstanding balance of $13.8 million. During fiscal 2001 and 2002, curtails of $4.0 and $1.3 million were paid. Interest on the loans is computed by reference to floating rate index. At September 30, 2002, the total due the Real Estate Trust was $6.5 million. Interest accrued on this note amounted to $274,000 in fiscal 2002.

The Trust has retained the law firm of Shaw Pittman LLP, at which Mr. Rogers is senior counsel, to perform legal services for the Trust in fiscal 2002 and 2003.

The Board of Trustees of the Trust, including the two independent trustees, reviews the fees and compensation arrangements between the Real Estate Trust and
Saul Company and its related entities and affiliates and believes that such fees and compensation arrangements are as favorable to the Real Estate Trust as would be obtainable from unaffiliated sources.

Transactions with Saul Centers.

Shared Services. The Trust shares with Saul Centers certain ancillary functions at cost, such as computer and payroll services, benefits administration, and in-house legal services. In addition, the Trust shares insurance expense with
Saul Centers on a pro rata basis. The Trust believes that the amounts allocated to it for such shared services represent a fair allocation between the Trust and
Saul Centers.

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

Reimbursement Agreement. Pursuant to a reimbursement agreement among the partners of the Saul Holdings Partnership and certain of their affiliates, the
Real Estate Trust and two of its subsidiaries have agreed to reimburse Saul
Centers and the other partners in the event the Saul Holdings Partnership fails to make payments with respect to certain portions of its debt obligations and
Saul Centers or any such other partners personally make payments with respect to such debt obligations. As of September 30, 2002, the maximum potential obligation of the Real Estate Trust and its subsidiaries under the agreement was
$115.5 million. See Note 3 to the Consolidated Financial Statements in this report. The Real Estate Trust believes that Saul Holdings Partnership will be able to make all payments due with respect to its debt obligations.

Tax Conflicts. The fair market value of each of the properties contributed to
Saul Holdings Partnership and its subsidiaries by the Real Estate Trust and its subsidiaries in connection with the formation of Saul Centers and Saul Holdings
Partnership in 1993 exceeded the tax basis of such properties. In the event Saul
Centers or its wholly owned subsidiary, Saul QRS, Inc., acting as general partner, causes Saul Holdings Partnership to dispose of, or there is an involuntary disposition of, one or more of such properties, a disproportionately large share of the total gain for federal income tax purposes would be allocated to the Real Estate Trust and its subsidiaries as a result of the property disposition. See Note 3 to the Consolidated Financial Statements in this report.

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

Remuneration of Trustees and Officers. For fiscal 2002, the Trust paid the trustees $95,000 in fees for their services. See "Item 10. Trustees and
Executive Officers of the Trust." No compensation was paid to the officers of the Trust for acting as such; however, Mr. Saul II was paid by the bank for his services as the bank's Chairman and Chief Executive Officer, Mr. Halpin was paid by the bank for his services as Executive Vice President and Chief Financial
Officer, and Mr. Saul III was paid by the bank for his services as the bank's
Vice Chairman. See "Item 11. Executive Compensation." Messrs. Grosvenor, Rogers,
Saul II and Saul III receive compensation for their services as directors of the bank and Messrs. Rogers, Saul II , Saul III and Whitmore and all of the officers of the Real Estate Trust receive compensation from Saul Company and/or its affiliated corporations as directors or officers thereof.

Related Party Rents. The Real Estate Trust leases space to the bank and the Saul
Property Co. at two of its income-producing properties. Minimum rents and expense recoveries paid under these leases amounted to approximately $5.2 million in fiscal 2002. The bank leases space in several of the shopping centers owned by Saul Centers. The total rental payments made to Saul Centers by the bank in fiscal 2002 was $1.4 million. On September 24, 2001 the bank entered into an agreement to lease to Saul Company approximately 46,000 square feet of office space at its new corporate headquarters at 7501 Wisconsin Avenue,
Bethesda, Maryland. Total payments under the lease for fiscal 2002 were $1.1 million. In addition, the bank has retained Saul Company as its leasing agent to secure tenants for additional space that will be available in the bank's new corporate headquarters. The Trust believes that these leases have comparable terms to leases that would have been entered into with unaffiliated parties.

ITEM 14.    CONTROLS AND PROCEDURES

The Trust maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Trust's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange
Commission's rules and forms. The principal executive and financial officers of the Trust have evaluated the Trust's disclosure controls and procedures within
90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

      1.   Financial Statements

     The following consolidated financial statements of the Trust are incorporated by reference in Part II, Item 8.

           (a)        Report of Independent Auditors.

           (b)        Consolidated Balance Sheets - As of September 30, 2002 and
                      2001.

           (c)        Consolidated Statements of Operations - For the years
                      ended September 30, 2002, 2001 and 2000.

           (d)        Consolidated Statements of Comprehensive Income and
                      Changes in Shareholders' Equity - For the years
                      ended September 30, 2002, 2001 and 2000.

           (e)        Consolidated Statements of Cash Flows - For the years
                      ended September 30, 2002, 2001 and 2000.

           (f)        Notes to Consolidated Financial Statements.

      2.   Financial Statement Schedules and Supplementary Data

           (a)        Schedules of the Real Estate Trust:

               Schedule I - Condensed Financial Information - For the years ended September 30, 2002, 2001 and 2000.

               Schedule III - Consolidated Schedule of Investment Properties
                      As of September 30, 2002.

(b)  Reports on Form 8-K
           A Current Report on Form 8-K, dated July 31, 2002, was filed by the
           Trust reporting the inadvertent overstatement of prior period net income due to certain accounting errors involving the valuation of interest-only strips receivables related to the bank's automobile loan securitizations.

(c)  Exhibits

   EXHIBITS                         DESCRIPTION
  ----------  ------------------------------------------------------------------
   3. ORGANIZATIONAL DOCUMENTS

       (a)     Second Amended and Restated Declaration of Trust filed with the
               Maryland State Department of Assessments and Taxation on May 23,
               2002 as Exhibit 3(a) to Registration Statement 333-70753 is
               hereby incorporated by reference.

       (b)     Second Amended and Restated By-Laws of the Trust dated as of
               May 23, 2002 as Exhibit 3(b) to Registration Statement 333-70753
               is hereby incorporated by reference.

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
`

                             Year Ended September 30
                    ----------------------------------------
                      2002            2001           2000

                     $16,000,000    $12,800,000    $12,800,000

Consolidated Schedule of Investment Properties - Real Estate Trust                                            Schedule III
September 30, 2002
(Dollars in Thousands)

                                                                      Costs
                                                                   Capitalized          Basis at Close of Period
                                                                                ------------------------------------------
                                                       Initial     Subsequent                  Buildings
                                                       Basis to        to                         and
Hotels                                                  Trust      Acquisition     Land       Improvements      Total
------------------------------------------------     --------------------------------------- -----------------------------
Courtyard -- Tysons Corner, McLean VA                     $31,077        $ (388)      $ 843        $ 29,846       $30,689
Crown Plaza -- National Airport, Arlington VA              26,979         5,691       4,229          28,441        32,670
Hampton Inn -- Dulles Airport, Sterling VA                     --         6,505         290           6,215         6,505
Hampton Inn -- Dulles Town Center, Sterling VA             11,379            37         795          10,621        11,416
Holiday Inn, Cincinnati OH                                  6,859         3,997         245          10,611        10,856
Holiday Inn -- Dulles Airport, Sterling VA                  6,950        21,636         862          27,724        28,586
Holiday Inn, Gaithersburg MD                                3,849        15,850       1,781          17,918        19,699
Holiday Inn -- National Airport, Arlington VA              10,187         7,679       1,183          16,683        17,866
Holiday Inn, Pueblo CO                                      3,458         2,869         542           5,785         6,327
Holiday Inn -- Rochester Airport, Rochester NY              3,340        10,007         605          12,742        13,347
Holiday Inn -- Tysons Corner, McLean VA                     6,976        13,740       2,265          18,451        20,716
Holiday Inn Express, Herndon VA                             5,259           409       1,178           4,490         5,668
Holiday Inn Select, Auburn Hills MI                        10,450         2,278       1,031          11,697        12,728
SpringHill Suites, Boca Raton FL                           10,942           393       1,220          10,115        11,335
TownePlace Suites, Boca Raton FL                            7,527            13         869           6,671         7,540
TownePlace Suites -- Dulles Airport, Sterling VA            5,849           301         219           5,931         6,150
TownePlace Suites -- Ft. Lauderdale FL                      7,059            (3)        420           6,636         7,056
TownePlace Suites, Gaithersburg MD                          6,382            30         107           6,305         6,412
                                                     --------------------------------------- --------------- -------------
Subtotal - Hotels                                       $ 164,522      $ 91,044    $ 18,684       $ 236,882     $ 255,566
                                                     --------------------------------------- --------------- -------------

Commercial
------------------------------------------------
900 Circle 75 Pkway, Atlanta GA                           $33,434       $ 3,031       $ 563        $ 35,902       $36,465
1000 Circle 75 Pkway, Atlanta GA                            2,820         1,442         248           4,014         4,262
1100 Circle 75 Pkway, Atlanta GA                           22,746         2,852         419          25,179        25,598
8201 Greensboro, Tysons Corner VA                          28,890         3,077       1,633          30,334        31,967
Commerce Ctr-Ph II, Ft Lauderdale FL                        4,266           545         782           4,029         4,811
Dulles North, Loudoun County VA                             5,882            70         507           5,445         5,952
Dulles North Two, Loudoun County VA                         7,729           454         404           7,779         8,183
Dulles North Four, Loudoun County VA                       11,093            --       2,208           8,885        11,093
Dulles North Five, Loudoun County VA                        5,078           (77)        535           4,466         5,001
Dulles North Six, Loudoun County VA                         2,667             8         257           2,418         2,675
Loudoun Tech Center I, Loudoun County VA                    5,334            --       1,075           4,259         5,334
Sweitzer Lane, Laurel MD                                   13,703            --       3,701          10,002        13,703
Tysons Park Place, Tysons Corner VA                        21,811            65       2,454          19,422        21,876
                                                     --------------------------------------- --------------- -------------
Subtotal - Commercial                                   $ 163,453      $ 11,467    $ 14,786       $ 162,134     $ 176,920
                                                     --------------------------------------- --------------- -------------

Consolidated Schedule of Investment Properties - Real Estate Trust (Continued)
September 30, 2002
(Dollars in Thousands)
                                                                      Costs
                                                                   Capitalized          Basis at Close of Period
                                                                                ------------------------------------------
                                                       Initial     Subsequent                  Buildings
                                                       Basis to        to                         and
Purchase-Leasebacks                                     Trust      Acquisition     Land       Improvements      Total
------------------------------------------------     --------------------------------------- -----------------------------
Chateau di Jon, Metairie, LA                              $ 1,125          $ --      $1,125            $ --       $ 1,125
Country Club, Knoxville, TN                                   500           (22)        478              --           478
Houston Mall, Warner Robbins, GA                              650            --         650              --           650
Old National, Atlanta, GA                                     550            --         550              --           550
                                                     --------------------------------------- --------------- -------------
Subtotal - Purchase-Leasebacks                            $ 2,825         $ (22)     $2,803            $ --       $ 2,803
                                                     --------------------------------------- --------------- -------------

Total Income-Producing Properties                       $ 332,800     $ 102,489    $ 36,273       $ 399,016     $ 435,289
                                                     --------------------------------------- --------------- -------------

Land Parcels
------------------------------------------------
Arvida Park of Commerce,
    Boca Raton, FL                                        $ 7,378        (1,873)     $5,433       $      72       $ 5,505
Cedar Green, Loudoun Co., VA                                3,314            25       2,832             507         3,339
Church Road, Loudoun Co., VA                                2,586         2,194       4,780              --         4,780
Circle 75, Atlanta, GA                                     12,927         3,263      16,051             139        16,190
Flagship Centre, Rockville, MD                              1,729           144       1,769             104         1,873
Holiday Inn - Auburn Hills, Auburn Hills MI                   218            --         218              --           218
Holiday Inn - Rochester, Roch., NY                             68            --          68              --            68
Overland Park, Overland Park, KA                            3,771           726       4,497              --         4,497
Prospect Indust. Pk, Ft. Laud., FL                          2,203        (1,943)        260              --           260
Sterling Blvd., Loudoun Co., VA                               505         4,088       2,617           1,976         4,593
                                                     --------------------------------------- --------------- -------------
Subtotal                                                  $34,699       $ 6,624    $ 38,525       $   2,798       $41,323
                                                     --------------------------------------- --------------- -------------

Total Investment Properties                             $ 367,499     $ 109,113    $ 74,798       $ 401,814     $ 476,612
                                                     ======================================= =============== =============

Consolidated Schedule of Investment Properties - Real Estate Trust (Continued)
September 30, 2002
(Dollars in Thousands)

                                                                                                                       Buildings
                                                                                                                          and

                                                                                                   Date              Improvements
                                                  Accumulated     Related       Date of         Acquired/             Depreciable
Hotels                                            Depreciation      Debt      Construction     Transferred           Lives (Years)
------------------------------------------------ ---------------------------- --------------------------------- --------------------
Courtyard -- Tysons Corner, McLean VA                  $ 3,411       $24,865      2000            12/00                   40
Crown Plaza -- National Airport, Arlington VA            5,784        16,746      1959            12/97                   39
Hampton Inn -- Dulles Airport, Sterling VA               2,969         6,298      1987             4/87                  31.5
Hampton Inn -- Dulles Town Center, Sterling VA           1,724         9,159      2000            11/00                   40
Holiday Inn, Cincinnati OH                               6,664         5,712      1975             2/76                   40
Holiday Inn -- Dulles Airport, Sterling VA              17,202        12,974      1971            11/84                   28
Holiday Inn, Gaithersburg MD                             9,344         7,151      1972             6/75                   45
Holiday Inn -- National Airport, Arlington VA            9,401         5,452      1973            11/83                   30
Holiday Inn, Pueblo CO                                   3,530         4,324      1973             3/76                   40
Holiday Inn -- Rochester Airport, Rochester NY           7,576        13,985      1975             3/76                   40
Holiday Inn -- Tysons Corner, McLean VA                  9,643        16,463      1971             6/75                   47
Holiday Inn Express, Herndon VA                            939         4,694      1987            10/96                   40
Holiday Inn Select, Auburn Hills MI                      3,353        11,750      1989            11/94                  31.5
SpringHill Suites, Boca Raton FL                         1,139         6,028      1999             9/99                   40
TownePlace Suites, Boca Raton FL                           704         5,481      1999             6/99                   40
TownePlace Suites -- Dulles Airport, Sterling VA           872         6,284      1998             8/98                   40
TownePlace Suites -- Ft. Lauderdale FL                     682         4,496      1999            10/99                   40
TownePlace Suites, Gaithersburg MD                         702         4,788      1999             6/99                   40
                                                 -------------- -------------
Subtotal - Hotels                                     $ 85,639     $ 166,650
                                                 -------------- -------------

Commercial
------------------------------------------------
900 Circle 75 Pkway, Atlanta GA                       $ 18,009       $23,839      1985            12/85                   35
1000 Circle 75 Pkway, Atlanta GA                         2,512         4,798      1974             4/76                   40
1100 Circle 75 Pkway, Atlanta GA                        13,716        12,790      1982             9/82                   40
8201 Greensboro, Tysons Corner VA                       14,555        37,581      1985             4/86                   35
Commerce Ctr-Ph II, Ft Lauderdale FL                     1,943         3,643      1986             1/87                   35
Dulles North, Loudoun County VA                          2,130         4,824      1990            10/90                  31.5
Dulles North Two, Loudoun County VA                      1,237         8,319      1999            10/99                   40
Dulles North Four, Loudoun County VA                       372         8,967      2002             4/02                   40
Dulles North Five, Loudoun County VA                       450         6,540      2000             3/00                   40
Dulles North Six, Loudoun County VA                        162         4,855      2000            10/00                   40
Loudoun Tech Center I, Loudoun County VA                    89         3,994      2001            12/01                   40
Sweitzer Lane, Laurel MD                                   479        10,648      1995            11/00                   40
Tysons Park Place, Tysons Corner VA                      8,660        30,048      1976            12/99                   30
                                                 -------------- -------------
Subtotal - Commercial                                 $ 64,314     $ 160,846
                                                 -------------- -------------

Consolidated Schedule of Investment Properties - Real Estate Trust (Continued)
September 30, 2002
(Dollars in Thousands)

                                                                                                   Date
                                                  Accumulated     Related       Date of         Acquired/
Purchase-Leasebacks                               Depreciation      Debt      Construction     Transferred
------------------------------------------------ ---------------------------- ---------------------------------
Chateau di Jon, Metairie, LA                              $ --          $ --                      11/73
Country Club, Knoxville, TN                                 --            --                       5/76
Houston Mall, Warner Robbins, GA                            --            --                       2/72
Old National, Atlanta, GA                                   --            --                       8/71
                                                 -------------- -------------
Subtotal - Purchase-Leasebacks                            $ --          $ --
                                                 -------------- -------------

Total Income-Producing Properties                    $ 149,953     $ 327,496
                                                 -------------- -------------

Land Parcels
------------------------------------------------
Arvida Park of Commerce,
    Boca Raton, FL                                        $ --          $ --                   12/84 & 5/85
Cedar Green, Loudoun Co., VA                                --            --                      10/00
Church Road, Loudoun Co., VA                                --            --                   9/84 & 4/85
Circle 75, Atlanta, GA                                      28            --                   2/77 & 1/84
Flagship Centre, Rockville, MD                              --            --                       8/85
Holiday Inn - Auburn Hills, Auburn Hills MI                 --            --                       7/97
Holiday Inn - Rochester, Roch., NY                          --            --                       9/86
Overland Park, Overland Park, KA                            --            --                   1/77 & 2/85
Prospect Indust. Pk, Ft. Laud., FL                          --            --                   10/83 & 8/84
Sterling Blvd., Loudoun Co., VA                             --            --                 4/84, 2/00 & 3/00
                                                 -------------- -------------
Subtotal                                                  $ 28          $ --
                                                 -------------- -------------

Total Investment Properties                          $ 149,981     $ 327,496
                                                 ============== =============

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

BASIS OF INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(In thousands)
                                                                              For The Year Ended September 30
                                                                ------------------------------------------------------------
                                                                       2002                2001                 2000
                                                                ------------------- -------------------- -------------------

Basis of investment properties
---------------------------------------------------------------

Balance at beginning of period                                           $ 455,478            $ 402,149           $ 351,629
Additions (reductions) during the period:
    Capital expenditures and property acquisitions from
     nonaffiliates                                                           6,033               25,536              17,404
    Transfer from banking segment                                               --                   --              21,787
    Sales to nonaffiliates                                                     (22)              (7,678)               (904)
    Transferred from construction in progress, net                          15,710               44,246              13,909
    Other                                                                     (587)              (8,775)             (1,676)
                                                                ------------------- -------------------- -------------------
Balance at end of period                                                 $ 476,612            $ 455,478           $ 402,149
                                                                =================== ==================== ===================

Accumulated depreciation
---------------------------------------------------------------

Balance at beginning of period                                           $ 131,659            $ 124,184           $ 104,774
Additions (reductions) during the period:
    Depreciation expense                                                    19,147               18,600              14,309
    Transfer from banking segment                                               --                   --               6,833
    Sales to nonaffiliates                                                      --               (2,309)                 --
    Other                                                                     (825)              (8,816)             (1,732)
                                                                ------------------- -------------------- -------------------
Balance at end of period                                                 $ 149,981            $ 131,659           $ 124,184
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

December 10, 2002                B. Francis Saul II
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

         Signature                      Title                        Date
         ---------                      -----                        ----

   B. Francis Saul II
--------------------------  Trustee, Chairman of the Board
   B. Francis Saul II (Principal Executive Officer)           December 10, 2002

   Stephen R. Halpin, Jr.                                     December 10, 2002
--------------------------   Vice President and Chief
   Stephen R. Halpin, Jr.    Financial Officer (Principal
                             Financial Officer)

   Bill D. Tzamaras                                           December 10, 2002
--------------------------   Vice President and Treasurer
   Bill D. Tzamaras          (Principal Accounting Officer)

   Garland J. Bloom, Jr.                                      December 10, 2002
--------------------------   Trustee
   Garland J. Bloom, Jr.

   Gilbert M. Grosvenor                                       December 10, 2002
--------------------------   Trustee
   Gilbert M. Grosvenor

   George M. Rogers, Jr.                                      December 10, 2002
--------------------------   Trustee
   George M. Rogers, Jr.

   B. Francis Saul III                                        December 10, 2002
--------------------------   Trustee
   B. Francis Saul III

   John R. Whitmore                                           December 10, 2002
--------------------------   Trustee
   John R. Whitmore

                                  CERTIFICATION

I, B. Francis Saul II, certify that:

   1.         I have reviewed this annual report on Form 10-K of B.F. Saul Real
              Estate Investment Trust (the "registrant");

   2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not
              misleading with respect to the period covered by this annual report;

   3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4.         The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and
              procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)
              for the registrant and we have:

      a.      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b.      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c.      presented in this annual report our conclusions about the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5.         The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a.      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b.      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6.         The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 10, 2002

B. Francis Saul II
------------------------------
B. Francis Saul II
Trustee, Chairman of the Board

                                  CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

   1.         I have reviewed this annual report on Form 10-K of B.F. Saul Real
              Estate Investment Trust (the "registrant");

   2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not
              misleading with respect to the period covered by this annual report;

   3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4.         The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and
              procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)
              for the registrant and we have:

      a.      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b.      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c.      presented in this annual report our conclusions about the
              effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5.         The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a.      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b.      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6.         The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 10, 2002

Stephen R. Halpin, Jr.
-----------------------------------
Stephen R. Halpin, Jr.
Vice President and Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         The undersigned, B. Francis Saul II, the Trustee, Chairman of the Board
of B.F. Saul Real Estate Investment Trust (the "Trust"), has executed this certification in connection with the filing with the Securities and Exchange
Commission of the Trust's Annual Report on Form 10-K for the period ending
September 30, 2002 (the "Report"). The undersigned hereby certifies that:

         (1) the Report fully complies with the requirements of Section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the
Trust.

Date: December 10, 2002                        B. Francis Saul II
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
                                               Trustee, Chairman of the Board

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         The undersigned, Stephen R. Halpin, Jr., the Vice President and Chief
Financial Officer of B.F. Saul Real Estate Investment Trust (the "Trust"), has
executed this certification in connection with the filing with the Securities and Exchange Commission of the Trust's Annual Report on Form 10-K for the period ending September 30, 2002 (the "Report"). The undersigned hereby certifies that:

         (1) the Report fully complies with the requirements of Section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the
Trust.

Date: December 10, 2002                 Stephen R. Halpin, Jr.
                                        ----------------------------
                                        Stephen R. Halpin, Jr.
                                        Vice President and
                                        Chief Financial Officer