Form 10-Q
period 2002-12-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2003-02-14
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number 1-7184

B. F. SAUL REAL ESTATE INVESTMENT TRUST

(Exact name of registrant as specified in its charter)

Maryland	52-6053341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7501 Wisconsin Avenue

Bethesda, Maryland 20814

(Address of principal executive offices) (Zip Code)

(301) 986-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒         No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12-2).   Yes ☐       No ☒

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of February 14, 2003, was 4,826,910.

Item	1. Financial Statements

Consolidated Balance Sheets

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	December 31	September 30
(In thousands)	2002	2002
ASSETS	(Unaudited)
Real Estate
Income-producing properties
Hotel	$256,228	$255,566
Office and industrial	177,880	176,920
Other	2,803	2,803

	436,911	435,289
Accumulated depreciation	(154,843)	(149,981)

	282,068	285,308
Land parcels	41,393	41,323
Construction in progress	2,697	2,697
Cash and cash equivalents	4,434	13,963
Note receivable and accrued interest—related party	6,487	6,487
Other assets	89,250	87,736

Total real estate assets	426,329	437,514

Banking
Cash and other deposits	504,171	451,723
Loans held for securitization and/or sale	1,064,199	1,223,035
Trading securities	3,899	3,933
Investment securities (market value $46,988 and $46,969, respectively)	46,423	46,445
Mortgage-backed securities (market value $857,703 and $1,057,852, respectively)	834,471	1,028,633
Loans and leases receivable (net of allowance for losses of $73,809 and $71,109, respectively)	8,190,535	7,611,344
Federal Home Loan Bank stock	92,607	88,648
Real estate held for investment or sale (net of allowance for losses of $71,395 7,611,344 and $71,495, respectively)	24,585	24,297
Property and equipment, net	470,610	472,417
Goodwill and other intangible assets, net	24,715	24,863
Interest only strips, net	91,456	89,306
Other assets	227,977	215,796

Total banking assets	11,575,648	11,280,440

TOTAL ASSETS	$12,001,977	$11,717,954

LIABILITIES
Real Estate
Mortgage notes payable	$323,428	$326,232
Notes payable—secured	203,000	201,750
Notes payable—unsecured	53,789	55,156
Accrued dividends payable—preferred shares of beneficial interest	14,075	12,721
Other liabilities and accrued expenses	57,342	67,517

Total real estate liabilities	651,634	663,376

Banking
Deposit accounts	7,655,983	7,437,585
Borrowings	596,768	659,484
Federal Home Loan Bank advances	1,852,148	1,702,964
Other liabilities	550,553	567,065
Capital notes—subordinated	250,000	250,000

Total banking liabilities	10,905,452	10,617,098

Commitments and contingencies
Minority interest held by affiliates	90,378	89,007
Minority interest—other	218,307	218,307

TOTAL LIABILITIES	11,865,771	11,587,788

SHAREHOLDERS' EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized, 6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	77,953	71,913

	178,054	172,014
Less cost of 1,814,688 common shares of beneficial interest in treasury	(41,848)	(41,848)

TOTAL SHAREHOLDERS' EQUITY	136,206	130,166

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,001,977	$11,717,954

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31
(In thousands, except per share amounts)	2002	2001
REAL ESTATE		(Restated )
Income
Hotels	$20,229	$19,861
Office and industrial (including $1,221 and $1,184 of rental income from banking segment, respectively)	9,754	9,674
Other	290	361

Total income	30,273	29,896

Expenses
Direct operating expenses:
Hotels	14,326	13,741
Office and industrial properties	2,750	2,618
Land parcels and other	290	315
Interest expense	12,499	12,622
Capitalized interest	—	(170)
Amortization of debt expense	255	220
Depreciation	4,863	4,589
Advisory, management and leasing fees—related parties	2,992	3,001
General and administrative	618	767

Total expenses	38,593	37,703

Equity in earnings of unconsolidated entities	2,377	2,354

REAL ESTATE OPERATING LOSS	$(5,943)	$(5,453)

BANKING
Interest income
Loans and leases	$126,445	$148,186
Mortgage-backed securities	12,801	21,719
Trading securities	1,161	815
Investment securities	303	485
Other	1,819	2,578

Total interest income	142,529	173,783

Interest expense
Deposit accounts	24,384	46,252
Borrowings	31,968	34,370

Total interest expense	56,352	80,622

Net interest income	86,177	93,161
Provision for loan and lease losses	(13,645)	(17,920)

Net interest income after provision for loan losses	72,532	75,241

Other income
Deposit servicing fees	30,774	9,337
Servicing and securitization income	17,239	28,245
Gain on trading securities and sales of loans, net	2,759	6,043
Gain (loss) on real estate held for investment or sale, net	5,762	(913)
Other	8,951	10,012

Total other income	65,485	52,724

Continued on following page.

Consolidated Statements of Operations (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31
(In thousands, except per share amounts)	2002	2001
BANKING (Continued)		(Restated )
Operating expenses
Salaries and employee benefits	$51,600	$49,504
Servicing assets amortization and other loan expenses	14,005	9,639
Property and equipment (including $1,221 and $1,184 of rental expense paid to real estate segment, respectively)	9,972	13,325
Marketing	1,313	2,858
Data processing	8,622	8,230
Depreciation and amortization	11,508	8,801
Deposit insurance premiums	316	334
Amortization of goodwill and other intangible assets	146	601
Other	13,083	13,915

Total operating expenses	110,565	107,207

BANKING OPERATING INCOME	$27,452	$20,758

TOTAL COMPANY
Operating income	$21,509	$15,305
Income tax provision	7,214	4,668

Income before minority interest	14,295	10,637
Minority interest held by affiliates	(2,371)	(1,581)
Minority interest—other	(6,329)	(6,329)

TOTAL COMPANY NET INCOME	$5,595	$2,727

Dividends: Real Estate Trust’s perferred shares of beneficial interest	(1,354)	(1,354)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,241	$1,373

NET INCOME PER COMMON SHARE
Income before minority interest	$2.68	$1.92
Minority interest held by affiliates	(0.49)	(0.33)
Minority interest—other	(1.31)	(1.31)

NET INCOME PER COMMON SHARE	$0.88	$0.28

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders' Equity

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31
(Dollars in thousands)	2002	2001
		(Restated)

COMPREHENSIVE INCOME

Net income	$5,595	$2,727
Other comprehensive income:
Net unrealized holding gains	—	3,959

TOTAL COMPREHENSIVE INCOME	$5,595	$6,686

CHANGES IN SHAREHOLDERS' EQUITY

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)	6,642	6,642

PAID-IN SURPLUS
Beginning and end of period	92,943	92,943

RETAINED EARNINGS
Beginning of period	71,913	48,498
Net income	5,595	2,727
Adjustments—Saul Holdings investments	1,799	553
Dividends:
Real Estate Trust preferred shares of beneficial interest:
Distributions payable	(1,354)	(1,354)

End of period	77,953	50,424

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period	—	(1,670)
Net unrealized holding gains	—	3,959

End of period	—	2,289

TREASURY SHARES
Beginning and end of period (1,814,688 shares)	(41,848)	(41,848)

TOTAL SHAREHOLDERS' EQUITY	$136,206	$110,966

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31
(In thousands)	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated )
Real Estate
Net loss	$(3,888)	$(3,595)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,863	4,589
Decrease in accounts receivable and accrued income	42	3,203
Increase (decrease) in deferred tax liability	120	(1,858)
Decrease in accounts payable and accrued expenses	(11,310)	(9,413)
Amortization of debt expense	497	460
Equity in earnings of unconsolidated entities	(2,377)	(2,354)
Dividends and tax sharing payments	6,200	8,900
Other	(73)	526

	(5,926)	458

Banking
Net income	9,483	6,322
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	4,962	5,706
Depreciation and amortization	11,510	8,801
Loss on retirement of fixed assets	114	—
Provision for loan and lease losses	13,645	17,920
Proceeds from sales of trading securities	518,125	314,946
Net fundings of loans held for sale and/or securitization	(1,134,395)	(745,009)
Proceeds from sales of loans held for sale and/or securitization	529,849	416,584
Gain on trading securities and sales of loans, net	(2,759)	(6,043)
(Gain) loss on sales of real estate held for sale	(5,612)	24
Provision for losses on real estate held for investment or sale	—	1,050
(Decrease) increase in interest-only strips	(2,150)	4,933
Amortization of goodwill and other intangible assets	146	603
(Increase) decrease in other assets	(14,255)	14,672
Decrease in other liabilities	(16,512)	(20,054)
Minority interest held by affiliates	2,371	1,581
Minority interest—other	2,438	2,438

	(83,040)	24,474

Net cash provided by (used in) operating activities	(88,966)	24,932

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures—properties	(1,692)	(1,361)
Equity investment in unconsolidated entities	1,032	735
Other	—	25

	(660)	(601)

Banking
Net proceeds from redemption of Federal Home Loan Bank stock	26,254	28,528
Net proceeds from sales of real estate	7,436	3,812
Net principal collected (fundings) of loans and leases receivable	855,689	621,636
Principal collected on mortgage-backed securities	193,276	124,168
Purchases of Federal Home Loan Bank stock	(30,213)	(9,435)
Purchases of investment securities	—	(298)
Purchases of loans receivable	(1,203,042)	(608,407)
Purchases of property and equipment	(9,845)	(1,621)
Disbursements for real estate held for investment or sale	(1,495)	(2,407)

	(161,940)	155,976

Net cash provided by (used in) investing activities	(162,600)	155,375

Continued on following page.

Consolidated Statements of Cash Flows (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31
(In thousands)	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES		(Restated )
Real Estate
Proceeds from mortgage financing	$—	$1,025
Proceeds from notes payable—secured	4,250	—
Repayments of notes payable—secured	(3,000)	(2,500)
Principal curtailments and repayments of mortgages	(2,506)	(2,054)
Proceeds from sales of unsecured notes	3	4,532
Repayments of unsecured notes	(1,370)	(2,317)
Costs of obtaining financings	(320)	(35)

	(2,943)	(1,349)

Banking
Proceeds from customer deposits and sales of certificates of deposit	10,879,087	11,868,189
Customer withdrawals of deposits and payments for maturing certificates of deposit	(10,660,689)	(11,969,454)
Net (decrease) increase in securities sold under repurchase agreements	(92,476)	375,365
Advances from the Federal Home Loan Bank	2,226,212	2,665,125
Repayments of advances from the Federal Home Loan Bank	(2,077,028)	(3,101,989)
Net increase in other borrowings	29,760	7,536
Cash dividends paid on preferred stock	(2,438)	(2,438)
Cash dividends paid on common stock	(5,000)	(5,000)

	297,428	(162,666)

Net cash provided by (used in) financing activities	294,485	(164,015)

Net increase in cash and cash equivalents	42,919	16,292
Cash and cash equivalents at beginning of period	465,686	452,928

Cash and cash equivalents at end of period	$508,605	$469,220

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$4,434	$12,368
Banking
Cash and other deposits	504,171	456,852

Cash and cash equivalents at end of period	$508,605	$469,220

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$78,771	$101,939
Income taxes refunded, net	(2,286)	(23,714)
Shares of Saul Centers, Inc. common stock	2,768	2,079
Cash received during the period from:
Dividends on shares of Saul Centers, Inc. common stock	1,330	1,181
Distributions from Saul Holdings Limited Partnership	1,632	1,632

Supplemental disclosures of noncash activities:
Rollovers of notes payable—unsecured	1,606	1,796
Loans held for sale exchanged for trading securities	518,118	311,370
Loans receivable transferred to (from) loans held for securitization and sale	(250,000)	684,085
Loans receivable transferred to real estate acquired in settlement of loans	462	1,102

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust’s audited consolidated financial statements included in its Form 10-K for the fiscal year ended September 30, 2002. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

2.    The accompanying financial statements include the accounts of B. F. Saul Real Estate Investment Trust and its wholly owned subsidiaries (the “Real Estate Trust”), which are involved in the ownership and development of income-producing properties. The accounts of the Trust’s 80%-owned banking subsidiary, Chevy Chase Bank, F.S.B., and its subsidiaries (“Chevy Chase” or the “Bank”) have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results and cash flows for two business segments: Real Estate and Banking. All significant intercompany transactions, except as disclosed elsewhere in the financial statements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the bank are presented gross in the Consolidated Statements of Cash Flows.

3.    The Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978. As a result of the Trust’s acquisition of an additional 20% equity interest in the Bank in June 1990, the Bank became a member of the Trust’s affiliated group filing consolidated federal income tax returns. The current effect of the Trust’s consolidation of the Bank’s operations into its federal income tax return results in the use of the Trust’s net operating losses and net operating loss carryforwards to reduce the federal income taxes the Bank would otherwise owe.

4.	BANKING:

LOANS HELD FOR SECURITIZATION AND/OR SALE:

Loans held for securitization and/or sale is composed of the following:

(In thousands)	December 31, 2002	September 30, 2002
Single-family residential	$1,021,781	$930,613
Automobile	42,019	290,656
Home improvement and related loans	399	1,766

Total	$1,064,199	$1,223,035

LOANS AND LEASES RECEIVABLE:

Loans and leases receivable is composed of the following:

(In thousands)	December 31, 2002	September 30, 2002
Single-family residential	$3,953,684	$3,624,711
Home equity	1,151,431	1,090,325
Real estate construction and ground	468,474	458,425
Commercial real estate and multifamily	26,115	20,578
Commercial	1,510,392	1,518,308
Automobile	590,375	333,078
Subprime automobile	191,663	232,001
Automobile leasing	1,124,956	1,130,425
Home improvement and related loans	85,790	101,156
Overdraft lines of credit and other consumer	36,752	37,300

	9,139,632	8,546,307

Less:
Undisbursed portion of loans	930,693	913,366
Unearned discounts and net deferred loan origination costs	(55,405)	(49,512)
Allowance for losses on loans and leases	73,809	71,109

	949,097	934,963

Total	$8,190,535	$7,611,344

REAL ESTATE HELD FOR INVESTMENT OR SALE:

The Bank’s real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank’s real estate acquired in settlement of loans or real estate owned (“REO”) is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

(In thousands)	December 31, 2002	September 30, 2002
Real estate held for investment (net of allowance for losses of $202 for both periods)	$925	$925
Real estate held for sale (net of allowance for losses of $71,193 and $71,293, respectively)	23,660	23,372

Total real estate held for investment or sale	$24,585	$24,297

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term “Trust” used in the text and the financial statements included herein refers to the combined entity, which includes B. F. Saul Real Estate Investment and its subsidiaries, including Chevy Chase and Chevy Chase’s subsidiaries. “Real Estate Trust” refers to B.F. Saul Real Estate Investment Trust and its subsidiaries, excluding Chevy Chase and Chevy Chase’s subsidiaries. The operations conducted by the Real Estate Trust are designated as “Real Estate,” while the business conducted by the Bank and its subsidiaries is identified by the term “Banking.”

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at December 31, 2002, consisted primarily of hotels, office projects, and land parcels. During the quarter ended December 31, 2002, the Real Estate Trust’s hotel portfolio included 18 properties containing 3,578 available rooms.

The hotel portfolio experienced an average occupancy rate of 56% and an average room rate of $84.75 during the quarter ended December 31, 2002, compared to an average occupancy of 54% and an average room rate of $84.68 during the same period in the prior year. REVPAR (revenue per available room) for the hotels was $47.04 for the quarter ended December 31, 2002, a 3.0% increase over REVPAR for the quarter ended December 31, 2001 of $45.67.

Office space in the Real Estate Trust’s office property portfolio was 88% leased at December 31, 2002, compared to a leasing rate of 87% at December 31, 2001. At December 31, 2002, the Real Estate Trust’s office property portfolio consisted of 13 properties and had a total gross leasable area of 1,978,000 square feet, of which 383,000 square feet (19.4%) and 305,000 square feet (15.4%) are subject to leases expiring in the remainder of fiscal 2003 and fiscal 2004.

BANKING

General.     The Bank’s assets increased by $295.3 million during the current quarter to $11.6 billion at December 31, 2002. Total loans and leases increased $420.4 million to $9.3 billion at December 31, 2002. The Bank recorded operating income of $27.5 million during the quarter ended December 31, 2002, compared to operating income of $20.8 million in the prior corresponding quarter. An increase in other (non-interest) income and a decrease in the provision for loan and lease losses were partially offset by lower net interest income and higher operating expenses.

At December 31, 2002, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.52%, 5.52%, 6.96% and 10.76%, respectively. The Bank’s regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). See “Capital.”

During the quarter ended December 31, 2002, the Bank declared and paid out of retained earnings a cash dividend on its Common Stock in the amount of $500 per share.

During the December quarter, the amount of delinquent and non-performing loans in the Bank’s various portfolios increased as a result of seasonal trends and adverse general economic conditions. The levels of delinquent and non-performing loans could increase further if general economic conditions do not improve.

Asset Quality.     Non-Performing Assets.   The following table sets forth information concerning the Bank’s non-performing assets. The figures shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	December 31, 2002	September 30, 2002	December 31, 2001
Non-performing assets:
Non-accrual loans and leases:
Residential	$16,074	$13,680	$11,338
Real estate and construction and ground	1,509	653	—

Total non-accrual real estate loans	17,583	14,333	11,338
Commercial	521	2,329	—
Subprime automobile	9,358	7,755	14,816
Other consumer	2,847	2,344	6,882

Total non-accrual loans and leases (1)	30,309	26,761	33,036

Real estate owned	94,853	94,665	115,672
Allowance for losses on real estate owned	(71,193)	(71,293)	(86,302)

Real estate owned, net	23,660	23,372	29,370

Total non-performing assets	$53,969	$50,133	$62,406

Allowance for losses on loans and leases	$73,809	$71,109	$66,018
Allowance for losses on real estate held for investment	202	202	202
Allowance for losses on real estate owned	71,193	71,293	86,302

Total allowances for losses	$145,204	$142,604	$152,522

Ratios:

Non-performing assets to total assets	0.47%	0.44%	0.55%

Allowance for losses on real estate loans to non-accrual real estate loans (1)	31.50%	44.04%	70.96%

Allowance for losses on other consumer loans and leases to non-accrual other consumer loans and leases (1)(2)	383.35%	435.35%	207.58%

Allowance for losses on loans and leases to non-accrual loans and leases (1)	243.52%	265.72%	199.84%

Allowance for losses on loans and leases to total loans and leases receivable (3)	0.79%	0.80%	0.77%

(1)	Before deduction of allowances for losses.

(2)	Includes subprime automobile loans.

(3)	Includes loans and leases receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets totaled $53.9 million, after valuation allowances on REO of $71.2 million, at December 31, 2002, compared to $50.1 million, after valuation allowances on REO of $71.3 million, at September 30, 2002. In addition to the valuation allowances on REO, the Bank maintained $73.8 million and $71.1 million of valuation allowances on its loan and lease portfolio at December 31, 2002 and September 30, 2002, respectively. The $3.8 million increase in non-performing assets for the current quarter resulted from a $3.5 million increase in non-accrual loans and a $0.3 million increase in REO. See “Non-accrual Loans” and “REO.”

Non-accrual Loans.  The Bank’s non-accrual loans increased to $30.3 million at December 31, 2002 from $26.8 million at September 30, 2002. Non-accrual residential real estate loans increased from $14.3 million to $17.6 million, non-accrual commercial loans decreased from $2.3 million to $0.5 million and non-accrual consumer and other loans increased from $10.1 million to $12.2 million. The overall increase in non-accrual loans was largely the result of adverse economic conditions and traditional seasonal trends.

REO.  At December 31, 2002, the Bank’s REO totaled $23.7 million, after valuation allowances on such assets of $71.2 million as set forth in the following table. The principal component of REO consists of two planned unit developments (the “Communities”), both of which are under active development. Only commercial ground properties remain in the two Communities.

	Number of Properties	Gross Balance	Charge- Offs	Balance Before Valuation Allowances	Valuation Allowances	Balance After Valuation Allowances	Percent of Total
Communities	2	$96,361	$9,700	$86,661	$67,562	$19,099	80.7%
Commercial ground	1	10,071	2,732	7,339	3,631	3,708	15.7%
Single-family residential properties	3	882	29	853	—	853	3.6%

Total REO	6	$107,314	$12,461	$94,853	$71,193	$23,660	100.0%

During the three months ended December 31, 2002, REO increased $0.3 million primarily as a result of lot finishing costs in one of the two remaining Communities, which was partially offset by sales in the Communities.

Delinquent Loans.    At December 31, 2002, delinquent loans totaled $98.4 million, or 1.1% of loans, compared to $77.3 million, or 0.9% of loans, at September 30, 2002. The following table sets forth information regarding the Bank’s delinquent loans at December 31, 2002.

	Principal Balance (Dollars in Thousands)
	Real Estate Loans	Subprime Automobile Loans	Commercial	Other Consumer Loans	Total	Total as a Percentage of Loans (1)
Loans delinquent for:
30-59 days	$9,824	$37,170	$9,037	$17,901	$73,932	0.8%
60-89 days	2,527	13,623	4,216	4,102	24,468	0.3%

Total	$12,351	$50,793	$13,253	$22,003	$98,400	1.1%

(1)	Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Real estate loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity loans. Total delinquent real estate loans increased to $12.4 million at December 31, 2002, from $10.8 million at September 30, 2002, largely as a result of adverse economic conditions coupled with traditional seasonal delinquencies.

Adverse economic conditions and traditional seasonal delinquencies also contributed to an increase in delinquent subprime automobile loans from $45.8 million at September 30, 2002 to $50.8 million at December 31, 2002.

Commercial loans classified as delinquent 30-89 days consisted of 24 loans totaling $13.3 million at December 31, 2002 compared to 12 loans totaling $4.3 million at September 30, 2002. The increase in delinquencies reflects general economic conditions.

Other consumer loans delinquent 30-89 days increased to $22.0 million at December 31, 2002 from $16.3 million at September 30, 2002. The increase in delinquencies reflects general economic conditions coupled with traditional seasonal delinquencies.

Potential Problem Assets.    Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. At December 31, 2002 and September 30, 2002, potential problem assets totaled $23.6 million and $22.4 million, respectively.

Troubled Debt Restructurings.    At December 31, 2002 and September 30, 2002, the Bank had no troubled debt restructurings.

Real Estate Held for Investment.    At December 31, 2002 and September 30, 2002, real estate held for investment consisted of one property with book value of $0.9 million, net of valuation allowances of $0.2 million.

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

Analysis of Allowance for and Charge-offs of Loans and Leases

(Dollars in thousands)

	Three Months Ended December 31,		Year Ended September 30, 2002
	2002	2001
Balance at beginning of year	$71,109	$63,018	$63,018

Provision for loan and lease losses	13,645	17,920	56,015

Charge-offs:
Single family residential and home equity	(141)	(208)	(1,132)
Commercial real estate and multifamily	—	—	(27)
Subprime automobile	(9,037)	(12,449)	(40,695)
Other consumer	(5,163)	(5,209)	(20,225)

Total charge-offs	(14,341)	(17,866)	(62,079)

Recoveries (1):
Single family residential and home equity	21	35	76
Commercial real estate and multifamily	1	—	18
Subprime automobile	2,399	2,351	11,311
Other consumer	975	560	2,750

Total recoveries	3,396	2,946	14,155

Charge-offs, net of recoveries	(10,945)	(14,920)	(47,924)

Balance at end of year	$73,809	$66,018	$71,109

Provision for loan and lease losses to average loans and leases (2) (3)	0.60%	0.84%	0.66%
Net loan and lease charge-offs to average loans and leases (2) (3)	0.48%	0.70%	0.57%
Ending allowance for losses on loans and leases to total loans and leases (3) (4)	0.79%	0.77%	0.80%

(1)	Includes proceeds received from the sale of charged-off loans.
(2)	Annualized
(3)	Includes loans held for securitization and/or sale.
(4)	Before deduction of allowance for losses.

Components of Allowance for Losses on Loans and Leases by Type

(Dollars in thousands)

	December 31,
	2002		2001		September 30, 2002
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of period allocated to:

Single-family residential	$1,952	53.6%	$2,190	57.9%	$1,953	51.5%

Home equity	817	12.4	1,092	5.0	817	12.3

Commercial real estate and multifamily	188	0.3	190	0.4	124	0.2

Real estate construction and ground	2,581	2.4	4,574	2.9	3,419	2.9

Commercial	18,227	9.0	11,180	9.2	16,934	9.1

Prime automobile	5,210	6.8	5,395	5.6	4,150	7.0

Automobile leases	6,710	12.1	4,630	13.0	5,030	12.8

Subprime automobile	32,000	2.1	32,000	4.3	32,000	2.6

Home improvement and related loans	1,151	0.9	2,321	1.3	1,151	1.2

Overdraft lines of credit and other consumer	1,718	0.4	695	0.4	1,635	0.4

Unallocated	3,255	—	1,751	—	3,896	—

Total	$73,809		$66,018		$71,109

Real Estate Held for Investment or Sale

(Dollars in thousands)

Activity in Allowance for Losses
	Three Months Ended December 31,		Year Ended September 30, 2002
	2002	2001
Balance at beginning of period:
Real estate held for investment	$202	$202	$202
Real estate held for sale	71,293	85,152	85,152

Total	71,495	85,354	85,354

Provision for real estate losses:
Real estate held for sale	—	1,050	700

Total	—	1,050	700

Chargeoffs net of recoveries:
Real estate held for sale:
Residential ground	—	—	(1,589)
Communities	(100)	100	(12,970)

Total net (chargeoffs) recoveries	(100)	100	(14,559)

Balance at end of period:
Real estate held for investment	202	202	202
Real estate held for sale	71,193	86,302	71,293

Total	$71,395	$86,504	$71,495

Components of Allowance for Losses
	Three Months Ended December 31,		Year Ended September 30, 2002
	2002	2001
Allowance for losses on real estate held for investment	$202	$202	$202

Allowance for losses on real estate held for sale:
Residential ground	—	1,689	100
Commercial ground	3,631	3,631	3,631
Communities	67,562	80,982	67,562

Total	71,193	86,302	71,293

Total allowance for losses on real estate held for investment or sale	$71,395	$86,504	$71,495

At December 31, 2002, the Bank’s total allowances for losses on loans and leases and real estate held for investment or sale was $145.2 million, an increase of $2.6 million from $142.6 million at September 30, 2002. Management reviews the adequacy of the allowances for losses on loans and leases and real estate using a variety of measures and tools including historical loss performance, delinquency status, internal risk ratings, current economic conditions and current underwriting policies and procedures. Using this analysis, management determines a range of acceptable valuation allowances. Management believes that the overall level of the allowance is appropriate.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $76.9 million at December 31, 2002, which constituted 68.4% of total non-performing real estate assets, before valuation allowances. During the three months ended December 31, 2002, the Bank recorded net charge-offs of $0.2 million on these assets. The allowance for losses on real estate held for sale at December 31, 2002 is in addition to approximately $12.5 million of cumulative charge-offs previously taken against assets remaining in the Bank’s portfolio at December 31, 2002.

At both December 31, 2002 and September 30, 2002, the combined allowance for losses on consumer loans and leases, including automobile, subprime automobile, home improvement and related loans, overdraft lines of credit and other consumer loans was $46.8 million and $44.0 million, respectively. Net charge-offs of consumer and other loans totaled $10.8 million for the three months ended December 31, 2002 compared to $14.7 million for the three months ended December 31, 2001. The decline in net charge-offs is attributable to declining subprime automobile loan balances as a result of the Bank’s prior decision to discontinue origination of these loans.

Asset and Liability Management.    The following table presents the interest rate sensitivity of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2002, which reflects loan amortization and management’s estimate of loan prepayments. Variable rate loans are assumed to mature in the period in which their interest rates are next scheduled to adjust. Prepayment rates for the Bank’s loans are based on recent actual and market experience. Statement savings accounts with balances under $20,000 are classified based upon management’s assumed annual attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
As of December 31, 2002
Real estate loans:
Adjustable-rate	$3,006,120	$292,382	$303,887	$155,007	$81,233	$3,838,629
Fixed-rate	78,115	57,718	182,146	125,732	280,397	724,108
Home equity credit lines and second mortgages	793,581	2,283	8,249	6,990	31,166	842,269
Commercial	674,526	24,522	76,888	50,524	715	827,175
Consumer and other	463,508	399,780	899,445	235,449	33,982	2,032,164
Loans held for securitization and/or sale	1,064,199	—	—	—	—	1,064,199
Mortgage-backed securities	151,527	123,850	206,441	150,075	202,578	834,471
Other investments	244,299	—	46,423	—	—	290,722

Total interest-earning assets	6,475,875	900,535	1,723,479	723,777	630,071	10,453,737
Total non-interest earning assets	—	—	—	—	1,121,911	1,121,911

Total assets	$6,475,875	$900,535	$1,723,479	$723,777	$1,751,982	$11,575,648

Deposits:
Fixed maturity deposits	$1,048,757	$572,454	$256,126	$113,715	$—	$1,991,052
NOW, statement and passbook accounts	2,323,794	44,464	148,092	100,795	214,806	2,831,951
Money market deposit accounts	2,027,583	—	—	—	—	2,027,583
Borrowings:
Capital notes—subordinated	—	—	150,000	—	100,000	250,000
Other	847,782	330	1,482,653	24,905	93,246	2,448,916

Total interest-bearing liabilities	6,247,916	617,248	2,036,871	239,415	408,052	9,549,502
Minority interest	—	—	—	—	144,000	144,000
Total non-interest bearing liabilities	—	—	—	—	1,339,727	1,339,727
Stockholders' equity	—	—	—	—	542,419	542,419

Total liabilities & stockholders' equity	$6,247,916	$617,248	$2,036,871	$239,415	$2,434,198	$11,575,648

Gap	$227,959	$283,287	($313,392)	$484,362	$222,019
Cumulative gap	$227,959	$511,246	$197,854	$682,216	$904,235
Cumulative gap as a percentage of total assets	2.0%	4.4%	1.7%	5.9%	7.8%

The interest sensitivity “gap” shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was 4.4% at December 31, 2002 compared to 2.7% at September 30, 2002. The improvement in the Bank’s one-year gap during this period results from various initiatives undertaken by management in light of the current low interest rate environment, including increased origination of short-term adjustable rate mortgage loans. The Bank continues to consider a variety of strategies to manage its interest rate risk position.

Capital.    At December 31, 2002, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at December 31, 2002, in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders' equity per financial statements	$542,419
Minority interest in REIT Subsidiary (1)	144,000

	686,419

Adjustments for tangible and core capital:
Intangible assets	(43,052)
Non-includable subsidiaries (2)	(1,418)
Non-qualifying purchased/originated loan servicing rights	(4,651)

Total tangible capital	637,298	5.52%	$173,148	1.50%	$464,150	4.02%

Total core capital (3)	637,298	5.52%	$461,727	4.00%	$175,571	1.52%

Tier 1 risk-based capital (3)	637,298	6.96%	$362,609	4.00%	$274,690	2.96%

Adjustments for total risk-based capital:
Subordinated capital debentures	250,000
Allowance for general loan and lease losses	73,809

Total supplementary capital	323,809

Total available capital	961,107
Equity investments (2)	(2,081)

Total risk-based capital (3)	$959,026	10.76%	$725,217	8.00%	$233,809	2.76%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
(2)	Reflects an aggregate offset of $0.2 million representing the allowance for general loan losses maintained against the Bank’s equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a “credit” against the deductions from capital otherwise required for such investments.
(3)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank’s REO at December 31, 2002, after valuation allowances of $71.2 million, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,081	(1)
1991	17,018	(2)
1995	3,708	(2)
2002	178
2003	675

Total REO	$23,660

(1)	The Bank treats this amount as an equity investment for regulatory capital purposes.
(2)	The Bank has received, from the OTS, an extension of the holding periods of these REO properties through February 7, 2004.

The Bank’s regulatory capital calculations as of December 31, 2002 reflect an additional $32.2 million dollar-for-dollar deduction from total capital that took effect on that date for certain of the Bank’s residual interests relating to securitzation transactions closed prior to January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

The Real Estate Trust’s cash flows from operating activities have been historically insufficient to meet all of its cash flow requirements. The Real Estate Trust’s internal source of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its indebtedness, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings, the sale of unsecured notes, refinancing of maturing mortgage debt, proceeds from asset sales, and dividends and tax sharing payments from the Bank. For the foreseeable future, the Real Estate Trust’s ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources. Dividends received from the Bank are a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the Bank’s operating performance and income, and regulatory restrictions on such payments.

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. During the quarter ended December 31, 2002, the Bank made tax sharing payments totaling $2.2 million and a dividend payment of $4.0 million to the Real Estate Trust. Tax sharing and dividend payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

In recent years, the operations of the Trust have generated net operating losses while the Bank has reported net income. It is anticipated that the Trust’s consolidation of the Bank’s operations into the Trust’s federal income tax return will result in the use of the Trust’s net operating losses to reduce the federal income taxes the Bank would otherwise owe. If in any future year, the Bank has taxable losses or unused credits, the Trust would be obligated to reimburse the Bank for the greater of (i) the tax benefit to the group using such tax losses or unused tax credits in the group’s consolidated federal income tax returns or (ii) the amount of the refund which the Bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group.

During the quarter ended December 31, 2002, the Trust has purchased through dividend reinvestment 83,000 shares of common stock of Saul Centers and as of December 31, 2002 owned approximately 3,493,000 shares representing 23.1% of such company’s outstanding common stock. As of December 31, 2002, the market value of these shares was approximately $83.1 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership (“Saul Holdings Partnership”) the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the quarter ended December 31, 2002, the Real Estate Trust received total cash distributions of $1.6 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s lines of credit banks.

In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of 9 3/4% Senior Secured Notes due 2008, (the “1998 Notes”). After providing for the retirement of $175.0 million aggregate principal amount of 11 5/8% Senior Secured Notes issued in 1994 (the “1994 Notes”), including a prepayment premium of $10.0 million and debt issuance costs of approximately $5.9 million, the Real Estate Trust realized approximately $9.1 million in new funds. In addition, the Real Estate Trust received about $13.2 million in cash which had been held as additional collateral by the indenture agent under the 1994 Notes. The 1998 Notes are secured by a first priority perfected security interest in 8,000 shares, or 80%, of the issued and outstanding common stock of the bank, which constitute all of the bank common stock held by the Real Estate Trust. The 1998 Notes are nonrecourse obligations of the Real Estate Trust.

The Real Estate Trust is currently selling unsecured notes, with maturities ranging from one to ten years, primarily to provide funds to repay maturing unsecured notes. To the degree that the Real Estate Trust does not sell new unsecured notes in amounts sufficient to finance completely the scheduled repayments of outstanding unsecured notes as they mature, it will finance such repayments from other sources of funds.

In fiscal 1995, the Real Estate Trust established a $15.0 million revolving credit line with an unrelated bank. As of December 31, 2002, the maximum commitment under this line is $50.0 million. The current maturity date for this line is September 29, 2004. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At December 31, 2002 the Real Estate Trust had $3 million in outstanding borrowings under the facility.

In fiscal 1996, the Real Estate Trust established an $8.0 million revolving credit line with an unrelated bank, secured by a portion of the Real Estate Trust’s ownership interest in Saul Holdings Partnership. As of December 31, 2002, the maximum commitment under this line is $35.0 million. The current maturity date for this line is November 15, 2004. Interest is computed by reference to a floating rate index. At December 31, 2002, the Real Estate Trust had no outstanding borrowings under the facility.

The maturity schedule for the Real Estate Trust’s outstanding debt at December 31, 2002 for the balance of fiscal 2003 and subsequent years is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes Payable	Notes Payable Secured	Notes Payable Unsecured	Total
2003(1)	$37,365	$3,000	$9,375	$49,740
2004	19,816	—	11,853	31,669
2005	15,426	—	10,143	25,569
2006	94,493	—	5,936	100,429
2007	4,582	—	4,334	8,916
Thereafter	151,746	200,000	12,148	363,894

Total	$323,428	$203,000	$53,789	$580,217

(1)	January 1, 2003–September 30, 2003

Of the $323.4 million of mortgage debt outstanding at December 31, 2002, $298.1 million was nonrecourse to the Real Estate Trust.

DEVELOPMENT AND CAPITAL EXPENDITURES

On June 29, 2000, the Real Estate Trust purchased a 6.17 acre site in the Loudoun Tech Center, a 246-acre business park located in Loudoun County, Virginia, for $1.1 million. The site was purchased for the purpose of developing an 81,000 square foot office/flex building to be known as Loudoun Tech Phase I. The cost of development is expected to be $8.4 million upon completion of tenant build-out and will be financed by a $7.4 million construction loan, which has a five-year term, a floating interest rate and one two-year renewal option. Construction of the base building was completed in December 2000, and the building was placed in service during December 2001. No leases have been signed as yet for space in the building. As of December 31, 2002, the Trust’s building basis approximates $5.4 million while the outstanding construction loan balance is $4.0 million.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $12.0 to $15.0 million per year for the next several years.

BANKING

Liquidity.    The Bank’s average liquidity ratio for the quarter ended December 31, 2002, was 6.6% compared to 9.1% for the quarter ended December 31, 2001.

As part of its mortgage banking activities, the Bank sold $1.0 billion of single-family residential loans during the current quarter compared to $489.5 million in the prior corresponding quarter. In addition, the Bank securitized and sold automobile loan receivables of $236.1 million during the prior corresponding quarter. As part of its operating strategy, the Bank continues to explore opportunities to sell assets and to securitize and sell various loan receivables to meet liquidity and other balance sheet objectives.

In connection with its loan origination, securitization and sale activities, the Bank generally retains various interests in the sold loans, including servicing assets and interest-only strips receivable. The Bank typically retains a limited amount of recourse with its securitization through one or more means, most often through the establishment of reserve accounts, overcollateralization of receivables or retention of subordinated asset-backed certificates. The Bank records these interests as assets on its financial statements. In some cases, the Bank determines the carrying value of the asset based on expected future cash flows to be received by the Bank from the underlying assets. Some of these cash flows are payable to the Bank before the claims of others, while other cash flows are subordinated to the claims of others. The tables below summarize the carrying value of these assets at December 31, 2002 and September 30, 2002.

	December 31, 2002
	Not Subordinated	Subordinated	Total
	(in thousands)
Servicing assets	$61,779	$—	$61,779
Interest-only strips receivable	65,142	26,314	91,456
Overcollateralization of loans	—	9,893	9,893
Reserve accounts	—	19,002	19,002

Total	$126,921	$55,209	$182,130

	September 30, 2002
	Not Subordinated	Subordinated	Total
	(in thousands)
Servicing assets	$60,320	$—	$60,320
Interest-only strips receivable	56,456	32,850	89,306
Overcollateralization of loans	—	15,865	15,865
Reserve accounts	—	18,264	18,264

Total	$116,776	$66,979	$183,755

The Bank also is obligated under various recourse provisions related to the swap of single-family residential loans for mortgage-backed securities issued by the Bank. At December 31, 2002, recourse to the Bank under these arrangements was $5.8 million, consisting of restricted cash accounts amounting to $3.5 million and overcollateralization of receivables amounting to $2.3 million. At September 30, 2002, recourse to the Bank under these arrangements was $5.9 million, consisting of restricted cash accounts amounting to $3.5 million and overcollateralization of receivables amounting to $2.4 million.

The Bank also is obligated under a recourse provision related to the servicing of certain residential mortgage loans. At December 31, 2002 and September 30, 2002 recourse to the Bank under this arrangement totaled $3.4 million.

There were no material commitments for capital expenditures at December 31, 2002.

The Bank’s liquidity requirements in fiscal 2003, and for years subsequent to fiscal 2003, will continue to be affected both by the asset size of the Bank, the growth of which will be constrained by regulatory capital requirements, and the composition of the asset portfolio. Management believes that the Bank’s primary sources of funds will be sufficient to meet the Bank’s foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

REAL ESTATE

The Real Estate Trust recorded a loss before depreciation and amortization of $825,000 and an operating loss of $5.9 million in the three-month period ended December 31, 2002 (the “2003 quarter”) compared to a loss before depreciation and amortization of $644,000 and an operating loss of $5.5 million in the three-month period ended December 31, 2001, (the “2002 quarter”). The changes reflect declining results in operations of hotels, office and industrial properties, and higher depreciation and amortization expense.

Income after direct operating expenses from hotels decreased $217,000 (3.5%) in the 2003 quarter from the level achieved in the 2002 quarter. The increase in total revenue of $368,000 (1.9%) was offset by the increase of $585,000 (4.3%) in direct operating expenses.

Income after direct operating expenses from office and industrial properties decreased $52,000 (0.7%) in the 2003 quarter from the 2002 quarter. The two new properties produced an increase of $385,000, while the results from the eleven office properties owned throughout both quarters produced a decrease of $437,000. Gross income decreased $80,000 (0.8%), while expenses increased $132,000 (5.0%). For the eleven office properties owned throughout both periods, total revenue decreased by $383,000 (4.0%) and the increase in direct operating expenses was $53,000 (2.0%). The downturn was due to leased space turning over at lower rental rates in the current period.

Other income decreased $71,000 (19.6%) in the 2003 quarter from the 2002 quarter principally due to lower interest income in the current quarter.

Land parcels and other expense decreased $25,000 (7.8%) in the 2003 quarter from the 2002 quarter due to lower purchase/leaseback and other expense in the current quarter.

Interest expense decreased $123,000 (1.0%) in the 2003 quarter because of lower average interest rates on outstanding borrowings. Average balances of the Real Estate Trust’s outstanding borrowings increased to $583.0 million for the 2003 quarter from $579.8 million for the 2002 quarter. Average interest rates in the 2003 and 2002 quarters were 8.69% and 9.00%, respectively.

Capitalized interest decreased $170,000 (100.0%) in the 2003 quarter since there was no development activity in the current period.

Amortization of debt expense increased $35,000 (16.1%) in the 2003 quarter, primarily due to costs incurred in connection with obtaining and refinancing mortgage loans in recent periods.

Depreciation increased $274,000 (6.0%) in the 2003 quarter, largely as a result of new income-producing assets placed in service in recent periods.

Advisory, management and leasing fees paid to related parties decreased $9,000 (0.3%) in the 2003 quarter from their level in the 2002 quarter. The monthly advisory fees were $458,000 in the 2003 quarter, compared to $475,000 in the 2002 quarter, a decrease aggregating $51,000 (3.6%). Management and leasing fees increased $42,000 (2.7%) in the current quarter, reflecting increased gross revenues from hotel sales and office rents on which fees are based.

General and administrative expense decreased $149,000 (19.4%) in the 2003 quarter, primarily due to decreases in legal of $82,000 (23.9%), accounting of $11,000 (5.9%) and $71,000 (36.2%) in other administrative expenses.

Equity in earnings of unconsolidated entities reflected earnings of $2,377,000 in the 2003 quarter as compared to earnings of $2,354,000 in the 2002 quarter, an increase of $23,000 (1.0%).

BANKING

Overview.     The Bank recorded operating income of $27.5 million for the three months ended December 31, 2002 (the “2002 quarter”), compared to operating income of $20.8 million for the three months ended December 31, 2001 (the “2001 quarter”). An increase in other (non-interest) income and a decrease in the provision for loan and lease losses were partially offset by lower net interest income and higher operating expenses.

Net Interest Income.     Net interest income, before the provision for loan and lease losses, decreased $7.0 million (or 7.5%) in the 2002 quarter. There was no interest income recorded during the 2002 quarter on non-accrual assets and restructured loans. The Bank would have recorded interest income of $0.8 million for the 2002 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank’s net interest income in future periods will continue to be adversely affected by the Bank’s non-performing assets. See “Financial Condition—Asset Quality—Non-Performing Assets.”

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis

(Dollars in thousands)

	Three Months Ended December 31,
	2002			2001
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans and leases receivable, net (1)	$9,059,731	$126,445	5.58%	$8,484,254	$148,254	6.99%
Mortgage-backed securities	909,177	12,801	5.63	1,419,951	21,719	6.12
Federal funds sold and securities purchased under agreements to resell	64,098	240	1.50	16,250	81	1.99
Trading securities	78,764	1,161	5.90	60,265	815	5.41
Investment securities	46,438	303	2.61	45,579	485	4.26
Other interest-earning assets	179,113	1,579	3.53	228,433	2,497	4.37

Total	10,337,321	142,529	5.52	10,254,732	173,783	6.78

Noninterest-earning assets:
Cash	306,360			254,276
Real estate held for investment or sale	23,848			31,813
Property and equipment, net	472,325			453,839
Goodwill and other intangible assets, net	24,809			26,683
Other assets	288,383			280,994

Total assets	$11,453,046			$11,302,337

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$1,657,015	1,284	0.31	$1,403,886	1,176	0.34
Savings deposits	1,039,384	1,589	0.61	907,234	2,321	1.02
Time deposits	2,012,163	14,994	2.98	2,782,351	34,180	4.91
Money market deposits	1,992,946	6,517	1.31	1,644,349	8,575	2.09

Total deposits	6,701,508	24,384	1.46	6,737,820	46,252	2.75
Borrowings	2,765,686	31,968	4.62	2,886,795	34,370	4.76

Total liabilities	9,467,194	56,352	2.38	9,624,615	80,622	3.35

Noninterest-bearing items:
Noninterest-bearing deposits	1,039,026			807,420
Other liabilities	278,729			235,338
Minority interest	144,000			144,000
Stockholders’ equity	524,097			490,964

Total liabilities and stockholders’ equity	$11,453,046			$11,302,337

Net interest income		$86,177			$93,161

Net interest spread (2)			3.13%			3.43%

Net yield on interest-earning assets (3)			3.33%			3.63%

Interest-earning assets to interest-bearing liabilities			109.19%			106.55%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Three Months Ended December 31, 2002
	Compared to
	Three Months Ended December 31, 2001
	Increase (Decrease)
	Due to Change in (1)
	Volume	Rate	Total Change
Interest income:
Loans (2)	$54,736	$(76,477)	$(21,741)
Mortgage-backed securities	(7,294)	(1,624)	(8,918)
Federal funds sold and securities
purchased under agreements to resell	294	(135)	159
Trading securities	267	79	346
Investment securities	61	(243)	(182)
Other interest-earning assets	(486)	(432)	(918)

Total interest income	47,578	(78,832)	(31,254)

Interest expense:
Deposit accounts	(248)	(21,620)	(21,868)
Borrowings	(1,412)	(990)	(2,402)

Total interest expense	(1,660)	(22,610)	(24,270)

Increase (decrease) in net interest income	$49,238	$(56,222)	$(6,984)

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in the 2002 quarter decreased $31.3 million (or 18.0%) from the 2001 quarter as a result of lower average yields on loans and leases receivable, which was partially offset by increases in the average balances of loans and leases receivable of $82.6 million. Also contributing to the decreased income were lower average yields and lower average balances of mortgage-backed securities.

The Bank’s net interest spread decreased to 3.13% in the 2002 quarter from 3.43% in the 2001 quarter. The 30 basis point decrease primarily reflected a decrease in the average yield of interest-earning assets at a greater rate than the rate of decrease in the average cost of interest-bearing liabilities. Average interest-earning assets as a percentage of average interest bearing liabilities increased to 109.19% for the 2002 quarter compared to 106.55% for the 2001 quarter.

Interest income on loans and leases, the largest category of interest-earning assets, decreased $21.7 million from the 2001 quarter primarily because of lower average yields. The decreased average yields on the loan and lease portfolio were primarily due to declines in the various indices on which interest rates on adjustable rate loans are based. The average yield on the loan and lease portfolio decreased 141 basis points (from 6.99% to 5.58%) from the 2001 quarter. Lower average yields on single-family residential loans during the 2002 quarter resulted in an $11.5 million (or 15.3%) decrease in interest income. An increase in the average balance of single-family loan receivables of $359.7 million partially offset this decrease. In addition, lower average yields and lower average balances of automobile loans and leases resulted in a $10.4 million (or 21.4%) decrease in interest income.

Interest income on mortgage-backed securities decreased $8.9 million (or 41.1%) due to lower average balances of $510.8 million and, to a lesser extent, a decrease in the average interest rates on those securities from 6.12% to 5.63%.

Interest expense on deposits decreased $21.9 million (or 47.3%) during the 2002 quarter, due to decreased average rates. The 129 basis point decrease in the average rate on deposits (from 2.75% to 1.46%) resulted from a reduction in the rates paid by the Bank in response to declines in market interest rates. The Bank has also reduced the use of higher-cost brokered deposits as an alternative funding source in the 2002 quarter compared to the 2001 quarter.

Interest expense on borrowings decreased $2.4 million (or 7.0%) in the 2002 quarter compared to the 2001 quarter. The average balances of Federal Home Loan Bank advances decreased by $93.5 million, or 4.8%, and the average rate on such borrowings decreased slightly (from 5.12% to 5.10%), resulting in a reduction of $1.3 million in interest expense. Also contributing to the decrease in interest expense on borrowings were decreases in the average rate paid on securities sold under repurchase agreements and on other borrowings which, combined, resulted in a decrease of $1.1 million in interest expense.

Provision for Loan and Lease Losses.     The Bank’s provision for loan and lease losses decreased to $13.6 million in the 2002 quarter from $17.9 million in the 2001 quarter. The $4.3 million decrease was largely attributable to decreased charge-offs due to the declining balance of the subprime automobile loan portfolio. See “Financial Condition—Asset Quality—Allowances for Losses.”

Other Income.     Other non-interest income increased to $65.5 million in the 2002 quarter from $52.7 million in the 2001 quarter. The $12.8 million (or 24.2%) increase was primarily attributable to an increase in servicing and securitization income, a gain on real estate held for investment or sale and an increase in deposit servicing fees. Partially offsetting these increases was a decrease in gain on trading securities.

Servicing and securitization income increased to $17.2 million in the 2002 quarter, from $9.3 million in the 2001 quarter, primarily as a result of a gain of $10.0 million resulting from the securitization and sale of $300.0 million of loan receivables during the 2002 quarter compared to a gain of $0.3 million resulting from the securitization and sale of $236.1 million of loan receivables in the 2001 quarter.

Gain on real estate held for investment or sale was $5.8 million in the 2002 quarter, an increase of $6.7 million over the loss of the prior corresponding quarter. The increase was primarily the result of a $5.5 million gain on the sale of one of the Bank’s REO properties.

Deposit servicing fees increased $2.5 million (or 9.0%) during the 2002 quarter primarily due to fees generated from the continued expansion of the Bank’s branch and ATM networks.

The net gain on trading securities and sales of loans decreased $3.3 million during the current quarter. The current interest rate environment and the timing of certain hedging transactions led to increased hedging losses during the quarter ended December 31, 2002.

Operating Expenses.     Operating expenses for the 2002 quarter increased $3.4 million (or 3.1%) from the 2001 quarter. Servicing assets amortization and other loan expenses increased $4.4 million, primarily due to an increase in the amortization of capitalized mortgage servicing rights which, in turn, was related to increased prepayments of loans serviced by the Bank for third parties. Property and equipment expenses decreased by $3.4 million primarily because of a decrease in rent expense following the Bank’s relocation to its new headquarters building. Amortization of goodwill and other intangible assets decreased $0.5 million as a result of the adoption of SFAS 142, which requires goodwill to be measured for impairment rather than amortized.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.     Controls and Procedures

The Trust maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Trust’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The principal executive and financial officers of the Trust have evaluated the Trust’s disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10Q and have determined that such disclosure controls and procedures are effective.

Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits required by Item 601 of Regulation S-K are set forth below.

	(b)	The Registrant did not file any reports on Form 8-K during the fiscal quarter covered by this report.

EXHIBITS

EXHIBITS		DESCRIPTION

3.		ORGANIZATIONAL DOCUMENTS

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

(a)

Indenture dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, with respect to the Trust’s 9 3/4% Series B Senior Secured Notes due 2008, as filed as Exhibit 4(a) to Registration Statement 333-49937 is hereby incorporated by reference.

	(b)	Indenture with respect to the Trust’s Senior Notes Due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration No. 33-19909 is hereby incorporated by reference.

(c)

First Supplemental Indenture with respect to the Trust’s Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit T-3C to the Trust’s Form T-3 Application for Qualification of Indentures under the Trust Indenture Act of 1939 (File No. 22-20838) is hereby incorporated by reference.

(d)	Indenture with respect to the Trust’s Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration Statement No. 33-9336 is hereby incorporated by reference.

(e)

Fourth Supplemental Indenture with respect to the Trust’s Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration Statement No. 2-95506 is hereby incorporated by reference.

(f)

Third Supplemental Indenture with respect to the Trust’s Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration Statement No. 2-91126 is hereby incorporated by reference.

(g)

Second Supplemental Indenture with respect to the Trust’s Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration Statement No. 2-80831 is hereby incorporated by reference.

(h)

Supplemental Indenture with respect to the Trust’s Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration Statement No. 2-68652 is hereby incorporated by reference.

(i)

Indenture with respect to the Trust’s Senior Notes due from One Year to Five Years from Date of Issue as filed as Exhibit T-3C to the Trust’s Form T-3 Application for Qualification of Indentures under the Trust Indenture Act of 1939 (file No. 22-10206) is hereby incorporated by reference.

(j)

Indenture dated as of September 1, 1992 with respect to the Trust’s Notes due from One to Ten Years from Date of Issue filed as Exhibit 4(a) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(k)

First Supplemental Indenture dated as of January 16, 1997 with respect to the Trust’s Notes due from One to Ten years from Date of Issue filed as Exhibit 4(b) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(l)

Second Supplemental Indenture dated as of January 13, 1999 with respect to the Trust’s Notes due from One to Ten Years from Date of Issuance as filed as Exhibit 4(l) to Registration Statement No. 333-70753 is hereby incorporated by reference.

10.		MATERIAL CONTRACTS

(a)

Amended and Restated Advisory Contract dated October 1, 1982 by and among the Trust,,B.F. Saul Company and B.F. Saul Advisory Company subsequently, as amended, as filed as Exhibit 10(a) to Registration Statement No 333-70753 is hereby incorporated by reference.

(b)

Assignment and Guaranty Agreement effective May 1, 1972 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File
No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

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

(f)

First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File
No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

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

	(h)	Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

(i)

Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(j)

First Amendment to Registration Rights and Lock-Up Agreement dated September 29, 1999 by and among Saul Centers, Inc., the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, B.F. Saul Property Company and Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(k)

Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.

(l)

Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., B.F. Saul Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the Fiscal quarter ended March 31, 2000 is hereby incorporated by reference.

(m)

Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

(n)

Note Administration Fee Agreement dated as of February 8, 2002, between the Trust and B.F. Saul Advisory Company L.L.C., as filed as Exhibit 10(n) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended December 31, 2001 is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. F. SAUL REAL ESTATE INVESTMENT TRUST
(Registrant)

Date: February 14, 2003	/s/ Stephen R. Halpin, Jr.
Stephen R. Halpin, Jr.
Vice President and Chief Financial Officer

Date: February 14, 2003	/s/ Bill D. Tzamaras
Bill D. Tzamaras
Vice President and Principal Accounting Officer

CERTIFICATION

I, B. Francis Saul II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of B. F. Saul Real Estate Investment Trust;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of trustees (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ B. Francis Saul II
B. Francis Saul II Chairman of the Board

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of B. F. Saul Real Estate Investment Trust;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of trustees (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Stephen R. Halpin, Jr.
Stephen R. Halpin, Jr. Vice President and Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, B. Francis Saul II, the Chairman of B. F. Saul Real Estate Investment Trust (the “Trust”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Trust’s Quarterly Report on
Form 10-Q for the period ending December 31, 2002 (the “Report”). The undersigned hereby certifies that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

Date: February 14, 2003

/s/ B. Francis Saul II
B. Francis Saul II Chairman of the Board

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Stephen R. Halpin, Jr., the Vice President and Chief Financial Officer of B. F. Saul Real Estate Investment Trust (the “Trust”), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Trust’s Quarterly Report on Form 10-Q for the period ending December 31, 2002 (the “Report”). The undersigned hereby certifies that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

Date: February 14, 2003

/s/ Stephen R. Halpin, Jr.
Stephen R. Halpin, Jr. Vice President and Chief Financial Officer