Form 10-K/A
period 2002-09-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2003-05-16
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File number 1-7184

B. F. SAUL REAL ESTATE INVESTMENT TRUST

(Exact name of registrant as specified in its charter)

Maryland	52-6053341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7501 Wisconsin Avenue, Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(301) 986-6000

Securities registered pursuant to Section 12(b) of Act:

Title of each class	Name of each exchange on which registered

N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was requires to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2). Yes ☐ No ☒

There were no Common Shares of Beneficial Interest held by non-affiliates of the registrant as of May 13, 2003.

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of May 13, 2003 was 4,826,910.

PART I

EXPLANATORY NOTE: This 10-K/A is being filed for the purpose of amending and restating items 1, 6, 7, 8 and 15 to reflect the restatement of our consolidated financial statements as of and for the years ended September 30, 2002, 2001 and 2000. Please see Item 1. “Business—Restatements—Automobile Lease Restatement” for a detailed discussion of the restatement. We have made no further changes to the previously filed Form 10-K. Unless otherwise indicated, all information in this Form 10-K/A is as of September 30, 2002 and does not reflect any subsequent information or events other than the restatement.

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

The principal business activities of the Trust are the ownership of 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. (“Chevy Chase”), whose assets accounted for 96% of the Trust’s consolidated assets at September 30, 2002, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in Chevy Chase, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the Office of Thrift Supervision, also know as “OTS.” See “Banking—Holding Company Regulation.”

The Trust recorded net income of $25.9 million in the fiscal year ended September 30, 2002, compared to a net income of $33.9 million in the fiscal year ended September 30, 2001.

The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term “Trust” used in the text and the financial statements included herein refers to the combined entity, which includes B. F. Saul Real Estate Investment Trust and its subsidiaries, including Chevy Chase and Chevy Chase’s subsidiaries. The term “Real Estate Trust” refers to B. F. Saul Real Estate Investment Trust and its subsidiaries, excluding Chevy Chase and Chevy Chase’s subsidiaries. The operations conducted by the Real Estate Trust are designated as “Real Estate,” while the business conducted by Chevy Chase and its subsidiaries is identified as “Banking.”

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains sweeping provisions intended to restore public confidence in the honesty and integrity of the public securities markets. The Trust is currently evaluating the Act and intends to comply with those provisions applicable to the Trust.

Real Estate

The Real Estate Trust’s long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate. The properties owned by the Real Estate Trust are located predominantly in the mid-Atlantic and southeastern regions of the United States and consist principally of hotels, office projects, and undeveloped land parcels.

The Real Estate Trust has significant relationships with B.F. Saul Company (the “Saul Company”) and two of its wholly owned subsidiaries, B.F. Saul Advisory Company L.L.C., formerly known as B.F. Saul Advisory Company, referred to in this report as the “Advisor,” and B. F. Saul Property Company, (“Saul Property Co.”) formerly known as Franklin Property Company. Saul Company, founded in 1892, specializes in commercial property management and leasing, hotel management, development and construction management, acquisitions, sales and financing of real estate property and insurance. Certain officers and trustees of the Trust are also officers and/or directors of Saul Company, the Advisor and

Saul Property Co. Other than uncompensated officers, the Trust has no employees. See “Item 13. Certain Relationships and Related Transactions—Management Personnel.”

The Advisor acts as the Real Estate Trust’s investment advisor and manages the day-to-day financial, accounting, legal and administrative affairs of the Real Estate Trust. Saul Property Co. acts as leasing and management agent for the income-producing properties owned by the Real Estate Trust, and plans and oversees the development of new properties and the expansion and renovation of existing properties.

Banking

Chevy Chase Bank, F.S.B., referred to in this document as “Chevy Chase” or the “bank,” is a federally chartered and federally insured stock savings bank which at September 30, 2002 was conducting business from 197 full-service branch offices, including 53 grocery store banking centers, and 771 automated teller machines in Maryland, Delaware, Virginia and the District of Columbia. The bank has its home office in McLean, Virginia and its executive offices in Bethesda, Maryland, both suburban communities of Washington, DC. The bank either directly or through a wholly owned subsidiary also maintains a commercial loan production office located in Baltimore, Maryland, seven mortgage loan production offices in the mid-Atlantic region and five automobile loan production offices. In addition, the bank maintains a network of third party originators in order to supplement its direct origination of loans. At September 30, 2002, the bank had total assets of $11.3 billion and total deposits of $7.4 billion. Based on total assets at September 30, 2002, Chevy Chase is the largest full-service bank headquartered in the Washington, DC metropolitan area.

Chevy Chase is a consumer oriented, full service banking institution principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and other consumer loans. The bank also has an active commercial lending program. The bank’s principal deposit and lending markets are located in the Washington, DC metropolitan area. As a complement to its basic deposit and lending activities, the bank provides related financial services to its customers, including securities brokerage and insurance products offered through its subsidiaries. In addition, the bank offers a variety of investment products and provides fiduciary services to a primarily institutional customer base through its subsidiary, ASB Capital Management, Inc., and to a primarily high net worth customer base through another subsidiary, Chevy Chase Trust Company.

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

Chevy Chase recorded operating income of $103.6 million for the year ended September 30, 2002, compared to operating income of $95.6 million for the year ended September 30, 2001. At September 30, 2002, the bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.59%, 5.59%, 7.05% and 10.76%, respectively. The bank’s regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, also known as “FIRREA,” as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, also known as “FDICIA”.

Chevy Chase is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the “OTS”) and, to a lesser extent, by the Federal Deposit Insurance Corporation (the “FDIC”). The bank’s deposit accounts are fully insured up to $100,000 per insured depositor by the Savings Association Insurance Fund, (the “SAIF”), which is administered by the FDIC.

RESTATEMENTS

Securitization Related Restatement. On July 31, 2002, the Bank filed a Current Report on Form 8-K with the OTS stating that, as a result of its internal accounting review, the Bank had determined that its net income had been inadvertently overstated in prior periods due to certain accounting errors involving interest-only strips receivable related to the Bank’s automobile loan securitizations.

As a result, after consultation and concurrence with its independent auditor, the Bank has restated its financial results for the fiscal years ended September 30, 2000 and 2001. The restated amounts include primarily adjustments for securitizations but also include certain other revisions. The restatements reduced net income by approximately $4.4 million ($3.8 million related to securitizations and $0.6 million related to other adjustments), from $22.4 million to $18.0 million, for fiscal year 2000, and approximately $9.0 million ($8.5 million related to securitizations partially offset by a $0.5 million increase related to other adjustments), from $43.6 million to $34.6 million, for fiscal year 2001. See Note 2 to the Consolidated Financial Statements in this report.

Automobile Lease Restatement. Subsequent to the original filing of the Form 10-K for fiscal year 2002, and after recent consultations with the Bank’s independent auditors, the Bank determined that its automobile leases do not meet the requirements for direct finance lease classification under Statement of Financial Accounting Standards No. 13. “Accounting for Leases.” As a result, the Bank has restated its financial results for the fiscal years ended September 30, 2002, 2001 and 2000. The restatements reduce Trust net income by approximately $1.3 million, from $18.0 million to $16.7 million, for fiscal year 2000, approximately $0.7 million, from $34.6 million to $33.9 million, for fiscal year 2001 and approximately $1.5 million, from $27.4 million to $25.9 million, for fiscal year 2002. The restatement did not have an income statement impact in either 1999 or 1998.

Since entering the automobile leasing business in 1998, Chevy Chase has accounted for its automobile leases as direct financing leases. Under direct finance lease accounting, income is recognized in the same manner as interest income on loans. In contrast, under operating lease accounting, the financial statements reflect the ownership of automobiles and, instead of interest income, the Bank recognizes rental income equal to the full amount of the lease payment and also recognizes depreciation expense on the automobiles.

Over the life of a lease, the income and cash flows recognized under direct finance lease accounting and operating lease accounting, revenue is recognized on a constant periodic basis and under direct finance lease accounting revenue is recognized on a declining periodic basis. See Note 2 to the Consolidated Financial Statements in this report.

The Bank has discussed this reclassification and restatement with the Office of Thrift Supervision. The restatements have no material impact on the Bank’s regulatory capital levels in any of the relevant periods and the Bank’s regulatory capital ratios continue to exceed the requirements for classification as “well capitalized” in each of the relevant periods.

REAL ESTATE

Real Estate Investments

The Real Estate Trust’s investment portfolio consists principally of seasoned operating properties. The Real Estate Trust expects to hold its properties as long-term investments and has no maximum period for retention of any investment. It may acquire additional income-producing properties, expand and improve its properties, or sell such properties, as and when circumstances warrant. The Real Estate Trust also may participate with other entities in property ownership, through joint ventures or other types of co-ownership.

The following tables set forth, at and for the periods indicated, certain information regarding the properties in the Real Estate Trust’s investment portfolio at September 30, 2002.

HOTELS

			Average Occupancy (2)			Average Room Rate
			Year Ended September 30,			Year Ended September 30,
Location	Name	Rooms (1)	2002	2001	2000	2002	2001	2000
COLORADO
Pueblo	Pueblo Holiday Inn	191	51%	52%	63%	$57.39	$58.47	$51.59

FLORIDA
Boca Raton	Boca Raton SpringHill Suites	146	59%	64%	60%	$71.72	$83.91	$82.94
Boca Raton	Boca Raton TownePlace Suites	91	74%	78%	73%	$69.43	$71.79	$75.57
Ft. Lauderdale	Ft. Lauderdale TownePlace Suites (3)	95	75%	81%	64%	$64.23	$64.00	$68.45

MARYLAND
Gaithersburg	Gaithersburg Holiday Inn	300	57%	67%	68%	$88.94	$88.99	$80.28
Gaithersburg	Gaithersburg TownePlace Suites	91	76%	75%	75%	$69.44	$78.04	$70.90

MICHIGAN
Auburn Hills	Auburn Hills Holiday Inn Select	190	65%	64%	76%	$101.24	$111.20	$117.67
NEW YORK
Rochester	Rochester Airport Holiday Inn	280	59%	61%	65%	$67.80	$72.22	$72.97

OHIO
Cincinnati	Cincinnati Holiday Inn	275	55%	55%	63%	$67.66	$70.28	$72.08

VIRGINIA
Arlington	National Airport Crowne Plaza	308	62%	72%	68%	$116.20	$105.55	$107.49
Arlington	National Airport Holiday Inn	280	57%	71%	74%	$91.78	$101.99	$89.12
Herndon	Herndon Holiday Inn Express	115	55%	69%	79%	$84.70	$101.48	$91.64
McLean	Tysons Corner Courtyard (4)	229	64%	61%	NA	$132.69	$136.35	NA
McLean	Tysons Corner Holiday Inn	316	63%	68%	73%	$95.66	$112.94	$112.71
Sterling	Dulles Airport Hampton Inn	127	54%	72%	81%	$81.71	$95.04	$91.62
Sterling	Dulles Airport Holiday Inn	297	60%	66%	81%	$82.60	$106.14	$99.74
Sterling	Dulles Airport TownePlace Suites	95	74%	71%	83%	$71.36	$93.73	$85.57
Sterling	Dulles Town Center Hampton Inn(5)	152	62%	57%	NA	$80.36	$98.80	NA

		3,578	61%	66%	71%	$86.82	$94.32	$89.16

(1)	Available rooms as of September 30, 2002.
(2)	Average occupancy is calculated by dividing the rooms occupied by the rooms available.
(3)	Opened October 25, 1999.
(4)	Opened December 15, 2000.
(5)	Opened November 27, 2000.

OFFICE AND INDUSTRIAL

Location	Name	Gross Leasable Area (1)	Leasing Percentages			Expiring Leases (1)
			September 30,			Year Ending September 30,
			2002	2001	2000	2003		2004
FLORIDA Fort Lauderdale	Commerce Center—Phase II	61,149	92%	90%	90%	14,643		16,305

GEORGIA Atlanta	900 Circle 75 Parkway	345,502	82%	87%	98%	49,642		60,484
Atlanta	1000 Circle 75 Parkway	89,412	97%	100%	98%	2,069		21,622
Atlanta	1100 Circle 75 Parkway	269,049	95%	93%	99%	44,653		11,804

MARYLAND Laurel	Sweitzer Lane (2)	150,020	100%	100%	NA	NA		NA

VIRGINIA McLean	8201 Greensboro Drive	360,854	81%	86%	95%	103,150		2,992
McLean	Tysons Park Place (3)	247,581	86%	87%	100%	10,561		31,699
Sterling	Dulles North	59,886	100%	100%	99%	16,943		34,373
Sterling	Dulles North Two	79,210	100%	100%	100%	NA		80
Sterling	Dulles North Four (4)	100,207	100%	NA	NA	NA		NA
Sterling	Dulles North Five (5)	80,391	100%	100%	100%	NA		NA
Sterling	Dulles North Six (6)	53,517	100%	100%	100%	NA		NA
Sterling	Loudoun Tech I (7)	81,238	0%	NA	NA	NA		NA

	Totals	1,978,016	86%	92%	98%	241,661	(8)	179,359	(8)

(1)	Square feet
(2)	Acquired November 15, 2000.
(3)	Acquired December 13, 1999.
(4)	Operational April 1, 2002.
(5)	Operational March 1, 2000.
(6)	Operational October 1, 2000.
(7)	Operational December 14, 2001.
(8)	Represents 12.2% and 9.1%, respectively, of the Real Estate Trust’s office and industrial portfolio in terms of square footage as of September 30, 2002.

LAND PARCELS

Location	Name	Acres	Zoning
FLORIDA Boca Raton Fort Lauderdale	Arvida Park of Commerce Commerce Center	6.5 1.6	Mixed Use Office and Warehouse

GEORGIA Atlanta	Circle 75	124.9	Office and Industrial

KANSAS Overland Park	Overland Park	161.9	Residential, Office and Retail

MARYLAND Rockville	Flagship Centre	7.7	Commercial

MICHIGAN Auburn Hills	Auburn Hills Holiday Inn	0.5	Commercial

NEW YORK Rochester	Rochester Airport Holiday Inn	2.9	Commercial

VIRGINIA Sterling Sterling Sterling	Cedar Green Church Road Sterling Boulevard	10.7 39.9 31.9	Commercial Office and Industrial Industrial

	Total	388.5

OTHER REAL ESTATE INVESTMENTS

PURCHASE-LEASEBACK PROPERTIES(1)

APARTMENTS

Location	Name	Number of Units
LOUISIANA
Metairie	Chateau Dijon	336
TENNESSEE
Knoxville	Country Club	232

	Total	568

SHOPPING CENTERS

Location	Name	Gross Leasable Area(2)
GEORGIA
Atlanta	Old National	160,000
Warner Robbins	Houston Mall	264,000

	Total	424,000

(1)	The Real Estate Trust owns the ground under certain income-producing properties and receives fixed ground rent, which is subject to periodic escalation, from the owners of the improvements. In certain instances, the Real Estate Trust also receives percentage rent based upon the income generated by the properties.
(2)	Square feet.

Investment in Saul Holdings Limited Partnership

On August 26, 1993, the Real Estate Trust consummated a series of transactions in which it transferred 22 shopping center properties and one of its office properties together with the debt associated with such properties, to a newly organized limited partnership, Saul Holdings Limited Partnership (“Saul Holdings Partnership”), and one of two newly organized subsidiary limited partnerships of Saul Holdings Partnership.

In exchange for the transferred properties, the Real Estate Trust received securities representing a 21.5% limited partnership interest in Saul Holdings Partnership. Entities under common control with the Trust received limited partnership interests collectively representing a 5.5% partnership interest in Saul Holdings Partnership in exchange for the transfer of property management functions and certain other properties to Saul Holdings Partnership and its subsidiaries. Saul Centers, Inc., a newly organized, publicly held real estate investment trust (“Saul Centers”), received a 73.0% general partnership interest in Saul Holdings Partnership in exchange for the contribution of approximately $220.7 million to Saul Holdings Partnership.

Affiliates of the Trust received certain cash distributions from Saul Holdings Partnership and purchased 4.0% of the common stock of Saul Centers in a private offering consummated concurrently with the initial public offering of such common stock. Certain officers and trustees of the Trust are also officers and/or directors of Saul Centers. See “Item 13. Certain Relationships and Related Transactions — Management Personnel.”

The Real Estate Trust and affiliates of the Trust own rights enabling them to convert their limited partnership interests in Saul Holdings Partnership into shares of Saul Center’s common stock on the basis of one share of Saul Centers’ common stock for each partnership unit provided, subject to Saul Centers’ articles of incorporation and subsequent board resolution issued in March 2000, that they do not own rights to the extent that they collectively would be treated as owning, directly or indirectly, more than 29.9% of the value of the outstanding equity securities of Saul Centers.

The shares of Saul Centers’ common stock are listed on the New York Stock Exchange under trading symbol “BFS.”

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

Competition

As an owner of, or investor in, commercial real estate properties, the Real Estate Trust is subject to competition from a variety of other owners of similar properties in connection with their sale, lease or other disposition and use. Management believes that success in such competition is dependent upon the geographic location of the property, the performance of property managers, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities such as parking, and the ability to provide rent concessions and additional tenant improvements without increasing rent. Management believes that general economic circumstances and trends and new properties in the vicinity of each of the Real Estate Trust’s properties also will be competitive factors.

Environmental Matters

The Real Estate Trust’s properties are subject to various laws and regulations relating to environmental and pollution controls. The Real Estate Trust requires an environmental study to be performed with respect to a property that may be subject to possible environmental hazards prior to its acquisition to ascertain that there are no material environmental hazards associated with such property. Although the effect upon the Real Estate Trust of the application of environmental and pollution laws and regulations cannot be predicted with certainty, management believes that their application either prospectively or retrospectively will not have a material adverse effect on the Real Estate Trust’s property operations.

Holding Company Regulation

The Trust, the Saul Company, Chevy Chase Property Company, referred to in this report as “CCPC,” and CCPC’s wholly-owned subsidiary, Westminster Investing Corporation, collectively referred to in this report as the “Holding Companies,” are registered as “savings and loan holding companies” because of their direct or indirect ownership interests in the bank, and are subject to regulation, examination and supervision by the OTS. The bank is prohibited from making or guaranteeing loans or advances to or for the benefit of the Holding Companies or other affiliates engaged in activities beyond those permissible for bank holding companies and from investing in the securities of the Holding Companies or other affiliates. Transactions between the bank and the Holding Companies must be on terms substantially the same, or at least as favorable to the bank, as those that would be available to non-affiliates.

On April 16, 2002, the OTS published a revised Regulatory Handbook for Holding Companies. The revised handbook mostly reorganizes and expands upon aspects of the earlier edition, but also suggests a more active role for the OTS in the direct regulation of thrift holding companies such as the Holding Companies. The revised handbook places a greater emphasis on reviewing the adequacy of the Holding Companies’ capital, their level of debt, and their ability to fund outstanding debt obligations, and suggests that particular scrutiny will be given to holding companies that, like the Holding Companies, are engaged in real estate activities.

The Holding Companies must obtain OTS approval before acquiring any federally insured savings institution or any savings and loan holding company. The status of the Holding Companies as “unitary thrift holding companies” and the activities in which the Holding Companies may engage have been grandfathered under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”). As grandfathered unitary thrift holding companies, the Holding Companies are virtually unrestricted in the types of business activities in which they may engage provided the bank continues to meet the QTL test. See “Banking—Qualified Thrift Lender (“QTL”) Test.” The GLB Act prohibits the sale of grandfathered unitary thrift holding companies such as the Holding Companies (together with their thrift subsidiaries) or their thrift subsidiaries alone to commercial companies. Corporate reorganizations are expressly permitted.

If the Holding Companies were to acquire one or more federally insured institutions and operate them as separate subsidiaries rather than merging them into the bank, the Holding Companies would become “multiple” savings and loan holding companies. As multiple savings and loan holding companies, the Holding Companies would be subject to limitations on the types of business activities in which they would be permitted to engage, unless the additional thrifts were troubled institutions acquired pursuant to certain emergency acquisition provisions and all subsidiary thrifts met the QTL test. The Holding Companies may acquire and operate additional savings institution subsidiaries outside of Maryland and Virginia only if the laws of the target institution’s state specifically permit such acquisitions or if the acquisitions are made pursuant to emergency acquisition provisions.

The Trust and the Saul Company entered into an agreement with OTS’s predecessor, the Federal Savings and Loan Insurance Corporation, to maintain the bank’s regulatory capital at the required levels, and, if necessary, to infuse additional capital to enable the bank to meet those requirements. Since the execution of this agreement, the OTS has changed its policy and no longer requires such agreements from companies acquiring thrift institutions. In addition, the regulatory capital requirements applicable to the bank have changed significantly as a result of FIRREA. The OTS has stated that capital maintenance agreements entered into prior to the modification of OTS policy and the enactment of FIRREA were not affected by those changes. The Trust and the Saul Company have not sought to modify the existing agreement. To the extent the bank is unable to meet regulatory capital requirements in the future, the OTS could seek to enforce the obligations of the Trust and the Saul Company under the agreement.

If the bank were to become “undercapitalized” under the prompt corrective action regulations, it would be required to file a capital restoration plan with the OTS setting forth, among other things, the steps the bank would take to become “adequately capitalized.” The OTS could not accept the plan unless the Holding Companies guaranteed in writing the bank’s compliance with that plan. The aggregate liability of the Holding Companies under such a commitment would be limited to the lesser of:

•	an amount equal to 5.0% of the bank’s total assets at the time the bank became “undercapitalized,” and

•	the amount necessary to bring the bank into compliance with all applicable capital standards as of the time the bank fails to comply with its capital plan.

If the Holding Companies refused to provide the guarantee, the bank would be subject to the more restrictive supervisory actions applicable to “significantly undercapitalized” institutions. See “Banking—Prompt Corrective Action.”

BANKING

REGULATION

FEDERAL HOME LOAN BANK SYSTEM. The bank is a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, which is one of 12 FHLBs administered by the Federal Housing Finance Board, an independent agency within the executive branch of the federal government. The FHLBs serve as central credit facilities for their members. Their primary credit mission is to facilitate residential mortgage lending and support community and economic development activity in rural and urban communities. From time to time, the bank obtains advances from the FHLB of Atlanta. At September 30, 2002, the bank had outstanding advances of $1.7 billion. See Note 26 to the Consolidated Financial Statements in this report and “Deposits and Other Sources of Funds—Borrowings.”

As a member of the FHLB of Atlanta, the bank is required to acquire and hold shares of capital stock in that bank in an amount equal to the greater of:

•	1.0% of mortgage-related assets;
•	$500; or
•	5.0% of outstanding advances.

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

LIQUIDITY REQUIREMENTS. The bank is required to maintain sufficient liquidity to ensure its safe and sound operation. Failure to meet this requirement could subject the bank to monetary penalties imposed by the OTS. Management believes that the bank’s ratio of cash and cash equivalents and other liquid assets to deposits and short-term borrowings of 8.02% at September 30, 2002 was sufficient to ensure the bank’s safe and sound operation.

DEPOSIT INSURANCE PREMIUMS. Under FDIC insurance regulations, the bank is required to pay premiums to the SAIF for insurance of its deposit accounts. The FDIC utilizes a risk-based premium system in which an institution pays premiums for deposit insurance on its SAIF-insured deposits based on supervisory evaluations and on the institution’s capital category under the OTS’s prompt corrective action regulations. See “Prompt Corrective Action.”

Although the FDIC insures commercial banks as well as thrifts, the insurance funds for commercial banks and thrifts have been segregated into the Bank Insurance Fund (the “BIF”) and the SAIF. The FDIC is required to maintain the reserve levels of both the BIF and the SAIF at 1.25% of insured deposits. If the reserve level of an insurance fund falls below 1.25%, the FDIC is required by law to impose a premium of at least 23 basis points on all institutions whose accounts are insured by that fund until its ratio is restored above the 1.25% minimum. The BIF’s reserve ratio was 1.26% and the SAIF’s reserve ratio was 1.38% as of June 30, 2002.

Beginning in 1997, commercial banks have been required to share in the payment of interest due on Financing Corporation (“FICO”) bonds used to provide liquidity to the savings and loan industry in the 1980s. Annual FICO assessments added to deposit insurance premiums equaled 1.79 basis points for SAIF and BIF members for the first semi-annual period of 2002 and 1.71 basis points for SAIF and BIF members for the second semi-annual period of 2002.

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

The House of Representatives has passed and the Senate is considering legislation that would reform the deposit insurance system by, among other things, (i) increasing FDIC insurance coverage from $100,000 to $130,000 per account (with certain retirement accounts generally receiving increased coverage) and indexing future coverage to accommodate inflation, (ii) merging the BIF and the SAIF into a single new Deposit Insurance Fund, (iii) permitting the Fund’s required reserve ratio to float in a designated range, (iv) eliminating the current prohibition against assessing risk-based premiums on well-capitalized institutions with high supervisory ratings, thus permitting the FDIC to assess ongoing premiums for all institutions based on their risk profile, and allowing gradual increases in those premiums if the new Fund’s ratio falls below the lower end of the designated range, (v) providing, in the case of the House bill, dividends to institutions if the ratio exceeds the upper end of the range, and (vi) providing refunds or credits towards future assessments based on an institution’s earlier contributions to the BIF or the SAIF. Because it remains unclear at this time whether, or in what form, any such legislation ultimately may be enacted, the bank is unable to assess the potential effects on the bank.

REGULATORY CAPITAL

The bank is subject to:

•	a minimum tangible capital requirement;
•	a minimum core (or leverage) capital requirement; and
•	a minimum risk-based capital requirement.

Each of these requirements generally must be no less stringent than the capital standards for national banks. At September 30, 2002, the bank’s tangible capital ratio was 5.59%, its core (or leverage) capital ratio was 5.59%, and its total risk-based capital ratio was 10.76%, compared to the minimum requirements of 1.50%, 4.00% and 8.00%, respectively.

The tangible capital requirement adopted by the OTS requires the bank to maintain “tangible capital” in an amount not less than 1.5% of tangible assets. “Tangible capital” is defined as core capital less investments in certain subsidiaries and any intangible assets (including supervisory goodwill), plus qualifying servicing assets valued at the amount that can be included in core capital.

Under the minimum leverage capital requirement, Chevy Chase must maintain a ratio of “core capital” to tangible assets of not less than 4.0%. “Core capital” generally includes common shareholders’ equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less investments in certain subsidiaries and certain intangible assets.

Under OTS regulations, servicing assets can be included in core capital in an amount up to 100% of core capital. Non-mortgage servicing assets are subject to a sublimit of 25% of core capital. For these purposes, servicing assets are valued at the lesser of 90% of fair market value or 100% of the current unamortized book value. At September 30, 2002, the bank had qualifying servicing assets with a carrying value of $60.3 million, which constituted 9.56% of core capital at that date. The federal banking agencies have not exercised their authority to permit inclusion in core capital of up to 100 percent of the fair market value of readily marketable mortgage servicing rights.

The risk-based capital requirements imposed by the OTS vary the amount of capital required for an asset based on the degree of credit risk associated with that asset and include off-balance sheet items in the asset base used to compute the bank’s risk-based capital ratio.

There are currently four categories of risk-weightings:

•	0% for cash and similar assets;
•	20% for qualifying mortgage-backed securities;
•	50% for qualifying residential permanent real estate loans; and
•	100% for other assets, including consumer loans, commercial real estate loans, loans more than 90 days past due, and real estate acquired in settlement of loans.

The bank generally must maintain risk-based capital equal to 8.0% of risk-weighted assets, with at least half of that amount in the form of core capital.

The OTS amended its capital regulations, effective July 1, 2002, to permit a broader range of residential mortgage loans to qualify for the 50% risk weighting category. The final amendments also indicate that residential mortgage loans with negative amortization features that are initially assigned to the 50% risk-weighting may have to be reassigned to the 100% risk-weighting if, as a result of negative amortization, the loan-to-value ratios are no longer “commensurate” with the risk associated with the loans. The OTS intends to conduct a more comprehensive assessment of negatively amortizing loans and may issue supervisory guidance on their capital treatment.

Capital also must be maintained against assets sold with recourse despite the fact that the assets are accounted for as having been sold. On November 29, 2001, the OTS and the other federal bank regulatory agencies revised their risk-based capital regulations to address the regulatory capital treatment of certain residual interests in asset securitizations. Residual interests include interest-only strips receivable, spread accounts, cash collateral accounts, over-collateralization of receivables, retained subordinated interests and other similar forms of on-balance sheet assets that function as credit enhancements. The rule became effective January 1, 2002 and applies to those transactions that closed on or after that date. For those transactions entered into prior to the effective date, the bank has chosen, pursuant to the rule, to delay the application of the rule until December 31, 2002. For those transactions, the bank currently maintains dollar-for-dollar capital against the securitized assets in an amount equal to the amount of recourse retained by the bank, but not greater than the otherwise applicable capital requirement on the underlying loans. For transactions closed on or after January 1, 2002, the revisions:

•	require that risk-based capital be held in an amount equal to the amount of residual interest that is retained on balance sheet following a securitization, net of any deferred tax liability (i.e., dollar-for-dollar), even if that amount exceeds the otherwise applicable capital requirement on the underlying loans;
•	require a deduction from Tier 1 capital equal to the amount of credit enhancing interest-only strips receivable that exceeds 25 percent of Tier 1 capital; and
•	apply a “ratings based approach” that sets capital requirements for positions in securitizations according to their relative risk exposure.

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

The bank may use supplementary capital to satisfy the risk-based capital requirement to the extent of its core capital. Supplementary capital includes cumulative perpetual preferred stock, qualifying non-perpetual preferred stock, qualifying subordinated debt, non-withdrawable accounts and pledged deposits, and allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. At September 30, 2002, the bank had $66.1 million in allowances for loan losses, all of which was includable as supplementary capital.

Subordinated debt may be included in supplementary capital with OTS approval subject to a phase-out based on its remaining term to maturity. The phase-out permits these instruments to be included in supplementary capital under one of two options:

•	at the beginning of each of the last five years prior to the maturity date of the instrument, the bank must reduce the amount eligible to be included by 20% of the original amount, or
•	during the seven years immediately prior to an instrument’s maturity, the bank may include only the aggregate amount of maturing capital instruments that mature in any one year that does not exceed 20% of its capital.

The bank has selected the second option for its subordinated debentures due 2005 and must continue to use that option for its subordinated debentures due 2008 and any future issuances as long as the prior issuance remains outstanding. At September 30, 2002, the bank had $250.0 million in maturing subordinated capital instruments, all of which was includable as supplementary capital. Of that amount, $150.0 million matures in 2005 and $100.0 million matures in 2008. See “Deposits and Other Sources of Funds—Borrowings.”

On May 10, 2002, the OTS repealed the interest-rate risk component of its risk-based capital regulation. The OTS is authorized to establish individual minimum capital requirements for thrifts on a case-by-case basis, including capital requirements based on an application of its interest rate risk model used to identify those thrifts that are exposed to excessive interest rate risk. The bank continues to monitor its interest-rate exposure in accordance with OTS guidance. See “Asset and Liability Management.”

The OTS also considers concentration of credit risk and risks arising from non-traditional activities, as well as a thrift’s ability to manage these risks, in evaluating whether the thrift should be subject to increased capital requirements.

All or a portion of the assets of each of the bank’s subsidiaries are generally consolidated with the assets of the bank for regulatory capital purposes unless all of the bank’s investments in, and extensions of credit to, those subsidiaries are deducted from capital. The bank’s investments in, and loans to, subsidiaries engaged in activities not permissible for a national bank, are with certain exceptions, deducted from capital under each of the three regulatory capital requirements. The bank’s real estate development subsidiaries are its only subsidiaries engaged in activities not permissible for a national bank. At September 30, 2002, the bank’s investments in, and loans to, these “non-includable subsidiaries” totaled approximately $1.6 million, of which $1.4 million constituted a deduction from tangible capital. The bank has $0.2 million of valuation allowances maintained against its non-includable subsidiaries, which, pursuant to OTS guidelines, are available as a credit against the otherwise required deductions from capital.

OTS capital regulations also require a 100% deduction from total capital of all equity investments that are not permissible for national banks. The bank’s only asset at September 30, 2002 that is treated as an equity investment for regulatory capital purposes is a property classified as real estate held for sale. At September 30, 2002, the book value of this property was $2.1 million, which was required to be deducted from total capital.

OTS capital regulations provide a five-year holding period for real estate acquired in settlement of loans (“REO” or “real estate held for sale”) to qualify for an exception from treatment as an equity investment. The five year period may be extended by the OTS. If an REO property is considered an equity investment, its then-current book value is deducted from total capital. Accordingly, if the bank is unable to dispose of any REO property prior to the end of its applicable five-year holding period and is unable to obtain an extension of that five-year holding period from the OTS, the bank could be required to deduct the then-current book value of such REO property from risk-based capital. In December 2001, the bank received from the OTS additional extensions through December 19, 2002, of the holding periods for certain of its REO properties acquired through foreclosure in fiscal years 1990, 1991 and 1995. The bank intends to request from the OTS an additional extension of the holding periods for these assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital.”

Under guidance issued by the OTS and other federal bank regulatory agencies, institutions with subprime lending portfolios that exceed 25% of Tier 1 capital generally are expected to hold capital against those portfolios in an amount that is 1 1/2 to 3 times the amount required for non-subprime assets of the same type. However, examiners are given broad discretion over how to apply the guidelines to a particular institution. Although the bank’s subprime automobile lending portfolio (held through a subsidiary) exceeded the 25% threshold at September 30, 2002, the subsidiary stopped originating new loans effective

November 9, 2000 and the bank has not been directed to maintain additional capital against its subprime portfolio since the guidance was issued in January 2001.

In January 2001, the Basle Committee on Banking Supervision published a revised proposal to amend its 1988 risk-based capital accord, which forms the basis for the risk-based capital requirements of the OTS and the other U.S. federal financial institution regulators. Key components of the revised proposal include:

•	adding a fifth risk-weighting of 150 percent for loans to low-quality companies;
•	using rating agency assessments to determine risk-weightings for claims on banks, commercial loans and securitization interests;
•	liberalizing capital requirements for certain collateralized and guaranteed loans;
•	authorizing regulators to use the supervisory review process to determine whether to impose increased capital requirements on individual institutions with high levels of interest-rate risk or to require reduction of that risk;
•	establishing a methodology for requiring that capital be maintained against operational risk; and
•	authorizing regulators to impose explicit capital requirements on managed or securitized assets.

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

The bank’s ability to maintain capital compliance depends on a number of factors, including, for example, changes in regulatory requirements, general economic conditions and the condition of local markets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital.” The OTS has the authority to require an institution to maintain capital at levels above the minimum levels generally required, but has not done so for the bank.

PROMPT CORRECTIVE ACTION. The OTS and the other federal banking agencies have adopted regulations which apply to every FDIC-insured commercial bank and thrift institution a system of mandatory and discretionary supervisory actions, which generally become more severe as the capital levels of an individual institution decline. The regulations establish five capital categories for purposes of determining an institution’s treatment under these prompt corrective action provisions.

An institution is categorized as “well capitalized” under the regulations if (i) it has a leverage ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%, and (ii) is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OTS to meet and maintain a specific capital level.

An institution is considered “adequately capitalized” if its leverage ratio is at least 4.0% (3.0% if rated in the highest supervisory category), its tier 1 risk-based capital ratio is at least 4.0% and its total risk-based capital ratio is at least 8.0%.

An institution with a leverage ratio below 4.0% (3.0% if rated in the highest supervisory category), a tier 1 risk-based capital ratio below 4.0% or a total risk-based capital ratio below 8.0% is considered “undercapitalized.” An institution with a leverage ratio or tier 1 risk-based ratio under 3.0% or a total risk-based ratio under 6.0% is considered “significantly undercapitalized.” Finally, an institution is considered “critically undercapitalized,” and subject to provisions mandating appointment of a conservator or receiver, if its ratio of “tangible equity” to total assets is 2.0% or less. “Tangible equity” generally includes core capital plus cumulative perpetual preferred stock.

An institution’s classification category could be downgraded if, after notice and an opportunity for a hearing, the OTS determined that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity. The bank has not received notice from the OTS of any potential downgrade.

At September 30, 2002, the bank’s leverage ratio of 5.59%, its tier 1 risk-based ratio of 7.05%, and its total risk-based capital ratio of 10.76% exceeded the minimum ratios established for “well-capitalized” institutions.

QUALIFIED THRIFT LENDER TEST. The bank must meet a Qualified Thrift Lender (“QTL”) test to avoid imposition of certain restrictions. The QTL test requires the bank to maintain a “thrift investment percentage” equal to a minimum of 65%. The numerator of the percentage is the bank’s “qualified thrift investments” and the denominator is the bank’s “portfolio assets.” “Portfolio assets” is defined as total assets minus

•	the bank’s premises and equipment used to conduct the bank’s business;
•	liquid assets up to 20 percent of total assets; and
•	intangible assets, including goodwill.

The QTL test must be met on a monthly average basis in nine out of every 12 months.

The bank’s “qualified thrift investments” consist of residential housing loans (including home equity loans and manufactured housing loans), mortgage-backed securities, FHLB and Fannie Mae stock, small business loans, credit card loans and educational loans. Portions of other assets are also includable, provided that the total of these assets does not exceed 20% of portfolio assets. Assets in this category include consumer loans (other than credit card and educational loans); 50% of residential housing loans originated and sold within 90 days; investments in real estate-oriented service corporations and 200% of mortgage loans for residences, churches, schools, nursing homes and small businesses in low- or moderate-income areas where credit demand exceeds supply. Intangible assets, including goodwill, are specifically excluded from qualified thrift investments.

The bank had 88.8% of its assets invested in qualified thrift investments at September 30, 2002, and met the QTL test in each of the previous 12 months.

An institution that fails to meet the QTL test is subject to significant penalties. Immediately after an institution ceases to meet the QTL test, it may not:

•	make any new investment or engage directly or indirectly in any other new activity unless the investment or activity would be permissible for a national bank;
•	establish any new branch office at any location at which a national bank could not establish a branch office;
•	obtain new advances from the FHLB; or
•	pay dividends beyond the amounts permissible if it were a national bank.

One year following an institution’s failure to meet the test, the institution’s holding company parent must register and be subject to supervision as a bank holding company. Three years after failure to meet the QTL test, an institution may not retain any investments or engage in any activities that would be impermissible for a national bank. Failure to meet the QTL test also could limit the bank’s ability to establish and maintain branches outside of its home state of Virginia.

Because the bank is engaged in activities that are not currently permissible for national banks, such as investing in subsidiaries that engage in real estate development activities, failure to satisfy the QTL test would require the bank to terminate these activities and divest itself of any prohibited assets held at such time. Based on a review of the bank’s current activities, management of the bank believes that compliance with these restrictions would not have a significant adverse effect on the bank. However, the B.F. Saul Real Estate Investment Trust (the “Trust”), which owns 80% of the bank, is engaged in real estate ownership and development activities currently prohibited for bank and financial holding companies. As a result, failure by the bank to meet the QTL test, in the absence of a significant restructuring of the Trust’s operations, would, in effect, require the Trust to reduce its ownership of the bank to a level at which it no longer would be deemed to control the bank.

The bank has taken, and will continue to take, steps to meet the QTL test by structuring its balance sheet to include the required percentage of qualified thrift investments.

DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. OTS regulations limit the ability of the bank to make “capital distributions.” “Capital distributions” include payment of dividends, stock repurchases, cash-out mergers, repurchases of subordinated debt and other distributions charged against the capital accounts of an institution. The regulations do not apply to interest or principal payments on debt, including interest or principal payments on the bank’s outstanding subordinated debentures.

The bank must notify the OTS before making any capital distribution. In addition, the bank must apply to the OTS to make any capital distribution if the bank does not qualify for expedited treatment under OTS regulations. If the bank qualifies for expedited treatment, an application is required only if the total amount of all of the bank’s capital distributions for the year exceeds the sum of the bank’s net income for the year and its retained net income for the previous two years.

In considering a notice or application, the OTS will not permit a capital distribution if:

•	the bank would be undercapitalized following the distribution;
•	the capital distribution raises safety and soundness concerns; or
•	the capital distribution violates any statute, regulation, agreement with the OTS, or condition imposed by the OTS.

The OTS has approved the payment of dividends on the bank’s outstanding 13% Noncumulative Perpetual Preferred Stock, Series A (the “13% Preferred Stock”), provided that:

•	immediately after giving effect to the dividend payment, the bank’s core and risk-based regulatory capital ratios would not be less than 4.0% and 8.0%, respectively;
•	dividends are earned and payable in accordance with the OTS capital distribution regulation; and
•	the bank continues to make progress in the disposition and reduction of its non-performing loans and real estate owned.

Dividends paid on the 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A, (the “REIT Preferred Stock”) issued by Chevy Chase Preferred Capital Corporation (the “REIT Subsidiary”) are not considered “capital distributions” provided the bank is classified as “well capitalized.” However, if the bank were not classified as “well capitalized,” the entire amount of the REIT Subsidiary preferred dividends would be treated as a capital distribution. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital.”

In addition, the OTS has conditioned the bank’s recent payments of common stock dividends on the bank’s maintaining its well-capitalized status. Failure of the bank to remain well capitalized therefore could have a material adverse effect on the bank’s ability to pay dividends on both its common and REIT Preferred Stock.

In May 1988, in connection with the merger of a Virginia thrift into the bank, the B.F. Saul Company (the “Saul Company”) and the Trust entered into a capital maintenance agreement in which they agreed not to cause the bank, without prior written approval of the OTS, to pay dividends in any fiscal year in excess of

50% of the bank’s net income for that fiscal year, provided that any dividends permitted under such limitation could be deferred and paid in a subsequent year.

The bank is subject to other limitations on its ability to pay dividends. The indenture pursuant to which $150 million principal amount of the bank’s 9 1/4% Subordinated Debentures due 2005 was issued in 1993 provides that the bank may not pay dividends on its capital stock unless, after giving effect to the dividend, no event of a continuing default shall have occurred and the bank is in compliance with its regulatory capital requirements. In addition, the amount of the proposed dividend may not exceed the sum of:

•	$15 million;
•	66 2/3% of the bank’s consolidated net income (as defined) accrued on a cumulative basis commencing on October 1, 1993; and
•	the aggregate net cash proceeds received by the bank after October 1, 1993 from the sale of qualified capital stock or certain debt securities, minus the aggregate amount of any restricted payments made by the bank.

Notwithstanding these restrictions on dividends, provided no event of default has occurred or is continuing under the 1993 Indenture, the 1993 Indenture does not restrict the payment of dividends on the 13% Preferred Stock or any payment-in-kind preferred stock issued in lieu of cash dividends on the 13% Preferred Stock or the redemption of any such payment-in-kind preferred stock. The indenture pursuant to which $100 million principal amount of the bank’s 1996 Debentures was issued provides that the proposed dividend may not exceed the sum of the restrictions discussed above for the 1993 Indenture and the aggregate liquidation preference of the bank’s 10 3/8% Noncumulative Preferred Stock, Series B (the “Series B Preferred Stock”), if issued in exchange for the outstanding REIT Preferred Stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital” and “Security Ownership of Certain Beneficial Owners and Management.”

The payment of any dividends on the bank’s common stock and preferred stock will be determined by the Board of Directors based on the bank’s liquidity, asset quality profile, capital adequacy and recent earnings history, as well as economic conditions and other factors that the Board of Directors determines are relevant, including applicable government regulations and policies. See “Deposits and Other Sources of Funds—Borrowings.”

LENDING LIMITS. The bank generally is prohibited from lending to one borrower and its related entities amounts in excess of 15% of unimpaired capital and unimpaired surplus. The bank may lend an additional 10% for loans fully secured by readily marketable collateral. The bank’s regulatory lending limit was approximately $141.8 million at September 30, 2002, and no group relationships exceeded this limit at that date.

SAFETY AND SOUNDNESS STANDARDS. The federal financial institution regulators have developed standards to evaluate the operations of depository institutions, as well as standards relating to asset quality, earnings and compensation. The operational standards cover internal controls and audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and employee compensation. An institution that fails to meet a standard that is imposed through regulation may be required to submit a plan for corrective action within 30 days. If a savings association fails to submit or implement an acceptable plan, the OTS must order it to correct the deficiency, and may:

•	restrict its rate of asset growth;
•	prohibit asset growth entirely;
•	require the institution to increase its ratio of tangible equity to assets;
•	restrict the interest rate paid on deposits to the prevailing rates of interest on deposits of comparable amounts and maturities; or
•	require the institution to take any other action the OTS determines will better carry out the purpose of prompt corrective action.

Imposition of these sanctions is within the discretion of the OTS in most cases, but is mandatory if the savings institution commenced operations or experienced a change in control during the 24 months preceding the institution’s failure to meet these standards, or underwent extraordinary growth during the preceding 18 months.

The asset quality standards require that the bank establish and maintain a system to identify problem assets and prevent deterioration of those assets. The earnings standards require that the bank establish and maintain a system to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves.

REGULATORY ASSESSMENTS. The OTS imposes five separate fees to fund its operations:

•	semi-annual assessments for all savings institutions;
•	examination fees for certain affiliates of savings institutions;
•	application fees;
•	securities filing fees; and
•	publication fees.

Of these fees, the semi-annual assessments are the most significant, totaling $1.7 million for the bank for the 12 month period ending December 31, 2002.

The OTS formula for charging examination and supervisory assessments imposes a surcharge on institutions with a supervisory rating of 3, 4 or 5. Surcharges are also imposed on “complex institutions,” which the OTS defines as any institution with over $1 billion of off-balance sheet assets consisting of loans serviced for others, trust assets and recourse obligations or direct credit substitutes. The bank is treated as a “complex institution” for these purposes.

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

Federally chartered thrifts like Chevy Chase generally are permitted to operate branches anywhere in the United States, provided that they meet the QTL test and their regulatory capital requirements and have at least a satisfactory rating under the Community Reinvestment Act (“CRA”).

Amounts realized by the FDIC from the liquidation or other resolution of any insured depository institution must be distributed to pay claims (other than secured claims to the extent of any such security) in the following order of priority:

•	administrative expenses of the receiver;
•	any deposit liability of the institution;
•	any other general or senior liability of the institution (which is not an obligation described below);
•	any obligation subordinated to depositors or general creditors which is not a stockholder obligation; and
•	any obligation to stockholders arising as a result of their status as stockholders.

ENVIRONMENTAL REGULATION. The bank’s business and properties are subject to federal and state laws and regulations governing environmental matters, including the regulation of hazardous substances and wastes. Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and under some state laws, owners of properties and secured lenders which take a deed-in-lieu of foreclosure, purchase a mortgaged property at a foreclosure sale, or operate a mortgaged property may become liable in some circumstances for the costs of cleaning up hazardous substances regardless of whether they have contaminated the property. These costs could exceed the original or unamortized principal balance of a loan or the value of the property securing a loan. The bank is eligible in many instances for an exemption from CERCLA liability as a secured creditor, provided the bank does not participate in the management of a property and only acts to protect its security interest in the property. Under this exemption, the Bank may foreclose on a mortgaged property, purchase it at a foreclosure sale or accept a deed-in-lieu of foreclosure, provided it seeks to sell the mortgaged property at the earliest practicable commercially reasonable time on commercially reasonable terms. Other federal and state environmental laws may impose additional liabilities in certain circumstances, including certain state laws that impose environmental liens that could be senior to the bank’s prior recorded liens. These laws may influence the bank’s decision whether to foreclose on property that is found to be contaminated. The bank’s general policy is to obtain an environmental assessment prior to foreclosing on commercial property.

Recent Developments. In response to the September 11 terrorist attacks, on October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “USA Patriot Act”). Title III of the USA Patriot Act amends the Bank Secrecy Act and contains provisions designed to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities by, among other things, imposing new compliance obligations on savings associations, trust companies and securities broker-dealers. Many of these compliance obligations focus on transactions between U.S. financial institutions and non-U.S. banks, entities and individuals, and therefore will not have a significant impact on the bank’s operations. However, the bank has taken steps to enhance its anti-money laundering policies and procedures following enactment of the USA Patriot Act and will continue to monitor developments regarding implementation of the Act and make further adjustments to those policies and procedures as appropriate.

On July 29, 2002, the Department of Housing and Urban Development proposed a rule that would: (i) clarify the disclosure rules regarding yield spread premiums paid to mortgage brokers and their cost to borrowers, (ii) amend the format of the good faith estimate (“GFE”) disclosure, and (iii) allow lenders to provide guaranteed packages of settlement services and prescribe a form, as an alternative to the traditional GFE disclosure, for lenders to use when presenting guaranteed packages of settlement services to consumers. While the rule confirms that yield spread premiums are a permissible form of mortgage broker compensation and would permit the bank to provide guaranteed packages of settlement services to its borrowers, the bank is uncertain whether or in what form the proposed rule will ultimately be adopted and accordingly is not yet able to ascertain the impact it may have on the bank. Comments on the proposed rule were due by October 28, 2002.

FEDERAL RESERVE SYSTEM

The Federal Reserve Board requires the bank to maintain reserves against its transaction accounts and certain non-personal deposit accounts. Because reserves generally must be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirement is to decrease the bank’s earnings.

Prior to November 27, 2001, the first $5.5 million of the bank’s transaction accounts were subject to a 0% reserve requirement. The next $37.3 million in net transaction accounts were subject to a 3% reserve requirement and any net transaction accounts over $42.8 million were subject to a 10% reserve requirement. Effective November 27, 2001, the FRB increased the amount of transactions accounts subject to a 0% reserve requirement from $5.5 million to $5.7 million and decreased the “low reserve tranche” from $37.3 million to $35.6 million, which brings the net transaction amount that was subject to the 10% reserve requirement to amounts over $41.3 million. The bank met its reserve requirements for each period during the year ended September 30, 2002. Effective November 26, 2002, the first $6.0 million of the bank’s transaction accounts will be subject to a 0% reserve requirement. The next $36.1 million in net transaction accounts will be subject to a 3% reserve requirement and net transaction accounts over $42.1 million will be subject to a 10% reserve requirement.

The bank may borrow from the Federal Reserve’s “discount window,” but only after exhausting all reasonable alternate sources of funds, including the FHLB. FDICIA imposes additional limitations on the ability of the Federal Reserve to lend to undercapitalized institutions through the discount window.

COMMUNITY REINVESTMENT ACT

Under the CRA and the OTS’s regulations, the bank has a continuing and affirmative obligation to help meet the credit needs of its local communities, including low- and moderate-income neighborhoods and low- and moderate-income individuals and families, consistent with the safe and sound operation of the institution. The OTS is required to assess the institution’s record in satisfying the intent of the CRA in connection with its examination of the bank. In addition, the OTS is required to take into account the bank’s record of meeting the credit needs of its community in determining whether to grant approval for certain types of applications.

The bank is committed to fulfilling its CRA obligation by providing access to a full range of credit-related products and services to all segments of its community. Based on the last OTS examination covering the period from June 1997 through January 2000, the bank received a “satisfactory” CRA rating. The bank anticipates that its next CRA examination will take place in the latter part of 2002 or early in 2003.

Under the CRA, the bank is tested in three areas:

•	LENDING—how well the bank meets the credit needs of low- and moderate-income borrowers and neighborhoods in its defined assessment areas;
•	SERVICE—the bank’s ability to deliver reasonable and accessible financial products and services, such as retail banking branches and ATMs, and support community development services, such as financial literacy education and homebuyer counseling; and
•	INVESTMENT—the bank’s ability to commit to innovative and qualified CRA investments such as equity investments which support and promote affordable housing and economic development in low- and moderate-income neighborhoods in the bank’s assessment areas.

Examples of qualified CRA investments are the bank’s investment in the Mid Atlantic Affordable Housing Fund I in January 2000 for $5 million and in the Mid Atlantic Affordable Housing Fund II in March 2001 for $5 million. These investments allowed the bank to provide equity financing to several multifamily housing projects located in Maryland, Delaware, Northern Virginia and the District of Columbia, which provide rental housing for low- and moderate-income seniors and families. Because the bank’s investments qualify for low-income housing tax credits under federal tax laws, the bank will receive tax benefits relating to these investments over the next 15 years.

During fiscal year 2002, the bank continued to increase its CRA investments by purchasing CRA targeted mortgage backed securities, which had a book value of $20.6 million at September 30, 2002. These securities are comprised of loans made to low- and moderate-income borrowers and are secured by properties in low- and moderate-income neighborhoods within the bank’s assessment area. Further, the bank in June 2002 made a qualified CRA investment in the form of a $225,000 loan to the Washington Area Community Investment Fund (“WACIF”), designated by the Department of Treasury as a Community Development Investment Fund. This investment allows WACIF to provide financing to non-profit organizations engaged in building affordable housing in the Washington, DC area.

On July 19, 2001, the OTS and the other federal banking regulators issued a joint advance notice of proposed rulemaking, seeking public comment on a broad range of issues under the agencies’ current CRA regulations in an effort to assess how the regulations should be amended to better analyze a financial institution’s performance under the CRA. Comments on the notice of proposed rulemaking were due October 17, 2001. The bank is unable to predict whether, and in what form, any final changes will be adopted, or the impact those changes may have on the bank.

OTHER ASPECTS OF FEDERAL LAW

The bank is also subject to federal statutory provisions covering matters such as security procedures, currency transactions reporting, insider and affiliated party transactions, management interlocks, truth-in-lending, electronic funds transfers, funds availability, equal credit opportunity and privacy of consumer information.

HOLDING COMPANY REGULATION

The Trust, the Saul Company, Chevy Chase Property Company, and Westminster Investing Corporation (the “Holding Companies”) are registered as “savings and loan holding companies” because of their direct or indirect ownership interests in the bank, and are subject to regulation, examination and supervision by the OTS. The bank is prohibited from making or guaranteeing loans or advances to or for the benefit of the Holding Companies or other affiliates engaged in activities beyond those permissible for bank holding companies and from investing in the securities of the Holding Companies or other affiliates. Transactions between the bank and the Holding Companies must be on terms substantially the same, or at least as favorable to the bank, as those that would be available to non-affiliates.

On April 16, 2002, the OTS published a revised Regulatory Handbook for Holding Companies. The revised handbook mostly reorganizes and expands upon aspects of the earlier edition, but also suggests a more active role for the OTS in the direct regulation of thrift holding companies such as the Holding Companies. The revised handbook places a greater emphasis on reviewing the adequacy of the Holding Companies’ capital, their level of debt, and their ability to fund outstanding debt obligations, and suggests that particular scrutiny will be given to holding companies that, like the Holding Companies, are engaged in real estate activities.

The Holding Companies must obtain OTS approval before acquiring any federally insured savings institution or any savings and loan holding company. The status of the Holding Companies as “unitary thrift holding companies” and the activities in which the Holding Companies may engage have been grandfathered under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”). As grandfathered unitary thrift holding companies, the Holding Companies are virtually unrestricted in the types of business activities in which they may engage provided the bank continues to meet the QTL test. See Qualified Thrift Lender Test. The GLB Act prohibits the sale of grandfathered unitary thrift holding companies such as the Holding Companies (together with their thrift subsidiaries) or their thrift subsidiaries alone to commercial companies. Corporate reorganizations are expressly permitted.

If the Holding Companies were to acquire one or more federally insured institutions and operate them as separate subsidiaries rather than merging them into the bank, the Holding Companies would become “multiple” savings and loan holding companies. As multiple savings and loan holding companies, the Holding Companies would be subject to limitations on the types of business activities in which they would be permitted to engage, unless the additional thrifts were troubled institutions acquired pursuant to certain emergency acquisition provisions and all subsidiary thrifts met the QTL test. The Holding Companies may acquire and operate additional savings institution subsidiaries outside of Maryland and Virginia only if the laws of the target institution’s state specifically permit such acquisitions or if the acquisitions are made pursuant to emergency acquisition provisions.

The Trust and the Saul Company entered into an agreement with OTS’s predecessor, the Federal Savings and Loan Insurance Corporation, to maintain the bank’s regulatory capital at the required levels, and, if necessary, to infuse additional capital to enable the bank to meet those requirements. Since the execution of this agreement, the OTS has changed its policy and no longer requires such agreements from companies acquiring thrift institutions. In addition, the regulatory capital requirements applicable to the bank have changed significantly as a result of FIRREA. The OTS has stated that capital maintenance agreements entered into prior to the modification of OTS policy and the enactment of FIRREA were not affected by those changes. The Trust and the Saul Company have not sought to modify the existing agreement. To the extent the bank is unable to meet regulatory capital requirements in the future, the OTS could seek to enforce the obligations of the Trust and the Saul Company under the agreement.

If the bank were to become “undercapitalized” under the prompt corrective action regulations, it would be required to file a capital restoration plan with the OTS setting forth, among other things, the steps the bank would take to become “adequately capitalized.” The OTS could not accept the plan unless the Holding Companies guaranteed in writing the bank’s compliance with that plan. The aggregate liability of the Holding Companies under such a commitment would be limited to the lesser of:

•	an amount equal to 5.0% of the bank’s total assets at the time the bank became “undercapitalized,” or
•	the amount necessary to bring the bank into compliance with all applicable capital standards as of the time the bank fails to comply with its capital plan.

If the Holding Companies refused to provide the guarantee, the bank would be subject to the more restrictive supervisory actions applicable to “significantly undercapitalized” institutions. See “Regulation—Prompt Corrective Action.”

RECENT ACCOUNTING PRONOUNCEMENTS

The bank adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) effective October 1, 2000. SFAS 133 was amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of Financial Accounting Standards Board Statement No. 133” (“SFAS 137”) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 138”). SFAS 133, as amended by SFAS 137 and SFAS 138, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivative instruments as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative, its hedge designation and whether the hedge is effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. On October 1, 2000, the bank recorded an after tax loss of $476 thousand in Other Comprehensive Income representing its transition adjustment from the adoption of these standards.

On July 1, 2002, the bank implemented FASB guidance regarding the application of SFAS 133, which requires that interest rate locks (“IRL”) on mortgage loans held for sale be treated as derivatives. The IRLs are treated as free standing derivatives with changes in fair value recorded in the income statement and reported on the balance sheet. In connection with this change, the bank’s forward sale commitments were re-designated from cash flow hedges to either fair value hedges or non-designated hedge relationships. The net income statement impact of the change was $80 thousand, net of tax. The net impact on other accumulated comprehensive income was $1.2 million.

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of SFAS No. 125,” (“SFAS 140”) was issued in September 2000. SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under SFAS 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 140 was effective for transfers after March 31, 2001, except that the effective date for the isolation standards was suspended for financial institutions until January 1, 2002, and was effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not have a material impact on the bank’s financial condition or results of operations.

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) was issued in June 2001. SFAS 142 supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 establishes new guidance on accounting for goodwill and other assets acquired in a business combination and reaffirms that acquired intangible assets should initially be recognized at fair value and the costs of internally developed intangible assets should be charged to expense as incurred. SFAS 142 also requires that goodwill arising in a business combination should no longer be amortized, but, instead, be subjected to impairment testing. An impairment loss is recognized if fair value is less than the carrying amount. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of the fiscal year. At October 1, 2002, the fair value of the goodwill recorded on the bank’s balance sheet exceeded its carrying value.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) was issued in August 2001. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement will not have a material effect on the bank’s financial condition or results of operations.

MARKET AREA

The bank’s principal deposit and lending markets are located in the Washington, DC metropolitan area. Service industries and federal, state and local governments employ a significant portion of the Washington, DC area labor force, while a substantial number of the nation’s 500 largest corporations have some presence in the area. The Washington, DC area’s seasonally unadjusted unemployment rate is generally below the national rate and was 3.6% in August 2002, compared to the national rate of 5.6%.

Chevy Chase historically has relied on retail deposits originated in its branch network as its primary funding source. See “Deposits and Other Sources of Funds.” Chevy Chase’s principal market for deposits consists of Montgomery and Prince George’s Counties in Maryland and Fairfax County in Virginia. Approximately 7.3% of the bank’s deposits at September 30, 2002 were obtained from depositors residing outside of Maryland, Northern Virginia and the District of Columbia. Chevy Chase had the largest market share of deposits in Montgomery County, and ranked third in market share of deposits in Prince George’s County at June 30, 2001, according to the most recently published industry statistics. The per capita incomes of Montgomery and Fairfax Counties rank among the highest of counties and equivalent jurisdictions nationally. These two counties are also the Washington, DC area’s largest suburban employment centers, with a substantial portion of their labor force consisting of federal, state and local government employees. Private employment is concentrated in services and retail trade centers. The unemployment rate in Montgomery and Fairfax Counties in August 2002 of 2.6% and 3.0%, respectively, were below the national rate of 5.6% and individual state rates of 4.2% for both Maryland and Virginia for the same month.

The bank historically has concentrated its lending activities in the Washington, DC metropolitan area. In recent years, the bank has expanded its lending activities outside the Washington, DC Metropolitan area. See “Lending Activities.”

INVESTMENT AND OTHER SECURITIES

The bank is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operations. See “Regulation—Liquidity Requirements.” To meet this requirement, the bank maintains a portfolio of cash, federal funds, treasury securities and other readily marketable fixed-income securities. Management’s objective is to maintain liquidity at a level sufficient to assure adequate funds to meet expected and unexpected balance sheet fluctuations.

The bank classifies its U.S. Government securities and mortgage-backed securities as either “held-to-maturity,” “available-for-sale” or “trading” at the time such securities are acquired. All U.S. Government securities and mortgage-backed securities were classified as held-to-maturity at September 30, 2002 and 2001.

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

LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION. At September 30, 2002, the bank’s loan portfolio totaled $7.7 billion, which represented 68.3% of its total assets. All references in this report to the bank’s loan portfolio refer to loans, whether they are held for sale and/or securitization or for investment, and exclude mortgage-backed securities. Loans collateralized by single-family residences constituted 73.1% of the loan portfolio and 49.9% of total assets at that date. The following table sets forth information concerning the bank’s loan portfolio net of unfunded commitments for the periods indicated.

LOAN PORTFOLIO

(Dollars in thousands)

	September 30,
	2002		2001		2000		1999		1998
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Single family residential (1)	$4,545,519	59.0%	$4,519,269	60.9%	$4,870,474	62.9%	$3,944,932	62.0%	$1,760,266	63.2%
Home equity (1)	1,090,325	14.1	646,390	8.7	427,399	5.5	398,745	6.3	202,319	7.2
Commercial real estate and multifamily	20,578	0.3	30,703	0.4	39,230	0.5	57,051	0.9	74,164	2.7
Real estate construction and ground (2)	260,199	3.4	267,303	3.6	296,705	3.8	228,464	3.6	108,379	3.9
Commercial (2)	803,168	10.4	769,443	10.4	596,384	7.7	394,142	6.2	174,076	6.2
Prime automobile loans (1)	623,734	8.0	600,865	8.1	772,899	10.0	717,712	11.3	121,350	4.4
Subprime automobile loans (1)	232,001	3.0	420,658	5.8	620,588	8.0	480,533	7.5	236,454	8.5
Home improvement and related loans (1)	102,922	1.3	116,394	1.6	91,130	1.2	113,650	1.7	74,351	2.7
Overdraft lines of credit and
other consumer	37,300	0.5	36,356	0.5	31,608	0.4	31,645	0.5	33,484	1.2

	7,715,746	100.0%	7,407,381	100.0%	7,746,417	100.0%	6,366,874	100.0%	2,784,843	100.0%

Less:
Unearned premiums and discounts	(1,690)		(2,445)		(3,814)		(5,589)		(2,163)
Net deferred loan origination costs	(57,627)		(40,554)		(34,833)		(16,133)		(850)
Allowance for loan losses	66,079		57,018		52,518		57,839		60,157

	6,762		14,019		13,871		36,117		57,144

Total loans receivable	$7,708,984		$7,393,362		$7,732,546		$6,330,757		$2,727,699

(1)	Includes loans held for securitization and/or sale, if any
(2)	Net of undisbursed portion of loans.

The bank adjusts the composition of its loan portfolio in response to a variety of factors, including regulatory requirements and asset and liability management objectives. See “Regulation—Regulatory Capital,” “Qualified Thrift Lender Test” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Asset and Liability Management.”

CONTRACTUAL PRINCIPAL REPAYMENTS OF LOANS. The following table shows the scheduled contractual principal repayments of the bank’s loans at September 30, 2002. The entire balance of loans held for securitization and/or sale is shown in the year ending September 30, 2003, because such loans are expected to be sold in less than one year.

CONTRACTUAL PRINCIPAL REPAYMENTS

(In thousands)

	Principal Balance Outstanding at September 30, 2002(1)	Approximate Principal Repayments Due in Years Ending September 30,
		2003	2004	2005	2006-2007	2008-2012	2013-2017	2018 and Thereafter
Single family residential	$3,624,711	$55,086	$62,847	$66,863	$145,845	$447,573	$569,271	$2,277,226
Home equity	1,090,325	20,340	21,470	22,307	46,199	135,961	213,638	630,410
Commercial real estate and multifamily	20,578	249	431	2,314	2,319	15,265	—	—
Real estate construction and ground	260,199	198,879	57,801	609	735	2,175	—	—
Commercial	803,168	342,950	107,474	69,238	91,409	136,118	10,564	45,415
Prime automobile loans	333,078	93,755	92,184	71,044	69,119	6,976	—	—
Subprime automobile loans	232,001	96,110	80,549	49,461	5,881	—	—	—
Home improvement and related loans	101,156	4,890	5,013	5,110	10,559	27,822	27,196	20,566
Overdraft lines of credit and other consumer	37,300	7,269	6,654	6,794	15,344	1,239	—	—
Loans held for securitization and/or sale	1,213,230	1,213,230	—	—	—	—	—	—

Total loans receivable(2)	$7,715,746	$2,032,758	$434,423	$293,740	$387,410	$773,129	$820,669	$2,973,617

Fixed-rate loans	$2,598,626	$621,897	301,969	$190,575	$229,461	$414,096	$342,456	$498,172
Adjustable-rate loans	3,903,890	197,631	132,454	103,165	157,949	359,033	478,213	2,475,445
Loans held for securitization and/or sale	1,213,230	1,213,230	—	—	—	—	—	—

Total loans receivable(2)	$7,715,746	$2,032,758	$434,423	$293,740	$387,410	$773,129	$820,669	$2,973,617

(1)	Of the total amount of loans outstanding at September 30, 2002, which were due after one year, an aggregate principal balance of approximately $2.0 billion had fixed interest rates and an aggregate principal balance of approximately $3.7 billion had adjustable interest rates.
(2)	Before deduction of allowance for loan losses, unearned premiums and discounts and deferred loan origination fees (costs).

Actual payments may not reflect scheduled contractual principal repayments due to the effect of loan refinancings, prepayments and enforcement of due-on-sale clauses. Due-on-sale clauses give the bank the right to declare a “conventional loan” — one that is neither insured by the Federal Housing Administration nor partially guaranteed by the Veterans’ Administration — immediately due and payable in the event, among other things, that the borrower sells the property securing the loan without the consent of the bank. Although the bank’s single-family residential loans historically have had stated maturities of generally 30 years, such loans normally have remained outstanding for substantially shorter periods because of these factors. At September 30, 2002, excluding loans held for securitization and/or sale, aggregate principal repayments of $819.5 million against all loans are contractually due within the next year. Of this amount, $621.9 million is due on fixed-rate loans and $197.6 million is due on adjustable-rate loans.

ORIGINATION, PURCHASE AND SALE OF REAL ESTATE LOANS. The bank has general authority to make loans secured by real estate located throughout the United States. The following table shows changes in the composition of the bank’s real estate loan portfolio and the net change in mortgage-backed securities.

LOAN PURCHASE AND SALE TABLE

(IN THOUSANDS)

	For the Year Ended September 30,
	2002	2001	2000
Real estate loan originations and purchases: (1)
Single family residential	$5,036,548	$3,184,380	$1,666,639
Home equity	902,845	528,450	267,694
Commercial real estate and multifamily	—	—	4,602
Real estate construction and ground	259,858	259,130	259,537

Total originations and purchases	6,199,251	3,971,960	2,198,472

Principal repayments	(2,512,415)	(1,789,846)	(502,156)
Sales	(2,043,630)	(674,652)	(383,824)
Loans transferred to real estate acquired in settlement of loans	(4,174)	(720)	(5,616)

	(4,560,219)	(2,465,218)	(891,596)

Transfers to mortgage-backed securities (2)	(1,186,436)	(1,676,885)	(302,260)

Increase (decrease) in real estate loans	$452,596	$(170,143)	$1,004,616

(1)	Net of undisbursed portion of loans.
(2)	Represents real estate loans which were pooled and exchanged for mortgage-backed securities.

SINGLE-FAMILY RESIDENTIAL REAL ESTATE LENDING. The bank originates a variety of loans secured by single-family residences. At September 30, 2002, $5.6 billion, or 73.1%, of the bank’s loan portfolio consisted of loans secured by first or second mortgages on such properties, as compared to $5.2 billion, or 69.6%, at September 30, 2001. Of these amounts, $12.9 million and $34.5 million consisted of FHA-insured or VA-guaranteed loans at September 30, 2002 and 2001, respectively. Approximately 34.8% of the principal balance of the bank’s single-family residential real estate loans at September 30, 2002 were secured by properties located in Maryland, Virginia or the District of Columbia.

The bank originates VA, FHA and a wide variety of conventional residential mortgage loans through its wholly owned mortgage banking subsidiary, B. F. Saul Mortgage Company, and through Chevy Chase Mortgage, a division of the bank. The bank currently offers fixed-rate loans with maturities of 10 to 30 years and adjustable-rate residential mortgage loans, principally with maturities of 30 years.

The bank maintains a network of third party originators, including loan brokers and financial institutions, in order to supplement its direct origination of single-family residential mortgage loans. The bank determines the specific loan products and rates under which the third party originates the loan, and subjects the loan to the bank’s underwriting criteria and review. During the year ended September 30, 2002, approximately $3.2 billion of loans settled under this program.

Interest rates on the majority of the bank’s ARMs are adjusted based on either changes in (a) yields on U.S. Treasury securities or (b) the London Interbank Offered Rate (“LIBOR”) of varying maturities. The interest rate adjustment provisions of the bank’s ARMs may contain limitations on the frequency and/or maximum amount of interest rate adjustments. These limitations are determined by a variety of factors, including mortgage loan competition in the bank’s markets.

The bank has significantly expanded its origination of residential ARMs with interest rates that adjust monthly, semi-annually and annually, some of which provide a borrower with a below-market introductory rate and a variety of monthly payment options. One of the payment options could result in interest being added to the principal of the loan, or “negative amortization.” During fiscal years 2002 and 2001, the bank originated $3.0 billion and $0.9 billion, respectively, of these ARMs, all of which contained terms that limit the amount of negative amortization to no more than 10% of the original loan amount. At September 30, 2002, loans with this negative amortization option totaled $2.4 billion, which includes approximately $5.0 million of negative amortization in excess of the original principal balance. The bank is monitoring the risks associated with these ARM products, and has established terms for loans it originates (including caps on the amount of negative amortization) designed to minimize credit risks without adversely affecting the bank’s competitive position. Increased emphasis of these ARM products is a key part of management’s efforts to focus on originating mortgage loans with interest rates that adjust more frequently in order to reduce the bank’s interest-rate risk in the event market interest rates rise from their current historically low levels. At September 30, 2002, 81.5% of the bank’s residential mortgage loans were comprised of ARMs and 62.3% of the bank’s residential mortgage loans were comprised of ARMs that have interest rates which adjust annually or more frequently.

Loan sales provide the bank with liquidity and additional funds for lending, enabling the bank to increase the volume of loans originated and thereby increase loan interest and fee income as well as gains on sales of loans. In fiscal year 2002, sales of mortgage loans originated or purchased for sale by the bank totaled $2.0 billion compared to $674.7 million during fiscal year 2001. The marketability of loans, loan participations and mortgage-backed securities depends on purchasers’ investment limitations, general market and competitive conditions, mortgage loan demand and other factors.

The bank’s conforming fixed-rate, single-family loans are originated on terms which conform to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association guidelines in order to facilitate the securitization and/or sale of those loans. In order to manage its interest-rate exposure, the bank hedges its held for sale mortgage loan pipeline by entering into whole loan and mortgage-backed security forward sale commitments. Sales of residential mortgage loans are generally made without recourse to the bank. At September 30, 2002, the bank had $930.6 million of single-family residential loans held for securitization and/or sale to investors.

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

When the bank sells a residential whole loan or loan participation and retains servicing, or purchases mortgage servicing assets from third parties, it collects and remits loan payments, makes certain insurance and tax payments on behalf of borrowers and otherwise services the loans. The servicing fee, generally ranging from 0.25% to 0.50% per year of the outstanding loan principal amount, is recognized as income over the life of the loans. The bank also typically derives income from temporary investment for its own account of loan collections pending remittance to the participation or whole loan purchaser. At September 30, 2002, the bank was servicing residential permanent loans totaling $6.9 billion for other investors. See “Loan Servicing.”

SALES OF MORTGAGE-BACKED SECURITIES. The bank originates and sells mortgage-backed securities pursuant to its normal mortgage banking operations. The securities are generally issued in the same month as they are sold. The securities are formed from conforming mortgage loans originated for sale or from conforming mortgage loans resulting from the borrower’s election to convert from an adjustable-rate loan to a fixed-rate loan. Mortgage-backed securities held for sale in conjunction with mortgage banking activities are classified as trading securities. During the years ended September 30, 2002 and 2001, the bank originated and sold $1.2 billion and $848.6 million, respectively, of mortgage-backed securities and recognized gains of $6.2 million and $14.5 million, respectively. As a result of the sale of trading securities in the month such securities are formed, the Consolidated Statements of Cash Flows in this report reflect significant proceeds from the sales of trading securities, even though there are no balances of such securities at September 30, 2002.

HOME EQUITY LENDING. The bank makes home equity loans and credit line loans, the majority of which are secured by a second mortgage on the borrower’s home. Home equity credit line loans provide revolving credit, bear interest at a variable rate that adjusts monthly based on changes in the applicable interest rate index and generally are subject to a maximum annual interest rate of between 18.0% and 24.0%. Generally, except for any amortization of principal that may occur as a result of monthly payments, there are no required payments of principal until maturity. Home equity loans have fixed rates of interest and amortize over their term, which ranges from five to 20 years.

From time to time, the bank may purchase home equity loans and credit line loans from other lenders as a way to supplement its direct origination of these loans. During fiscal years 2002 and 2001, the bank made no such purchases.

Securitization and sale of home equity credit line receivables has been an important element of the bank’s strategies to enhance liquidity and to maintain compliance with regulatory capital requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.” The bank transferred $32.8 million and $46.2 million of home equity credit line receivables in existing trusts to investors and recognized gains of $1.3 million and $1.8 million during the years ended September 30, 2002 and 2001, respectively. The bank continues to service the underlying accounts.

COMMERCIAL REAL ESTATE AND REAL ESTATE CONSTRUCTION LENDING. Commercial real estate, real estate construction and ground loans are originated directly by the bank. Aggregate balances of residential and commercial construction, ground and commercial real estate and multifamily loans decreased 5.8% to $280.8 million at September 30, 2002, from $298.0 million at September 30, 2001. The bank provides financing, generally at market rates, to certain purchasers of its real estate owned. Additionally, the bank finances the construction of residential real estate, principally single-family detached homes and townhouses, but generally only when a home is under contract for sale by the builder to a consumer. Loan concentrations among types of real estate are reviewed and approved by the bank’s Credit Risk Management Committee.

COMMERCIAL LENDING. The bank makes loans to business entities for a variety of purposes, including working capital and acquisitions of real estate, machinery and equipment or other assets. A wide variety of products are offered, including revolving lines of credit for working capital or seasonal needs; term loans for the financing of fixed assets; letters of credit; cash management services; and other deposit and investment products. Concentrations among industries and structure types, such as syndications, are reviewed and approved by the bank’s Credit Risk Management Committee.

Business development efforts of the bank’s Business Banking Group have been concentrated in the major industry groups in the metropolitan Washington, DC and Baltimore areas, as well as a broad base of businesses and community service organizations. Commercial loans increased $33.8 million (or 4.4%) during fiscal year 2002 from $769.4 million at September 30, 2001 to $803.2 million at September 30, 2002. In addition, management believes that the ability to offer a broader variety of investment products and fiduciary services to institutional customers through the bank’s subsidiaries, ASB Capital Management, Inc. and Chevy Chase Trust Company, will continue to enhance the operations of the Business Banking Group.

At September 30, 2002, the bank held $219.9 million of participations in commercial loans originated by other financial institutions. The $219.9 million represents 27.4% of total commercial loans, a decrease from $282.2 million, or 367% of total commercial loans, at September 30, 2001.

Federal laws and regulations limit the bank’s commercial loan portfolio to 20% of assets, with at least 10% consisting of small business loans. At September 30, 2002 the bank complied with this limit.

OTHER CONSUMER LENDING ACTIVITIES. In addition to the types of loans described above, Chevy Chase currently offers a variety of other consumer loans, including automobile loans, overdraft lines of credit and other unsecured loans for traditional consumer purchases and needs. The bank does not offer its own credit card loans, but has an agreement with another financial institution pursuant to which that institution issues credit cards in the bank’s name to the bank’s local customers. The bank’s portfolios of automobile loans, home improvement and related loans and other consumer loans totaled $855.7 million, $102.9 million and $37.3 million, respectively, at September 30, 2002, which accounted for a combined 12.8% of total loans at that date.

The bank stopped originating subprime automobile loans in November 2000. However, the bank’s subprime automobile lending portfolio, which totaled $232.0 million at September 30, 2002, continues to exceed 25% of its Tier 1 capital. As a result, the bank remains potentially subject to the federal banking agencies’ supplemental guidance for subprime lending. See, “BUSINESS – Regulatory Capital.” The bank will continue its collection efforts on the remaining portfolio.

Federal and state lawmakers and regulators are considering, and in some cases have adopted, a variety of additional requirements relating to subprime and perceived abusive or “predatory” lending practices. Those requirements range from increased reporting and capital requirements to prohibition of specific lending practices. In light of the bank’s decision to stop originating subprime automobile loans, management currently believes that any other enactments of new regulatory requirements for these types of loans should not have a material adverse effect on the bank’s financial condition.

Federal laws and regulations limit the bank’s secured and unsecured consumer loans to 35% of its total assets. Home improvement, secured deposit account and educational loans are not included in the 35% limit. At September 30, 2002, the bank complied with this limit.

AUTOMOBILE LEASING. The bank entered the automobile leasing business during fiscal year 1998. The bank purchases vehicles, subject to lease contracts, from automobile dealers. At each of September 30, 2002 and 2001, the bank’s portfolio of automobile leases totaled $1.1 billion. In addition to credit risk associated with a lessee’s possible default under the lease, the bank is exposed to the risk that the value of the vehicle at maturity of the lease may be less than the future residual value as estimated by the bank at the inception of the lease. To reduce that risk, the bank (a) purchases insurance in the full amount of the estimated residual value to protect the bank against possible future decreases in residual values, and (b) does not use estimates of residual value that exceed published industry estimates unless that excess is also insured. Although the bank insures residual values, losses at lease maturity may not be fully covered by that insurance.

REAL ESTATE LOAN UNDERWRITING. In the loan approval process, Chevy Chase assesses both the borrower’s ability to repay the loan and the adequacy of the proposed security. The Board of Directors has delegated credit approval authority to the Executive Loan Committee and certain senior officers based on credit authorizations approved by the Board of Directors. Generally, all construction and commercial real estate loans are reviewed and approved by the Executive Loan Committee. Any significant loan not conforming to the bank’s approved policies must be approved by the Executive Loan Committee or the Chief Executive Officer. All credit exposures of $30 million or more are presented to the Board of Directors for final approval.

The approval process for all types of real estate loans includes appraisals or evaluations of the properties securing such loans and a review of the applicant’s financial statements and credit, payment and banking history, financial statements of any guarantors, and tax returns of guarantors of construction and commercial real estate loans.

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

LTV ratios are determined at the time a loan is originated. Consequently, subsequent declines in the value of a loan’s collateral could expose the bank to losses. Loans with LTV ratios above 90 percent without mortgage insurance may not exceed 100 percent of the bank’s total risk-based capital.

OTS regulations require institutions to adopt internal real estate lending policies, including LTV limitations conforming to specific guidelines established by the OTS. The bank’s current lending policies conform to these regulations.

On all loans secured by real estate, other than home improvement and related loans and certain home equity credit line loans, Chevy Chase requires title insurance policies protecting the priority of the bank’s liens. The bank requires fire and casualty insurance for permanent loans including home equity credit line loans and fire, casualty and builders’ risk insurance for construction loans. The borrower selects the insurance carrier, subject to Chevy Chase’s approval. Generally, for any residential loan in an amount exceeding 80% of the appraised value of the security property, Chevy Chase currently requires mortgage insurance from an independent mortgage insurance company. The majority of the bank’s mortgage insurance is currently placed with four carriers.

Substantially all fixed-rate mortgage loans originated by the bank contain a due-on-sale clause which provides that the bank may declare a loan immediately due and payable in the event, among other things, that the borrower sells the property securing the loan without the consent of the bank. The bank’s ARMs generally are assumable, subject to certain conditions.

COMMERCIAL LOAN UNDERWRITING. All commercial loan applications are underwritten and approved under authorities granted to specified committees and individuals as outlined in the bank’s credit policies. All credit exposures of $30 million or more are presented to the Board of Directors for final approval. The scope and depth of the underwriting for a particular request are generally dictated by the size and complexity of the proposed transaction. All commercial loans greater than $100,000 are assigned a risk rating at inception, based on a risk-rating system established in the bank’s credit policies.

Subsequent to origination, all commercial loans with balances greater than $100,000 are reviewed at least annually. Changes in the credit quality of the loans are noted and the risk ratings are modified as appropriate.

OTHER CONSUMER LOAN AND LEASE UNDERWRITING. Other consumer loans, which include automobile loans, home improvement and related loans and overdraft lines of credit, and automobile subject to lease are originated or purchased by the bank after a review in accordance with established underwriting procedures.

The underwriting procedures are designed to provide a basis for assessing the borrower’s ability and willingness to repay the loan or make the payments required under the lease. In conducting this assessment, the bank considers the borrower’s ratio of debt to income, various credit scoring models and evaluates the borrower’s credit history through a review of a written credit report compiled by a recognized consumer credit reporting bureau. The borrower’s equity in the collateral and the terms of the loan or lease are also considered. The bank’s guidelines are intended only to provide a basis for lending decisions, and exceptions to the guidelines may, within certain limits, be made based upon the credit judgment of the bank’s lending officer. The bank periodically conducts audits to ensure compliance with its established underwriting policies and procedures.

The bank purchases residual value insurance on vehicles to reduce the risk that the vehicle’s value at maturity of the lease may be less than the estimated future residual value at the inception of the lease. The bank periodically conducts audits of its vehicle lease files to ensure compliance with the requirements of the residual value insurance policies.

Prior to November 2000, the bank also originated subprime automobile loans through one of its operating subsidiaries. The underwriting guidelines for this subsidiary applied to a category of lending in which loans may be made to applicants who have experienced certain adverse credit events and therefore would not necessarily meet all of the bank’s guidelines for its traditional loan program, but who meet certain other creditworthiness tests. These loans may experience higher rates of delinquencies, repossessions and losses, especially under adverse economic conditions, compared with loans originated pursuant to the bank’s traditional lending program. In November 2000, the bank stopped the origination of subprime automobile loans. The bank continues its collection efforts on the remaining portfolio.

LOAN ORIGINATIONS, SECURITIZATIONS AND SALES—RETAINED INTERESTS AND SERVICING ASSETS. In connection with its loan origination, securitization and sale activities, the bank generally retains various interests in the sold loans, including servicing assets and interest-only strips receivable. The bank also purchases servicing assets related to loans originated by third parties. The bank records these interests as assets on its financial statements. In some cases, the bank determines the carrying value of the asset based on expected future cash flows to be received by the bank from the underlying asset. Some of these cash flows are payable to the bank before the claims of others, while other cash flows are subordinated to the claims of others. The table below summarizes the carrying value of these assets at September 30, 2002.

	Not Subordinated	Subordinated	Total
	(in thousands)
Servicing assets	$60,320	$—	$60,320
Interest only strips receivable	56,456	32,850	89,306
Overcollateralization of loans	—	15,865	15,865
Reserve accounts	—	18,264	18,264

Total	$116,776	$66,979	$183,755

LOAN SERVICING. The bank’s investment in servicing assets is periodically evaluated for impairment. The bank stratifies its servicing assets for purposes of evaluating impairment by taking into consideration relevant risk characteristics, including loan type and note rate. The bank evaluates its servicing assets for impairment based on fair value. To measure fair value of its servicing assets, the bank uses either third party market prices or discounted cash flow analyses using market based assumptions for servicing fee income, servicing costs, prepayment rates and discount rates.

If actual prepayment or default rates significantly exceed the estimates used to calculate the carrying values of the servicing assets, the actual amount of future cash flow could be less than the expected amount and the value of the servicing assets, as well as the bank’s earnings, could be negatively impacted. No assurance can be given that underlying loans will not experience significant increases in prepayment or default rates or that the bank may not have to write down the value of its servicing assets. See Note C and Note 15 to the Consolidated Financial Statements in this report.

The bank receives income through servicing of loans and fees in connection with loan origination, loan modification, late payments, changes of property ownership and miscellaneous services related to its loans. Servicing income, earned on (a) single-family residential mortgage loans owned by third parties and (b) the bank’s securitization and servicing of home equity, automobile and home loan receivables portfolios, is a source of substantial earnings for the bank. Income from these activities varies with the volume and type of loans originated and sold.

The following table sets forth certain information relating to the bank’s servicing income as of or for the years indicated.

	As of or for the Year Ended September 30,
	2002	2001	2000
	(in thousands)
Residential	$6,918,984	$5,943,737	$5,229,971
Home equity	86,279	171,438	249,785
Automobile	803,852	1,190,979	867,046
Home Improvement loans	35,410	57,313	81,847

Total amount of loans serviced for others (1)	$7,844,525	$7,363,467	$6,428,649

Servicing and securitization income	$84,160	$52,169	$28,991

(1)	The carrying value of the bank’s servicing assets and interest-only strips receivable at September 30, 2002, 2001 and 2000 was $149.6 million, $125.3 million and $107.9 million, respectively.

The bank’s level of servicing and securitization income varies based in large part on the amount of the bank’s securitization activities with respect to these loan types. As the bank securitizes and sells assets, acquires servicing assets either through purchase or origination, or sells mortgage loans and retains the servicing rights on those loans, the level of servicing and securitization income generally increases. During fiscal year 2002, the bank securitized and sold $1.7 billion of loan receivables through both new and existing securitization trusts compared to $853.7 million during fiscal year 2001.

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

If actual prepayment or default rates significantly exceed the estimates used to calculate the values of the interest only strips receivable, the actual amount of future cash flow could be less than the expected amount and the value of the interest only strips receivable, as well as the bank’s earnings, could be negatively impacted. No assurance can be given that underlying loans will not experience significant increases in prepayment or default rates or that the bank may not have to write down the value of its interest only strips receivable. See Summary Of Significant Accounting Policies and Note 22 in Notes to the Consolidated Financial Statements in this report.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Asset Quality—Delinquent Loans” for a discussion of the bank’s delinquent loan portfolio at September 30, 2002.

ALLOWANCES FOR LOSSES. The allowance for loan losses represents management’s estimate of credit losses inherent in the bank’s loan portfolios as of the balance sheet date. The bank’s methodology for assessing the appropriate level of the allowance consists of several key elements, which include the allocated allowance, specific allowances for identified loans and the unallocated allowance. Management reviews the adequacy of the valuation allowances on loans using a variety of measures and tools including historical loss performance, delinquent status, current economic conditions, internal risk ratings and current underwriting policies and procedures.

The allocated allowance is assessed on both homogeneous and non-homogeneous loan portfolios. The range is calculated by applying loss and delinquency factors to the outstanding loan balances of these portfolios. Loss factors are based on analysis of the historical performance of each loan category and an assessment of portfolio trends and conditions, as well as specific risk factors impacting the loan portfolios. Each homogeneous portfolio, such as single-family residential loans or automobile loans, is evaluated collectively.

Non-homogeneous type loans, such as business banking loans and real estate banking loans, are analyzed and segregated by risk according to the bank’s internal risk rating system. These loans are reviewed by the bank’s credit and loan review groups on an individual loan basis to assign a risk rating. Industry loss factors are applied based on the risk rating assigned to the loan. Industry loss factors are used because of the bank’s lack of history in these portfolios. A specific allowance may be assigned to non-homogeneous type loans that have been individually determined to be impaired. Any specific allowance considers all available evidence including, as appropriate, the present value of payments expected to be received or, for loans that are solely dependent on collateral for repayment, the estimated fair value of the collateral.

The unallocated allowance is based upon management’s evaluation and judgement of various conditions that are not directly measured in the determination of the allocated and specific allowances. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the key lending areas of the bank, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, regulatory examination results and findings of the bank’s internal credit evaluations.

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

The bank’s review of its various asset portfolios takes place within its Asset Review and Asset Classification Committees, which meet on a quarterly basis. The Asset Classification Committee reviews risk performance trends within the bank’s loan and REO portfolios and economic trends and conditions, which might impact those portfolios. This Committee also reviews the status of individual criticized and classified assets from $500,000 up to $5,000,000 and the allowance for loan losses. The Asset Review Committee, which meets in conjunction with the Asset Classification Committee, reviews the status of individual criticized and classified assets of $5,000,000 and greater.

The Federal Financial Institutions Examination Council (“FFIEC”), which is composed of the OTS and the other federal banking agencies, has issued guidelines regarding the appropriate levels of general valuation allowances that should be maintained by insured institutions and guidance on the design and implementation of loan loss allowance methodologies and supporting documentation practices. The bank believes that its levels of general valuation allowances at September 30, 2002 and its procedures comply with the guidelines.

The bank’s assets are subject to review and classification by the OTS upon examination. Based on such examinations, the bank could be required to establish additional valuation allowances or incur additional charge-offs.

DEPOSITS AND OTHER SOURCES OF FUNDS

GENERAL. Deposits are the primary source of the bank’s funds for use in lending and for other general business purposes. In addition to deposits, Chevy Chase receives funds from loan repayments and loan sales. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced by general interest rates and money-market conditions. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels or deposit outflows, or to support the bank’s operating or investing activities, or planned growth. In recent years, the bank has relied to a greater degree on borrowed funds, particularly FHLB advances, to fund its planned asset growth. This source of funding is generally more volatile and expensive than traditional core deposits.

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

Chevy Chase attracts deposits through its branch network and advertisements, and offers depositors access to their accounts through 771 ATMs, including 208 ATMs located in grocery stores. These ATMs significantly enhance the bank’s position as a leading provider of convenient ATM service in its primary market area. The bank is a member of the “STAR” (R) ATM network which offers nationwide access, and the “PLUS” (R) ATM network, which offers worldwide access. In addition, the bank has a partnership agreement with a regional grocery store chain that authorizes the bank to provide in-store banking centers at potentially all of its Maryland, Virginia, Delaware and Washington, DC area stores. As of September 30, 2002, the bank has opened 53 in-store banking centers as part of this agreement.

Chevy Chase accepts brokered deposits as a way to diversify the bank’s funding sources and provide additional funding for planned growth. The bank had $76.9 million of brokered deposits at September 30, 2002, a decrease of 91.8% from $941.4 million at September 30, 2001. Under FDIC regulations, the bank can accept brokered deposits as long as it meets the capital standards established for well-capitalized institutions or, with FDIC approval, adequately capitalized institutions, under the prompt corrective action regulations. Brokered deposits typically have higher interest rates and are more volatile than traditional retail deposits. Management believes that brokered deposits are a viable alternative source of funds for the bank, and will continue to evaluate the use of brokered deposits as a source of funds in the future.

The bank obtains deposits primarily from customers residing in Montgomery and Prince George’s Counties in Maryland and Northern Virginia. Approximately 36.7% of the bank’s deposits at September 30, 2002 were obtained from depositors residing outside of Maryland, with approximately 22.5% from depositors residing in Northern Virginia.

The following table shows the amounts of Chevy Chase’s deposits by type of account at the dates indicated.

DEPOSIT COMPOSITION TABLE

(DOLLARS IN THOUSANDS)

	September 30,
	2002		2001		2000		1999		1998
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand and NOW accounts	$2,436,156	32.8%	$2,070,976	27.4%	$1,849,203	26.3%	$1,606,169	27.9%	$1,329,839	27.2%
Money market deposit accounts	1,953,312	26.3	1,570,297	20.8	1,156,829	16.4	1,125,405	19.5	1,019,569	20.9
Statement savings accounts	893,093	12.0	780,655	10.3	779,344	11.1	888,212	15.4	913,467	18.7
Jumbo certificate accounts	522,499	7.0	620,453	8.2	636,750	9.0	486,245	8.4	358,913	7.3
Brokered certificate accounts	76,948	1.0	941,409	12.5	1,306,419	18.6	532,588	9.3	—	—
Other certificate accounts	1,420,408	19.1	1,461,473	19.3	1,195,999	17.0	1,016,118	17.6	1,168,746	23.9
Other deposit accounts	135,169	1.8	117,207	1.5	113,245	1.6	108,749	1.9	97,696	2.0

Total deposits	$7,437,585	100.0%	$7,562,470	100.0%	$7,037,789	100.0%	$5,763,486	100.0%	$4,888,230	100.0%

AVERAGE COST OF DEPOSITS

	Year Ended September 30,
	2002	2001	2000
Demand and NOW accounts	0.31%	0.60%	0.88%
Money market accounts	1.74%	3.56%	3.55%
Statement savings and other deposit accounts	0.96%	1.52%	1.86%
Certificate accounts	4.14%	5.99%	5.69%
Total deposit accounts	2.15%	3.79%	3.71%

The range of deposit account products offered by the bank through its extensive branch and ATM network allows the bank to be competitive in obtaining funds from its local retail deposit market. At the same time, however, as customers have increasingly responded to changes in interest rates, the bank has experienced some fluctuations in deposit flows. Chevy Chase’s ability to attract and maintain deposits and its cost of funds will continue to be significantly affected by market conditions and its pricing strategy.

The following table sets forth Chevy Chase’s deposit flows during the periods indicated.

	Year Ended September 30,
	2002	2001	2000
	(in thousands)
Deposits to accounts	$48,432,739	$43,408,719	$38,470,514
Withdrawals from accounts	(48,701,536)	(43,131,644)	(37,418,474)

Net cash to (from) accounts	(268,797)	277,075	1,052,040
Interest credited to accounts	143,912	247,606	222,263

Net increase (decrease) in deposit balances	$(124,885)	$524,681	$1,274,303

Deposit growth may be moderated by the bank from time to time either to take advantage of lower cost funding alternatives or in response to more modest expectations for loan and other asset growth.

The following table sets forth, by weighted average interest rates, the types and amounts of deposits as of September 30, 2002, which will mature during the fiscal years indicated.

WEIGHTED AVERAGE INTEREST RATES OF DEPOSITS

As of September 30, 2002

(DOLLARS IN THOUSANDS)

	Demand, NOW and Money Market Deposit Accounts		Statement Savings Accounts		Other Core Accounts		Certificate Accounts		Total
Maturing During Year Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2003	$4,389,468	0.77%	$893,093	0.79%	$135,169	0.50%	$1,686,449	2.88%	$7,104,179	1.27%
2004	—	—	—	—	—	—	149,760	3.38	149,760	3.38
2005	—	—	—	—	—	—	48,288	5.17	48,288	5.17
2006	—	—	—	—	—	—	103,401	4.88	103,401	4.88
2007	—	—	—	—	—	—	31,957	4.38	31,957	4.38

Total	$4,389,468	0.77%	$893,093	0.79%	$135,169	0.50%	$2,019,855	3.09%	$7,437,585	1.40%

The following table summarizes maturities of certificate accounts in amounts of $100,000 or greater as of September 30, 2002.

Year Ending September 30,	Amount	Weighted Average Rate
	(Dollars in thousands)
2003	$515,251	2.55%
2004	48,236	3.45%
2005	6,610	5.75%
2006	26,532	4.90%
2007	6,487	4.40%

Total	$603,116	2.78%

The following table represents the amounts of deposits by various interest rate categories as of September 30, 2002 maturing during the fiscal years indicated.

MATURITIES OF DEPOSITS BY INTEREST RATES

As of September 30, 2002

(IN THOUSANDS)

	Accounts Maturing During Year Ending September 30,
Interest Rate	2003	2004	2005	2006	2007	Total
Demand deposits (0%)	$779,634	$—	$—	$—	$—	$779,634
0.01% to 1.99%	5,009,028	7,240	—	53	—	5,016,321
2.00% to 2.99%	787,363	40,594	1,593	17	—	829,567
3.00% to 3.99%	307,348	72,436	11,829	1,691	2,294	395,598
4.00% to 4.99%	39,257	22,016	3,870	91,565	29,241	185,949
5.00% to 5.99%	30,123	2,593	6,694	5,775	422	45,607
6.00% to 7.99%	151,426	4,881	24,302	4,300	—	184,909

Total	$7,104,179	$149,760	$48,288	$103,401	$31,957	$7,437,585

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

Under the credit policies of the FHLB of Atlanta, credit may be extended to creditworthy institutions based upon their financial condition, and the adequacy of collateral pledged to secure the extension of credit. Extensions of credit may be obtained pursuant to several different credit programs, each of which has its own rate and range of maturities. Advances from the FHLB of Atlanta must be secured by certain types of collateral with a value, as determined by the FHLB of Atlanta, at least equal to 100% of the borrower’s outstanding advances. The bank had outstanding FHLB advances of $1.7 billion at September 30, 2002.

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

The following table sets forth a summary of the repurchase agreements of the bank as of the dates and for the years indicated.

	September 30,
	2002	2001
	(Dollars in thousands)
Securities sold under repurchase Agreements:
Balance at year-end	$505,140	$110,837
Average amount outstanding during the year	405,844	397,842
Maximum amount outstanding at any Month-end	559,957	534,170
Weighted average interest rate during the year	1.95%	5.74%
Weighted average interest rate on year-end balances	1.82%	3.21%

On November 23, 1993, the bank sold $150 million principal amount of its 9 1/4% Subordinated Debentures due 2005 (the “1993 Debentures”). Interest on the 1993 Debentures is payable semiannually on December 1 and June 1 of each year. The OTS approved the inclusion of the principal amount of the 1993 Debentures in the bank’s supplementary capital for regulatory capital purposes. Since December 1, 1998, the 1993 Debentures have been redeemable, in whole or in part, at any time at the option of the bank.

On December 3, 1996, the bank sold $100 million principal amount of its 9 1/4% Subordinated Debentures due 2008 (the “1996 Debentures”). Interest on the 1996 Debentures is payable semiannually on December 1st and June 1st of each year. The OTS approved the inclusion of the principal amount of the 1996 Debentures in the bank’s supplementary capital for regulatory capital purposes. On December 1, 2001, the 1996 Debentures became redeemable, in whole or in part, at any time at the option of the bank.

Under the OTS capital regulations, redemption of the 1993 Debentures or the 1996 Debentures prior to their stated maturity requires prior approval of the OTS unless the debentures are redeemed with the proceeds of, or replaced by, a like amount of “a similar or higher quality” capital instrument.

SUBSIDIARIES

OTS regulations generally permit the bank to make investments in service corporation subsidiaries in an amount not to exceed 3.0% of the bank’s assets, provided that any investment in excess of 2.0% of assets serves primarily community, inner city or community development purposes. These regulations also permit the bank to make “conforming loans” to those subsidiaries and joint ventures in an amount not to exceed 50% of the bank’s regulatory capital. At September 30, 2002, 2.0% and 3.0% of the bank’s assets was equal to $225.8 million and $338.7 million, respectively, and the bank had $35.9 million invested in its service corporation subsidiaries, $5.0 million of which was in the form of conforming loans.

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

REAL ESTATE DEVELOPMENT ACTIVITIES. Manor Investment Company, a subsidiary of the bank, was engaged in certain real estate development activities commenced prior to the enactment of FIRREA and continues to manage the remaining property it holds. As a result of the stringent capital requirements that FIRREA applies to investments in subsidiaries, such as Manor, that engage in activities impermissible for national banks, Manor has not entered, and does not intend to enter, into any new real estate development arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Asset Quality.”

SECURITIES BROKERAGE SERVICES. Chevy Chase Securities, Inc., is a wholly owned subsidiary of Chevy Chase Financial Services Corporation (“CCFS”), a wholly owned direct subsidiary of Chevy Chase. Chevy Chase Securities is a licensed broker-dealer, which sells securities on a retail basis to the general public, including customers and depositors of the bank.

INSURANCE SERVICES. Chevy Chase Insurance Agency, Inc., (“CCIA”) a wholly owned subsidiary of CCFS, is a licensed insurance broker offering a variety of “personal line” property and casualty and life insurance programs to the general public, including customers and depositors of the bank. CCIA’s primary programs consist of homeowner and automobile insurance in the property and casualty sector and mortgage and credit life and disability insurance in the life insurance sector.

LENDING SUBSIDIARIES. Chevy Chase engages in significant mortgage lending activities through B. F. Saul Mortgage Company. See “Lending Activities.” CFC—Consumer Finance Corporation engaged in subprime automobile lending. In November 2000, the bank stopped the origination of subprime automobile loans. The bank continues its collection efforts on the existing portfolio.

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

SPECIAL PURPOSE SUBSIDIARIES. At September 30, 2002, Chevy Chase Real Estate, LLC, (“CCRE”) a wholly owned subsidiary of Chevy Chase, held 100% of the common stock of 24 subsidiaries, 11 of which are active, a majority of which were formed for the sole purpose of acquiring title to various real estate projects pursuant to foreclosure or deed-in-lieu of foreclosure. The bank’s investment in the subsidiaries was $27.4 million at September 30, 2002. CCRE is an operating subsidiary and, therefore, the bank’s investment in CCRE is not subject to the 3.0% service corporation investment limit discussed above.

EMPLOYEES

The bank and its subsidiaries had 3,295 full-time and 445 part-time employees at September 30, 2002. The bank provides its employees with a comprehensive range of employee benefit programs, including group health benefits, life insurance, disability insurance, paid sick leave, certain free deposit services and certain loan discounts. See “Executive Compensation” for a discussion of certain compensation programs available to the bank’s executive officers. None of the bank’s employees is represented by a collective bargaining agent. The bank believes that its employee relations are good.

COMPETITION

Chevy Chase encounters strong competition both in attracting deposits and making loans in its markets. The bank’s most direct competition for deposits comes from other thrifts, commercial banks and credit unions, as well as from money market funds and corporate and government securities. In addition to offering competitive interest rates, Chevy Chase offers a variety of services, convenient ATM locations and convenient office locations and hours to attract deposits. Competition for real estate and other loans comes principally from other thrifts, banks, mortgage banking companies, insurance companies and other institutional lenders. Chevy Chase competes for loans through interest rates, loan fees and the variety and quality of services provided to borrowers and brokers.

The bank’s major competition comes from local depository institutions and, as a result of deregulation of the financial services industry and changing market demands over recent years, regional, national and international financial institutions and other providers of financial services. The GLB Act amended federal law to permit broader affiliations among commercial banks, securities firms, insurance companies, and other financial services providers.

The bank competes with numerous depository institutions in its deposit-taking activities in the Washington, DC metropolitan area. The bank also competes with these institutions in the origination of single-family residential mortgage loans and home equity credit line loans. According to the most recently published industry statistics, at June 30, 2001, Chevy Chase had the largest market share, with approximately 27% of deposits, in Montgomery County, Maryland, and ranked third in market share, with approximately 15% of deposits, in Prince George’s County, Maryland. Based on publicly available information, Chevy Chase estimates that, in the Washington, DC metropolitan area, it is one of the leaders in market share of single-family residential mortgage and home equity credit line loans.

FEDERAL TAXATION

Savings institutions, such as the bank, generally are taxed in the same manner as other corporations. There are, however, several special rules that apply principally to savings institutions and, in some cases, other financial institutions. Certain significant aspects of the federal income taxation of the bank are discussed below:

GENERAL. The bank and its subsidiaries are included in the consolidated federal income tax return filed by the Trust on a fiscal year basis. Each member of an affiliated group of corporations which files consolidated income tax returns is liable for the group’s federal income tax liability.

BAD DEBT RESERVE. For taxable years beginning before December 31, 1995, savings institutions that satisfied certain requirements were permitted to establish reserves for bad debts and to deduct each year reasonable additions to those reserves in lieu of taking a deduction for bad debts actually sustained during the taxable year. To qualify for this treatment, at least 60% of a savings institution’s assets had to be “qualifying assets,” including cash, certain U.S. and state government securities and loans secured by interests in residential real property.

In establishing its reserves from calendar year 1988 through fiscal year 1996, the bank calculated its bad debt deduction for tax purposes using the experience method. The experience method was based on the institution’s actual loan loss experience over a prescribed period. As of September 30, 1996, accumulated reserves were approximately $111.8 million.

In 1996, Congress repealed the thrift bad debt provisions of the Internal Revenue Code effective for taxable years beginning after December 31, 1995. As a result, the bank can deduct only those bad debts actually incurred during the respective taxable years. The bad debt provisions of the 1996 legislation also require thrifts to recapture and pay income tax on bad debt reserves accumulated since 1987 over a six year period, beginning with a thrift’s taxable year starting after December 31, 1995 or, if the thrift meets a loan origination test, beginning up to two years later. The bank’s accumulated reserves since 1987, which are subject to recapture under this rule are $101.3 million. Of this amount, $16.9 million was recaptured in each of 1999, 2000, 2001 and 2002, and $33.8 million remains subject to recapture over the remainder of the six year recapture period which ends September, 2004. The tax liability related to the recapture of the bad debt reserves accumulated since 1987 has been reflected in the bank’s financial statements.

CONSOLIDATED TAX RETURNS; TAX SHARING PAYMENTS. Generally, the operations of the Trust have generated significant net operating losses and the bank’s taxable income generally has been sufficient to fully utilize the losses of the Trust. Under the terms of a tax sharing agreement dated June 28, 1990, as amended, the bank is obligated to make payments to the Trust based on its taxable income, as explained more fully below.

The tax sharing agreement generally provides that each member of the Trust’s affiliated group is required to pay the Trust an amount equal to 100% of the tax liability that the member would have been required to pay to the IRS if the member had filed on a separate return basis. These amounts generally must be paid even if the affiliated group has no overall tax liability or the group’s tax liability is less than the sum of those amounts. Under the tax sharing agreement, the Trust, in turn, is obligated to pay to the appropriate tax authorities the overall tax liability, if any, of the group. In addition, to the extent the net operating losses or tax credits of a particular member reduce the overall tax liability of the group, the Trust is required to reimburse that member on a dollar-for-dollar basis, thereby compensating the member for the group’s use of its net operating losses or tax credits. Under the tax sharing agreement, the bank and its subsidiaries are treated as a single member of the Trust’s affiliated group.

The bank made tax sharing payments of $5.7 million in fiscal year 2002. At September 30, 2002, the amount of tax sharing payments due to the Trust from the bank was $2.2 million. It is expected that the bank will have taxable income in future years and additional operating losses of the Trust will be utilized to reduce the overall tax liability of the group which would otherwise arise from such taxable income of the bank or from the taxable income of other members of the Trust’s affiliated group.

In general, if the bank has net operating losses or unused tax credits in any taxable year, under the tax sharing agreement the Trust is obligated to reimburse the bank in an amount generally equal to (1) the tax benefit to the group of using those tax losses or unused tax credits in the group’s consolidated federal income tax return for such year, plus (2) to the extent those losses or credits are not used by the group in that year, the amount of the tax refunds which the bank would otherwise have been able to claim if it were not included in the consolidated federal income tax return of the group, but not in excess of the net amount paid by the bank to the Trust pursuant to the tax sharing agreement. There is no assurance that the Trust would be able to fulfill this obligation. If the Trust did not make the reimbursement, the OTS could attempt to characterize the nonpayment as an extension of credit by the bank to the Trust which, as described above under “Holding Company Regulation,” is prohibited under current law. The tax sharing agreement itself does not provide for any specific remedies upon a breach by any party of its obligations under the agreement.

The bank, as a member of an affiliated group of corporations filing consolidated income tax returns, is liable under the Internal Revenue Code for the group’s tax liability. Although the bank would be entitled to reimbursement under the tax sharing agreement for income tax paid with respect to the income of other members of the affiliated group, there can be no assurance that the Trust or other members would be able to fulfill this obligation.

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

SEGMENTS

For information about industry segments, see Notes 31 and 37 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

Real Estate

A list of the investment properties of the Real Estate Trust is set forth under ”Item 1. Business—Real Estate—Real Estate Investments.”

The Trust conducts its principal business from its executive offices at 7501 Wisconsin Avenue, Suite 1500, Bethesda, Maryland. The Saul Company leases all office facilities on behalf of the Trust.

Banking

During fiscal year 2002, the bank completed the consolidation of various office locations to its new corporate headquarters at 7501 Wisconsin Avenue, Bethesda, Maryland. At September 30, 2002, the bank conducted its business from its home office at 7926 Jones Branch Drive, McLean, Virginia and its executive offices at 7501 Wisconsin Avenue, Bethesda, Maryland; its operations centers at 6151 and 6200 Chevy Chase Drive, Laurel, Maryland, and 14601 Sweitzer Lane, Laurel, Maryland; its office facilities at 1101 Pennsylvania Avenue, NW, Washington, DC; and 197 full-service offices located in Maryland, Virginia, Delaware and the District of Columbia. On that date, the bank owned the building and land for 35 of its branch offices and leased its remaining 162 branch offices. Chevy Chase leases the office facilities at 7926 Jones Branch Drive, 6200 Chevy Chase Drive, 14601 Sweitzer Lane, 1101 Pennsylvania Avenue, NW and the land at 7501 Wisconsin Avenue. Chevy Chase owns the building at 7501 Wisconsin Avenue. In addition, the bank leases office space in which its subsidiaries are housed. The office facility leases have various terms expiring from fiscal years 2003 to 2022 and the ground leases have terms expiring from fiscal years 2029 to 2081. The bank also owns the building and land at 5202 President’s Court, Frederick, Maryland, the site of its former credit card operations center, which is now leased to third parties and 6151 Chevy Chase Drive, Laurel, Maryland. The bank also owns the building and leases the land at 7700 Old Georgetown Road, Bethesda, Maryland. The bank also leases the office facilities at 7735 Old Georgetown Road, Bethesda, Maryland. Both of these office facilities were occupied by bank personnel prior to the consolidation into the bank’s new corporate headquarters. The bank is in the process of leasing and subleasing these facilities to third parties. See Note 24 to the Consolidated Financial Statements in this report for lease expense and commitments.

The following table sets forth the location of the bank’s 197 full-service branch offices at September 30, 2002.

1 Catoctin Circle Leesburg, VA 20176	8201 Greensboro Drive McLean, VA 22102	1100 Wilson Boulevard Arlington, VA 22209

1100 W. Broad Street Falls Church, VA 22046	234 Maple Avenue East Vienna, VA 22180	4229 Merchant Plaza Woodbridge, VA 22192

3941 Pickett Road Fairfax, VA 22031	8436 Old Keene Mill Road Springfield, VA 22152	14125 St. Germain Drive Centreville, VA 20121

1439 Chain Bridge Road McLean, VA 22101	8120 Sudley Road Manassas, VA 20109	3532 Columbia Pike Arlington, VA 22204

6367 Seven Corners Center Falls Church, VA 22044	13344-A Franklin Farms Road Herndon, VA 20171	11200 Main Street Fairfax, VA 22030

1100 S. Hayes Street Arlington, VA 22202	20970 Southbank Street Potomac Falls, VA 20165	13043 Lee Jackson Memorial Highway Fairfax, VA 22033

2932 Chain Bridge Road Oakton, VA 22124	7030 Little River Turnpike Annandale, VA 22003	2079 Daniel Stuart Square Woodbridge, VA 22191

1201 Elden Street Herndon, VA 20170	3095 Nutley Street Fairfax, VA 22031	2901-11 South Glebe Road Arlington, VA 22206

5613 Stone Road	4700 Lee Highway	7501 Huntsman Boulevard

Centreville, VA 20120	Arlington, VA 22207	Springfield, VA 22153

44151 Ashburn Shopping Plaza Ashburn, VA 20147	5851 Crossroads Center Way Falls Church, VA 22041	1230 West Broad Street Falls Church, VA 22047

3690-A King Street Alexandria, VA 22302	6800 Richmond Highway Alexandria, VA 22306	10346 Courthouse Road Spotsylvania, VA 22553

6609 Springfield Mall Springfield, VA 22150	7935 L Tysons Corner Center McLean, VA 22102	3480 South Jefferson Street Falls Church, VA 22041

500 South Washington Street Alexandria, VA 22314	11874 Spectrum Center Reston, VA 20190	1459 North Point Village Reston, VA 20194

10100 Dumfries Road Manassas, VA 20110	5230-A Port Royal Road Springfield, VA 22151	61 Catoctin Circle, NE Leesburg, VA 20175

5870 Kingstowne Boulevard Alexandria, VA 22310	8628-A Richmond Highway Alexandria, VA 22309	6426 Springfield Plaza Springfield, VA 22150

3499 S. Jefferson Street Baileys Crossroads, VA 22041	3046 Gatehouse Plaza Falls Church, VA 22042	21800 Town Center Plaza, #255 Sterling, VA 20164

1621 B Crystal Square Arcade Arlington, VA 22202	46160 Potomac Run Plaza Sterling, VA 20164	5740 Union Mills Road Clifton, VA 20124

21100 Dulles Town Circle Dulles, VA 20166	9863 Georgetown Pike Great Falls, VA 22066	8110 Fletcher Avenue McLean, VA 22101

7575 Newlinton Hall Road Gainesville, VA 20155	2251 John Milton Drive Herndon, VA 20171	3501 Plank Road Fredericksburg, VA 22407

12445 Hedges Run Drive Lakeridge, VA 22192	7137 Columbia Pike Annandale, VA 22003	6011 Burke Center Parkway Burke, VA 22015

8025 Sudley Road Manassas, VA 22110	1228 Elden Street Herndon, VA 22070	4309 Dale Boulevard Dale City, VA 22193

41 West Lee Highway Warrenton, VA 22186	3131 Duke Street Alexandria, VA 22314	697 North Washington Street Alexandria, VA 22313

43330 Junction Plaza Ashburn, VA 20147	8098 Rolling Road Springfield, VA 22153	45545 Dulles Eastern Plaza Sterling, VA 20163

43931 Farmwell Hunt Plaza Ashburn, VA 20147	6949 Commerce Street Springfield, VA 22150	26001 Ridge Road Damascus, MD 20872

17831 Georgia Avenue Olney, MD 20832	15407 Excelsior Drive Bowie, MD 20716	317 Kentlands Boulevard Gaithersburg, MD 20878

8315 Georgia Avenue Silver Spring, MD 20910	5552 Norbeck Road Rockville, MD 20853	215 N. Washington Street Rockville, MD 20850

11261 New Hampshire Avenue Silver Spring, MD 20904	6200 Annapolis Road Landover Hills, MD 20784	573 Governor Ritchie Highway Severna Park, MD 21146

101 Halpine Road Rockville, MD 20852	33 West Franklin Street Hagerstown, MD 21740	4745 Dorsey Hall Drive Ellicott City, MD 21042

6107 Greenbelt Road Berwyn Heights, MD 20740	6400 Belcrest Road Hyattsville, MD 20782	1130 Smallwood Drive Waldorf, MD 20603

4 Bureau Drive Gaithersburg, MD 20878	8740 Arliss Street Silver Spring, MD 20901	1040 Largo Center Drive Largo, MD 20774

19610 Club House Road Gaithersburg, MD 20886	2409 Wooton Parkway Rockville, MD 20850	6335 Marlboro Pike District Heights, MD 20747

812 Muddy Branch Road	8845 Branch Avenue	7530 Annapolis Road

Gaithersburg, MD 20878	Clinton, MD 20735	Lanham, MD 20784

10211 River Road Potomac, MD 20854	1181 University Boulevard Langley Park, MD 20783	11241 Georgia Avenue Wheaton, MD 20902

14113 Baltimore Avenue Laurel, MD 20707	19801 Century Boulevard Germantown, MD 20874	13484 New Hampshire Avenue Silver Spring, MD 20904

7290-A Cradlerock Way Columbia, MD 21045	1009 West Patrick Street Frederick, MD 21701	7101 Democracy Boulevard Bethesda, MD 20817

8676 Georgia Avenue Silver Spring, MD 20910	7937 Ritchie Highway Glen Burnie, MD 21061	4825 Cordell Avenue Bethesda, MD 20814

12228 Viers Mill Road Silver Spring, MD 20906	19781-83 Frederick Road Germantown, MD 20876	7515 Greenbelt Road Greenbelt, MD 20770

115 University Boulevard West Silver Spring, MD 20901	16827 Crabbs Branch Way Rockville, MD 20855	15777 Columbia Pike Burtonsville, MD 20866

9707 Old Georgetown Road Bethesda, MD 20814	2321-E Forest Drive Annapolis, MD 21401	509 N. Frederick Avenue Gaithersburg, MD 20877

7941 Tuckerman Lane Potomac, MD 20854	15460 Annapolis Road Bowie, MD 20715	5823 Eastern Avenue Chillum, MD 20782

Stamp Student Union College Park, MD 20742	20000 Goshen Road Gaithersburg, MD 20879	3355 Corridor Market Place Laurel, MD 20724

5400 Corporate Drive Frederick, MD 21703	12097 Rockville Pike Rockville, MD 20852	10400 Old Georgetown Road Bethesda, MD 20814

20944 Frederick Road Germantown, MD 20876	10159 New Hampshire Avenue Hillandale, MD 20903	6020 Marshalee Drive Elkridge, MD 21075

3601 St. Barnabas Road Silver Hill, MD 20746	10800 Baltimore Avenue Beltsville, MD 20705	135 East Baltimore Street Baltimore, MD 21202

18331 Leaman Farm Road West Germantown, MD 20876	8171 Elliot Road Talbot, MD 21601	2801 University Boulevard West Kensington, MD 20895

1734 York Road Lutherville, MD 21093	7700 Old Georgetown Road Bethesda, MD 20814	4624 Edmondson Avenue Baltimore, MD 21229

11399 York Road Cockeysville, MD 21030	18104 Town Center Drive Olney, MD 20832	6000 Greenbelt Road Greenbelt, MD 20704

751 South Salisbury Boulevard Salisbury, MD 21801	6197 Oxon Hill Road Oxon Hill, MD 20745	9730 Groffs Mill Drive Owings Mills, MD 21117

5700 Southeast Crain Highway Upper Marlboro, MD 20772	10821 Connecticut Avenue Kensington, MD 20895	6340 York Road Towson, MD 21212

5476 Wisconsin Avenue Chevy Chase, MD 20815	18006 Mateny Road Germantown, MD 20874	4622 Wilkens Avenue Baltimore, MD 21229

8100 Loch Raven Boulevard Towson, MD 21286	7406 Baltimore Avenue College Park, MD 20740	11301 Rockville Pike Kensington, MD 20895

842 Muddy Branch Road Gaithersburg, MD 20878	980 E. Swan Creek Road Fort Washington, MD 20744	7501 Wisconsin Avenue Bethesda, MD 20814

229 Kentlands Boulevard Gaithersburg, MD 20878	3828 International Drive Silver Spring, MD 20906	5370 Westbard Avenue Bethesda, MD 20816

12051 Rockville Pike Rockville, MD 20852	3400 Crain Highway Bowie, MD 20716	7340 Westlake Terrace Bethesda, MD 20817

15791 Columbia Pike Burtonsville, MD 20866	2315 Randolph Road Silver Spring, MD 20906	1327 Lamberton Drive Silver Spring, MD 20902

2215 Bel Pre Road Wheaton, MD 20906	45101 First Colony Way California, MD 20619	13490 New Hampshire Avenue Silver Spring, MD 20904

8401 Connecticut Avenue Chevy Chase, MD 20815	802 Pleasant Drive Rockville, MD 20850	2611 Brandermill Boulevard Gambrills, MD 21054

5424 Western Avenue Chevy Chase, MD 20815	8000 York Road Towson, MD 21252	4701 Sangamore Road Bethesda, MD 20816

13641 Connecticut Avenue Wheaton, MD 20906	7940 Crain Highway Glen Burnie, MD 21061	9245 Baltimore National Pike Ellicot City, MD 21042

1000 Hilltop Circle Baltimore, MD 21250	1161 Maryland Route 3N Gambrills, MD 21054	625 Hungerford Drive Rockville, MD 20850

7566 Ridge Road Hanover, MD 21706	1100 17th Street, NW Washington, DC 20036	4000 Wisconsin Avenue, NW Washington, DC 20016

4455 Connecticut Avenue, NW Washington, DC 20008	1545 Wisconsin Avenue, NW Washington, DC 20007	1717 Pennsylvania Avenue, NW Washington, DC 20006

2831 Alabama Avenue, SE Washington, DC 20020	4860 Massachusetts Avenue, NW Washington, DC 20016	925 15th Street, NW Washington, DC 20005

1800 M Street, NW Washington, DC 20036	210 Michigan Avenue, NE Washington, DC 20017	1299 Pennsylvania Avenue, NW Washington, DC 20005

5714 Connecticut Avenue, NW Washington, DC 20015	1850 K Street, NW Washington, DC 20006	22 Lighthouse Plaza Rehoboth Beach, DE 19971

4400 Massachusetts Avenue, NW Washington, DC 20016	3519 Connecticut Avenue, NW Washington, DC 20008

At September 30, 2002, the net book value of the bank’s office facilities, including leasehold improvements, was $318.0 million, net of accumulated depreciation of $92.8 million. See Note 23 to the Consolidated Financial Statements in this report.

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

The bank also owns automobiles, which are leased to third parties. The leases are accounted for as operating leases with lease payments recognized as rental income. At September 30, 2002, automobiles subject to lease had a book value of $1.1 billion net of accumulated depreciation of $277.3 million.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There currently is no established public trading market for Common Shares. At November 15, 2002, there were nine corporate or individual holders of record of Common Shares. All holders of Common Shares at such date were affiliated with the Trust. The Trust did not pay any cash dividends on its Common Shares during the past two fiscal years. See “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data of the Trust herein have been derived from the Consolidated Financial Statements of the Trust. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this report.

SELECTED FINANCIAL DATA

	Year Ended September 30
(In thousands, except per share amounts and other data)	2002	2001	2000	1999	1998
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
STATEMENT OF OPERATIONS DATA:
Real Estate:
Total income	$128,172	$142,952	$132,858	$106,025	$98,592
Total operating expenses	156,777	162,098	145,484	121,676	118,636
Equity in earnings of unconsolidated entities	9,057	7,402	7,291	4,964	1,642
Gain (loss) on sales of property	—	11,077	994	—	(331)

Real estate operating loss	(19,548)	(667)	(4,341)	(10,687)	(18,733)

Banking:
Interest income	541,399	721,324	710,353	518,520	437,404
Interest expense	273,186	422,744	394,400	245,507	238,410

Net interest income	268,213	298,580	315,953	273,013	198,994
Provision for loan losses	(51,367)	(59,496)	(47,940)	(22,880)	(150,829)

Net interest income after provision for loan and lease losses	216,846	239,084	268,013	250,133	48,165

Other income:
Deposit servicing fees	113,640	101,482	88,253	69,570	51,997
Servicing and securitization income	84,160	52,169	28,991	31,509	231,674
Automobile rental income, net	214,356	158,741	64,142	5,718	—
Credit card fees	—	—	—	—	53,881
Gain on sales of trading securities, net	12,358	8,008	2,976	11,022	291,416
Net unrealized holding gains (losses) on trading securities	(2,062)	1,054	—	1,192	(1,258)
Gain (loss) on real estate held for investment or sale, net	992	2,815	(1,523)	34,049	(16,539)
Gain on other investment	—	10,294	—	—	—
Other	37,168	32,075	27,386	22,854	29,089

Total other income	460,612	366,638	210,225	175,914	640,260

Operating expenses	573,876	510,075	408,092	330,177	505,016

Banking operating income	103,582	95,647	70,146	95,870	183,409

Total Company:
Operating income	84,034	94,980	65,805	85,183	164,676
Provision for income taxes	23,143	27,088	18,630	28,258	43,385

Income before extraordinary item and minority interest	60,891	67,892	47,175	56,925	121,291
Extraordinary item:
Loss on early extinguishment of debt, net of taxes	—	—	(166)	—	(9,601)

Income before minority interest	60,891	67,892	47,009	56,925	111,690
Minority interest held by affiliates	(9,671)	(8,660)	(4,961)	(7,333)	(21,921)
Minority interest—other	(25,313)	(25,313)	(25,313)	(25,313)	(25,313)

Total company net income	$25,907	$33,919	$16,735	$24,279	$64,456

Net income available to common shareholders	$20,489	$28,501	$11,317	$18,861	$59,038
Net income per common share:
Income before extraordinary item and minority interest	$11.48	$12.94	$8.64	$10.67	$24.00
Extraordinary item:
Loss on early extinguishment of debt, net of taxes	—	—	(0.03)	—	(1.99)

Income before minority interest	11.48	12.94	8.61	10.67	22.01
Minority interest held by affiliates	(2.00)	(1.79)	(1.03)	(1.52)	(4.54)
Minority interest—other	(5.24)	(5.24)	(5.24)	(5.24)	(5.24)

Total company net income	$4.24	$5.91	$2.34	$3.91	$12.23

Continued on following page.

SELECTED FINANCIAL DATA

(Continued)

	Year Ended September 30
(In thousands, except per share amounts and other data)	2002	2001	2000	1999	1998
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
BALANCE SHEET DATA:
Assets:
Real estate assets	$437,514	$442,104	$433,189	$366,756	$325,351
Income-producing properties, net	285,308	282,984	238,249	207,407	183,879
Land parcels	41,323	40,835	39,716	39,448	40,110
Banking assets	11,273,252	11,408,707	10,724,725	9,151,405	6,723,140
Total company assets	11,710,766	11,850,811	11,157,914	9,518,161	7,048,491
Liabilities:
Real estate liabilities	663,376	667,176	665,838	590,885	562,622
Mortgage notes payable	326,232	331,114	313,746	221,126	207,680
Notes payable—secured	201,750	202,500	200,000	216,000	200,000
Notes payable—unsecured	55,156	50,717	47,463	46,122	50,335
Banking liabilities	10,614,255	10,780,154	10,121,386	8,570,344	6,145,695
Minority interest held by affiliates	88,137	82,048	77,006	72,551	71,828
Minority interest—other	218,307	218,307	218,307	218,307	218,306
Total company liabilities	11,584,075	11,747,685	11,082,537	9,452,087	6,998,451
Shareholders’ equity	126,691	103,126	75,377	66,074	50,040

OTHER DATA:
Hotels:
Number of hotels	18	18	16	15	12
Number of guest rooms	3,578	3,578	3,196	3,103	2,772
Average occupancy	61%	66%	71%	68%	68%
Average room rate	$86.92	$94.32	$89.16	$85.45	$81.01
Office properties:
Number of properties	13	11	10	7	7
Leasable area (square feet)	1,978,016	1,796,571	1,684,425	1,277,243	1,270,087
Leasing percentages	86%	92%	98%	92%	100%
Land parcels:
Number of parcels	10	10	9	10	10
Total acreage	389	389	399	417	434

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust has prepared its financial statements and other disclosures on a consolidated basis. The term “Trust” used in the text and the financial statements included herein refers to the combined entity, which includes B. F. Saul Real Estate Investment Trust and its subsidiaries, including Chevy Chase and Chevy Chase’s subsidiaries. The term “Real Estate Trust” refers to B. F. Saul Real Estate Investment Trust and its subsidiaries, excluding Chevy Chase and Chevy Chase’s subsidiaries. The operations conducted by the Real Estate Trust are designated as “Real Estate,” while the business conducted by the bank and its subsidiaries is identified by the term “Banking.”

CRITICAL ACCOUNTING POLICIES. The Trust’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), which requires the Trust to make certain estimates and assumptions that affect its reported results (see Summary of Significant Accounting in Notes to the Consolidated Financial Statements included herein). The Trust has identified four policies that, due to estimates and assumptions inherent in those policies, involve a relatively high degree of judgment and complexity.

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

Banking

LOAN LOSS RESERVES: The bank maintains allowances for possible losses on its loans and real estate at levels it believes to be adequate to absorb estimated losses inherent in the loan and real estate portfolios at the balance sheet date. Management reviews the adequacy of the allowance for losses using a variety of measures and tools appropriate for the asset type, including historical loss performance, delinquent status, current economic conditions, internal risk ratings, current underwriting policies and practices and market values for similar assets.

DERIVATIVE INSTRUMENTS: The bank uses a variety of derivative financial instruments in order to mitigate its exposure to changes in market interest rates. To mitigate the risk that the value of mortgage loans held for sale will change as interest rates change, the bank generally enters into mortgage-backed security forward sales contracts. To mitigate the risk that the value of the bank’s mortgage servicing rights will change as interest rates change, the bank uses futures contracts and options on futures contracts related to U.S. Treasury securities. In addition, the bank issues commitments to make fixed-rate mortgage loans in which the customer “locks in” the interest rate before closing on the loan. These interest rate locks are treated as derivative instruments in the financial statements. All derivative instruments are recorded on the balance sheet at their fair value, which generally represents the amount of money the bank would receive or pay if the item were bought or sold in a current transaction. Fair market values are based on market prices when they are available. If market quotes are not available, fair values are based on market or dealer prices of similar items or discounted cash flows using market estimates of interest rates, prepayment speeds and other assumptions.

When determining the extent to which interest rate exposures should be hedged, the bank makes certain estimates and judgments relating to, among other things, whether an interest-rate lock will become a loan, the timing of the loan closing, the timing of the subsequent sale of the loan, and the prepayment speed of mortgage loans underlying the mortgage servicing rights. To the extent that the actual results are different than the bank’s assumptions, the hedging strategy may not be effective in offsetting the changes in the values of the hedged items, and the bank’s earnings may be adversely impacted.

INTEREST-ONLY STRIPS RECEIVABLE: From time to time, the bank sells loans and retains an interest-only strip receivable related to the sold loans. The interest-only strips receivable are initially recorded by allocating the previous carrying value of the assets involved in the transactions between the assets sold and the interests retained, including the interest-only strip receivable. Subsequently, the interest-only strips receivable are measured at their fair values. Fair value of these interest-only strips receivable is based on discounted expected future cash flows, which are determined using market assumptions such as discount rates and prepayment speeds, and, in certain circumstances, an estimate of credit losses based on the bank’s historical experience. If actual prepayment or default rates significantly exceed the estimates, the actual amount of future cash flow could be less than the expected amount and the value of the interest-only strips receivable, as well as the bank’s earnings, could be negatively impacted.

MORTGAGE SERVICING RIGHTS: From time to time, the bank sells mortgage loans and retains the right to service those loans (“originated MSR”). The originated MSR are initially recorded by allocating the previous carrying value of the loans between the portion sold and the retained originated MSR. The bank also purchases the right to service mortgage loans originated by third parties (“purchased MSR” and, together with originated MSR, “MSR”). Purchased MSR are initially recorded at their acquisition cost. Subsequent to origination or purchase, MSR are carried at the lower of their amortized cost or fair value. Fair value of MSR is based on discounted expected future income, net of related expenses, to be generated by servicing the underlying loans. When determining fair value, the bank uses several assumptions, the most significant of which are the estimated rate of repayment of the underlying loans and the discount rate. If actual prepayment rates significantly exceed the estimates, the actual amount of future cash flow could be less than the expected amount and the value of the MSR, as well as the bank’s earnings, could be negatively impacted.

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

Financial Condition

Real Estate

The Real Estate Trust’s investment portfolio at September 30, 2002 consisted primarily of hotels, office projects, and land parcels. See “Item 1. Business —Real Estate — Real Estate Investments.” During fiscal 2002, the Real Estate Trust added two office/warehouse buildings located in sterling, Virginia, to its portfolio. One building contains 81,000 square feet of gross leasable area, but is unleased at the date of this report. The other contains 100,000 square feet of gross leasable area, and is 100% leased.

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

The Real Estate Trust was directly affected by the terrorist attacks of September 11 because of the concentration of eleven of its hotels in the Washington, DC metropolitan area, one of the sites of the attacks. In addition, five of these eleven hotels are within minutes of either Washington Reagan National Airport or Dulles International Airport, and thus, were more directly affected by the sharp decline in air travel. The two hotels located close to Reagan National were especially affected by Reagan National’s prolonged closure and limited flight schedule. Additionally, the entire portfolio has been impacted, during fiscal 2002, by the economic downturn in the general business sectors in the Washington, DC metropolitan area.

Office space in the Real Estate Trust’s office property portfolio was 86% leased at September 30, 2002, compared to a leasing rate of 92% at September 30, 2001. The decline in leasing rate is primarily due to the Trust placing into service during December 2001, an 81,000 square foot building in Sterling, Virginia, that remains unleased. In addition, the Trust is beginning to experience a downward trend in its leasing rates and renewals of leases commensurate with the weakening commercial office markets in Northern Virginia as well as in Atlanta, Georgia. At September 30, 2002, the Real Estate Trust’s office property portfolio consisted of 13 properties and had a total gross leasable area of 1,978,000 square feet, of which 242,000 square feet (12.2%) and 179,000 square feet (9.1%) are subject to leases expiring in fiscal 2003 and fiscal 2004.

Banking

GENERAL. The bank’s assets declined to $11.3 billion during fiscal year 2002, a decrease of $135.5 million from fiscal year 2001. The bank recorded operating income of $103.6 million during fiscal year 2002, compared to operating income of $95.6 million during fiscal year 2001. The increase in income for fiscal year 2002 was primarily attributable to a $32.0 million increase in servicing and securitization income, a $55.6 million increase in automobile rental income, a $12.2 million increase in deposit servicing fees and a decrease of $8.1 million in the provision for loan losses. Partially offsetting the increased income was an increase in operating expenses of $63.8 million, a $10.3 million prior year gain on other investment and a $30.4 million decrease in net interest income. The increase in operating expenses is largely attributable to an increase in servicing assets amortization and other loan expenses. See “Results of Operations.”

Servicing and securitization income increased $32.0 million, or 61.3%, during fiscal year 2002 primarily as a result of increased securitization activity. During fiscal year 2002, the bank securitized and sold $1.6 billion of loan receivables and recognized a gain of $56.9 million compared to securitization of $804.9 million of loan receivables and a gain of $27.9 million in fiscal year 2001. See Notes 2 and 10 to the Consolidated Financial Statements in this report. See “Liquidity.” The bank recognized a net unrealized loss of $8.7 million and $0.1 million on its interest-only strips receivable during the fiscal years 2002 and 2001, respectively.

Real estate owned, net of valuation allowances, decreased from $30.8 million at September 30, 2001 to $23.4 million at September 30, 2002. This reduction was primarily due to sales in the Communities and other properties and to provisions for losses, partially offset by capitalized costs. See “Asset Quality—REO.”

At September 30, 2002, the bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.59%, 5.59%, 7.05% and 10.76%, respectively. The bank’s capital ratios exceeded regulatory requirements as well as the standards established for well-capitalized institutions under OTS prompt corrective action regulations. See “Capital.”

During fiscal year 2002, the bank declared and paid, out of the retained earnings of the bank, cash dividends on its Common Stock in the aggregate amount of $2,000 per share.

The bank’s assets are subject to review and classification by the OTS upon examination. The OTS concluded its most recent examination of the bank in June 2002.

Restatements

Securitization Related Restatement. On July 31, 2002, the Bank filed a Current Report on Form 8-K with the OTS stating that, as a result of its internal accounting review, the Bank had determined that its net income had been inadvertently overstated in prior periods due to certain accounting errors involving interest-only strips receivable related to the Bank's automobile loan securitizations.

As a result, after consultation and concurrence with its independent auditor, the Bank has restated its financial results for the fiscal years ended September 30, 2000 and 2001. The restated amounts include primarily adjustments for securitizations but also include certain other revisions. The restatements reduced net income by approximately $4.4 million ($3.8 million related to securitizations and $0.6 million related to other adjustments), from $22.4 million to $18.0 million, for fiscal year 2000, and approximately $9.0 million ($8.5 million related to securitization partially offset by a $0.5 million increase related to other adjustments), from $43.6 million to $34.6 million, for fiscal year 2001. See Note 2 to the Consolidated Financial Statements in this report.

Automobile Lease Restatement. Subsequent to the original filing of the Form 10-K for fiscal year 2002, and after recent consultations with the Bank's independent auditors, the Bank determined that its automobile leases do not meet the requirements for direct finance lease classification under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” As a result, the Bank has restated its financial results for the fiscal years ended September 30, 2002, 2001 and 2000. The restatements reduce net income by approximately $1.3 million, from $18.0 million to $16.7 million, for fiscal year 2000, approximately $0.7 million, from $34.6 million to $33.9 million, for fiscal year 2001 and approximately $1.5 million, from $27.4 million to $25.9 million, for fiscal year 2002. The restatement did not have an income statement impact in either 1999 or 1998.

Since entering the automobile leasing business in 1998, Chevy Chase accounted for its automobile leases as direct financing leases. Under direct finance lease accounting, income is recognized in the same manner as interest income on loans. In contrast, under operating lease accounting, the financial statements reflect the ownership of automobiles and, instead of interest income, the Bank recognizes rental income equal to the full amount of the lease payment and also recognizes depreciation expense on the automobiles.

Over the life of a lease, the income and cash flows recognized under direct finance lease accounting and operating lease accounting are the same. However, the timing of revenue recognition is different. Under operating lease accounting, revenue is recognized on a constant periodic basis and under direct finance lease accounting revenue is recognized on a declining periodic basis. See Note 2 to the Consolidated Financial Statements in this report.

The Bank has discussed this reclassification and restatement with the Office of Thrift Supervision. The restatements have no material impact on the Bank’s regulatory capital levels in any of the relevant periods and the Bank’s regulatory capital ratios continue to exceed the requirements for classification as “well capitalized” in each of the relevant periods.

ASSET QUALITY. Non-Performing Assets. The bank’s level of non-performing assets decreased during fiscal year 2002. The following table sets forth information concerning the bank’s non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

NON-PERFORMING ASSETS

(Dollars in thousands)

	September 30,
	2002	2001	2000	1999	1998
Non-performing assets:
Non-accrual loans:
Residential	$13,680	$7,314	$5,171	$4,756	$8,106
Real estate and construction and ground	653	—	70	—	—

Total non-accrual real estate loans	14,333	7,314	5,241	4,756	8,106
Commercial	2,329	—	—	269	—
Subprime automobile	7,755	13,379	12,026	6,640	3,563
Other consumer	2,136	6,606	5,399	1,607	938

Total non-accrual loans (1)	26,553	27,299	22,666	13,272	12,607

Real estate acquired in settlement of loans	94,665	115,931	129,213	133,157	218,972
Allowance for losses on real estate acquired in settlement of loans	(71,293)	(85,152)	(80,752)	(84,405)	(153,564)

Real estate acquired in settlement of loans, net	23,372	30,779	48,461	48,752	65,408

Total non-performing assets	$49,925	$58,078	$71,127	$62,024	$78,015

Troubled debt restructurings	$—	$—	$—	$11,714	$11,800

Allowance for losses on loans	$66,079	$57,018	$52,518	$57,839	$60,157
Allowance for losses on real estate held for investment	202	202	202	202	202
Allowance for losses on real estate acquired in settlement of loans	71,293	85,152	80,752	84,405	153,564

Total allowances for losses	$137,574	$142,372	$133,472	$142,446	$213,923

Interest income recorded
Non-accrual assets	$279	$358	$4	$17	$38

Restructured loans	$—	$—	$340	$229	$367

Interest income that would have been recorded had the loans been current in accordance with their original terms
Non-accrual assets	$3,141	$3,321	$2,434	$1,769	$1,081

Restructured loans	$—	$—	$1,323	$1,261	$1,244

NON-PERFORMING ASSETS (CONTINUED)

	September 30,
	2002	2001	2000	1999	1998
Ratios:
Non-performing assets to total assets	0.44%	0.51%	0.66%	0.68%	1.16%
Allowance for losses on real estate loans to non-accrual
real estate loans (1)	44.04%	70.86%	205.76%	361.35%	204.18%
Allowance for losses on other consumer loans to
non-accrual other consumer loans (1)(2)	393.65%	205.39%	199.89%	436.89%	758.08%
Allowance for losses on loans to non-accrual loans (1)	248.86%	208.86%	231.70%	435.80%	477.17%
Allowance for losses on loans to total loans receivable (3)	0.85%	0.77%	0.67%	0.91%	2.16%

(1)	Before deduction of allowances for losses.
(2)	Includes subprime automobile loans.
(3)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets include non-accrual loans, non-accrual real estate held for investment, and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

Non-performing assets totaled $49.9 million, after valuation allowances on REO of $71.3 million, at September 30, 2002, compared to $58.1 million, after valuation allowances on REO of $85.2 million, at September 30, 2001. The bank also maintained valuation allowances of $66.1 million and $57.0 million on its loan portfolio at September 30, 2002 and 2001, respectively. The $8.2 million decrease in non-performing assets reflected a net decrease in REO of $7.4 million and a net decrease in non-accrual loans of $0.8 million.

Non-accrual Loans. The bank’s non-accrual loans totaled $26.6 million at September 30, 2002, a decrease from $27.3 million at September 30, 2001. At September 30, 2002, non-accrual loans consisted of $14.3 million of non-accrual real estate loans and $12.3 million of non-accrual subprime automobile, commercial and other consumer loans compared to non-accrual real estate loans of $7.3 million and non-accrual subprime automobile and other consumer loans of $20.0 million at September 30, 2001. The increase in non-accrual real estate loans reflects the general economic downturn. The decrease in non-accrual subprime automobile loans reflects the winding down of that portfolio.

REO. At September 30, 2002, the bank’s REO totaled $23.4 million, after valuation allowances on such assets of $71.3 million as set forth in the following table:

	Number of Properties	Gross Balance	Charge-offs	Balance Before Valuation Allowances	Valuation Allowances	Balance After Valuation Allowances	Percent of Total
	(Dollars in thousands)
Communities	2	$95,741	$9,700	$86,041	$67,562	$18,479	79.1%
Residential ground	1	100	—	100	100	—	—
Commercial ground	1	9,991	2,732	7,259	3,631	3,629	15.5%
Single-family residential properties	6	1,449	184	1,265	—	1,265	5.4%

Total REO	10	$107,281	$12,616	$94,665	$71,293	$23,372	100.0%

During fiscal year 2002, REO decreased $7.4 million, primarily as a result of sales in the communities and other properties and additional provisions for losses, which was partially offset by additional capitalized costs.

The bank’s objective with respect to its REO is to sell those properties as expeditiously as possible and in a manner that will best preserve the value of the bank’s assets. The bank’s ability to achieve this objective will depend on a number of factors, some of which are beyond its control, such as the general economic conditions in the Washington, DC metropolitan area.

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

The bank continues to monitor closely its major non-performing and potential problem assets in light of current and anticipated market conditions. The bank’s asset workout group focuses its efforts on resolving these problem assets as expeditiously as possible.

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

The bank’s Watch List Committee meets quarterly and reviews all relationships in Commercial Lending which are rated as vulnerable, criticized or classified with commitments of $1.0 million and greater. This Committee reviews the current status of each relationship, recent changes, performance against the corrective action plan presented at the prior meeting, and the current action plan for the relationship. On September 10, 2002, the Committee reviewed loans with outstanding balances of $74.3 million at June 30, 2002.

Delinquent Loans. At September 30, 2002, delinquent loans totaled $69.2 million, or 0.9% of loans, compared to $104.4 million, or 1.4% of loans, at September 30, 2001. The following table sets forth information regarding the bank’s delinquent loans at September 30, 2002.

	Principal Balance (Dollars in Thousands)
	Real Estate Loans	Subprime Automobile Loans	Commercial	Other Consumer Loans	Total	Total as a Percentage of Loans(1)
Loans delinquent for:
30-59 days	$5,064	$34,323	$3,875	$5,734	$48,996	0.6%
60-89 days	5,758	11,451	468	2,485	20,162	0.3%

Total	$10,822	$45,774	$4,343	$8,219	$69,158	0.9%

(1)	Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Real estate loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity loans. Total delinquent real estate loans decreased to $10.8 million at September 30, 2002, from $16.0 million at September 30, 2001.

Total delinquent subprime automobile loans decreased to $45.8 million at September 30, 2002, from $72.7 million at September 30, 2001 primarily because the bank’s portfolio of these loans continues to decline as a result of the bank’s prior decision to discontinue origination of these loans.

Commercial loans classified as delinquent 30-89 days consisted of 12 loans totaling $4.3 million at September 30, 2002. There were no delinquent commercial loans at September 30, 2001. The increase in delinquencies reflects the maturation in the bank’s portfolio.

Other consumer loans delinquent 30-89 days decreased to $8.2 million at September 30, 2002 from $15.7 million at September 30, 2001. The decrease in other consumer loan delinquencies is due to a change in the bank’s automobile loan charge-off policy which took effect in fiscal year 2002.

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

ANALYSIS OF ALLOWANCE FOR AND CHARGE-OFFS OF LOANS

(Dollars in thousands)

	Year Ended September 30,
	2002	2001	2000	1999	1998
Balance at beginning of year	$57,018	$52,518	$57,839	$60,157	$105,679

Provision for loan losses	51,367	59,496	47,940	22,580	150,829

Reduction due to sale of credit card portfolio	—	—	—	—	(87,609)

Charge-offs:
Single family residential and home equity	(1,132)	(786)	(807)	(617)	(1,629)
Commercial real estate and multifamily	(27)	—	(7,120)	—	—
Credit card	—	—	—	—	(108,289)
Subprime automobile	(40,695)	(49,749)	(40,110)	(21,169)	(7,298)
Other consumer	(14,163)	(13,706)	(10,057)	(4,988)	(5,436)

Total charge-offs	(56,017)	(64,241)	(58,094)	(26,774)	(122,652)

Recoveries(1):
Single family residential and home equity	76	80	78	85	49
Commercial real estate and multifamily	18	—	—	—	—
Credit card	—	—	—	—	12,732
Subprime automobile	11,311	7,104	3,074	744	297
Other consumer	2,306	2,061	1,681	1,047	832

Total recoveries	13,711	9,245	4,833	1,876	13,910

Charge-offs, net of recoveries	(42,306)	(54,996)	(53,261)	(24,898)	(108,742)

Balance at end of year	$66,079	$57,018	$52,518	$57,839	$60,157

Provision for loan losses to average loans(2)	0.70%	0.76%	0.66%	0.47%	5.42%
Net loan charge-offs to average loans(2)	0.58%	0.70%	0.73%	0.52%	3.91%
Ending allowance for losses on loans to total loans(2)(3)	0.85%	0.77%	0.67%	0.91%	2.16%

(1)	Includes proceeds received from the sale of charged-off loans.
(2)	Includes loans held for securitization and/or sale.
(3)	Before deduction of allowance for losses.

COMPONENTS OF ALLOWANCE FOR LOSSES ON LOANS BY TYPE

(Dollars in thousands)

	September 30,
	2002		2001		2000		1999		1998
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of year allocated to:
Single family residential	$1,953	59.0%	$2,127	60.9%	$2,127	62.9%	$3,127	62.0%	$1,822	63.2%
Home equity	817	14.1	1,007	8.7	1,007	5.5	1,007	6.3	676	7.2
Commercial real estate and multifamily	124	0.3	197	0.4	893	0.5	10,580	0.9	10,828	2.7
Real estate construction and ground	3,419	3.4	1,852	3.6	4,757	3.8	2,472	3.6	3,225	3.9
Commercial	16,934	10.4	9,135	10.4	6,904	7.7	4,623	6.2	3,623	6.2
Prime Automobile loans	4,150	8.0	7,034	8.1	6,034	10.0	3,034	11.3	3,034	4.4
Subprime automobile	32,000	3.0	32,000	5.8	28,782	8.0	28,782	7.5	26,010	8.5
Home improvement and related loans	1,151	1.3	1,523	1.6	1,523	1.2	3,523	1.7	3,403	2.7
Overdraft lines of credit and other consumer	1,635	0.5	491	0.5	491	0.4	691	0.5	1,674	1.2
Unallocated	3,896	—	1,652	—	—	—	—	—	5,862	—

Total	$66,079		$57,018		$52,518		$57,839		60,157

ANALYSIS OF ALLOWANCE FOR AND CHARGE-OFFS OF

REAL ESTATE HELD FOR INVESTMENT OR SALE

(IN THOUSANDS)

	Year Ended September 30,
	2002	2001	2000	1999	1998
Balance at beginning of year:
Real estate held for investment	$202	$202	$202	$202	$198
Real estate held for sale	85,152	80,752	84,405	153,564	140,738

Total	85,354	80,954	84,607	153,766	140,936

Provision for real estate losses:
Real estate held for investment	—	—	—	—	4
Real estate held for sale	700	4,200	1,400	—	18,856

Total	700	4,200	1,400	—	18,860

Charge-offs, net of recoveries:
Real estate held for sale:
Residential ground	(1,589)	—	(64)	(1,703)	—
Commercial ground	—	—	(3,397)	—	(6,030)
Communities	(12,970)	200	(1,592)	(67,456)	—

Total (charge-offs) recoveries on real estate held for investment or sale	(14,559)	200	(5,053)	(69,159)	(6,030)

Balance at end of year:
Real estate held for investment	202	202	202	202	202
Real estate held for sale	71,293	85,152	80,752	84,405	153,564

Total	$71,495	$85,354	$80,954	$84,607	$153,766

COMPONENTS OF ALLOWANCE FOR LOSSES

ON REAL ESTATE HELD FOR INVESTMENT OR SALE

(IN THOUSANDS)

	September 30,
	2002	2001	2000	1999	1998
Allowance for losses on real estate held for investment	$202	$202	$202	$202	$202

Allowance for losses on real estate held for sale:
Residential ground	100	1,689	1,689	1,520	3,123
Commercial ground	3,631	3,631	3,631	5,800	5,800
Communities	67,562	79,832	75,432	77,085	144,641

Total	71,293	85,152	80,752	84,405	153,564

Total allowance for losses on real estate held for investment or sale	$71,495	$85,354	$80,954	$84,607	$153,766

The bank maintains valuation allowances for estimated losses on loans and real estate. The bank’s total valuation allowances for losses on loans and real estate held for investment or sale decreased to $137.6 million at September 30, 2002, from $142.4 million at September 30, 2001. The $4.8 million decrease was primarily attributable to a reduction in valuation allowances on the REO communities following the completion of one of the communities. The allowance for losses on loans increased to $66.1 million at September 30, 2002 from $57.0 million at September 30, 2001, despite decreased delinquencies and charge-offs during the current year. Management believes that the increase was appropriate due to uncertain economic conditions. Management reviews the adequacy of the valuation allowances on loans and real estate using a variety of measures and tools including historical loss performance, delinquent status, current economic conditions, internal risk ratings and current underwriting policies and procedures. Using this analysis, management determines a range of acceptable valuation allowances.

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

When real estate collateral securing an extension of credit is initially recorded as REO, it is recorded at the lower of cost or fair value, less estimated selling costs, on the basis of an appraisal. As circumstances change, it may be necessary to provide additional valuation allowances based on new information. The allowance for losses on real estate held for sale at September 30, 2002 is in addition to approximately $12.6 million of cumulative charge-offs previously taken against assets remaining in the bank’s portfolio at September 30, 2002.

The bank from time to time obtains updated appraisals on its real estate acquired in settlement of loans, including the communities. As a result of the updated appraisals, the bank could be required to increase its valuation allowances. The bank may also increase its allowances for losses after considering local market conditions, including the bank’s efforts to sell individual properties or portions of properties. In addition to ongoing sales of lots, management periodically receives and reviews offers to purchase various parcels of these communities. If information is deemed credible and can be supported with market comparables, additional allowances for losses may be provided.

Consistent with regulatory requirements, the bank performs ongoing real estate evaluations for all REO as a basis for substantiating the carrying values in accordance with accounting principles generally accepted in the United States. As indicated, as of September 30, 2002, the bank’s REO consisted primarily of two residential communities under active development. As a part of its development activities, the bank maintains and updates real estate project evaluations in accordance with regulatory requirements which include analyses of lot and acreage sales, status and budgets for development activities and consideration of project market trends. These real estate evaluations are reviewed periodically as part of management’s review and evaluation of the carrying values of REO. Following a review of the real estate assets and the related carrying values, management reports its actions to the bank’s Board of Directors.

The allowance for losses on other consumer loans including automobile, home improvement, overdraft lines of credit and other consumer loans, decreased to $38.9 million at September 30, 2002 from $41.0 million at September 30, 2001. Net charge-offs of subprime automobile loans for fiscal year 2002 were $29.4 million, compared to $42.6 million for fiscal year 2001. The decrease was primarily attributable to the decline in the bank’s portfolio of these loans as a result of the bank’s prior decision to discontinue origination of these loans.

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

The bank’s assets and liabilities are inherently sensitive to changes in interest rates. These movements can result in variations to the overall level of income and market value of equity. Based on the characteristics of a specific asset or liability (including maturity, repricing frequency and interest rate caps) a change in interest rates can significantly affect the contribution to net income and market value for the instrument. If, in the aggregate, the bank’s assets mature or reprice more quickly or to a greater extent than its liabilities, the bank is termed “asset sensitive” and will tend to experience increased income and market value during periods of rising interest rates and declining income and market value during periods of falling interest rates. Conversely, if the bank’s liabilities mature or reprice more quickly or to a greater extent than its assets, the bank is termed “liability sensitive” and will tend to experience decreased income and market value during periods of rising interest rates and increased income and market value during periods of falling interest rates.

The bank pursues an asset-liability management strategy designed both to control risk from changes in market interest rates and to maximize interest income in its loan portfolio. To achieve this strategy, the bank emphasizes the origination and retention of a mix of both adjustable-rate and fixed-rate loan products.

Throughout fiscal year 2002, the bank continued to originate and hold in its portfolio adjustable rate loan products at a greater volume than those with fixed interest rates. At September 30, 2002, adjustable-rate loans accounted for 62.6% of total loans, compared to 59.1% at September 30, 2001. This increase was primarily due to increased originations of adjustable-rate mortgage products, which typically reprice monthly and are tied to the one month LIBOR, and an increase in payoffs of fixed-rate mortgage loans due to refinancing activity.

A traditional measure of interest-rate risk within the banking industry is the interest sensitivity “gap,” which is the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. Gap analysis is a tool used by management to evaluate interest-rate risk which results from the difference between repricing and maturity characteristics of the bank’s assets and those of the liabilities that fund them. By analyzing these differences, management can attempt to estimate how changes in interest rates may affect the bank’s future net interest income.

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

A number of asset and liability management strategies are available to the bank in structuring its balance sheet. These include selling or retaining certain portions of the bank’s current residential mortgage loan production; altering the bank’s pricing on certain deposit products to emphasize or de-emphasize particular maturity categories; altering the type and maturity of securities acquired for the bank’s investment portfolio when replacing securities following normal portfolio maturation and turnover; lengthening or shortening the maturity or repricing terms for any current period asset securitizations; and altering the maturity or interest rate reset profile of borrowed funds, if any, including funds borrowed from the FHLB of Atlanta.

The following table presents the interest rate sensitivity of the bank’s interest-earning assets and interest-bearing liabilities at September 30, 2002, which reflects management’s estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the bank’s loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management’s assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

INTEREST RATE SENSITIVITY TABLE (GAP)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
As of September 30, 2002
Real estate loans:
Adjustable-rate	$2,541,628	$291,831	$289,480	$135,785	$104,314	$3,363,038
Fixed-rate	75,747	69,757	223,748	156,047	387,962	913,261
Home equity credit lines and second mortgages	714,343	2,548	9,214	7,806	34,657	768,568
Commercial	648,146	20,843	65,958	44,230	24,885	804,062
Consumer and other	232,674	130,592	271,439	40,089	28,305	703,099
Loans held for securitization and/or sale	1,223,035	—	—	—	—	1,223,035
Mortgage-backed securities	157,558	145,364	216,298	161,962	347,451	1,028,633
Other investments	234,934	—	46,445	—	—	281,379

Total interest-earning assets	5,828,065	660,935	1,122,582	545,919	927,574	9,085,075
Total non-interest earning assets	—	—	—	—	2,188,177	2,188,177

Total assets	$5,828,065	$660,935	$1,122,582	$545,919	$3,115,751	$11,273,252

Deposits:
Fixed maturity deposits	$981,600	$686,592	$206,613	$145,050	$—	$2,019,855
NOW, statement and passbook accounts	2,172,465	44,828	149,305	101,621	216,565	2,684,784
Money market deposit accounts	1,953,312	—	—	—	—	1,953,312
Borrowings:
Capital notes—subordinated	—	—	—	150,000	100,000	250,000
Other	760,517	198	1,481,361	25,488	94,884	2,362,448

Total interest-bearing liabilities	5,867,894	731,618	1,837,279	422,159	411,449	9,270,399
Minority interest	—	—	—	—	144,000	144,000
Total non-interest bearing liabilities	—	—	—	—	1,327,684	1,327,684
Stockholders’ equity	—	—	—	—	531,169	531,169

Total liabilities & stockholders’ equity	$5,867,894	$731,618	$1,837,279	$422,159	$2,414,302	$11,273,252

Gap	$(39,829)	$(70,683)	$(714,697)	$123,760	$516,125
Cumulative gap	$(39,829)	$(110,512)	$(825,209)	$(701,449)	$(185,324)
Adjusted cumulative gap as a percentage of total assets	(0.4)%	(1.0)%	(7.3)%	(6.2)%	(1.6)%

The bank’s one-year gap as a percentage of total assets was negative 1.0% at September 30, 2002, compared to negative 17.5% at September 30, 2001. The improvement in the bank’s one-year gap results primarily from an increase during fiscal year 2002 in origination and retention of adjustable-rate mortgages, other consumer loans, and commercial loans with repricing terms of one year or less. The increase in assets with repricing characteristics of one year or less was partially offset by an increase in fixed rate and non-contractual deposits with similar maturities. The bank continues to consider a variety of strategies to manage its interest rate risk position.

In addition to gap measurements, the bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin as promulgated by the OTS’s Thrift Bulletin 13a. Under this bulletin, institutions are required to establish limits on the sensitivity of their net interest income and net portfolio value (“NPV”) to parallel changes in interest rates. Those changes in interest rates are defined as instantaneous and sustained movements of interest rates in 100 basis point increments. In addition, the bank is required to calculate its ratio of NPV to the present value of total assets (“NPV Ratio”) for each interest rate shock scenario. The following table shows the estimated impact of parallel shifts in interest rates at September 30, 2002, calculated in a manner consistent with the requirements of TB 13a.

(Basis Points) Change in Interest Rates	Changes in Net Interest Income(1)		Change in Net Portfolio Value(2)		NPV Ratio
	Percent	Amount	Percent	Amount
(Dollars in thousands)
+200	+14.6%	$ 42,473	+6.8%	$ 60,710	8.28%
+100	+9.7%	28,289	+4.1%	36,421	8.04%
-100	-11.8%	(34,327)	-8.4%	(75,858)	7.07%

1.	Represents the difference between net interest income for 12 months in a stable interest rate environment and the various interest rate scenarios.
2.	Represents the difference between net portfolio value (NPV) of the bank’s equity in a stable interest rate environment and the NPV in the various rate scenarios. The OTS defines NPV as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus the present value of expected net cashflows from existing off-balance sheet contracts.

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

INFLATION. The impact of inflation on the bank is different from the impact on an industrial company because substantially all of the assets and liabilities of the bank are monetary in nature. The most direct impact of an extended period of inflation would be to increase interest rates and to place upward pressure on the operating expenses of the bank. However, the actual effect of inflation on the net interest income of the bank would depend on the extent to which the bank was able to maintain a spread between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, which would depend to a significant extent on its asset-liability sensitivity. The effect of inflation on the bank’s results of operations for the past three fiscal years has been minimal.

DEFERRED TAXES. At September 30, 2002, the bank recorded a net deferred tax liability of $91.1 million, which generally represents the cumulative excess of the bank’s income tax expense for financial reporting purposes over its actual income tax liability. See Note 34 to the Consolidated Financial Statements in this report.

CAPITAL. At September 30, 2002, the bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the bank’s regulatory capital levels at September 30, 2002, in relation to the regulatory requirements in effect at that date. The information below is based upon the bank’s understanding of the regulations and interpretations currently in effect and may be subject to change.

REGULATORY CAPITAL

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders' equity per financial statements	$531,169
Minority interest in REIT Subsidiary (1)	144,000

	675,169
Adjustments for tangible and core capital:
Intangible assets	(43,199)
Non-includable subsidiaries (2)	(1,413)
Non-qualifying purchased/originated loan servicing rights	(2,594)

Total tangible capital	627,963	5.59%	$168,616	1.50%	$459,347	4.09%

Total core capital (3)	627,963	5.59%	$449,643	4.00%	$178,320	1.59%

Tier 1 risk-based capital (3)	627,963	7.05%	$356,532	4.00%	$271,431	3.05%

Adjustments for total risk-based capital:
Subordinated capital debentures	250,000
Allowance for general loan and lease losses	66,079

Total supplementary capital	316,079

Total available capital	944,042
Equity investments (2)	(2,065)

Total risk-based capital (3)	$941,977	10.76%	$713,064	8.00%	$228,913	2.76%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
(2)	Reflects an aggregate offset of $0.2 million representing the allowance for general loan losses maintained against the Bank’s equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a “credit” against the deductions from capital otherwise required for such investments.
(3)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

Under the OTS prompt corrective action regulations, an institution is categorized as well capitalized if it has a leverage or core capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At September 30, 2002, the bank’s leverage, tier 1 risk-based and total risk-based capital ratios were 5.59%, 7.05% and 10.76%, respectively, which exceeded the ratios established for well-capitalized institutions. The OTS may reclassify an institution from one category to the next lower category, for example from well capitalized to adequately capitalized, if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity. The bank has not received notice from the OTS of any potential downgrade.

OTS capital regulations provide a five-year holding period, or such longer period as may be approved by the OTS, for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the bank is unable to dispose of any REO property, whether through bulk sales or otherwise, prior to the end of its applicable five-year holding period and is unable to obtain an extension of the five-year holding period from the OTS, the bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In December 2001, the bank received from the OTS an extension of the holding periods for certain of its REO properties through December 19, 2002. The following table sets forth the bank’s REO at September 30, 2002, after valuation allowances of $71.3 million, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,065	(1)
1991	16,414	(2)
1995	3,628	(2)
2002	1,265

Total REO	$23,372

(1)	Includes REO with a net book value of $2.1 million, which the bank treats as equity investments for regulatory capital purposes.
(2)	Includes REO, with an aggregate net book value of $20.0 million, for which the bank received an extension of the holding periods through December 19, 2002.

The bank intends to apply for further extensions of the holding periods for these properties. Failure to obtain further REO extensions could adversely affect the bank’s regulatory capital ratios. The bank’s ability to maintain or increase its capital levels in future periods also will be subject to general economic conditions, particularly in the bank’s local markets. Adverse general economic conditions or a downturn in local real estate markets could require further additions to the bank’s allowances for losses and further charge-offs. Any of those developments would adversely affect the bank’s earnings and thus its regulatory capital levels.

The bank has historically relied on preferred stock and subordinated debt as significant components of its regulatory capital. Those instruments require significant fixed payments to holders, which increase the bank’s expenses and make it more difficult for the bank to generate additional core capital through retained earnings.

The OTS has amended its capital rules to increase the amount of capital the bank will be required to maintain against certain of its residual interests. As of September 30, 2002, the bank had $67.0 million in residual interests that, although includable in total capital at that date, would be subject to a dollar-for-dollar deduction from total capital beginning December 31, 2002 under the amendments. Of this amount, $37.3 million was already subject to a dollar-for-dollar deduction from total capital at September 30, 2002. See “Regulatory Capital.”

The following table shows actual and proforma regulatory capital ratios at September 30, 2002 adjusted for the impact of the new rule regarding treatment of residual interests for regulatory capital purposes:

	Actual	Proforma
Core capital	5.59%	5.59%
Tier 1 risk-based capital	7.05%	6.93%
Total risk-based capital	10.76%	10.74%

Failure by the bank to remain well capitalized could have a material adverse effect on certain aspects of the bank’s operations, including its ability to pay dividends. See “Dividends and Other Capital Distributions.”

Liquidity and Capital Resources

Real Estate

The Real Estate Trust’s cash flows from operating activities have been historically insufficient to meet all of its cash flow requirements. The Real Estate Trust’s internal source of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its indebtedness, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings, the sale of unsecured notes, refinancing of maturing mortgage debt, proceeds from asset sales, and dividends and tax sharing payments from the bank. For the foreseeable future, the Real Estate Trust’s ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources. Dividends received from the bank are a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the bank’s operating performance and income, and regulatory restrictions on such payments. See also the discussion of potential limitations on the payment of dividends by the bank contained in “Item 1. Business—Banking—Dividends and Other Capital Distributions.”

During fiscal 2002, the bank made tax sharing payments totaling $5.7 million and dividend payments totaling $16.0 million to the Real Estate Trust. At September 30, 2002, the Trust is due $2.2 million in tax sharing payments from the bank.

In recent years, the operations of the Real Estate Trust have generated net operating losses while the bank has reported net income. The Trust’s consolidation of the bank’s operations into the Trust’s federal income tax return has resulted in the use of the Real Estate Trust’s net operating losses to reduce the federal income taxes the bank would otherwise have owed. If in any future year, the bank has taxable losses or unused credits, the Trust would be obligated to reimburse the bank for the greater of (1) the tax benefit to the group using such tax losses or unused tax credits in the group’s consolidated federal income tax returns or (2) the amount of the refund which the bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group.

During fiscal 2002, the Real Estate Trust purchased through dividend reinvestment approximately 381,000 shares of common stock of Saul Centers, and as of September 30, 2002, owns approximately 3,410,000 shares representing 22.8% of such company’s outstanding common stock. As of September 30, 2002, the market value of these shares was approximately $79.2 million. Substantially all of these shares have been pledged as collateral with the Real Estate Trust’s revolving credit lenders.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Partnership, the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. See “Item 1. Business — Real Estate — Investment in Saul Holdings Limited Partnership.” In fiscal 2002, the Real Estate Trust received total cash distributions of $6.5 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s two revolving credit lenders.

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

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for a two-year term subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. In September 1999, this facility was increased to $50.0 million and its term was set at three years with provisions for extending the term annually. The current maturity date for this line is September 29, 2003. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index, and at September 30, 2002, the rate was 4.75%. At September 30, 2002, the Real Estate Trust had outstanding borrowings under the facility of $1.8 million and unrestricted availability of $48.2 million.

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

The maturity schedule for the Real Estate Trust’s outstanding debt at September 30, 2002 for fiscal years commencing October 1, 2002 is set forth in the following table:

Debt Maturity Schedule

Fiscal Year	Mortgage Notes	Notes Payable—Secured	Notes Payable— Unsecured	Total
	(In thousands)
2003	$49,298	$1,750	$12,351	$63,399
2004	10,666	—	11,762	22,428
2005	11,452	—	10,033	21,485
2006	98,488	—	5,806	104,294
2007	4,582	—	4,221	8,803
Thereafter	151,746	200,000	10,983	362,729

Total	$326,232	$201,750	$55,156	$583,138

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

On November 15, 2000, the Real Estate Trust purchased a 19.1 acre land parcel in Laurel, Maryland, which contains a 105,000 square foot office/warehouse building known as Sweitzer Lane. The purchase price was $13.8 million and was financed from the Real Estate Trust’s revolving credit lines. The entire building was leased to Chevy Chase under a long-term agreement. The Real Estate Trust obtained permanent loan financing in July 2001 of $10.8 million.

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

Banking

LIQUIDITY. The bank is required to maintain sufficient liquidity to ensure its safe and sound operation. A standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government and other specified securities to net withdrawable accounts and borrowings payable in one year or less. See “BUSINESS—Regulation—Liquidity Requirements.”

The bank’s primary sources of funds historically have consisted of:

•	principal and interest payments on loans and mortgage-backed securities;
•	savings deposits;
•	sales of loans and trading securities;
•	securitizations and sales of loans; and
•	borrowed funds, including funds borrowed from the FHLB of Atlanta.

The bank’s holdings of readily marketable securities constitute another important source of liquidity. As of September 30, 2002, the estimated remaining borrowing capacity, after market value and other adjustments, against that portion of those assets that may be pledged to the FHLB of Atlanta and various securities dealers totaled $1.5 billion. Assets available to be pledged to the Federal Reserve Bank of Richmond totaled $648.5 million. A portion of these assets may also be available to be pledged to the FHLB of Atlanta.

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

The bank’s securitization transactions transfer the risk of repayment on securitized assets to a trust, which holds the receivables and issues the asset-backed certificates, and ultimately the risk of repayment is transferred to the holders of those certificates. The bank retains credit risk with respect to the assets transferred to the trust only to the extent that it retains recourse based on the performance of the assets or holds certificates issued by the trust. In its securitizations, the bank typically retains a limited amount of recourse through one or more means, most often through the establishment of reserve accounts, overcollateralization of receivables or retention of subordinated asset-backed certificates. Reserve accounts are funded by initial deposits, if required, and by amounts generated by the securitized assets over and above the amount required to pay interest, defaults and other charges and fees on the investors’ interests in the securitization transaction. Because amounts on deposit in the reserve accounts are at risk depending upon performance of the securitized receivables, those amounts represent recourse to the bank. At September 30, 2002 and 2001, total recourse to the bank related to securitization transactions was $40.1 million and $60.6 million, respectively.

Under the OTS low-level recourse rule in effect during fiscal year 2002, which sets capital requirements for assets sold with recourse at the lower of the applicable capital requirement or the amount of recourse retained for securitization transactions entered into before January 1, 2002, the bank maintains dollar-for-dollar capital against the securitized assets in the amount of the recourse retained up to the otherwise applicable capital requirement. The OTS has amended its capital rules to increase the amount of capital the bank is required to maintain against certain of its residual interests for transactions that close on or after January 1, 2002. See “Regulatory Capital.”

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

The bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses. During fiscal year 2002, the bank used the cash provided by operating, investing and financing activities primarily to meet its commitments (i) to fund maturing savings certificates and deposit withdrawals of $48.6 billion, (ii) fund existing and continuing loan commitments, including real estate held for investment or sale, of $3.3 billion, (iii) purchase investments and loans of $3.3 billion, (iv) meet operating expenses, before depreciation and amortization, of $405.2 million and (v) repayments, net of proceeds, from borrowings of $160.6 million. These commitments were funded primarily through (i) proceeds from customer deposits and sales of certificates of deposit of $48.4 billion, (ii) proceeds from sales of loans, trading securities and real estate of $3.5 billion, and (iii) principal and interest collected on investments, loans, and securities of $3.3 billion.

The bank’s commitments to extend credit at September 30, 2002 are set forth in the following table.

(In thousands)
Commitments to originate loans	$950,513

Loans in process (collateralized loans):
Home equity	714,191
Real estate construction and ground	198,226
Commercial	324,755

Subtotal	1,237,172

Loans in process (unsecured loans):
Overdraft lines	124,868
Commercial	390,385

Subtotal	515,253

Total commitments to extend credit	$2,702,938

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

The bank’s liquidity requirements in years subsequent to fiscal year 2002 will continue to be affected both by the asset size of the bank, the growth of which may be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the bank’s primary sources of funds, described above, will be sufficient to meet the bank’s foreseeable liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

Results of Operations

The Real Estate Trust’s ability to generate revenues from property ownership and development is significantly influenced by a number of factors, including national and local economic conditions, the level of mortgage interest rates, governmental actions, such as changes in real estate tax rates, and the type, location, size and stage of development of the Real Estate Trust’s properties. Debt service payments and most of the operating expenses associated with income-producing properties are not decreased by reductions in occupancy or rental income. Therefore, the ability of the Real Estate Trust to produce net income in any year from its income-producing properties is highly dependent on the Real Estate Trust’s ability to maintain or increase the properties’ levels of gross income. The relative illiquidity of real estate investments tends to limit the ability of the Real Estate Trust to vary its portfolio promptly in response to changes in economic, demographic, social, financial and investment conditions. See “Financial Condition—Real Estate.”

The bank’s operating results historically have depended primarily on its “net interest spread,” which is the difference between the rates of interest earned on its loans and securities investments and the rates of interest paid on its deposits and borrowings. In recent periods, the bank has generated significant income from loan servicing and securities activities and deposit fees. In addition to interest paid on its interest-bearing liabilities, the bank’s principal expenses are operating expenses.

Fiscal 2002 (Restated) Compared to Fiscal 2001 (Restated)

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

Other income, which includes interest income, income from other real estate properties and miscellaneous receipts, declined by $1,033,000, or 46.2%, in fiscal 2002 due to lower interest income and the sale in fiscal 2001 of the Real Estate Trust’s only apartment project.

Land parcels and other expense decreased $41,000, or 3.5%, in fiscal 2002 primarily due to the sale of the Real Estate Trust’s apartment project in fiscal 2001.

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

Advisory, management and leasing fees paid to related parties increased $690,000, or 5.9%, in fiscal 2002. The advisory fee in fiscal 2002 was $475,000 per month compared to $363,000 per month for fiscal 2001, which resulted in an aggregate increase of $1,347,000, or 30.9%. Management and leasing fees were lower by $657,000, or 8.9%, in fiscal 2002 as a result of lower gross income on which fees are based.

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

Banking

OVERVIEW. The bank recorded operating income of $103.6 million for the year ended September 30, 2002, compared to operating income of $95.6 million for the year ended September 30, 2001. The increase in income in fiscal year 2002 was primarily due to an increase of $55.6 million in automobile rental income, an increase in servicing and securitization income of $32.0 million, a $12.2 million increase in deposit service fees and an $8.1 million decrease in the provision for loan losses. Partially offsetting the increased income was a $63.8 million increase in operating expenses, a $30.4 million decrease in net interest income and a $10.3 million gain on other investment in fiscal year 2001. The bank’s net income in future periods will continue to be affected by increased operating expenses associated with expansion of the bank’s branch network and other areas of business and reliance on relatively higher cost sources of funding to support continued growth.

NET INTEREST INCOME. Net interest income, before the provision for loan losses, decreased $30.4 million (or 10.2%) in fiscal year 2002 over fiscal year 2001. Interest income during fiscal year 2002 included $0.3 million of recorded income on non-accrual assets and restructured loans. The bank would have recorded additional interest income of $2.9 million in fiscal year 2002 if non-accrual assets and restructured loans had been current in accordance with their original terms. The bank’s net interest income in future periods will continue to be adversely affected by the bank’s non-performing assets. See “Financial Condition—Asset Quality—Non-Performing Assets.”

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

NET INTEREST MARGIN ANALYSIS

(Dollars in thousands)

	September 30, 2002 Yield/Rate	Year Ended September 30,
		2002			2001			2000
		Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net(1)	5.94%	$7,349,188	$454,297	6.18%	$7,809,362	$629,868	8.07%	$7,256,695	$608,940	8.39%
Mortgage-backed securities	6.17	1,233,159	74,358	6.03	1,143,471	71,685	6.27	1,187,094	74,614	6.29
Federal funds sold and securities purchased under agreements to resell	—	48,022	857	1.78	42,745	2,257	5.28	141,814	8,105	5.72
Trading securities	—	47,241	2,988	6.33	40,762	2,508	6.15	18,964	1,288	6.79
Investment securities	2.61	46,206	1,527	3.30	45,693	2,746	6.01	45,386	2,643	5.82
Other interest-earning assets	3.09	200,286	7,372	3.68	188,484	12,260	6.50	220,134	14,763	6.71

Total	5.88	8,924,102	541,399	6.07	9,270,517	721,324	7.78	8,870,087	710,353	8.01

Non-interest earning assets:
Cash		257,790			314,419			294,425
Real estate held for investment or sale		27,693			44,356			49,685
Property and equipment, net		454,282			408,573			328,268
Automobiles subject to lease, net		1,110,660			836,682			336,342
Goodwill and other intangible assets, net		25,832			26,381			26,233
Other assets		294,487			257,614			243,758

Total assets		$11,094,846			$11,158,542			$10,148,798

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	0.22	$1,537,403	4,792	0.31	$1,311,067	7,851	0.60	$1,212,789	10,644	0.88
Savings deposits	0.75	974,371	9,346	0.96	883,756	13,392	1.52	942,985	17,531	1.86
Time deposits	3.10	2,370,643	98,262	4.14	2,964,052	177,619	5.99	2,721,138	154,737	5.69
Money market deposits	1.47	1,813,702	31,512	1.74	1,370,774	48,744	3.56	1,107,338	39,351	3.55

Total deposits	1.40	6,696,119	143,912	2.15	6,529,649	247,606	3.79	5,984,250	222,263	3.71
Borrowings	4.80	2,688,025	129,274	4.81	3,076,350	175,138	5.69	2,843,834	172,137	6.05

Total liabilities	2.28	9,384,144	273,186	2.91	9,605,999	422,744	4.40	8,828,084	394,400	4.47

Non interest-bearing items:
Non-interest bearing deposits		845,455			690,883			523,882
Other liabilities		221,286			249,311			202,696
Minority interest		144,000			144,000			144,000
Stockholders' equity		499,931			468,349			450,136

Total liabilities and stockholders' equity		$11,094,816			$11,158,542			$10,148,798

Net interest income			$268,213			$298,580			$315,953

Net interest spread(2)				3.16%			3.38%			3.54%

Net yield on interest-earning assets(3)				3.01%			3.22%			3.56%

Interest-earning assets to interest-bearing liabilities				95.10%			96.51%			100.48%

(1)	Includes loans held for securitization and/or sale. Interest on non-accruing loans has been included only to the extent reflected in the consolidated statements of operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans. Includes $13,489 and $6,321 of net amortized loan costs in interest income for the years ended September 30, 2002 and 2001, respectively. Net amortized loan fees for the year ended September 30, 2000 amounted to $3,847.
(2)	Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.
(3)	Equals net interest income divided by the average balances of total interest-earning assets.

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

VOLUME AND RATE CHANGES IN NET INTEREST INCOME

(In thousands)

	Year Ended September 30, 2002 Compared to Year Ended September 30, 2001 Increase (Decrease) Due to Change in (1)			Year Ended September 30, 2001 Compared to Year Ended September 30, 2000 Increase (Decrease) Due to Change in (1)
	Volume	Rate	Total Change	Volume	Rate	Total Change
Interest income:
Loans (2)	$(35,294)	$(140,277)	$(175,571)	$44,002	$(23,074)	$20,928
Mortgage-backed securities	5,485	(2,812)	2,673	(2,696)	(233)	(2,929)
Federal funds sold and securities purchased under agreements to resell	250	(1,650)	(1,400)	(5,268)	(580)	(5,848)
Trading securities	405	75	480	1,342	(122)	1,220
Investment securities	31	(1,250)	(1,219)	18	85	103
Other interest-earning assets	724	(5,612)	(4,888)	(2,056)	(447)	(2,503)

Total interest income	(28,399)	(151,526)	(179,925)	35,342	(24,371)	10,971

Interest expense:
Deposit accounts	6,147	(109,841)	(103,694)	20,494	4,849	25,343
Borrowings	(20,611)	(25,253)	(45,864)	13,588	(10,587)	3,001

Total interest expense	(14,464)	(135,094)	(149,558)	34,082	(5,738)	28,344

Increase (decrease) in net interest income	$(13,935)	$(16,432)	$(30,367)	$1,260	$(18,633)	$(17,373)

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in fiscal year 2002 decreased $179.9 million (or 24.9%) from the level in fiscal year 2001 as a result of lower average yields and to a lesser extent, lower average balances of loans receivable.

The bank’s net interest spread decreased to 3.16% in fiscal year 2002 from 3.38% in fiscal year 2001. A shift in the mix of consumer loans to lower yielding prime automobile loans from higher yielding subprime automobile loans contributed to the decrease. An increase in the average balances of mortgage-backed securities, home equity loans and commercial loans, which was funded primarily with Federal Home Loan Bank advances and deposits partially offset the decline. Average interest-earning assets as a percentage of average interest bearing liabilities decreased to 95.1% in fiscal year 2002 compared to 96.5% in fiscal year 2001.

Interest income on loans, the largest category of interest-earning assets, decreased by $175.6 million from fiscal year 2001 primarily because of lower average yields and to a lesser extent, lower average balances. The average yield on the loan portfolio in fiscal year 2002 decreased 189 basis points (from 8.07% to 6.18%) from the average yield in fiscal year 2001. The average yield on single-family residential loans decreased to 5.60% during fiscal year 2002 from 6.97% during fiscal year 2001, which resulted in an $80.0 million (or 22.8%) decrease in interest income from such loans. Also contributing to the decreased average yield on the loan portfolio were decreases in the various indices on which interest rates on adjustable rate loans are based.

Lower average balances of the bank’s single-family residential loans, which decreased $193.7 million (or 3.9%), also contributed to the decrease in interest income from those loans. Average balances of subprime automobile loans and construction loans decreased $215.9 million and $39.9 million, respectively, and contributed to a $39.9 million and $10.5 million decrease in interest income from those loans, respectively.

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

PROVISION FOR LOAN LOSSES. The bank’s provision for loan losses decreased to $51.4 million in fiscal year 2002 from $59.5 million in fiscal year 2001. The $8.1 million decrease primarily reflected decreased charge-offs of subprime automobile loans because the bank’s portfolio of these loans continues to decline as a result of the bank’s prior decision to discontinue originations of these loans. See “Financial Condition—Asset Quality—Allowances for Losses.”

OTHER INCOME. Other income increased to $460.6 million in fiscal year 2002 from $366.6 million in fiscal year 2001. The $94.0 million (or 25.6%) increase was primarily attributable to increases in automobile rental income of $55.6 million, servicing and securitization income of $32.0 million and deposit service fees of $12.2 million, which were partially offset by a non-recurring gain on other investment of $10.3 million in fiscal year 2001.

Automobile rental income increased to $214.4 million in fiscal year 2002 from $158.7 million in fiscal year 2001 primarily due to growth in the Bank’s automobile leasing program.

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

Deposit servicing fees increased $12.2 million (or 12.0%) during the current year primarily due to fees generated from the continued expansion of the bank’s branch and ATM networks.

Gain on other investment was $10.3 million in fiscal year 2001. The $10.3 million non-recurring gain was the result of the sale of the bank’s interest in Star Systems, Inc. to Concord EFS, Inc.

OPERATING EXPENSES. Operating expenses for fiscal year 2002 increased $63.8 million (or 12.5%) from fiscal year 2001. The increase in operating expenses is largely attributable to an increase in depreciation and amortization and servicing assets amortization and other loan expenses. Depreciation and amortization increased $36.1 million (or 26.5%) due to growth in the bank’s automobile leasing program. Servicing assets amortization and other loan expenses increased $16.3 million primarily due to write-downs in the market value of the bank’s mortgage servicing assets. Increased loan prepayments during fiscal year 2002 resulting from lower mortgage interest rates in turn resulted in increased amortization of mortgage servicing assets. Salaries and employee benefits increased $5.6 million (or 2.8%) in fiscal year 2002. Also contributing to the increase in operating expenses was an increase in property and equipment expense of $4.5 million primarily due to land lease expense and property taxes associated with the bank’s new headquarters.

Fiscal 2001 (Restated) Compared to Fiscal 2000 (Restated)

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

Other income, which includes interest income, income from other real estate properties and miscellaneous receipts, declined by $897,000, or 28.6%, in fiscal 2001 due to lower interest income and the sale early in the year of the Real Estate Trust’s only apartment project.

Land parcels and other expense decreased $128,000, or 9.8%, in fiscal 2001 primarily due to the sale of the Real Estate Trust’s apartment project.

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

Banking

OVERVIEW. The bank recorded operating income of $95.6 million for the year ended September 30, 2001, compared to operating income of $70.1 million for the year ended September 30, 2000. The increase in income in fiscal 2001 was primarily due to an increase in automobile rental income of $94.6 million. Also contributing to increased income were a $20.9 million increase in interest income from loans, a $23.2 million increase in servicing and securitization income, a $10.3 million gain on other investment and $13.2 million increase in deposit service fees. Partially offsetting the increase in income were a $102.0 million increase in operating expenses, a $28.3 million increase in total interest expense and a $11.6 million increase in the provision for loan losses.

NET INTEREST INCOME. Net interest income, before the provision for loan losses, decreased $17.4 million (or 5.5%) in fiscal year 2001 over fiscal year 2000. Included in interest income during fiscal year 2001 was $0.5 million recorded on non-accrual assets and restructured loans. The bank would have recorded additional interest income of $3.2 million in fiscal year 2001 if non-accrual assets and restructured loans had been current in accordance with their original terms. The bank’s net interest income in future periods will continue to be adversely affected by the bank’s non-performing assets. See “Financial Condition—Asset Quality—Non-Performing Assets.”

Interest income in fiscal year 2001 increased $11.0 million (or 1.5%) from the level in fiscal year 2000 as a result of higher average balances of loans receivable, which was slightly offset by lower average yields on loans receivable.

The bank’s net interest spread decreased to 3.38% in fiscal year 2001 from 3.54% in fiscal year 2000. The 16 basis point reduction in the net interest spread primarily reflected a shift in the mix of consumer loans to lower yielding prime automobile loans from higher yielding subprime automobile loans. Partially offsetting this decline was an increase in the average balances of earning assets, which was funded primarily with Federal Home Loan Bank advances and deposits. Average interest-earning assets as a percentage of average interest bearing liabilities decreased to 96.5% in fiscal year 2001 compared to 100.5% in fiscal year 2000.

Interest income on loans, the largest category of interest-earning assets, increased by $20.9 million from fiscal year 2000 primarily because of higher average balances. Higher average balances of the bank’s single-family residential loans, which increased $463.9 million (or 10.2%), resulted in a $28.3 million (or 8.8%) increase in interest income from those loans. Average balances of commercial loans and home equity loans increased $186.2 million and $58.3 million, respectively, and contributed to a $10.3 million and $2.2 million increase in interest income from those loans, respectively. Lower average yields on these loans partially offset the effects of the higher average balances.

The average yield on the loan portfolio in fiscal year 2001 decreased 32 basis points (from 8.39% to 8.07%) from the average yield in fiscal year 2000. Contributing to the lower average yield was a decrease in the yield on automobile loans which resulted from management’s decision to shift from higher yielding subprime loans which have higher risks of default to lower yielding prime automobile loans with relatively lower risk of default. In November 2000 the bank stopped originating subprime automobile loans. Also contributing to the decreased average yield on the loan portfolio were decreases in the various indices on which interest rates on adjustable rate loans are based.

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

PROVISION FOR LOAN LOSSES. The bank’s provision for loan losses increased to $59.5 million in fiscal year 2001 from $47.9 million in fiscal year 2000. The $11.6 million increase primarily reflected increased charge-offs as a result of the maturation of the bank’s loan portfolio following recent growth and a deterioration in general economic conditions. See “Financial Condition—Asset Quality—Allowances for Losses.”

OTHER INCOME. Other income increased to $366.6 million in fiscal year 2001 from $210.2 million in fiscal year 2000. The $156.4 million (or 74.4%) increase was primarily attributable to increased automobile rental income of $94.6 million, servicing and securitization income of $23.2 million, deposit service fees of $13.2 million and gain on other investment of $10.3 million.

Automobile rental income increased to $158.7 million in fiscal year 2001 from $64.1 million in fiscal year 2000 primarily due to growth in the bank’s automobile leasing program.

Servicing and securitization income during fiscal year 2001 increased $23.2 million (or 80.0%) from fiscal year 2000, primarily as a result of gains of $27.9 million resulting from the securitization and sale of $804.9 million of automobile loan receivables during year 2001.

Deposit servicing fees increased $13.2 million (or 15.0%) during the current year primarily due to fees generated from the continued expansion of the bank’s branch and ATM networks.

Gain on other investment income was $10.3 million in fiscal year 2001. The $10.3 million gain was the result of a pre-tax gain of $10.3 million from the sale of the bank’s interest in Star Systems, Inc. to Concord EFS, Inc.

OPERATING EXPENSES. Operating expenses for fiscal year 2001 increased $102.0 million (or 25.0%) from fiscal year 2000. The increase in operating expenses is largely attributable to an increase in depreciation and amortization and servicing assets amortization and other loan expenses. Depreciation and amortization increased $61.9 million (or 83.4%) due to growth in the bank’s automobile leasing program. Servicing assets amortization and other loan expenses increased $29.4 million primarily due to $12.9 million write down in the market value of the bank’s mortgage servicing assets as a result of increased prepayments during fiscal year 2001 resulting from lower mortgage interest rates and increased amortization of purchased and originated mortgage servicing rights acquired in the latter half of fiscal year 2000. In addition, fiscal year 2000 included a reduction in servicing assets amortization and other loan expenses as a result of a $6.3 million recovery of prior valuation adjustments recorded against the bank’s mortgage servicing assets. Salaries and employee benefits increased $4.1 million (or 2.1%) in fiscal year 2001, which includes $3.0 million of expenses related to the closing of the subprime origination network in the first quarter of fiscal year 2001. Also contributing to the increase in operating expenses was an increase in property and equipment expense of $5.5 million primarily due to increased rent expense and related property taxes associated with the addition of new deposit branches during fiscal year 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in Item “7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Banking—Asset and Liability Management.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Trust and its consolidated subsidiaries are included in this report on the pages indicated and are incorporated herein by reference:

(a)	Report of Independent Auditors.

(b)	Consolidated Balance Sheets—As of September 30, 2002 and 2001.

(c)	Consolidated Statements of Operations—For the years ended September 30, 2002, 2001 and 2000.

(d)	Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity—For the years ended September 30, 2002, 2001 and 2000.

(e)	Consolidated Statements of Cash Flows—For the years ended September 30, 2002, 2001 and 2000.

(f)	Notes to Consolidated Financial Statements.

Summary financial information with respect to the bank is also included in Part I, Item 1.

REPORT OF INDEPENDENT AUDITORS

TRUSTEES AND SHAREHOLDERS

B.F. SAUL REAL ESTATE INVESTMENT TRUST

We have audited the accompanying consolidated balance sheets of B.F. Saul Real Estate Investment Trust (“the Trust”) as of September 30, 2002 and 2001, and the related consolidated statements of operations, comprehensive income and shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, the Trust has restated previously issued 2002, 2001 and 2000 consolidated financial statements.

As discussed in the Notes to the financial statements, effective October 1, 2000, the Trust changed its method of accounting for derivative instruments and hedging activities.

Ernst & Young LLP

McLean, Virginia

May 13, 2003

CONSOLIDATED BALANCE SHEETS

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	September 30
(In thousands)	2002	2001
	(Restated)	(Restated)
ASSETS
Real Estate
Income-producing properties
Hotel	$255,566	$254,165
Office and industrial	176,920	157,653
Other	2,803	2,825

	435,289	414,643
Accumulated depreciation	(149,981)	(131,659)

	285,308	282,984
Land parcels	41,323	40,835
Construction in progress	2,697	15,681
Cash and cash equivalents	13,963	13,860
Note receivable and accrued interest—related party	6,487	7,787
Other assets	87,736	80,957

Total real estate assets	437,514	442,104

Banking
Cash and other deposits	329,471	354,683
Interest-bearing deposits	122,252	84,385
Loans held for securitization and/or sale	1,223,035	528,083
Trading securities	3,933	7,296
Investment securities (market value $46,969 and $46,181, respectively)	46,445	45,794
Mortgage-backed securities (market value $1,057,852 and $1,489,835, respectively)	1,028,633	1,474,495
Loans receivable (net of allowance for losses of $66,079 and $57,018, respectively)	6,485,949	6,865,279
Federal Home Loan Bank stock	88,648	113,030
Real estate held for investment or sale (net of allowance for losses of $71,495 and $85,354, respectively)	24,297	31,704
Property and equipment, net	472,417	457,995
Automobiles subject to lease, net	1,110,916	1,110,404
Goodwill and other intangible assets, net	24,863	26,896
Interest-only strips, net	89,306	62,978
Servicing assets, net	60,430	62,434
Other assets	162,657	183,251

Total banking assets	11,273,252	11,408,707

TOTAL ASSETS	$11,710,766	$11,850,811

LIABILITIES
Real Estate
Mortgage notes payable	$326,232	$331,114
Notes payable—secured	201,750	202,500
Notes payable—unsecured	55,156	50,717
Accrued dividends payable—preferred shares of beneficial interest	12,721	19,303
Other liabilities and accrued expenses	67,517	63,542

Total real estate liabilities	663,376	667,176

Banking
Deposit accounts	7,437,585	7,562,470
Borrowings	659,484	282,350
Federal Home Loan Bank advances	1,702,964	2,240,598
Custodial accounts	208,805	113,456
Amounts due to banks	61,873	58,167
Other liabilities	293,544	273,113
Capital notes—subordinated	250,000	250,000

Total banking liabilities	10,614,255	10,780,154

Commitments and contingencies
Minority interest held by affiliates	88,137	82,048
Minority interest—other	218,307	218,307

TOTAL LIABILITIES	11,584,075	11,747,685

SHAREHOLDERS' EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares
authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	68,438	46,543
Accumulated other comprehensive income (loss)	—	(1,670)

	168,539	144,974
Less cost of 1,814,688 common shares of beneficial interest in treasury	(41,848)	(41,848)

TOTAL SHAREHOLDERS' EQUITY	126,691	103,126

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,710,766	$11,850,811

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30
(In thousands, except per share amounts)	2002	2001	2000
	(Restated)	(Restated)	(Restated)
REAL ESTATE
Income
Hotels	$88,043	$100,314	$95,381
Office and industrial (including $5,100, $3,983 and $2,672
of rental income from banking segment, respectively)	38,923	40,399	34,341
Other	1,206	2,239	3,136

Total income	128,172	142,952	132,858

Expenses
Direct operating expenses:
Hotels	59,204	63,578	59,436
Office and industrial properties	11,593	11,852	9,635
Land parcels and other	1,140	1,181	1,309
Interest expense	50,111	50,221	46,495
Capitalized interest	(287)	(569)	(1,175)
Amortization of debt expense	950	982	654
Depreciation	19,147	18,600	14,309
Advisory, management and leasing fees—related parties	12,452	11,762	11,013
General and administrative	2,467	4,491	3,808

Total expenses	156,777	162,098	145,484

Equity in earnings of unconsolidated entities	9,057	7,402	7,291
Gain on sale of property	—	11,077	994

REAL ESTATE OPERATING LOSS	$(19,548)	$(667)	$(4,341)

BANKING
Interest income
Loans	$454,297	$629,868	$608,940
Mortgage-backed securities	74,358	71,685	74,614
Trading securities	2,988	2,508	1,288
Investment securities	1,527	2,746	2,643
Other	8,229	14,517	22,868

Total interest income	541,399	721,324	710,353

Interest expense
Deposit accounts	143,912	247,606	222,263
Short-term borrowings	15,401	63,225	55,977
Long-term borrowings	113,873	111,913	116,160

Total interest expense	273,186	422,744	394,400

Net interest income	268,213	298,580	315,953
Provision for loan and lease losses	(51,367)	(59,496)	(47,940)

Net interest income after provision for loan losses	216,846	239,084	268,013

Other income
Deposit servicing fees	113,640	101,482	88,253
Servicing and securitization income	84,160	52,169	28,991
Automobile rental income, net	214,356	158,741	64,142
Gain on sales of trading securities and sales of loans, net	12,358	8,008	2,976
Net unrealized holding gains (losses) on trading securities	(2,062)	1,054	—
Gain (loss) on real estate held for investment or sale, net	992	2,815	(1,523)
Gain on other investment	—	10,294	—
Other	37,168	32,075	27,386

Total other income	460,612	366,638	210,225

Continued on following page.

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30
(In thousands, except per share amounts)	2002	2001	2000
BANKING (Continued)	(Restated)	(Restated)	(Restated)
Operating expenses
Salaries and employee benefits	$203,004	$197,444	$193,378
Servicing assets amortization and other loan expenses	60,117	43,819	14,441
Property and equipment (including $5,100, $3,983 and $2,672 of rental expense paid to real estate segment, respectively)	42,256	37,738	32,240
Marketing	7,497	11,353	11,424
Data processing	32,498	28,316	24,447
Depreciation and amortization	172,295	136,205	74,256
Deposit insurance premiums	1,339	1,413	2,291
Amortization of goodwill and other intangible assets	2,034	2,205	2,519
Other	52,836	51,582	53,096

Total operating expenses	573,876	510,075	408,092

BANKING OPERATING INCOME	$103,582	$95,647	$70,146

TOTAL COMPANY
Operating income	$84,034	$94,980	$65,805
Income tax provision	23,143	27,088	18,630

Income before extraordinary item and minority interest	60,891	67,892	47,175
Extraordinary item:
Loss on early extinguishment of debt, net of taxes	—	—	(166)

Income before minority interest	60,891	67,892	47,009
Minority interest held by affiliates	(9,671)	(8,660)	(4,961)
Minority interest—other	(25,313)	(25,313)	(25,313)

TOTAL COMPANY NET INCOME	$25,907	$33,919	$16,735
Dividends: Real Estate Trust's preferred shares of beneficial interest	(5,418)	(5,418)	(5,418)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$20,489	$28,501	$11,317
NET INCOME PER COMMON SHARE
Income before extraordinary item and minority interest	$11.48	$12.94	$8.64
Income before minority interest	11.48	12.94	8.61
Minority interest held by affiliates	(2.00)	(1.79)	(1.03)
Minority interest—other	(5.24)	(5.24)	(5.24)

NET INCOME PER COMMON SHARE	$4.24	$5.91	$2.34

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND CHANGES IN SHAREHOLDERS’ EQUITY

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30
(Dollars in thousands)	2002	2001	2000
	(Restated)	(Restated)	(Restated)
COMPREHENSIVE INCOME
Net income	$25,907	$33,919	$16,735
Other comprehensive income:
Net unrealized holding gains (losses)	1,670	(1,670)	(6)

TOTAL COMPREHENSIVE INCOME	$27,577	$32,249	$16,729

CHANGES IN SHAREHOLDERS’ EQUITY

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)	$516	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)	6,642	6,642	6,642

PAID-IN SURPLUS
Beginning and end of period	92,943	92,943	92,943

RETAINED EARNINGS
Beginning of period	46,543	17,124	7,815
Net income	25,907	33,919	16,735
Minority interest in capital contribution	—	—	(2,697)
Adjustments—Saul Holdings investment	1,406	918	689
Dividends:
Real Estate Trust preferred shares of beneficial interest:
Distributions payable	(5,418)	(5,418)	(5,418)

End of period	68,438	46,543	17,124

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period	(1,670)	—	6
Net unrealized holding gains (losses)	1,670	(1,670)	(6)

End of period	—	(1,670)	—

TREASURY SHARES
Beginning and end of period (1,814,688 shares)	(41,848)	(41,848)	(41,848)

TOTAL SHAREHOLDERS’ EQUITY	$126,691	$103,126	$75,377

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30
(In thousands)	2002	2001	2000
	(Restated)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss	$(12,777)	$(723)	$(3,109)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	19,147	18,600	14,308
Gain on sale of property	—	(11,077)	(994)
Early extinguishment of debt, net of taxes	—	—	166
Increase in accounts receivable and accrued income	(2,633)	327	(691)
Increase (decrease) in deferred taxes	(6,880)	(388)	(10,450)
Increase (decrease) in accounts payable and accrued expenses	1,425	(5,711)	1,892
Amortization of debt expense	1,847	1,717	1,620
Equity in earnings of unconsolidated entities	(9,057)	(7,402)	(7,291)
Dividends and tax sharing payments	21,667	16,200	19,400
Other	(5,082)	(4,572)	(2,441)

	7,657	6,971	12,410

Banking
Net income	38,684	34,642	19,844
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	16,220	11,132	372
Depreciation and amortization	172,295	136,205	74,256
Loss on retirement of fixed assets	2,587	—	—
Provision for loan losses	51,367	59,496	47,940
Capitalized interest on real estate under development	—	(2,017)	(3,786)
Proceeds from sales of trading securities	1,196,001	844,637	303,499
Net fundings of loans held for sale and/or securitization	(2,552,061)	(1,629,837)	(708,955)
Proceeds from sales of loans held for sale and/or securitization	2,286,369	1,485,780	1,054,025
Gain on sales of loans	(4,094)	(4,904)	(1,443)
Gain on sale of real estate held for sale	(1,040)	(6,241)	(9,257)
Provision for losses on real estate held for investment or sale	700	4,200	1,400
Gain on trading securities, net	(6,202)	(14,452)	(1,533)
Increase in interest-only strips	(26,328)	(30,019)	(25,333)
(Increase) decrease in servicing assets	1,996	12,602	(44,577)
Amortization of goodwill and other intangible assets	2,042	2,214	2,530
Decrease in other assets	17,219	31,818	17,679
Increase in custodial accounts	95,349	52,542	38,286
Increase in other liabilities	24,137	45,610	125,548
Minority interest held by affiliates	9,671	8,660	4,961
Minority interest—other	9,750	9,750	9,750

	1,334,662	1,051,818	905,206

Net cash provided by operating activities	1,342,319	1,058,789	917,616

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures—properties	(8,758)	(22,546)	(54,915)
Property acquisitions	—	(16,535)	(19,518)
Property sales	9,650	10,074	1,897
Note receivable and accrued interest—related party Repayments	1,300	4,000	3,750
Equity investment in unconsolidated entities	3,508	2,935	(6,955)
Other	(239)	3	(354)

	5,461	(22,069)	(76,095)

Banking
Net proceeds from maturities of investment securities	45,000	—	44,000
Net proceeds from redemption of Federal Home Loan Bank stock	84,559	58,894	11,877
Net proceeds from sales of real estate	21,905	31,183	28,590
Net principal collected (disbursed) of loans	1,917,169	714,791	(549,718)
Net purchases of automobiles subject to lease	(134,096)	(649,452)	(495,507)
Principal collected on mortgage-backed securities	464,622	410,739	267,273
Purchases of Federal Home Loan Bank stock	(60,177)	(74,248)	(22,371)
Purchases of investment securities	(45,717)	(119)	(45,231)
Purchases of mortgage-backed securities	(21,450)	—	—
Purchases of loans receivable	(3,211,964)	(1,970,548)	(1,549,508)
Purchases of property and equipment	(55,839)	(122,045)	(92,971)
Purchase of Tucker Asset Management, net	—	(4,177)	—
Disbursements for real estate held for investment or sale	(10,884)	(8,723)	(9,607)

	(1,006,872)	(1,613,705)	(2,413,173)

Net cash used in investing activities	(1,001,411)	(1,635,774)	(2,489,268)

Continued on following page.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30
(In thousands)	2002	2001	2000
	(Restated)	(Restated)	(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing	$14,562	$50,978	$130,802
Principal curtailments and repayments of mortgages	(18,261)	(32,442)	(37,035)
Proceeds from secured note financings	1,750	20,500	24,200
Repayments of secured note financings	(2,500)	(18,000)	(40,200)
Proceeds from sales of unsecured notes	7,601	9,310	10,246
Repayments of unsecured notes	(3,162)	(6,056)	(8,905)
Costs of obtaining financings	(1,005)	(1,461)	(2,651)
Dividends paid—preferred shares of beneficial interest	(12,000)	(12,000)	(12,500)

	(13,015)	10,829	63,957

Banking
Proceeds from customer deposits and sales of certificates of deposit	48,432,739	43,408,719	38,470,514
Customer withdrawals of deposits and payments for maturing certificates of deposit	(48,557,624)	(42,884,038)	(37,196,211)
Net increase in securities sold under repurchase agreements	394,303	(258,791)	(156,943)
Capital contribution from parent	—	—	22,303
Advances from the Federal Home Loan Bank	7,271,409	19,932,789	2,348,672
Repayments of advances from the Federal Home Loan Bank	(7,809,043)	(19,639,162)	(2,144,889)
Net increase (decrease) in other borrowings	(17,169)	1,099	66,214
Cash dividends paid on preferred stock	(9,750)	(9,750)	(9,750)
Cash dividends paid on common stock	(20,000)	(16,000)	(16,000)

	(315,135)	534,866	1,383,910

Net cash provided by (used in) financing activities	(328,150)	545,695	1,447,867

Net increase (decrease) in cash and cash equivalents	12,758	(31,290)	(123,785)
Cash and cash equivalents at beginning of year	452,928	484,218	608,003

Cash and cash equivalents at end of year	$465,686	$452,928	$484,218

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$13,963	$13,860	$18,129
Banking
Cash and other deposits	329,471	354,683	395,648
Interest-bearing deposits	122,252	84,385	70,441

Cash and cash equivalents at end of period	$465,686	$452,928	$484,218

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)	$320,582	$480,083	$449,449
Income taxes paid (refunded)	19,226	(23,889)	(69,691)
Shares of Saul Centers, Inc. common stock	7,988	7,878	3,770
Transfer of Tysons Park Place to real estate segment from banking segment	—	—	37,000
Cash received during the year from:
Dividends on shares of Saul Centers, Inc. common stock	4,969	4,287	3,770
Distributions from Saul Holdings Limited Partnership	6,527	6,527	6,527
Supplemental disclosures of noncash activities:
Rollovers of notes payable—unsecured	4,880	4,022	5,335
Loans held for sale and/or securitization exchanged for trading securities	1,186,436	839,224	297,462
Loans receivable transferred to loans held for sale and/or securitization	1,604,771	1,016,861	744,823
Loans made in connection with the sale of real estate	900	—	1,260
Loans receivable transferred to real estate acquired in settlement of loans	4,174	720	5,616
Loans receivable exchanged for mortgage-backed securities held-to-maturity	—	837,661	4,798

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

B.F. Saul Real Estate Investment Trust operates as a Maryland real estate investment trust. The principal business activities of B.F. Saul Real Estate Investment Trust and its consolidated subsidiaries (the “Trust”) are the ownership of 80% of the outstanding common stock of Chevy Chase Bank, F.S.B., whose assets accounted for 96% of the Trust’s consolidated assets as of September 30, 2002, and the ownership and development of income-producing properties. The properties are located predominantly in the mid-Atlantic and Southeastern regions of the United States and consist principally of hotels, office projects, and undeveloped land parcels. Chevy Chase Bank, F.S.B. is a federally chartered and federally insured stock savings bank and, as such, is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and by the Federal Deposit Insurance Corporation (“FDIC”). The bank is principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and various types of consumer loans and leases and commercial loans. The bank’s principal deposit market is the Washington, DC metropolitan area.

“Real Estate Trust” refers to B.F. Saul Real Estate Investment Trust and its wholly owned subsidiaries. Chevy Chase Bank, F.S.B. and its subsidiaries are referred to in the consolidated financial statements and notes thereto as the “bank” or the “Corporations”. The accounting and reporting practices of the Trust conform to accounting principles generally accepted in the United States and, as appropriate, predominant practices within the real estate and banking industries.

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

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—REAL ESTATE TRUST

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

Liabilities

The carrying amount of notes payable—secured approximates their fair value since most of the debt has been financed in recent periods at prevailing market interest rates. The fair value of mortgage notes payable is based on management’s estimate of current market rates for its debt. At September 30, 2002, and 2001, the fair value of mortgage notes payable was $333.7 and $328.3 million. The fair value of notes payable—unsecured is based on the rates currently offered by the Real Estate Trust for similar notes. At September 30, 2002 and 2001, the fair value of notes payable—unsecured was $59.4 and $51.9 million.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED:

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) was issued in June 2001. SFAS 142 supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 establishes new guidance on accounting and for goodwill and other assets acquired in a business combination and reaffirms that acquired intangible assets should initially be recognized at fair value and the costs of internally developed intangible assets should be charged to expense as incurred. SFAS 142 also requires that goodwill arising in a business combination should no longer be amortized, but, instead, be subjected to impairment testing by comparing the carrying value to the fair value. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of the fiscal year. The adoption of SFAS 142 on October 1, 2002, had no material effect on the Real Estate Trust.

SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” (“SFAS 144”) was issued in August 2001. SFAS 144 supersedes SFAS NO. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APC Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of A Segment of A Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement will not have a material effect on the Real Estate Trust’s financial condition or results of operations. In subsequent periods, should real estate properties be sold, they will be treated as discontinued operations.

SFAS No. 145, “Rescission of SFAS 4,44 and 64, Amendment of SFAS 13, and Technical Corrections” was issued in April 2002. SFAS 145 requires companies to no longer report gains and losses associated with the extinguishment of debt as a component of extraordinary gains and losses, net of tax. These gains and losses will now be required to be presented within the statement of operations in appropriate segregated line items. This statement is effective for fiscal years beginning after December 15, 2002. The adoption of this statement will not have a material effect on the Real Estate Trust’s financial condition or its results of operations.

C.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—THE BANK

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

Federal Reserve Board regulations require the bank to maintain reserves in the form of cash or deposits in its account at the Federal Reserve Bank of Richmond. The bank’s average reserve requirements, before credit for vault cash, were $44.1, $189.1 and $163.9 million during the years ended September 30, 2002, 2001 and 2000, respectively.

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

U.S. GOVERNMENT AND MORTGAGE-BACKED SECURITIES:

The bank classifies its U.S. Government and mortgage-backed securities as either “held-to-maturity,” “available-for-sale” or “trading” at the time such securities are acquired. U.S. Government and mortgage-backed securities classified as “held-to-maturity” are reported at amortized cost. U.S. Government and mortgage-backed securities classified as “available-for-sale” are reported at fair value, with unrealized gains and losses, net of the related tax effect, reported as a separate component of stockholders’ equity. U.S. Government and mortgage-backed securities classified as “trading” are reported at fair value, with unrealized gains and losses included in earnings. All U.S. Government securities and mortgage-backed securities are classified as held-to-maturity at September 30, 2002 and 2001. Premiums and discounts on U.S. Government securities and mortgage-backed securities are amortized or accreted using the level-yield method. Realized gains and losses are determined using the specific identification method.

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

IMPAIRED LOANS:

A loan is considered impaired when, based on all current information and events, it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the agreement, including all scheduled principal and interest payments. Loans reviewed by the bank for impairment include real estate and commercial loans and loans modified in a troubled debt restructuring. Large groups of smaller-balance homogeneous loans that have not been modified in a troubled debt restructuring are collectively evaluated for impairment, which for the bank include residential mortgage loans and other consumer loans. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, impairment may be measured based on the loan’s observable market price, or, if the loan is collateral-dependent, the fair value of the collateral. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Loans for which foreclosure is probable continue to be classified as loans.

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

ALLOWANCES FOR LOSSES:

The allowance for loan losses represents management’s estimate of credit losses inherent in the bank’s loan portfolios as of the balance sheet date. The bank’s methodology for assessing the appropriate level of the allowance consists of several key elements, which include the allocated allowance, specific allowances for identified loans and the unallocated allowance. Management reviews the adequacy of the valuation allowances on loans using a variety of measures and tools including historical loss performance, delinquent status, current economic conditions, internal risk ratings and current underwriting policies and procedures.

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

Non-homogeneous type loans, such as business banking loans and real estate banking loans, are analyzed and segregated by risk according to the bank’s internal risk rating system. These loans are reviewed by the bank’s credit and loan review groups on an individual loan basis to assign a risk rating. Industry loss factors are applied based on the risk rating assigned to the loan. Industry loss factors are used because of the bank’s lack of history in these portfolios. A specific allowance may be assigned to non-homogeneous type loans that have been individually determined to be impaired. Any specific allowance considers all available evidence including, as appropriate, the present value of payments expected to be received or, for loans that are solely dependent on collateral for repayment, the estimated fair value of the collateral.

The unallocated allowance is based upon management’s evaluation and judgment of various conditions that are not directly measured in the determination of the allocated and specific allowances. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the key lending areas of the bank, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, regulatory examination results and findings of the bank’s internal credit evaluations.

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

REAL ESTATE HELD FOR INVESTMENT OR SALE:

REAL ESTATE HELD FOR INVESTMENT:

At September 30, 2002 and 2001, real estate held for investment consists of developed land owned by one of the bank’s subsidiaries. Real estate held for investment is carried at the lower of cost or net realizable value. See Note 14.

REAL ESTATE HELD FOR SALE:

Real estate held for sale consists of real estate acquired in settlement of loans (“REO”) and is carried at the lower of cost or fair value (less estimated selling costs). Costs relating to the development and improvement of property, including interest, are capitalized, whereas costs relating to the holding of property are expensed. The bank did not capitalize interest during the year ended September 30, 2002 because development was substantially complete. Capitalized interest amounted to $2.0 and $3.8 million for the years ended September 30, 2001 and 2000, respectively.

PROPERTY AND EQUIPMENT:

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method, which allocates the cost of the applicable assets over their estimated useful lives. Major improvements and alterations to office premises and leaseholds are capitalized. Leasehold improvements are amortized over the shorter of the terms of the respective leases (including renewal options that are expected to be exercised) or 20 years. Maintenance and repairs are charged to operating expenses as incurred. Capitalized interest amounted to $4.7 and $2.1 million during the years ended September 30, 2001 and 2000, respectively, and was primarily related to the bank’s new headquarters building that was placed in service on October 1, 2002.

AUTOMOBILES SUBJECT TO LEASE:

The bank owns automobiles, which are leased to third parties. The leases are accounted for as operating leases with lease payments recognized as rental income. Automobiles are state at cost, net of accumulated depreciating. Depreciation is computed using the straight-line method which allocates the cost of the automobile less estimated residual value over the term of the lease.

GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill is stated net of accumulated amortization and is being amortized using the straight-line method over 15 years. At September 30, 2002 and 2001, goodwill totaled $23.7 and $25.0 million, respectively. In February 2001, the bank purchased an investment management firm and recorded $4.2 million of goodwill. The acquisition was accounted for using the purchase method and the operating results have been included in the bank’s Consolidated Statements of Operations since the date of acquisition.

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

ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS:

The bank adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) effective October 1, 2000. SFAS 133 was amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of Financial Accounting Standards Board Statement No. 133” (“SFAS 137”) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 138”). SFAS 133, as amended by SFAS 137 and SFAS 138, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivative instruments as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative, its hedge designation and whether the hedge is effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. On October 1, 2000, the bank recorded an after tax loss of $476,000 in Other Comprehensive Income representing its transition adjustment from the adoption of these standards.

On July 1, 2002, the bank implemented FASB implementation guidance regarding the application of SFAS 133, which requires that interest rate locks (“IRL”) on mortgage loans originated for sale be treated as derivatives. The IRLs are treated as free standing derivatives with changes in fair value recorded in the income statement and reported on the balance sheet. In connection with this change, the bank’s forward sale commitments were re-designated from cash flow hedges to fair value hedges or non-designated hedge relationships. The net income statement impact of the change was $80,000, net of tax. The net impact on Other Comprehensive Income was $1.2 million.

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”—a replacement of SFAS No. 125,” (“SFAS 140”) was issued in September 2000. SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under SFAS 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 140 was effective for transfers after March 31, 2001, except that the effective date for the isolation standards was suspended for financial institutions until January 1, 2002, and was effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not have a material impact on the bank’s financial condition or results of operations.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED:

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) was issued in June 2001. SFAS 142 supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 establishes new guidance on accounting for goodwill and other assets acquired in a business combination and reaffirms that acquired intangible assets should initially be recognized at fair value and the costs of internally developed intangible assets should be charged to expense as incurred. SFAS 142 also requires that goodwill arising in a business combination should no longer be amortized, but, instead, be subjected to impairment testing. An impairment loss is recognized if fair value is less than the carrying amount. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of the fiscal year. At October 1, 2002, the fair value of the goodwill recorded on the bank’s balance sheet exceeded its carrying value.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”) was issued in August 2001. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring

Events and Transactions.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement will not have a material effect on the bank’s financial condition or results of operations.

1. RESTATEMENTS—THE TRUST

On July 31, 2002, the Trust filed a Current Report on Form 8-K stating that, as a result of its internal accounting review, the Bank had determined that its net income had been inadvertently overstated in prior periods due to certain accounting errors involving interest-only strips receivable related to the Bank’s automobile loan securitizations.

In addition, as part of the restatement process, the Trust determined that shareholders’ equity was understated and net income was overstated related to it investments in Saul Holdings Limited Partnership (“Saul Holdings”) and Saul Centers, Inc (“Saul Centers”), respectively, and accordingly changed its accounting treatment related to these investments.

As a result, the Trust has restated its financial results and financial position for the fiscal years ended September 30, 2000 and 2001. The restated amounts include primarily adjustments for securitizations and the investments in Saul Holdings and Saul Centers, but also include certain other revisions. The restatements reduced previously reported net income by approximately $4.4 million ($3.8 million related to securitizations and $0.6 million related to the Saul Centers investment and other adjustments), from $22.4 million to $18.0 million for fiscal year 2000. The restatements reduced previously reported net income by approximately $9.0 million ($8.5 million related to securitizations and $0.5 million related primarily to the Saul Centers investment), from $43.6 million to $34.6 million for fiscal year 2001. Shareholders’ Equity increased $68.0 million from $8.6 million previously reported to $76.6 million at September 30, 2000 and increased $59.9 million from $45.2 million previously reported to $105.1 million at September 30, 2001, as a result of the Saul Holdings investment adjustments offset by the adjustments described above.

The other revisions impacted certain previously reported asset and liability accounts. Real Estate assets were reduced due to a decrease in the carrying value of the investment in Saul Centers. Banking assets and liabilities increased primarily as a result of the reclassification of certain assets that were netted within Other liabilities. The liability related to the Deferred Gain—Real Estate was reclassified to Equity, net of tax. Other Real Estate liabilities increased as a result of the tax effect of that adjustment. See Note 3.

The following is a summary of the effects of the restatement, which includes the effect of certain reclassifications.

	September 30, 2001
	As Reported	As Restated
Assets
Real Estate
Real estate, cash and notes receivable	$361,147	$361,147
Other assets	86,983	80,957

Total real estate assets	$448,130	$442,104
Banking
Cash	$409,995	$439,068
Loans held for securitization and/or sale	528,083	528,083
Mortgage-backed and other securities	1,526,979	1,527,585
Loans and leases receivable, net	8,018,495	7,983,385
Property and equipment, net	437,795	457,995
Interest-only strips receivable, net	47,146	62,978
Other	419,973	413,658

Total banking assets	$11,388,466	$11,412,752

Total assets	$11,836,596	$11,854,856

Liabilities
Real Estate
Debt and accrued dividends payable	$603,634	$603,634
Deferred gains-real estate	113,045	—
Other	31,510	63,542

Total real estate liabilities	$748,189	$667,176

Banking
Deposit accounts	$7,562,470	$7,562,470
Borrowings	2,522,948	2,522,948
Other	403,190	446,336
Capital notes—subordinated	250,000	250,000

Total banking liabilities	$10,738,608	$10,781,754

Minority interest held by affiliates	86,310	82,538
Minority interest—other	218,307	218,307

Total liabilities	$11,791,414	$11,749,775

Shareholders’ equity	$45,182	$105,081

Total liabilities and shareholders’ equity	$11,836,596	$11,854,856

	Year ended September 30, 2001		Year ended September 30, 2000
	As Reported	As Restated	As Reported	As Restated
Real Estate
Income	$142,952	$142,952	$132,858	$132,858
Expense	161,802	162,098	145,484	145,484
Equity earnings-unconsolidated subsidiary	8,314	7,402	7,711	7,291
Gain on sale of properties	11,077	11,077	994	994

Real estate operating income (loss)	$541	$(667)	$(3,921)	$(4,341)

Banking
Net interest income:
Interest income	$786,855	$786,897	$736,659	$736,888
Interest expense	422,744	422,744	394,400	394,400

Net interest income	364,111	364,153	342,259	342,488
Provision for loan and lease losses	67,852	67,852	49,930	49,930

Net interest income after provision for loan and lease losses	296,259	296,301	292,329	292,558

Other income:
Servicing and securitization income	69,792	52,169	38,441	28,991
Deposit servicing fees	101,482	101,482	88,253	88,253
Gain on trading securities, net	3,954	3,104	1,490	1,533
Net unrealized holding gain on trading securities	448	1,054	—	—
Gain (loss) on real estate held for investment or sale, net	2,815	2,815	(1,523)	(1,523)
Gain on sales of loans, net	4,904	4,904	1,486	1,443
Gain on other investment	10,294	10,294	—	—
Other	32,242	33,092	26,112	27,706

Total other income	225,931	208,914	154,259	146,403

OPERATING EXPENSES
Salaries and employee benefits	198,480	197,444	193,204	193,378
Marketing expenses	11,353	11,353	11,424	11,424
Other operating expenses	198,064	199,270	160,688	161,468

Total operating expenses	407,897	408,067	365,316	366,270

Banking operating income	114,293	97,148	81,272	72,691

Total Trust
Operating income	114,834	96,481	77,351	68,350
Income tax provision	34,963	27,682	23,217	19,637

Income before extraordinary items and minority interest	79,871	68,799	54,134	48,713
Extraordinary item—early extinguishment of debt	—	—	(166)	(166)
Minority interest—affiliates	(10,899)	(8,842)	(6,298)	(5,269)
Minority interest—other	(25,313)	(25,313)	(25,313)	(25,313)

Total Trust Net Income	$43,659	$34,644	$22,357	$17,965
Dividends: Real Estate Trust’s preferred shares of beneficial interest	(5,418)	(5,418)	(5,418)	(5,418)

Net Income Available to Common Shareholders	$38,241	$29,226	$16,939	$12,547
Comprehensive Income
Trust Net Income	$43,659	$34,644	$22,357	$17,965
Other Comprehensive Income (Loss)	(1,670)	(1,670)	(6)	(6)

Total Comprehensive Income	$41,989	$32,974	$22,351	$17,959

NET INCOME PER COMMON SHARE
Income before extraordinary items and minority interest	$15.42	$13.13	$10.09	$8.96
Income before minority interest	15.42	13.13	10.05	8.93
Minority interest held by affiliates	(2.26)	(1.83)	(1.30)	(1.09)
Minority interest—other	(5.24)	(5.24)	(5.24)	(5.24)

NET INCOME PER COMMON SHARE	$7.92	$6.06	$3.51	$2.60

Automobile Lease Restatement:

In the second quarter of fiscal year 2003, the Bank determined that its automobile leases do not meet the requirements for direct finance lease classification under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” As a result, the Bank has restated its financial results for the fiscal years ended September 30, 2002, 2001 and 2000. The financial results included in this report fully reflect the cumulative impact of the restatement.

Since entering the automobile leasing business in 1998, Chevy Chase has accounted for its automobile leases as direct financing leases. Under direct finance lease accounting, income is recognized in the same manner as interest income on loans. In contrast, under operating lease accounting, the financial statements reflect the ownership of automobiles and, instead of interest income, the Bank recognizes rental income equal to the full amount of the lease payment and also recognizes depreciation expense on the automobiles.

Over the life of a lease, the income and cash flows recognized under direct finance lease accounting and operating lease accounting are the same. However, the timing of revenue recognition is different. Under operating lease accounting, revenue is recognized on a constant periodic basis and under direct finance lease accounting revenue is recognized on a declining periodic basis.

Financial statement presentation of leased assets and related revenue and expenses also differ under the two methods. The following table highlights the major reporting and accounting differences between the two methods.

	Operating Lease Accounting	Direct Finance Lease Accounting
Automobile leases	Non-interest earning asset	Loans and leases
Income earned	Automobile rental income	Interest income
Depreciation expense	Non-interest expense	None
Net charge-offs	Automobile rental income	Loan loss provision
General valuation allowance	None	Loan loss reserve
Gain (loss) on disposition	Automobile rental income	Other income

The following table summarizes the impact of the change in accounting on the results of operations and financial position for the periods presented.

	September 30, 2002		September 30, 2001
	As Reported[1]	As Restated	As Reported[1]	As Restated
ASSETS
Real Estate
Real estate, cash and notes receivable	$349,778	$349,778	$361,147	$361,147
Other assets	87,736	87,736	80,957	80,957

Total real estate assets	$437,514	$437,514	$442,104	$442,104
Banking
Cash	$451,723	$451,723	$439,068	$439,068
Loans held for securitization and/or sale	1,223,035	1,223,035	528,083	528,083
Mortgage-backed and other securities	1,079,011	1,079,011	1,527,585	1,527,585
Loans receivable, net	7,611,344	6,485,949	7,983,385	6,865,279
Property and equipment, net	472,417	472,417	457,995	457,995
Automobiles subject to lease, net	—	1,110,916	—	1,110,404
Interest-only strips receivable, net	89,306	89,306	62,978	62,978
Other	342,617	360,895	413,658	417,315

Total banking assets	$11,269,453	$11,273,252	$11,412,752	$11,408,707

Total assets	$11,706,967	$11,710,766	$11,854,856	$11,850,811

LIABILITIES
Real Estate
Debt and accrued dividends payable	$595,859	$595,859	$603,634	$603,634
Other	67,517	67,517	63,542	63,542

Total real estate liabilities	$663,376	$663,376	$667,176	$667,176

Banking
Deposit accounts	$7,437,585	$7,437,585	$7,562,470	$7,562,470
Borrowings	2,362,448	2,362,448	2,522,948	2,522,948
Other	556,078	564,222	446,336	444,736
Capital notes — subordinated	250,000	250,000	250,000	250,000

Total banking liabilities	$10,606,111	$10,614,255	$10,781,754	$10,780,154

Minority interest held by affiliates	89,007	88,137	82,538	82,048
Minority interest — other	218,307	218,307	218,307	218,307

Total liabilities	$11,576,801	$11,584,075	$11,749,775	$11,747,685

SHAREHOLDERS’ EQUITY	$130,166	$126,691	$105,081	$103,126

Total liabilities and shareholders’ equity	$11,706,967	$11,710,766	$11,854,856	$11,850,811

1	As reported in the 10-K for the fiscal year ended September 30, 2002 previously filed with the SEC.

	Year ended September 30, 2002		Year ended September 30, 2001		Year ended September 30, 2000
	As Reported[1]	As Restated	As Reported[1]	As Restated	As Reported[1]	As Restated
REAL ESTATE
Income	$128,172	$128,172	$142,952	$142,952	$132,858	$132,858
Expense	156,777	156,777	162,098	162,098	145,484	145,484
Equity earnings—unconsolidated subsidiary	9,057	9,057	7,402	7,402	7,291	7,291
Gain on sale of properties	—	—	11,077	11,077	994	994

Real estate operating loss	$(19,548)	$(19,548)	$(667)	$(667)	$(4,341)	$(4,341)

BANKING
Net interest income:
Interest income	$628,110	$541,399	$786,897	$721,324	$736,888	$710,353
Interest expense	273,186	273,186	422,744	422,744	394,400	394,400

Net interest income	354,924	268,213	364,153	298,580	342,488	315,953
Provision for loan losses	56,015	51,367	67,852	59,496	49,930	47,940

Net interest income after provision for loan losses	298,909	216,846	296,301	239,084	292,558	268,013

Other income:
Servicing and securitization income	84,160	84,160	52,169	52,169	28,991	28,991
Deposit servicing fees	113,640	113,640	101,482	101,482	88,253	88,253
Automobile rental income, net	—	214,356	—	158,741	—	64,142
Gain on trading securities and sale of loans, net	10,296	10,296	9,062	9,062	2,976	2,976
Gain (loss) on real estate held for investment or sale, net	992	992	2,815	2,815	(1,523)	(1,523)
Other	39,019	37,168	43,386	42,369	27,706	27,386

Total other income	248,107	460,612	208,914	366,638	146,403	210,225

Operating Expenses
Salaries and employee benefits	203,004	203,004	197,444	197,444	193,378	193,378
Marketing expenses	7,497	7,497	11,353	11,353	11,424	11,424
Depreciation and amortization	38,710	172,295	34,197	136,205	32,434	74,256
Other operating expenses	191,080	191,080	165,073	165,073	129,034	129,034

Total operating expenses	440,291	573,876	408,067	510,075	366,270	408,092

Banking operating income	$106,725	$103,582	$97,148	$95,647	$72,691	$70,146

Total Trust
Operating income	$87,177	$84,034	$96,481	$94,980	$68,350	$65,805
Income tax provision	24,386	23,143	27,682	27,088	19,637	18,630

Income before extraordinary items and minority interest	62,791	60,891	68,799	67,892	48,713	47,175
Extraordinary item—early extinguishment of debt	—	—	—	—	(166)	(166)
Minority interest—affiliates	(10,051)	(9,671)	(8,842)	(8,660)	(5,269)	(4,961)
Minority interest—other	(25,313)	(25,313)	(25,313)	(25,313)	(25,313)	(25,313)

Total Trust Net Income	$27,427	$25,907	$34,644	$33,919	$17,965	$16,735
Dividends: Real Estate Trust's preferred shares of beneficial interest	(5,418)	(5,418)	(5,418)	(5,418)	(5,418)	(5,418)

Net Income Available to Common Shareholders	$22,009	$20,489	$29,226	$28,501	$12,547	$11,317

Comprehensive Income
Trust Net Income	$27,427	$25,907	$34,644	$33,919	$17,965	$16,735
Other Comprehensive Income (Loss)	1,670	1,670	(1,670)	(1,670)	(6)	(6)

Total Comprehensive Income	$29,097	$27,577	$32,974	$32,249	$17,959	$16,729

1	As reported in the 10-K for the fiscal year ended September 30, 2002 previously filed with the SEC.

2. LIQUIDITY AND CAPITAL RESOURCES—REAL ESTATE TRUST

The Real Estate Trust’s cash flow from operating activities has been historically insufficient to meet all of its cash flow requirements. The Real Estate Trust’s internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its indebtedness, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financing, the sale of unsecured notes, refinancing of maturing mortgage debt, proceeds from asset sales, and dividends and tax sharing payments from the bank. For the foreseeable future, the Real Estate Trust’s ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources. Dividends received from the bank are a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the bank’s operating performance and income, and regulatory restrictions on such payments. Tax sharing and dividend payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

During fiscal 2002, 2001 and 2000, the bank made tax sharing payments totaling $5.7, $3.4 and $6.6 million to the Real Estate Trust. During fiscal 2002, 2001 and 2000, the bank made dividend payments totaling $16.0, $12.8 and $12.8 million to the Real Estate Trust.

In recent years, the operations of the Trust have generated net operating losses while the bank has reported net income. The Trust’s consolidation of the bank’s operations into the Trust’s federal income tax return has resulted in the use of the Trust’s net operating losses to reduce the federal income taxes the bank would otherwise have owed. If in any future year, the bank has taxable losses or unused credits, the Trust would be obligated to reimburse the bank for the greater of (i) the tax benefit to the group using such tax losses or unused tax credits in the group’s consolidated federal income tax returns or (ii) the amount of the refund which the bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group.

3. SAUL HOLDINGS LIMITED PARTNERSHIP—REAL ESTATE TRUST

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

In connection with the transfer of its properties to Saul Holdings, the Real Estate Trust was relieved of approximately $196 million in mortgage debt and deferred interest. Pursuant to a reimbursement agreement among the partners of Saul Holdings and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships have agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At September 30, 2002, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $115.5 million.

The fair market value of each of the properties contributed to the Partnerships by the Real Estate Trust at the date of transfer (the FMV of each such property) exceeded the tax basis of such property (with respect to each property, such excess is referred to as the FMV-Tax Difference). In the event Saul Centers, as general partner of the Partnerships, causes the Partnerships to dispose of one or more of such properties, a disproportionately large share of the total gain for federal income tax purposes would be allocated to the Real Estate Trust or its subsidiaries. In general, if the gain recognized by the Partnerships on a property disposition is less than or equal to the FMV-Tax Difference for such property (as previously reduced by the amounts of special tax allocations of depreciation deductions to the partners), a gain equal to the FMV-Tax Difference (as adjusted) will be allocated to the Real Estate Trust. To the extent the gain recognized by the Partnerships on the property disposition exceeds the FMV-Tax Difference (as adjusted), such excess generally will be allocated among all the partners in Saul Holdings based on their relative percentage interests. In general, the amount of gain allocated to the Real Estate Trust in the event of such a property disposition is likely to exceed, perhaps substantially, the amount of cash, if any, distributable to the Real Estate Trust as a result of the property disposition. In addition, future reductions in the level of the Partnerships’ debt, or any release of the guarantees of such debt by the Real Estate Trust, could cause the Real Estate Trust to have taxable constructive distributions without the receipt of any corresponding amounts of cash. Currently, management does not intend to seek a release of or a reduction in the guarantees or to convert its limited partner units in Saul Holdings into shares of Saul Centers common stock.

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

Immediately subsequent to the business combination and initial public offering of common stock by Saul Centers, Saul Centers had total owners’ equity of approximately $16.4 million of which approximately $3.5 million related to the Real Estate Trust’s original 21.5% ownership interest. As described in Note 1, the Trust financial statements were restated to recognize the change in its investment in the properties of approximately $107.8 million in accordance with Staff Accounting Bulletin No. 51, and has been recorded as a direct increase in the Trust’s shareholders’ equity, net of tax. Previously, such amounts had been recorded as a deferred gain. Changes in the Real Estate Trust’s equity investment balance resulting from capital transactions of the investee are recognized directly in the Trust’s shareholders’ equity in the accompanying financial statements.

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

As of September 30, 2002, the Real Estate Trust’s investment in the consolidated entities of Saul Centers, which is accounted for under the equity method, consisted of the following.

(In thousands)
Saul Holdings:
Investment in partnership units	$11,371
Distributions in excess of allocated net income	(15,724)
Saul Centers:
Investment in common shares	58,628
Distributions in excess of allocated net income	(10,735)

Total	$43,540

The $43.5 million balance is included in “Other assets” in the financial statements.

The Trust’s investment in Saul Centers exceeded the underlying book value of the investment by $55.0 million at September 30, 2002. This amount is being amortized over the useful life of the underlying real estate assets.

As of September 30, 2002, the Real Estate Trust, through its partnership interest in Saul Holdings of 20.8% and its ownership of common shares of Saul Centers of 22.8% (market value of $79.2 million at September 30, 2002), effectively owns 37.7% of the consolidated entities of Saul Centers. Substantially all of these shares and/or units have been deposited as collateral for the Trust’s revolving lines of credit. See Note 5.

The unaudited Condensed Consolidated Balance Sheet as of September 30, 2002 and 2001, and the unaudited Condensed Consolidated Statements of Operations for the years ended September 30, 2002, 2001 and 2000 of Saul Centers follow.

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,
(In thousands)	2002	2001
Assets
Real estate investments	$487,945	$426,520
Accumulated depreciation	(146,875)	(133,938)
Other assets	37,586	49,855

Total assets	$378,656	$342,437

Liabilities and stockholders’ deficit
Notes payable	$377,269	$350,247
Other liabilities	19,022	19,118

Total liabilities	396,291	369,365
Total stockholders’ deficit	(17,635)	(26,928)

Total liabilities and stockholders’ deficit	$378,656	$342,437

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Twelve Months Ended September 30
(In thousands)	2002	2001	2000
Revenue
Base rent	$73,893	$68,823	$62,763
Other revenue	18,182	15,775	14,754

Total revenue	92,075	84,598	77,517

Expenses
Operating expenses	17,752	16,021	14,741
Interest expense	24,927	24,898	23,529
Amortization of deferred debt expense	655	543	434
Depreciation and amortization	17,468	15,259	12,817
General and administrative	5,226	4,074	3,871

Total expenses	66,028	60,795	55,392

Operating income	26,047	23,803	22,125
Non-operating item
Gain on sale of property	1,426	—	553

Net income before minority interest	27,473	23,803	22,678
Minority interest	(8,069)	(8,069)	(8,068)

Net income	$19,404	$15,734	$14,610

4. INVESTMENT PROPERTIES—REAL ESTATE TRUST

The following table summarizes the cost basis of income-producing properties and land parcels together with their related debt.

(Dollars in thousands)	No.	Land	Buildings and Improvements	Total	Related Debt
September 30, 2002:
Income-producing properties
Hotels	18	$18,684	$236,882	$255,566	$166,650
Office and industrial	13	14,786	162,134	176,920	160,846
Other	4	2,803	—	2,803	—

	35	$36,273	$399,016	$435,289	$327,496	(1)

Land Parcels	10	$41,323	$—	$41,323	$—

(1) Amount includes $326.2 million mortgage notes payable and $1.3 million capital leases.

September 30, 2001:
Income-producing properties
Hotels	18	$18,684	$235,481	$254,165	$171,477
Office and industrial	11	11,503	146,150	157,653	152,866
Other	4	2,825	—	2,825	—

	33	$33,012	$381,631	$414,643	$324,343	(2)

Land Parcels	10	$40,835	$—	$40,835	$—

(2)	Amount includes $322.8 million mortgage notes payable and $1.5 million capital leases.

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

5. DEBT—REAL ESTATE TRUST

Mortgage notes payable are secured by various income-producing properties, land parcels, and properties under construction. Almost all mortgage notes are payable in monthly installments, have maturity dates ranging to 2021 and accrue interest at annual rates from 4.9% to 10.0%. Certain mortgages contain a number of restrictions, including cross default provisions.

Notes payable—unsecured includes notes which have been sold by the Real Estate Trust directly to investors at varying interest rates with maturities of one to ten years. These notes do not contain any provisions for conversion, sinking fund or amortization, but are subject to a provision permitting the Real Estate Trust to call them prior to maturity. The weighted average interest rates were 9.8% and 10.1% at September 30, 2002 and 2001. During fiscal 2002 and 2001, the Real Estate Trust sold notes amounting to approximately $7.6 and $9.3 million.

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

The maturity schedule for the Real Estate Trust’s outstanding debt at September 30, 2002 for the fiscal years commencing October 1, 2002 is set forth in the following table.

Debt Maturity Schedule (In thousands)
Fiscal Year	Mortgage Notes	Notes Payable—Secured	Notes Payable—Unsecured	Total
2003	$49,298	$1,750	$12,351	$63,399
2004	10,666	—	11,762	22,428
2005	11,452	—	10,033	21,485
2006	98,488	—	5,806	104,294
2007	4,582	—	4,221	8,803
Thereafter	151,746	200,000	10,983	362,729

Total	$326,232	$201,750	$55,156	$583,138

Of the $326.2 million of mortgage notes outstanding at September 30, 2002, $303.3 million was nonrecourse to the Real Estate Trust.

6. LONG-TERM LEASE OBLIGATIONS—REAL ESTATE TRUST

The Real Estate Trust has no minimum future rental commitments and no long term leases.

7. INCOME FROM COMMERCIAL PROPERTIES—REAL ESTATE TRUST

Income from commercial properties includes minimum rent arising from noncancelable commercial leases. Minimum rent for fiscal years 2002, 2001, and 2000 amounted to $34.9, $37.0 and $32.1 million. Future minimum rentals as of September 30, 2002 under noncancelable leases are as follows:

Fiscal Year	(In thousands)
2003	$32,530
2004	28,614
2005	24,827
2006	20,200
2007	15,547
Thereafter	58,100

Total	$179,818

8. TRANSACTIONS WITH RELATED PARTIES—REAL ESTATE TRUST

TRANSACTIONS WITH B. F. SAUL COMPANY AND ITS SUBSIDIARIES

The Real Estate Trust is managed by B. F. Saul Advisory Company, L.L.C., formerly B. F. Saul Advisory Company, (the “Advisor”), a wholly-owned subsidiary of B. F. Saul Company (“Saul Co.”). All of the Real Estate Trust officers and four Trustees of the Trust are also officers and/or directors of Saul Co. The Advisor is paid a fixed monthly fee which is subject to annual review by the Trustees. The monthly fee was $475,000 during fiscal 2002, $363,000 during fiscal 2001, and $349,000 during fiscal 2000. The advisory contract has been extended until September 30, 2003, and will continue thereafter unless canceled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

Saul Co. and B.F. Saul Property Company (“Saul Property Co.”), formerly known as Franklin Property Company, a wholly-owned subsidiary of Saul Co., provide services to the Real Estate Trust through commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. Fees paid to Saul Co. and Saul Property Co. amounted to $6.8, $7.4 and $6.8 million in fiscal 2002, 2001 and 2000.

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

A subsidiary of Saul Co. is a general insurance agency which receives commissions and countersignature fees in connection with the Real Estate Trust’s insurance program. Such commissions and fees amounted to approximately $196,000, $171,000 and $200,000 in fiscal 2002, 2001 and 2000.

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

SAUL HOLDINGS LIMITED PARTNERSHIP AND SAUL CENTERS, INC.

The Real Estate Trust accounts for these investments under the equity method. The Real Estate Trust’s share of earnings for fiscal 2002, 2001 and 2000 was $9.1, $7.4 and $7.3 million. See Note 3.

OTHER TRANSACTIONS

The Real Estate Trust leases space to the bank and Saul Property Co. at two of its income-producing properties. Minimum rents and expense recoveries paid by these affiliates amounted to approximately $5.1, $4.0 and $2.7 million in fiscal 2002, 2001 and 2000.

9. LOANS HELD FOR SECURITIZATION AND/OR SALE—THE BANK

Loans held for securitization and/or sale are composed of the following:

	September 30,
(In thousands)	2002	2001
Single-family residential	$930,613	$233,359
Automobile	290,656	282,000
Home improvement and related loans	1,766	12,724

Total	$1,223,035	$528,083

10 INVESTMENT SECURITIES—THE BANK

At September 30, 2002 and 2001, investment securities are composed of U.S. Government securities and are classified as held-to-maturity. Gross unrealized holding gains and losses on the bank’s U.S. Government securities at September 30, 2002 and 2001 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
September 30, 2002
U.S. Government securities:
Original maturity after one year, but within five years	$46,445	$524	$—	$46,969

September 30, 2001
U.S. Government securities:
Original maturity after one year, but within five years	$45,794	$387	$—	$46,181

There were no sales of investment securities during the years ended September 30, 2002, 2001 and 2000.

11. MORTGAGE-BACKED SECURITIES—THE BANK

At September 30, 2002 and 2001, all mortgage-backed securities are classified as held-to-maturity. Gross unrealized holding gains and losses on the bank’s mortgage-backed securities at September 30, 2002 and 2001 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
September 30, 2002
FNMA	$226,680	$5,837	$(2)	$232,515
FHLMC	658,965	20,028	(4)	678,989
Private label, AAA-rated	142,988	3,459	(99)	146,348

Total	$1,028,633	$29,324	$(105)	$1,057,852

September 30, 2001
FNMA	$295,712	$2,295	$(2,354)	$295,653
FHLMC	909,429	12,536	(1,608)	920,357
Private label, AAA-rated	269,354	5,517	(1,046)	273,825

Total	$1,474,495	$20,348	$(5,008)	$1,489,835

Contractual maturities of the bank’s mortgage-backed securities at September 30, 2002 are as follows:

(In thousands)
Due within one year	$57,946
Due after one year, but within five years	265,586
Due after five years, but within ten years	318,342
Due after ten years	386,759

Total	$1,028,633

Accrued interest receivable on mortgage-backed securities totaled $5.4 and $8.3 million at September 30, 2002 and 2001, respectively, and is included in other assets in the Consolidated Balance Sheets.

12. LOANS RECEIVABLE—THE BANK

Loans receivable is composed of the following:

	September 30,
(In thousands)	2002	2001
Single-family residential	$3,624,711	$4,287,000
Home equity	1,090,325	646,390
Real estate construction and ground	458,425	472,489
Commercial real estate and multifamily	20,578	30,703
Commercial	1,518,308	1,376,582
Automobile	333,078	318,865
Subprime automobile	232,001	420,658
Home improvement and related loans	101,156	103,670
Overdraft lines of credit and other consumer	37,300	36,356

	7,415,882	7,692,713

Less:
Undisbursed portion of loans	913,366	812,325
Unearned discounts and net deferred loan origination costs	(49,512)	(41,909)
Allowance for losses on loans	66,079	57,018

	929,933	827,434

Total	$6,485,949	$6,865,279

The bank serviced loans owned by others amounting to $7,844.5 and $7,363.5 million at September 30, 2002 and 2001, respectively.

Accrued interest receivable on loans totaled $26.9 and $38.8 million at September 30, 2002 and 2001, respectively, and is included in other assets in the Consolidated Balance Sheets.

13. ALLOWANCE FOR LOSSES—THE BANK

Activity in the allowance for losses on loans receivable is summarized as follows:

	September 30,
(In thousands)	2002	2001	2000
Beginning Balance	$57,018	$52,518	$57,839
Provision for losses	51,367	59,496	47,940
Charge-offs	(56,017)	(64,241)	(58,094)
Recoveries	13,711	9,245	4,833

Ending Balance	$66,079	$57,018	$52,518

14. REAL ESTATE HELD FOR INVESTMENT OR SALE—THE BANK

Real estate held for investment or sale is composed of the following:

	September 30,
(In thousands)	2002	2001
Real estate held for investment (net of allowance for losses of $202 for both periods)	$925	$925
Real estate held for sale (net of allowance for losses of $71,293 and $85,152, respectively)	23,372	30,779

Total real estate held for investment or sale	$24,297	$31,704

Gain (loss) on real estate held for investment or sale is composed of the following:

	Year Ended September 30,
(In thousands)	2002	2001	2000
Provision for losses	$(700)	$(4,200)	$(1,400)
Net gain (loss) from operating properties	652	774	(260)
Net gain on sales	1,040	6,241	137

Total gain (loss)	$992	$2,815	$(1,523)

15. MORTGAGE SERVICING RIGHTS—THE BANK

Servicing assets are recorded when purchased and in conjunction with loan sales and securitization transactions. Activity in servicing assets is summarized as follows:

	Year ended September 30,
(In thousands)	2002	2001	2000
Beginning Balance	$85,676	$78,636	$40,202
Additions	51,752	23,578	49,378
Amortization	(26,313)	(16,538)	(10,944)

Ending Balance	111,115	85,676	78,636
Valuation Allowance	(50,685)	(23,242)	(3,591)

Carrying Value	$60,430	$62,434	$75,045

Accumulated amortization was $133.4 and $107.5 million at September 30, 2002 and 2001. The aggregate fair value of servicing assets at September 30, 2002 and 2001 was $60.3 and $62.3 million, respectively.

Activity in the valuation allowance for servicing assets is summarized as follows:

	Year Ended September 30,
(In thousands)	2002	2001	2000
Balance at beginning of year	$23,242	$3,591	$9,724
Additions charged / (reductions credited) to loan expenses	27,443	19,651	(6,133)

Balance at end of year	$50,685	$23,242	$3,591

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

At September 30, 2002 and 2001, key assumptions and the sensitivity of the current value of originated mortgage servicing assets to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

	September 30, 2002
(Dollars in thousands)	Single-Family Residential	Home Equity/ Home Improvement
Carrying value	$50,171	$686
Weighted average life (in years)	3.1	4.7
Prepayment speed assumption (annual rate) (1)	29.39%	54.51%
Impact on fair value at 10% adverse change	$(3,110)	$(43)
Impact on fair value at 20% adverse change	$(5,712)	$(84)
Residual cash flows discount rate (annual)	9.05%	9.29%
Impact on fair value at 10% adverse change	$(967)	$(9)
Impact on fair value at 20% adverse change	$(1,899)	$(16)

	September 30, 2001
(Dollars in thousands)	Single-Family Residential	Home Equity/ Home Improvement
Carrying value	$39,337	$1,502
Weighted average life (in years)	4.9	6.1
Prepayment speed assumption (annual rate) (1)	20.07%	30.55%
Impact on fair value at 10% adverse change	$(2,584)	$(96)
Impact on fair value at 20% adverse change	$(4,908)	$(180)
Residual cash flows discount rate (annual)	9.62%	11.53%
Impact on fair value at 10% adverse change	$(718)	$(20)
Impact on fair value at 20% adverse change	$(1,413)	$(37)

(1)	Represents Constant Prepayment Rate.

16. LOAN SECURITIZATION TRANSACTIONS—THE BANK

The bank periodically sells various receivables through asset-backed securitizations, in which receivables are transferred to trusts, and certificates are sold to investors. The following chart summarizes the bank’s securitization activities as of or for the fiscal years ended September 30, 2002, 2001 and 2000.

	As of or for the year ended September 30,
(In thousands)	2002	2001	2000
Single-Family Residential
Loans sold into new trusts	$1,400,685	$—	$—
Outstanding trust certificate balance	1,341,712		-—
Gains recognized	52,452		-—
Automobile
Loans sold into new trusts	$236,085	$804,861	$688,074
Outstanding trust certificate balance	792,949	1,171,575	856,006
Gains (losses) recognized	3,098	15,950	(3,955)
Home Equity
Loans sold into existing trusts	$32,802	$46,229	$64,408
Outstanding trust certificate balance	41,013	86,224	135,719
Gains recognized	1,275	1,811	2,281
Home Improvement
Loans sold into existing trusts	$1,547	$2,634	$1,900
Outstanding trust certificate balance	35,927	57,575	82,061
Gains recognized	—	—	27

The bank continues to service, and receive servicing fees on, the outstanding balance of securitized receivables. The bank also retains rights, which may be subordinated, to future cash flows arising from the receivables after the expenses of the securitization trust are paid. The bank generally estimates the fair value of retained interests based on the estimated present value of expected future cash flows from securitized and sold receivables, using management’s best estimates of the key assumptions—credit losses, prepayment speeds and discount rates commensurate with the risks involved.

The following table summarizes certain cash flows received from securitization trusts:

	Year Ended September 30,
(In thousands)	2002	2001
Proceeds from new securitizations	$1,619,419	$804,861
Servicing fees received	14,030	12,217
Other cash flows received on retained interests	50,704	36,477

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

At September 30, 2002 and 2001, key assumptions and the sensitivity of the current fair value of the retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

	September 30, 2002
(Dollars in thousands)	Single-Family Residential		Automobile		Home Equity/ Home Improvement
Carrying value (fair value)	$61,515		$51,625		$9,205
Weighted average life (in years)	4.57		1.19		1.29
Prepayment speed assumption (annual rate)	19.64	%(1)	1.50	%(2)	55.06	%(1)
Impact on fair value at 10% adverse change	$(3,407)		$(1,488)		$(185)
Impact on fair value at 20% adverse change	$(6,422)		$(3,054)		$(349)
Expected credit losses (annual rate)	0.02%		0.96%		1.22%
Impact on fair value at 10% adverse change	$(39)		$(867)		$(59)
Impact on fair value at 20% adverse change	$(79)		$(1,734)		$(117)
Residual cash flows discount rate (annual rate)	8.50%		8.00%		8.59%
Impact on fair value at 10% adverse change	$(1,643)		$(476)		$(11)
Impact on fair value at 20% adverse change	$(3,207)		$(945)		$(22)

	September 30, 2001
(Dollars in thousands)	Automobile		Home Equity/ Home Improvement
Carrying value (fair value)	$84,863		$19,140
Weighted average life (in years)	1.60		2.05
Prepayment speed assumption (annual rate)	1.53	%(2)	36.76	%(1)
Impact on fair value at 10% adverse change	$(2,138)		$(1,029)
Impact on fair value at 20% adverse change	$(4,276)		$(1,408)
Expected credit losses (annual rate)	0.87%		1.62%
Impact on fair value at 10% adverse change	$(1,465)		$(789)
Impact on fair value at 20% adverse change	$(2,931)		$(1,142)
Residual cash flows discount rate (annual rate)	8.00%		9.21%
Impact on fair value at 10% adverse change	$(961)		$(512)
Impact on fair value at 20% adverse change	$(1,905)		$(588)

Key assumptions used in measuring retained interests at the date of securitizations completed during fiscal year 2002 and 2001 are as follows:

	Single-Family Residential		Automobile		Home Equity/ Home Improvement
Year Ended September 30, 2002
Prepayment speed assumption (annual rate)	19.56	%(1)	1.50	%(2)	—
Expected credit losses (annual rate)	0.02%		0.96%		—
Residual cash flows discount rate (annual rate)	8.50%		8.00%		—
Year Ended September 30, 2001
Prepayment speed assumption (annual rate)	—		1.55	%(1)	—
Expected credit losses (annual rate)	—		0.95%		—
Residual cash flows discount rate (annual rate)	—		8.00%		—

(1)	Represents Constant Prepayment Rate.
(2)	Represents absolute prepayment model or ABS—an assumed rate of prepayment each month relative to the original number of automobile loans in a pool.

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

Principal balances, delinquent amounts and net credit losses for securitized loans were as follows:

	As of or for the year ended September 30, 2002
(In thousands)	Total Principal Amount of Loans	Principal Amount of Loans Past Due 90 Days or More or Non-Performing	Net Credit Losses
Single-family Residential	$1,342,568	$2,032	$—
Automobile	803,852	6,858	22,684
Home equity, home improvement and related loans	99,913	741	378

Total	$2,246,333	$9,631	$23,062

	As of or for the year ended September 30, 2001
(In thousands)	Total Principal Amount of Loans	Principal Amount of Loans Past Due 90 Days or More or Non-Performing	Net Credit Losses
Automobile	$1,190,979	$7,660	$14,254
Home equity, home improvement and related loans	182,641	1,719	1,335

Total	$1,373,620	$9,379	$15,589

17. PROPERTY AND EQUIPMENT—THE BANK

Property and equipment is composed of the following:

(Dollars in thousands)	Estimated Useful Lives	September 30,
		2002	2001
Land	—	$55,990	$50,275
Projects in progress	—	4,473	37,071
Buildings and improvements	10-65 years	299,964	275,156
Leasehold improvements	5-20 years	120,708	114,869
Furniture and equipment	5-10 years	228,764	199,434
Automobiles	3-5 years	3,531	3,162

		713,430	679,967
Less:
Accumulated depreciation and amortization		241,013	221,972

Total		$472,417	$457,995

Depreciation and amortization expense amounted to $38.7, $34.2 and $32.4 million for the years ended September 30, 2002, 2001 and 2000, respectively.

NOTE 18—AUTOMOBILES SUBJECT TO LEASE—THE BANK

Automobiles subject to lease is composed of the following:

	Estimated Useful Lives	September 30,
		2002	2001
Automobiles	3-5 years	$1,388,259	$1,256,319
Accumulated depreciation		(277,343)	(145,915)

Total		$1,110,916	$1,110,404

Depreciation expense related to automobile leases amounted to $133,585, $102,008 and $41,822 for the years ended September 30, 2002, 2001 and 2000, respectively. Automobile rental income amounted to $214,356, $158,741 and $64,142 for the years ended September 30, 2002, 2001 and 2000, respectively.

The following is a schedule by years of future minimum automobile rental income at September 30, 2002:

Year Ending September 30,	(In thousands)
2003	$232,998
2004	169,863
2005	94,921
2006	42,499
2007	9,336
Thereafter	109

Total	$549,726

19. LEASES—THE BANK

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

Year Ending September 30,	(In thousands)
2003	$26,653
2004	26,017
2005	25,276
2006	24,621
2007	23,868
Thereafter	391,649

Total	$518,084

Rent expense totaled $29.9, $26.9 and $23.2 million for the years ended September 30, 2002, 2001 and 2000, respectively. For operating leases with fixed escalation amounts, rent expense is recognized on a straight line basis over the term of the lease.

20. DEPOSIT ACCOUNTS—THE BANK

An analysis of deposit accounts and the related weighted average effective interest rates at year end are as follows:

	September 30,
	2002		2001
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand accounts	$779,634	—	$642,490	—
NOW accounts	1,656,522	0.32%	1,428,486	0.44%
Money market deposit accounts	1,953,312	1.47%	1,570,297	2.83%
Statement savings accounts	893,093	0.79%	780,655	1.26%
Other deposit accounts	135,169	0.50%	117,207	0.99%
Certificate accounts, less than $100	1,416,739	3.23%	2,361,174	5.20%
Certificate accounts, $100 or more	603,116	2.78%	662,161	4.57%

Total	$7,437,585	1.40%	$7,562,470	2.84%

The bank’s deposits are insured by the FDIC up to $100,000 for each insured depositor.

Interest expense on deposit accounts is composed of the following:

	Year Ended September 30,
(In thousands)	2002	2001	2000
NOW accounts	$4,752	$7,773	$10,585
Money market deposit accounts	31,512	48,744	39,351
Statement savings accounts	8,447	11,963	15,684
Certificate accounts	98,262	177,619	154,738
Other deposit accounts	939	1,507	1,905

Total	$143,912	$247,606	$222,263

Outstanding certificate accounts at September 30, 2002 mature in the years indicated as follows:

Year Ending September 30,	(In thousands)
2003	$1,686,449
2004	149,760
2005	48,288
2006	103,401
2007	31,957

Total	$2,019,855

At September 30, 2002, certificate accounts of $100,000 or more have contractual maturities as indicated below:

(In thousands)
Three months or less	$281,192
Over three months through six months	62,812
Over six months through 12 months	88,827
Over 12 months	170,285

Total	$603,116

21. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER SHORT-TERM BORROWINGS—THE BANK

Short-term borrowings are summarized as follows:

	September 30,
(Dollars in thousands)	2002	2001	2000
Securities sold under repurchase agreements:
Balance at year end	$505,140	$110,837	$369,628
Average amount outstanding during the year	405,844	397,842	490,333
Maximum amount outstanding at any month end	559,957	534,170	647,779
Amount maturing within 30 days	505,140	110,837	369,628
Weighted average interest rate during the year	1.95%	5.74%	6.27%
Weighted average interest rate on year end balances	1.82%	3.21%	6.74%
Other short-term borrowings:
Balance at year end	$154,344	$171,513	$170,414
Average amount outstanding during the year	169,037	169,820	137,607
Maximum amount outstanding at any month end	179,069	181,942	170,414
Amount maturing within 30 days	154,344	171,513	170,414
Weighted average interest rate during the year	1.17%	4.39%	5.42%
Weighted average interest rate on year end balances	1.07%	2.18%	5.87%

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

22. FEDERAL HOME LOAN BANK ADVANCES—THE BANK

At September 30, 2002, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $1,703.0 million. The advances bear interest at a weighted average interest rate of 5.36%, which is fixed for the term of the advances, and mature over varying periods as follows:

(In thousands)
Six months or less	$101,033
More than six months through one year	198
More than one year through three years	1,481,361
More than three years through five years	25,488
More than five years	94,884

Total	$1,702,964

Under a Specific Collateral Agreement with the FHLB, advances are secured by the bank’s FHLB stock, qualifying first mortgage loans with a total principal balance of $2,253.8 million, and certain mortgage-backed securities with a book value of $140.6 million. The FHLB requires that members maintain qualifying collateral at least equal to 100% of the member’s outstanding advances at all times. The collateral held by the FHLB in excess of the September 30, 2002 advances is available to secure additional advances from the FHLB, subject to its collateralization guidelines.

23. CAPITAL NOTES—SUBORDINATED—THE BANK

Capital notes, which are subordinated to the interest of deposit account holders and other senior debt, are composed of the following:

(Dollars in thousands)	Issue Date	September 30,		Interest Rate
		2002	2001
Subordinated debentures due 2005	November 23, 1993	$150,000	$150,000	9 1/4%
Subordinated debentures due 2008	December 3, 1996	100,000	100,000	9 1/4%

Total		$250,000	$250,000

The 9 1/4% Subordinated Debentures due 2005 (the “1993 Debentures”) are subject to redemption at any time at the option of the bank, in whole or in part, at the following redemption prices plus accrued and unpaid interest:

If redeemed during the 12-month period beginning December 1, Price	(In thousands) Redemption
2002	$100.925
2003 and thereafter	$100.000

The 9 1/4% Subordinated Debentures due 2008 (the “1996 Debentures”) are subject to redemption at any time at the option of the bank, in whole or in part, at the following redemption prices plus accrued and unpaid interest:

If redeemed during the 12-month period beginning December 1, Price	(In thousands) Redemption
2002	$103.700
2003	$102.775
2004	$101.850
2005	$100.925
2006 and thereafter	$100.000

The indenture pursuant to which the 1993 Debentures were sold (the “Indenture”) provides that the bank may not pay dividends on its capital stock unless, after giving effect to the dividend, no event of default shall have occurred and be continuing and the bank is in compliance with its regulatory capital requirements. In addition, the amount of the proposed dividend may not exceed the sum of (i) $15.0 million, (ii) 66 2/3% of the bank’s consolidated net income (as defined in the Indenture) accrued on a cumulative basis commencing on October 1, 1993 and (iii) the aggregate net cash proceeds received by the bank after October 1, 1993 from the sale of qualified capital stock or certain debt securities, minus the aggregate amount of any restricted payments made by the bank. Notwithstanding the above restrictions on dividends, provided no event of default has occurred or is continuing, the Indenture does not restrict the payment of dividends on the 13% Preferred Stock (as defined below) or any payment-in-kind preferred stock issued in lieu of cash dividends on the Preferred Stock or the redemption of any such payment-in-kind preferred stock. The indenture pursuant to which the 1996 Debentures were sold provides that the proposed dividend may not exceed the sum of the restrictions discussed above for the 1993 Indenture and the aggregate liquidation preference of the new series of preferred stock of the bank, if issued in exchange for the outstanding REIT Preferred Stock (as defined below). See Note 24.

The bank received OTS approval to include the principal amount of the 1996 Debentures and the 1993 Debentures in the bank’s supplementary capital for regulatory capital purposes.

Deferred debt issuance costs, net of accumulated amortization, amounted to $5.2 and $6.3 million at September 30, 2002 and 2001, respectively, and are included in other assets in the Consolidated Balance Sheets.

24. REAL ESTATE INVESTMENT TRUST SUBSIDIARY—THE BANK

Minority interest represents the net cash proceeds received by a subsidiary of the bank (the “REIT Subsidiary”) from the sale of $150.0 million of its Noncumulative Exchangeable Preferred Stock, Series A, par value $5.00 per share (the “REIT Preferred Stock”). Cash dividends on the REIT Preferred Stock are payable quarterly in arrears at an annual rate of 10 3/8%. The liquidation value of each share of REIT Preferred Stock is $50,000 plus accrued and unpaid dividends. Except under certain limited circumstances, the holders of the REIT Preferred Stock have no voting rights. The REIT Preferred Stock is automatically exchangeable for a new series of Preferred Stock of the bank upon the occurrence of certain events.

The REIT Preferred Stock is redeemable at the option of the REIT subsidiary at any time on or after January 15, 2007, in whole or in part, at the following per share redemption prices plus accrued and unpaid dividends:

If redeemed during the 12-month period beginning January 15, Price	(In thousands) Redemption
2007	$52.594
2008	$52.075
2009	$51.556
2010	$51.038
2011	$50.519
2012 and thereafter	$50.000

The bank received OTS approval to include the proceeds from the sale of the REIT Preferred Stock in the core capital of the bank for regulatory capital purposes in an amount up to 25% of the bank’s core capital. Dividends on the REIT Preferred Stock are presented as minority interest in the Consolidated Statements of Operations.

25. PREFERRED STOCK—THE BANK

Cash dividends on the bank’s Noncumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) are payable quarterly in arrears at an annual rate of 13%. If the Board of Directors does not declare the full amount of the noncumulative cash dividend accrued in respect of any quarterly dividend period, in lieu thereof the Board of Directors will be required to declare (subject to regulatory and other restrictions) a stock dividend in the form of a new series of payment-in-kind preferred stock of the bank.

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

The Preferred Stock is redeemable by the bank at its option at any time on and after May 1, 2003, in whole or in part, at the following per share redemption prices in cash, plus, in each case, an amount in cash equal to accrued and unpaid dividends for the then-current dividend period:

If redeemed during the 12-month period beginning May 1,	(In thousands) Redemption Price
2003	$27.250
2004	$27.025
2005	$26.800
2006	$26.575
2007	$26.350
2008	$26.125
2009	$25.900
2010	$25.675
2011	$25.450
2012	$25.225
2013 and thereafter	$25.000

26. RETIREMENT PLANS—THE BANK

The bank participates in a defined contribution profit sharing retirement plan (the “Plan”) which covers those full-time employees who meet the requirements as specified in the Plan. Prior to January 1, 2002, the Plan, which can be modified or discontinued at any time, required participating employees to contribute 2.0% of their compensation. Beginning January 1, 2002, only corporate contributions are made to the Plan. Corporate contributions, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $9.5, $8.2 and $7.4 million for the years ended September 30, 2002, 2001 and 2000, respectively. There are no past service costs associated with the Plan and the bank has no liability under the Plan other than its current contributions. The Plan owns 4.0% of the bank’s common stock.

The bank provides a supplemental defined contribution profit sharing retirement plan (the “SERP”) which covers certain highly-compensated full-time employees who meet the requirements as specified in the SERP. The SERP, which can be modified or discontinued at any time, requires participating employees to contribute 2.0% of their compensation in excess of a specified amount. Corporate contributions, equal to three times the employee’s contribution, were $861,000, $689,000 and $561,000 for the years ended September 30, 2002, 2001 and 2000, respectively. There are no past service costs associated with the SERP. The bank’s liability under the SERP, which includes contributions from employees and is not funded, was $8.7 and $6.6 million at September 30, 2002 and 2001, respectively.

27. REGULATORY MATTERS—THE BANK

The bank’s regulatory capital requirements at September 30, 2002 and 2001 were a 1.5% tangible capital requirement, a 4.0% core capital requirement and an 8.0% total risk-based capital requirement. Under the OTS “prompt corrective action” regulations, the bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of 4.0%, 4.0% and 8.0%, respectively, to meet the ratios established for “adequately capitalized” institutions. At September 30, 2002 and 2001, the bank was in compliance with its tangible, core and total risk-based regulatory capital requirements and exceeded the capital standards established for “well capitalized” institutions under the “prompt corrective action” regulations. The information below is based upon the bank’s understanding of the applicable regulations and related interpretations.

	September 30, 2002
	Actual		Minimum Capital Requirement		Excess Capital
(Dollars in thousands)	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Capital per financial statements	$531,169
Minority interest in REIT Subsidiary(1)	144,000

Adjusted capital	675,169
Adjustments for tangible and core capital:
Intangible assets	(43,199)
Non-includable subsidiaries(2)	(1,413)
Non-qualifying purchased/originated loan servicing	(2,594)

Total tangible capital	627,963	5.59%	$168,616	1.50%	$459,347	4.09%

Total core capital(3)	627,963	5.59%	$449,643	4.00%	$178,320	1.59%

Tier 1 risk-based capital(3)	627,963	7.05%	$356,532	4.00%	$271,431	3.05%

Adjustments for total risk-based capital:
Subordinated capital debentures	250,000
Allowance for general loan and lease losses	66,079

Total supplementary capital	316,079

Total available capital	944,042

Equity investments(2)	(2,065)

Total risk-based capital(3)	$941,977	10.76%	$713,064	8.00%	$228,913	2.76%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the bank’s core capital pursuant to authorization from the OTS.
(2)	Reflects an aggregate offset of $202 representing the allowance for general loan losses maintained against the bank’s equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a “credit” against the deductions from capital otherwise required for such investments.
(3)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

	September 30, 2001
	Actual		Minimum Capital Requirement		Excess Capital
(Dollars in thousands)	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Capital per financial statements	$504,119
Minority interest in REIT Subsidiary(1)	144,000
Accumulated other comprehensive loss(2)	2,088

Adjusted capital	650,207
Adjustments for tangible and core capital:
Intangible assets	(48,828)
Non-includable subsidiaries(3)	(1,414)
Non-qualifying purchased/originated loan servicing	(3,592)

Total tangible capital	596,373	5.24%	$170,654	1.50%	$425,719	3.74%

Total core capital(4)	596,373	5.24%	$455,078	4.00%	$141,295	1.24%

Tier 1 risk-based capital(4)	596,373	6.48%	$367,979	4.00%	$228,394	2.48%

Adjustments for total risk-based capital:
Subordinated capital debentures	250,000
Allowance for general loan and lease losses	57,018

Total supplementary capital	307,018

Total available capital	903,391
Equity investments(3)	(2,365)

Total risk-based capital(4)	$901,026	10.03%	$735,958	8.00%	$165,068	2.04%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the bank’s core capital pursuant to authorization from the OTS.
(2)	Under OTS policy, accumulated other comprehensive loss is included in regulatory capital.
(3)	Reflects an aggregate offset of $202 representing the allowance for general loan losses maintained against the bank’s equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a “credit” against the deductions from capital otherwise required for such investments.
(4)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In December 2001, the bank received from the OTS an extension of the holding periods for certain of its REO properties through December 19, 2002. The bank intends to apply for a further extension of the holding period for these properties. The following table sets forth the bank’s REO at September 30, 2002, after valuation allowances of $71.3 million, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,065	(1)
1991	16,414	(2)
1995	3,628	(2)
2002	1,265

Total REO	$23,372

(1)	Includes REO with a net book value of $2,065, which the bank treats as an equity investment for regulatory capital purposes.
(2)	Includes REO with an aggregate net book value of $20,042, for which the bank received an extension of the holding periods through December 19, 2002.

At September 30, 2002, the bank had $37.3 million in residual interests relating to its securitization activities that, although includable in total capital at that date, would be subject to a dollar-for-dollar deduction from total capital beginning December 31, 2002.

28. TRANSACTIONS WITH RELATED PARTIES—THE BANK

LOANS RECEIVABLE:

From time to time, in the normal course of business, the bank may make loans to executive officers and directors, their immediate family members or companies with which they are affiliated. These loans are on substantially the same terms as similar loans with unrelated parties. An analysis of activity with respect to these loans for the year ended September 30, 2002 is as follows:

(In thousands)
Balance, September 30, 2001	$13,072
Additions	13,095
Reductions	(7,031)

Balance, September 30, 2002	$19,136

SERVICES:

B. F. Saul Company, which is a shareholder of the Trust, and its subsidiaries provide certain services to the bank. These services include property management, insurance brokerage and leasing. Fees for these services were $0.8, $1.7 and $0.9 million for the years ended September 30, 2002, 2001 and 2000, respectively.

For each of the years ended September 30, 2002, 2001 and 2000, a director of the bank was paid $100,000 for consulting services rendered to the bank and $5,000 for service on the Boards of Directors for two of the bank’s subsidiaries. Another director of the bank was paid $100,000 for services as Chairman of the bank’s Audit Committee. A third director of the bank was paid total fees of $100,000 for each of the years ended September 30, 2002 and 2001 for consulting services rendered to two subsidiaries of the bank and $5,000 for services as Chairman of the Boards of Directors of those subsidiaries. A fourth director of the bank was paid $50,000 for consulting services rendered to the bank for each of the years ended September 30, 2002, 2001 and 2000.

TAX SHARING AGREEMENT

The bank and the other companies in the Trust’s affiliated group are parties to a tax sharing agreement dated June 28, 1990 (the “Tax Sharing Agreement”). The Tax Sharing Agreement provides for payments to be made by members of the Trust’s affiliated group to the Trust based on their separate company tax liabilities. The Tax Sharing Agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce the overall tax liability of the Trust’s affiliated group, such member will be reimbursed by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. The bank paid $5.7, $3.4 and $6.6 million to the Trust during fiscal 2002, 2001 and 2000, respectively, under the Tax Sharing Agreement. At September 30, 2002 and 2001, the estimated net tax sharing payment payable to the Trust by the bank was $2.2 and $4.9 million, respectively.

OTHER:

The bank sold an office building located in McLean, Virginia to its parent company, the B.F. Saul Real Estate Investment Trust, in December 1999. Because this transfer was between entities under common control, the $13.5 million of proceeds in excess of the bank’s carrying value, net of related income taxes of $8.8 million, was accounted for as a capital contribution.

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

29. FINANCIAL INSTRUMENTS—THE BANK

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

COMMITMENTS TO EXTEND CREDIT:

The bank had approximately $2.7 billion of commitments to extend credit at September 30, 2002. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are subject to the bank’s normal underwriting and credit evaluation policies and procedures.

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

FAIR VALUE HEDGES—For derivatives designated as fair value hedges, the derivative instrument and related hedged item are mark to market through earnings.

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

CASH FLOW HEDGES—For derivatives designated as cash flow hedges, mark to market adjustments are recorded as components of equity. At September 30, 2002 the bank did not have any derivatives designated as cash flow hedges.

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

NON-DESIGNATED HEDGES—Certain economic hedges are not designated as cash flow hedges or as fair value hedges for accounting purposes. As a result, changes in their fair value are recorded in income.

At September 30, 2002, the bank had $261.9 million in forward delivery contracts. The net unrealized loss in the value of these contracts was $2.1 million at September 30, 2002. At September 30, 2002, the bank had IRLs with a notional amount of $468.2 million. The net unrealized gain in the value of the IRLs was $1.9 million.

CONCENTRATIONS OF CREDIT:

The bank’s principal real estate lending market is the metropolitan Washington, DC area. In addition, a significant portion of the bank’s consumer loan portfolio was generated by customers residing in the metropolitan Washington, DC area. Service industries and federal, state and local governments employ a significant portion of the Washington, DC area labor force. Adverse changes in economic conditions could have a direct impact on the timing and amount of payments by borrowers.

30. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS—THE BANK

The majority of the bank’s assets and liabilities are financial instruments; however, certain of these financial instruments lack an available trading market. Significant estimates, assumptions and present value calculations were therefore used for the purposes of the following disclosure, resulting in a great degree of subjectivity inherent in the indicated fair value amounts. Because fair value is estimated as of the balance sheet date, the amount which would actually be realized or paid upon settlement or maturity could be significantly different. Comparability of fair value amounts among financial institutions may be difficult due to the wide range of permitted valuation techniques and the numerous estimates and assumptions which must be made.

The estimated fair values of the bank’s financial instruments at September 30, 2002 and 2001 are as follows:

	September 30,
	2002			2001
(In thousands)	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Financial assets:
Cash, due from banks, Interest-bearing deposits, federal funds sold and securities purchased under agreements to resell	$440,736		$440,736	$439,068		$439,068
Loans held for securitization and sale	1,223,035		1,248,473	528,083		531,842
Trading securities	3,933		3,933	7,296		7,296
U.S. Government securities	46,445		46,969	45,794		46,181
Mortgage-backed securities	1,028,633		1,057,852	1,474,495		1,489,835
Loans receivable, net	6,485,949		6,594,220	6,865,279		6,956,940
Other financial assets	321,330		321,330	330,928		330,928
Financial liabilities:
Deposit accounts with no stated maturities	5,417,730		5,417,730	4,539,135		4,539,135
Deposit accounts with stated maturities	2,019,855		1,939,942	3,023,335		2,920,234
Securities sold under repurchase agreements and other short-term borrowings and Federal Home Loan Bank advances	2,362,448		2,259,163	2,522,948		2,443,395
Capital notes—subordinated	244,795	(1)	250,500	243,744	(1)	250,000
Other financial liabilities	470,872		470,872	382,143		382,143

(1)	Net of deferred debt issuance costs which are included in other assets in the Consolidated Balance Sheets.

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

LOANS RECEIVABLE, NET: Fair value of certain homogeneous groups of loans (e.g., single-family residential, automobile loans, home improvement loans and fixed-rate commercial and multifamily loans) is estimated using discounted cash flow analyses based on contractual repayment schedules and management’s estimate of future prepayment rates. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered by the bank for loans with similar terms to borrowers of similar credit quality. For loans, which reprice frequently at market rates (e.g., home equity, variable-rate commercial and multifamily, real estate construction and ground loans), the carrying amount approximates fair value. The fair value of the bank’s loan portfolio as presented above does not include the value of established credit line customer relationships, or the value relating to estimated cash flows from future receivables and the associated fees generated from existing customers.

OTHER FINANCIAL ASSETS: The carrying amount of Federal Home Loan Bank stock, accrued interest receivable, interest-bearing deposits maintained pursuant to various asset securitizations and other short-term receivables approximates fair value. Interest-only strips receivable and derivative financial instruments are carried at fair value.

DEPOSIT ACCOUNTS WITH NO STATED MATURITIES: Deposit liabilities payable on demand, consisting of NOW accounts, money market deposits, statement savings and other deposit accounts, are assumed to have an estimated fair value equal to carrying value. The indicated fair value does not consider the value of the bank’s established deposit customer relationships.

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

CAPITAL NOTES—SUBORDINATED: Fair value of the 1993 Debentures and the 1996 Debentures is based on quoted market prices.

OTHER FINANCIAL LIABILITIES: The carrying amount of custodial accounts, amounts due to banks, accrued interest payable, notes payable and other short-term payables approximates fair value.

31. BUSINESS SEGMENTS—THE BANK

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

Selected segment information is as follows:

(In thousands)	Retail Banking	Other(1)	Total
Year ended September 30, 2002
Operating income	$652,451	$46,314	$698,765
Operating expense	531,965	41,911	573,876

Core earnings	120,486	4,403	124,889
Non-core items	(14,140)	(10,560)	(24,700)

Operating income (loss)	$106,346	$(6,157)	$100,189

Average assets	$9,980,282	$1,132,518	$11,112,800

Year ended September 30, 2001
Operating income	$553,479	$39,400	$592,879
Operating expense	469,222	37,796	507,018

Core earnings	84,257	1,604	85,861
Non-core items	6,190	205	6,395

Operating income (loss)	$90,447	$1,809	$92,256

Average assets	$10,091,290	$1,088,630	$11,179,920

Year ended September 30, 2000
Operating income	$454,555	$32,840	$487,395
Operating expense	(370,148)	34,931	405,079

Core earnings	84,407	(2,091)	82,316
Non-core items	(12,414)	(2,993)	(15,407)

Operating income (loss)	$71,993	$(5,084)	$66,909

Average assets	$10,173,509	$9,300,619	$872,890

(1)	Includes commercial banking and non-banking services.

The financial information for each segment is reported on the basis used internally by the bank’s management to evaluate performance. Pretax core earnings excludes certain items such as gains and losses related to certain securitization transactions, adjustments to loan loss reserves in excess of net chargeoffs, amortization of goodwill, and certain other nonrecurring items. Items excluded from pretax core earnings are shown as non-core items. Measurement of the performance of these segments is based on the management structure of the bank and is not necessarily comparable with financial information from other entities. The information presented is not necessarily indicative of the segment’s results of operations if each of the segments were independent entities.

32. LITIGATION—THE BANK

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

33. COMMITMENTS AND CONTINGENCIES—THE TRUST

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

34. MINORITY INTEREST—THE TRUST

At September 30, 2002 and 2001, minority interest held by affiliates of $88.1 and $82.0 million represent the 20% minority interest in the bank’s common shares.

Minority interest — other consists of the following:

	September 30,
(In thousands)	2002	2001
Preferred Stock of Chevy Chase’s REIT subsidiary (See Note 23)	$144,000	$144,000
Chevy Chase’s Preferred Stock (See Note 24)	74,307	74,307

Total minority interest—other	$218,307	$218,307

The proceeds paid by the Real Estate Trust to the bank for Tysons Park Place exceeded the bank’s carrying value. The $2.7 million minority interest in capital contribution shown on the Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity for fiscal 2000 represents the 20% minority interest in the excess of proceeds over the carrying value, net of related income taxes.

35. INCOME TAXES—THE TRUST

The Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978.

The provisions for income taxes for the years ended September 30, 2002, 2001 and 2000, consist of the following:

	Year Ended September 30,
(In thousands)	2002	2001	2000
Current provision (benefit):
Federal	$100	$3,720	$(35,110)
State	1,563	1,595	(1,519)

	1,663	5,315	(36,629)

Deferred provision (benefit):
Federal	19,385	27,211	48,383
State	2,095	(5,438)	6,876

	21,480	21,773	55,259

Total	$23,143	$27,088	$18,630

Tax effect of other items:
Tax effect of other equity transactions	757	495	371
Tax effect of net unrealized holding gains (losses) reported in stockholders’ equity	1,365	(1,365)	(12)

Total	$2,122	$(870)	$359

The Trust’s effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

	Year Ended September 30,
(In thousands)	2002	2001	2000
Computed tax at statutory Federal income tax rate	$29,412	$33,243	$23,033
Increase (reduction) in taxes resulting from:
Minority interest	(5,447)	(5,447)	(5,447)
Goodwill and other purchase accounting adjustments	70	70	124
Change in valuation allowance for deferred tax asset allocated to income tax expense	(923)	(6,565)	(1,979)
State income taxes	3,314	4,063	5,316
Tax credits	(1,583)	(206)	—
Other	(1,700)	1,930	(2,417)

	$23,143	$27,088	$18,630

The components of the net deferred tax asset (liability) were as follows:

	September 30,
(In thousands)	2002	2001
Deferred tax assets:
Unrealized gains on loans and investments, net	$37,651	$15,163
State net operating loss carry forwards	44,730	44,303
Provision for loan and lease losses	16,763	7,763
Deferred compensation	11,026	9,269
Other	15,390	14,238

Gross deferred tax assets	125,560	90,736

Deferred tax liabilities:
Lease financing	(165,612)	(105,179)
Saul Holdings	(45,322)	(45,406)
Property	(16,634)	(3,295)
Other	(13,403)	(28,223)

Gross deferred tax liabilities	(240,971)	(182,103)

Valuation allowance	(9,640)	(10,081)

Net deferred tax liability	$(125,051)	$(101,448)

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

Management believes the existing net deductible temporary differences will reverse during periods in which the bank generates taxable income in excess of Real Estate Trust taxable losses. Management believes that the positive consolidated earnings will continue as a result of the bank’s earnings.

TAX SHARING AGREEMENT

The Trust’s affiliated group, including the bank, entered into a tax sharing agreement dated June 28, 1990, as amended. This agreement provides that payments be made by members of the affiliated group to the Trust based on their respective allocable shares of the overall federal income tax liability of the affiliated group for taxable years and partial taxable years beginning on or after that date.

Allocable shares of the overall tax liability are prorated among the members with taxable income calculated on a separate return basis. The agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce overall tax liability of the Trust’s affiliated group, such member will be reimbursed on a dollar-for-dollar basis by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. Under the tax sharing agreement, the bank paid $5.7, $3.4 and $6.6 million, to the Trust during fiscal 2002, 2001 and 2000.

In recent years, the operations of the Real Estate Trust have generated net operating losses while the bank has reported net income. It is anticipated that the Trust’s consolidation of the bank’s operations into the Trust’s federal income tax return will result in the use of the Real Estate Trust’s net operating losses to reduce the federal income taxes the bank would otherwise owe. If in any future year, the bank has taxable losses or unused credits, the Trust would be obligated to reimburse the bank for the greater of (i) the tax benefit to the group using such tax losses or unused tax credits in the group’s consolidated Federal income tax returns or (ii) the amount of tax refund which the bank would otherwise have been able to claim if it were not being included in the consolidated Federal income tax return of the group.

36. SHAREHOLDERS’ EQUITY—THE TRUST

In June 1990, the Trust acquired from affiliated companies an additional equity interest in the bank, which raised the Trust’s ownership share of the bank to 80%. In exchange for the interest acquired, the Trust issued 450,000 shares of a new class of $10.50 cumulative preferred shares of beneficial interest with a par value of $1 (the “preferred shares”). The transaction has been accounted for at historical cost in a manner similar to the pooling of interests method because the entities are considered to be under common control. In addition, the Trust acquired two real estate properties from an affiliate in exchange for 66,000 preferred shares.

The Trust paid preferred dividends of $12.0, $12.0 and $12.5 million in fiscal 2002, 2001 and 2000. At September 30, 2002, 2001, and 2000, the amount of dividends in arrears on the preferred shares was $12.7 million ($24.65 per share), $19.3 million ($37.41 per share) and $25.9 million ($50.16 per share).

37. INDUSTRY SEGMENT INFORMATION—THE TRUST

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the bank, please refer to the “Banking” sections of the accompanying financial statements.

	Year Ended September 30
(In thousands)	2001	2001	2000
		(Restated)	(Restated)
INCOME
Hotels	$88,043	$100,314	$95,381
Office and industrial properties	38,923	40,399	34,341
Other	1,206	2,239	3,136

	$128,172	$142,952	$132,858

OPERATING PROFIT (LOSS) (1)
Hotels	$16,034	$24,896	$27,013
Office and industrial properties	21,011	21,805	19,380
Other	43	1,040	1,776

	37,088	47,741	48,169
Equity earnings of unconsolidated entities	9,057	7,402	7,291
Gain on sales of property	—	11,077	994
Interest and debt expense	(50,774)	(50,634)	(45,974)
Advisory fee, management and leasing fees—related parties	(12,452)	(11,762)	(11,013)
General and administrative	(2,467)	(4,491)	(3,808)

Operating loss	$(19,548)	$(667)	$(4,341)

IDENTIFIABLE ASSETS (AT YEAR END)
Hotels	$179,322	$189,170	$151,615
Office and industrial properties	128,917	114,270	105,493
Other	129,275	138,664	176,081

	$437,514	$442,104	$433,189

DEPRECIATION
Hotels	$12,805	$11,840	$8,932
Office and industrial properties	6,319	6,742	5,326
Other	23	18	51

	$19,147	$18,600	$14,309

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS
Hotels	$1,987	$12,406	$37,681
Office and industrial properties	6,284	23,180	32,947
Other	487	3,495	3,805

	$8,758	$39,081	$74,433

(1)	Operating profit (loss) includes income less direct operating expenses and depreciation.

38. CONDENSED FINANCIAL STATEMENTS—THE TRUST

These condensed financial statements reflect the Real Estate Trust and all its consolidated subsidiaries except for the bank which has been reflected on the equity method.

CONDENSED BALANCE SHEETS

	September 30
(In thousands)	2002	2001
	(Restated)	(Restated)
ASSETS
Income-producing properties	$435,289	$414,643
Accumulated depreciation	(149,981)	(131,659)

	285,308	282,984
Land parcels	41,323	40,835
Construction in progress	2,697	15,681
Equity investment in bank	352,716	328,198
Cash and cash equivalents	13,963	13,860
Note receivable and accrued interest—related party	6,487	7,787
Other assets	87,573	80,957

TOTAL ASSETS	$790,067	$770,302

LIABILITIES
Mortgage notes payable	$326,232	$331,114
Notes payable—secured	201,750	202,500
Notes payable—unsecured	55,156	50,717
Accrued dividends payable—preferred shares of beneficial interest	12,721	19,303
Other liabilities and accrued expenses	67,517	63,542

Total liabilities	663,376	667,176

TOTAL SHAREHOLDERS’ EQUITY	126,691	103,126

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$790,067	$770,302

*	See Consolidated Statements of Shareholders’ Equity

CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended September 30
(In thousands)	2002	2001	2000
	(Restated)	(Restated)	(Restated)
Total income	$128,172	$142,952	$132,858
Total expenses	(156,777)	(162,098)	(145,484)
Equity in earnings of unconsolidated entities	9,057	7,402	7,291
Gain on sales of property	—	11,077	994

Real estate operating income (loss)	(19,548)	(667)	(4,341)
Equity in earnings of bank	38,684	34,642	19,844

Total company operating income	19,136	33,975	15,503
Income tax provision (benefit)	(6,771)	56	(1,398)

Income before extraordinary item	25,907	33,919	16,901
Extraordinary item: loss on early extinguishment of debt	—	—	(166)

TOTAL COMPANY NET INCOME	$25,907	$33,919	$16,735

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30
(In thousands)	2002	2001	2000
	(Restated)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,907	$33,919	$16,735
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	19,147	18,600	14,308
Gain on sale of property	—	(11,077)	(994)
Early extinguishment of debt, net of taxes	—	—	166
Equity in earnings of bank	(38,684)	(34,642)	(19,844)
Increase in accounts receivable and accrued income	(2,633)	327	(691)
Increase in deferred taxes	(6,880)	(388)	(1,630)
Increase (decrease) in accounts payable and accrued expenses	1,425	(5,711)	1,892
Amortization of debt expense	1,847	1,717	1,620
Equity in earnings of unconsolidated entities	(9,057)	(7,402)	(7,291)
Dividends and tax sharing payments	21,667	16,200	19,400
Other	(5,082)	(4,572)	(2,441)

Net cash provided by (used in) operating activities	7,657	6,971	21,230

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures—properties	(8,758)	(22,546)	(54,915)
Property acquisitions	—	(16,535)	(19,518)
Property sales	9,650	10,074	1,897
Note receivable and accrued interest—related party Repayments	1,300	4,000	3,750
Equity investment in bank	—	—	(22,302)
Equity investment in unconsolidated entities	3,508	2,935	6,527
Other	(239)	3	(354)

Net cash used in investing activities	5,461	(22,069)	(84,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage financing	14,562	50,978	130,802
Principal curtailments and repayments of mortgages	(18,261)	(32,442)	(37,035)
Proceeds from secured note financings	1,750	20,500	24,200
Repayments of secured note financings	(2,500)	(18,000)	(40,200)
Proceeds from sales of unsecured notes	7,601	9,310	10,246
Repayments of unsecured notes	(3,162)	(6,056)	(8,905)
Costs of obtaining financings	(1,005)	(1,461)	(2,651)
Dividends paid—preferred shares of beneficial interest	(12,000)	(12,000)	(12,500)

Net cash provided by financing activities	(13,015)	10,829	63,957

Net increase (decrease) in cash and cash equivalents	103	(4,269)	272
Cash and cash equivalents at beginning of year	13,860	18,129	17,857

Cash and cash equivalents at end of year	$13,963	$13,860	$18,129

Management’s Statement on Responsibility

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

The Board of Trustees exercises its responsibility for the Trust’s financial statements through its Audit Committee, which is composed of two outside Trustees who meet periodically with the Trust’s independent accountants and management. The committee considers the audit scope, discusses financial and reporting subjects, and reviews management actions on these matters. The independent accountants have full access to the Audit Committee.

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

Class One Trustees—Terms End at the 2003 Annual Meeting

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

Class Two Trustees—Terms End at the 2004 Annual Meeting

George M. Rogers, Jr., age 69, has served as a Trustee since 1969. Mr. Rogers is a Senior Counsel in the law firm of Shaw Pittman LLP, Washington, DC, which serves as counsel to the Trust and Chevy Chase, Mr. Rogers serves as a Director of Chevy Chase, Saul Company, Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase Lake Corporation.

B. Francis Saul III, age 40, has served as a Trustee and Vice President of the Trust since 1997. Mr. Saul also serves as a Director and/Vice Chairman of Chevy Chase and as a Director and/or Officer of Saul Company, the Advisor, Saul Property Co., Chevy Chase Property Company, Westminster Investing Corporation, and Saul Centers. He is also a Chairman of the Board of Children’s Hospital, and the Boys and Girls Club of Greater Washington. Mr. Saul is the son of B. Francis Saul II.

Class Three Trustees—Terms End at the 2005 Annual Meeting

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

The Audit Committee is composed of Messrs. Bloom and Grosvenor. Its duties include nominating the Trust’s independent auditors, discussing with them the scope of their examination of the Trust, reviewing with them the Trust’s financial statements and accompanying report, and reviewing their recommendations regarding internal controls and related matters. This committee met nine times during fiscal 2002.

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

ITEM 11. EXECUTIVE COMPENSATION

The Trust pays no compensation to its executive officers for their services in such capacity. Mr. Saul II receives compensation from the bank for his services as the bank’s Chairman of the Board of Directors and Chief Executive Officer, Mr. Halpin receives compensation from the bank for his services as Executive Vice President and Chief Financial Officer, and since 2000, Mr. Saul III receives compensation from the bank for his services as Vice Chairman of the Board of Directors. No other executive officers of the Trust received any compensation from the Trust or its subsidiaries with respect to any of the fiscal years ended September 30, 2002, 2001 and 2000.

The following table sets forth the cash compensation paid by the bank to Mr. Saul II, Mr. Halpin and Mr. Saul III for or with respect to the fiscal years ended September 30, 2002, 2001 and 2000 for all capacities in which they served during such fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Long-Term Compensation Payouts	All Other Compensation
B. Francis Saul II,	2002	$1,590,004	$1,240,000	$440,496	$431,260	(1)
Chairman and Chief	2001	1,562,320	1,550,000	440,496	384,731	(2)
Executive Officer	2000	1,550,000	1,500,000	504,280	331,604	(3)
Stephen R. Halpin, Jr.,	2002	$485,004	$58,200	$88,099	$89,731	(1)
Executive Vice President	2001	478,092	71,250	88,099	75,487	(2)
and Chief Financial Officer	2000	458,666	67,500	100,856	62,341	(3)
B. Francis Saul III	2002	$225,004	$23,000	$—	$15,865	(1)
Vice Chairman	2001	207,694	30,000	—	14,262	(2)
	2000	56,154	—	—	3,369	(3)

(1)	The total amounts shown in the “All Other Compensation” column for fiscal year 2002 consist of the following: (i) contributions made by the bank to the bank’s Supplemental Executive Retirement Plan on behalf of Mr. Saul II ($193,230), Mr. Halpin ($25,878) and Mr. Saul III ($15,120); (ii) the taxable benefit of premiums paid by the bank for group term insurance on behalf of Mr. Saul II ($14,466), Mr. Halpin ($1,698) and Mr. Saul III ($744); (iii) contributions to the B. F. Saul Company Employees Profit Sharing Retirement Plan (the Retirement Plan), a defined contribution plan, on behalf of Mr. Halpin ($12,000); and (iv) accrued earnings on awards previously made under the bank’s Deferred Compensation Plan on behalf of Mr. Saul II ($223,564), Mr. Halpin ($50,155) and Mr. Saul III ($4,160).

(2)	The total amounts shown in the “All Other Compensation” column for fiscal 2001 consist of the following: (i) contributions made by the bank to the bank’s Supplemental Executive Retirement Plan on behalf of Mr. Saul II in the amount of $213,168, Mr. Halpin in the amount of $28,046, and Mr. Saul III in the amount of $14,262; (ii) the taxable benefit of premiums paid by the bank for group term insurance on behalf of Mr. Saul II in the amount of $14,466 and Mr. Halpin in the amount of $1,457; (iii) contributions to the Retirement Plan, a defined contribution plan, on behalf of Mr. Halpin in the amount of $10,200; and (iv) accrued earnings on awards previously made under the bank’s Deferred Compensation Plan on behalf of Mr. Saul II in the amount of $157,097 and Mr. Halpin in the amount of $35,784.
(3)	The total amounts shown in the “All Other Compensation” column for fiscal 2000 consist of the following: (i) contributions made by the bank to the bank’s Supplemental Executive Retirement Plan on behalf of Mr. Saul II in the amount of $213,258, Mr. Halpin in the amount of $27,421 and Mr. Saul III in the amount of $3,369; (ii) the taxable benefit of premiums paid by the bank for group term insurance on behalf of Mr. Saul II in the amount of $19,197 and Mr. Halpin in the amount of $1,527; (iii) contributions to the Retirement Plan, a defined contribution plan, on behalf of Mr. Halpin in the amount of $10,200; and (iv) accrued earnings on awards previously made under the bank’s Deferred Compensation Plan on behalf of Mr. Saul II in the amount of $99,149 and Mr. Halpin in the amount of $23,193.

LONG-TERM INCENTIVE PLAN AWARDS. The following table sets forth certain information concerning the principal contributions (the “Principal Contributions”) credited by the bank to the accounts (the “Accounts”) of the executive officers of the bank named above for fiscal year 2001 under the bank’s Deferred Compensation Plan (the “Plan”).

LONG-TERM INCENTIVE PROGRAM—AWARDS IN LAST FISCAL YEAR

Name	Performance or Other Period Until Maturation or Payout	Estimated Future Payouts (1) Under Non-Stock Price-Based Plans
		Threshold	Target(2)	Maximum
B. Francis Saul II (3)	2004	$700,000	$1,511,248	$4,334,216
Stephen R. Halpin, Jr.	2011	$150,000	$323,839	$928,760

(1)	The estimated future payouts shown in the table are based on assumed performance rates for the bank during each year in the ten-year performance period. The actual payouts under the Plan may vary substantially from the payouts shown in the table, depending upon the bank’s actual rate of return on average assets for each fiscal year in the ten-year performance period ending September 30, 2011.
(2)	The Plan does not establish any target performance levels. The payout amounts shown in this column have been calculated assuming that the bank’s rate of return on average assets during each of the years in the performance period are the same as the bank’s rate of return during the fiscal year ended September 30, 2002.
(3)	The payout amounts shown for all participants are the estimated amounts that would be payable to such participants if their employment continued with the bank for the entire ten-year performance period of the Plan. During fiscal year 2002, Mr. Saul attained the age of 70, at which time he became fully vested in the account maintained for his benefit under the Plan for awards granted prior to fiscal year 2001.

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

Certain of the awards credited by the bank to the Account maintained for the benefit of Mr. Saul under the Plan vested at the time Mr. Saul attained age 60 in 1992 and age 70 in 2002. Certain other awards credited by the bank to the Account maintained for the benefit of Mr. Saul will vest upon the earlier of:

•	five years after the date of the award,

•	his attainment of the age of 72 in 2004,

•	his death, or

•	his total or permanent disability, or a change in control of the bank (as defined in the Plan).

Accordingly, as of September 30, 2002, Mr. Saul was fully vested in the Account maintained for his benefit under the Plan for awards granted prior to fiscal year 2001. As of that date, the vested Account balance maintained for Mr. Saul’s benefit under the Plan was $5,489,185. As of September 30, 2002, the following individuals have vested amounts that are payable within 120 days after September 30, 2002: Mr. Saul ($440,496); Mr. Halpin ($88,099).

The Plan provides that, as of the end of each fiscal year in the ten-year period ending September 30, 2011 (or the executive officer’s earlier termination of employment with the bank), the bank will add to or deduct from each executive officer’s Account a contribution or deduction, as the case may be, which represents the hypothetical interest (which may be positive or negative) earned on the Principal Contribution, based on the bank’s rate of return on average assets (as computed under the Plan) for the fiscal year then ended. (The Principal Contribution, plus or minus any interest credited or deducted, is referred to as the “Net Contribution.”)

Executive officers are entitled to receive the Net Contribution in their respective Account only upon full or partial vesting. Plan participants become fully vested in their Account under the Plan, provided that they remain continuously employed by the bank during the vesting period, upon the earliest to occur of any of the following:

•	September 30, 2011;

•	attainment of age 63;

•	death;

•	total and permanent disability; or

•	a change in control of the bank (as defined in the Plan).

Plan participants become partially vested, to the extent of 50% of the Net Contribution in the Account, upon the termination of their employment by the bank without cause (as defined in the Plan) after September 30, 2006.

Payouts are made under the Plan within 120 days after September 30, 2011, or the earlier termination of the executive officer’s employment with the bank, provided that vesting or partial vesting has occurred under the Plan.

OTHER COMPENSATION AGREEMENTS. Mr. Halpin has entered into an agreement with the bank entitled “Agreement For Executive Level Officers Governing Confidentiality, Nonsolicitation, Ownership of Certain Works and Termination Upon Change in Control” under which the executive officer has agreed not to compete with, solicit customers of or solicit the employees of the bank for stated periods following any termination of employment with the bank. In addition, the bank agrees to pay the executive a specified amount if the executive is terminated without cause in the three-year period following a change of control of the bank. The amount payable varies depending upon the executive’s base compensation and most recent bonus, the length of the executive’s employment with the bank and the per share price at which the triggering change of control has occurred.

Mr. Halpin also has entered into “Special Retirement Compensation Agreements” under which the executive receives an amount up to three times his base compensation if he retires from the bank after reaching age 65. The executive is not entitled to any such compensation if, prior to reaching age 65, he voluntarily terminates his employment or is terminated for cause.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of November 15, 2002, concerning beneficial ownership of Common Shares and preferred shares of beneficial interest, referred to in this report as the “Preferred Shares,” by (a) each person known by the Trust to be the beneficial owner of more than 5% of the Common Shares and the Preferred Shares, (b) each member of the Board of Trustees, (c) each executive officer of the Trust named in the Summary Compensation Table under “Item 11. Executive Compensation” and (d) all trustees and executive officers of the Trust as a group.

Name of Beneficial Owner	Aggregate Number of Shares Beneficially Owned (1)	Percent of Class (1)
B. Francis Saul II	Preferred: 516,000 (2)	100.00%
	Common: 4,807,510 (3)	99.60%

Philip D. Caraci	Common: 19,400 (4)	0.40%

All Trustees and executive officers as a group (10 persons)	Preferred: 516,000 (2)	100.00%
	Common: 4,826,910	100.00%

(1)	Beneficial owner and percent of class are calculated pursuant to rule 13d-3 under the Securities Exchange Act of 1934.
(2)	Consists of Preferred Shares owned of record by Saul Company and other companies of which Mr. Saul is an officer, director and/or more than 10% shareholder, comprising 270,000 Preferred Shares owned by Saul Company, 90,000 Preferred Shares owned by Franklin Development Company, Inc., 90,000 Preferred Shares owned by The Klingle Corporation, and 66,000 Preferred Shares owned by Westminster Investing Corporation. The address of each person listed in this footnote is 7501 Wisconsin Avenue, Bethesda, Maryland 20814. Pursuant to Rule 13d-3, the Preferred Shares described above are considered to be beneficially owned by Mr. Saul because he has or may be deemed to have sole or shared voting and/or investment power in respect thereof.
(3)	Consists of Common Shares owned of record by Saul Company and other companies of which Mr. Saul is an officer and director and/or more than 10% shareholder, comprising 1,125,739 Common Shares owned by Westminster Investing Corporation, 43,673 Common Shares owned by Derwood Investment Corporation, a subsidiary of Westminster Investing Corporation, 34,400 Common Shares owned by Somerset Investment Company, Inc., a subsidiary of Westminster Investing Corporation, 2,751,662 Common Shares owned by Saul Company, 283,400 Common Shares owned by Columbia Securities Company of Washington, D.C., 172,918 Common Shares owned by Franklin Development Company, Inc., and 395,718 Common Shares owned by The Klingle Corporation. The address of each person listed in this footnote is 7501 Wisconsin Avenue, Bethesda Maryland 20814. Pursuant to Rule 13d-3, the Common Shares described above are considered to be beneficially owned by Mr. Saul because he has or may be deemed to have sole or shared voting and/or investment power in respect thereof.

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

The Preferred Shares were issued in June 1990 in connection with the transaction in which the Trust increased its equity interest in the bank from 60% to 80%. The dividend rate on the Preferred Shares is $10.50 per share per annum. Dividends are cumulative and are payable annually or at such other times as the Trustees may determine, as and when declared by the Trustees out of any assets legally available therefor. The Preferred Shares have a liquidation preference of $100 per share. Subject to limits in certain of the Trust’s loan agreements, the Preferred Shares are subject to redemption at the option of the Trust at a redemption price equal to their liquidation preference. Except as otherwise required by applicable law, the holders of Preferred Shares are entitled to vote only in certain limited situations, such as the merger of the Trust or a sale of all or substantially all of the assets of the Trust.

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

The Real Estate Trust pays the Advisor fees equal to 2% of the principal amount of publicly offered unsecured notes as they are issued to offset the Advisor’s costs of administering the program. The Advisor received $183,000 in such fees in fiscal 2002.

B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of Saul Company, is a general insurance agency that receives commissions and counter-signature fees in connection with the Real Estate Trust’s insurance program. Such commissions and fees amounted to approximately $196,000 in fiscal 2002.

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

Remuneration of Trustees and Officers. For fiscal 2002, the Trust paid the trustees $95,000 in fees for their services. See “Item 10. Trustees and Executive Officers of the Trust.” No compensation was paid to the officers of the Trust for acting as such; however, Mr. Saul II was paid by the bank for his services as the bank’s Chairman and Chief Executive Officer, Mr. Halpin was paid by the bank for his services as Executive Vice President and Chief Financial Officer, and Mr. Saul III was paid by the bank for his services as the bank’s Vice Chairman. See “Item 11. Executive Compensation.” Messrs. Grosvenor, Rogers, Saul II and Saul III receive compensation for their services as directors of the bank and Messrs. Rogers, Saul II, Saul III and Whitmore and all of the officers of the Real Estate Trust receive compensation from Saul Company and/or its affiliated corporations as directors or officers thereof.

Related Party Rents. The Real Estate Trust leases space to the bank and the Saul Property Co. at two of its income-producing properties. Minimum rents and expense recoveries paid under these leases amounted to approximately $5.2 million in fiscal 2002. The bank leases space in several of the shopping centers owned by Saul Centers. The total rental payments made to Saul Centers by the bank in fiscal 2002 was $1.4 million. On September 24, 2001 the bank entered into an agreement to lease to Saul Company approximately 46,000 square feet of office space at its new corporate headquarters at 7501 Wisconsin Avenue, Bethesda, Maryland. Total payments under the lease for fiscal 2002 were $1.1 million. In addition, the bank has retained Saul Company as its leasing agent to secure tenants for additional space that will be available in the bank’s new corporate headquarters. The Trust believes that these leases have comparable terms to leases that would have been entered into with unaffiliated parties.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

1. Financial Statements

The following consolidated financial statements of the Trust are incorporated by reference in Part II, Item 8.

(a	)	Report of Independent Auditors.

(b	)	Consolidated Balance Sheets—As of September 30, 2002 and 2001.

(c	)	Consolidated Statements of Operations—For the years ended September 30, 2002, 2001 and 2000.

(d	)	Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity—For the years ended September 30, 2002, 2001 and 2000.

(e	)	Consolidated Statements of Cash Flows—For the years ended September 30, 2002, 2001 and 2000.

(f	)	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules and Supplementary Data

(a) Schedules of the Real Estate Trust:

Schedule I—Condensed Financial Information—For the years ended September 30, 2002, 2001 and 2000.

Schedule III—Consolidated Schedule of Investment Properties As of September 30, 2002.

(b) Reports on Form 8-K

A Current Report on Form 8-K, dated July 31, 2002, was filed by the Trust reporting the inadvertent overstatement of prior period net income due to certain accounting errors involving the valuation of interest-only strips receivables related to the bank’s automobile loan securitizations.

(c) Exhibits

EXHIBITS		DESCRIPTION

3. ORGANIZATIONAL DOCUMENTS

(a	)

Second Amended and Restated Declaration of Trust filed with the Maryland State Department of Assessments and Taxation on May 23, 2002 as Exhibit 3(a) to Registration Statement 333-70753 is hereby incorporated by reference.

(b	)	Second Amended and Restated By-Laws of the Trust dated as of May 23, 2002 as Exhibit 3(b) to Registration Statement 333-70753 is hereby incorporated by reference.

4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

(a	)

Indenture dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, with respect to the Trust’s 9 3/4% Series B Senior Secured Notes due 2008, as filed as Exhibit 4(a) to Registration Statement 333-49937 is hereby incorporated by reference.

(b	)	Indenture with respect to the Trust’s Senior Notes Due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration No. 33-19909 is hereby incorporated by reference.

(c	)

First Supplemental Indenture with respect to the Trust’s Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit T-3C to the Trust’s Form T-3 Application for Qualification of Indentures under the Trust Indenture Act of 1939 (File No. 22-20838) is hereby incorporated by reference.

(d	)	Indenture with respect to the Trust’s Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration Statement No. 33-9336 is hereby incorporated by reference.

(e	)

Fourth Supplemental Indenture with respect to the Trust’s Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration Statement No. 2-95506 is hereby incorporated by reference.

(f	)

Third Supplemental Indenture with respect to the Trust’s Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration Statement No. 2-91126 is hereby incorporated by reference.

(g	)

Second Supplemental Indenture with respect to the Trust’s Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration Statement No. 2-80831 is hereby incorporated by reference.

(h	)

Supplemental Indenture with respect to the Trust’s Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration Statement No. 2-68652 is hereby incorporated by reference.

(i	)

Indenture with respect to the Trust’s Senior Notes due from One Year to Five Years from Date of Issue as filed as Exhibit T-3C to the Trust’s Form T-3 Application for Qualification of Indentures under the Trust Indenture Act of 1939 (file No. 22-10206) is hereby incorporated by reference

(j	)

Indenture dated as of September 1, 1992 with respect to the Trust’s Notes due from One to Ten Years form Date of Issue filed as Exhibit 4(a) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(k	)

First Supplemental Indenture dated as of January 16, 1997 with respect to the Trust’s Notes due from One to Ten years from Date of Issue filed as Exhibit 4(b) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(l	)

Second Supplemental Indenture dated as of January 13, 1999 with respect to the Trust’s Notes due from One to Ten Years from Date of Issuance as filed as Exhibit 4(l) to Registration Statement No. 333-70753 is hereby incorporated by reference.

10. MATERIAL CONTRACTS

(a	)

Amended and Restated Advisory Contract by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company effective October 1, 1992, as amended, as filed as Exhibit 10(a) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(b	)

Assignment and Guaranty Agreement effective May 1, 1972 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(c	)

Commercial Property Leasing and Management Agreement effective October 1, 1982 between the Trust and B.F. Saul Property Company filed as Exhibit 10(b) to Registration Statement No. 2-80831 is hereby incorporated by reference.

(d	)

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

(e	)

Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(f	)

First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(g	)

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

(h	)

Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

(i	)

Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement

No. 33-64562 is hereby incorporated by reference.

(j	)

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

(k	)

Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company, Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.

(l	)

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

(m	)

Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

(n	)

Note Administration Fee Agreement dated as of February 8, 2002, between the Trust and B.F. Saul Advisory Company L.L.C., as filed as Exhibit 10(n) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended December 31, 2001 is hereby incorporated by reference.

21.*		List of Subsidiaries of the Trust.

99.1.*		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

* Filed herewith.

SCHEDULE I

B.F. SAUL REAL ESTATE INVESTMENT TRUST

CONDENSED FINANCIAL INFORMATION

(a)	Required condensed financial information on the Trust is disclosed in the audited consolidated financial statements included herewith.

(b)	Amounts of cash dividends paid to the Trust by consolidated subsidiaries were as follows:

Year Ended September 30
2002	2001	2000
$16,000,000	$12,800,000	$12,800,000

SCHEDULE III

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

September 30, 2002

(Dollars in Thousands)

Hotels	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisition	Basis at Close of Period
			Land	Buildings and Improvements	Total
Courtyard—Tysons Corner, McLean VA	$31,077	$(388)	$843	$29,846	$30,689
Crown Plaza—National Airport, Arlington VA	26,979	5,691	4,229	28,441	32,670
Hampton Inn—Dulles Airport, Sterling VA	—	6,505	290	6,215	6,505
Hampton Inn—Dulles Town Center, Sterling VA	11,379	37	795	10,621	11,416
Holiday Inn, Cincinnati OH	6,859	3,997	245	10,611	10,856
Holiday Inn—Dulles Airport, Sterling VA	6,950	21,636	862	27,724	28,586
Holiday Inn, Gaithersburg MD	3,849	15,850	1,781	17,918	19,699
Holiday Inn—National Airport, Arlington VA	10,187	7,679	1,183	16,683	17,866
Holiday Inn, Pueblo CO	3,458	2,869	542	5,785	6,327
Holiday Inn—Rochester Airport, Rochester NY	3,340	10,007	605	12,742	13,347
Holiday Inn—Tysons Corner, McLean VA	6,976	13,740	2,265	18,451	20,716
Holiday Inn Express, Herndon VA	5,259	409	1,178	4,490	5,668
Holiday Inn Select, Auburn Hills MI	10,450	2,278	1,031	11,697	12,728
SpringHill Suites, Boca Raton FL	10,942	393	1,220	10,115	11,335
TownePlace Suites, Boca Raton FL	7,527	13	869	6,671	7,540
TownePlace Suites—Dulles Airport, Sterling VA	5,849	301	219	5,931	6,150
TownePlace Suites—Ft. Lauderdale FL	7,059	(3)	420	6,636	7,056
TownePlace Suites, Gaithersburg MD	6,382	30	107	6,305	6,412

Subtotal—Hotels	$164,522	$91,044	$18,684	$236,882	$255,566

Commercial
900 Circle 75 Pkway, Atlanta GA	$33,434	$3,031	$563	$35,902	$36,465
1000 Circle 75 Pkway, Atlanta GA	2,820	1,442	248	4,014	4,262
1100 Circle 75 Pkway, Atlanta GA	22,746	2,852	419	25,179	25,598
8201 Greensboro, Tysons Corner VA	28,890	3,077	1,633	30,334	31,967
Commerce Ctr-Ph II, Ft Lauderdale FL	4,266	545	782	4,029	4,811
Dulles North, Loudoun County VA	5,882	70	507	5,445	5,952
Dulles North Two, Loudoun County VA	7,729	454	404	7,779	8,183
Dulles North Four, Loudoun County VA	11,093	—	2,208	8,885	11,093
Dulles North Five, Loudoun County VA	5,078	(77)	535	4,466	5,001
Dulles North Six, Loudoun County VA	2,667	8	257	2,418	2,675
Loudoun Tech Center I, Loudoun County VA	5,334	—	1,075	4,259	5,334
Sweitzer Lane, Laurel MD	13,703	—	3,701	10,002	13,703
Tysons Park Place, Tysons Corner VA	21,811	65	2,454	19,422	21,876

Subtotal—Commercial	$163,453	$11,467	$14,786	$162,134	$176,920

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST (CONTINUED)

September 30, 2002

(Dollars in Thousands)

Purchase—Leasebacks	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisition	Basis at Close of Period
			Land	Buildings and Improvements	Total
Chateau di Jon, Metairie, LA	$1,125	$—	$1,125	$—	$1,125
Country Club, Knoxville, TN	500	(22)	478	—	478
Houston Mall, Warner Robbins, GA	650	—	650	—	650
Old National, Atlanta, GA	550	—	550	—	550

Subtotal—Purchase-Leasebacks	$2,825	$(22)	$2,803	$—	$2,803

Total Income-Producing Properties	$332,800	$102,489	$36,273	$399,016	$435,289

Land Parcels
Arvida Park of Commerce, Boca Raton, FL	$7,378	(1,873)	$5,433	$72	$5,505
Cedar Green, Loudoun Co., VA	3,314	25	2,832	507	3,339
Church Road, Loudoun Co., VA	2,586	2,194	4,780	—	4,780
Circle 75, Atlanta, GA	12,927	3,263	16,051	139	16,190
Flagship Centre, Rockville, MD	1,729	144	1,769	104	1,873
Holiday Inn—Auburn Hills, Auburn Hills MI	218	—	218	—	218
Holiday Inn—Rochester, Roch., NY	68	—	68	—	68
Overland Park, Overland Park, KA	3,771	726	4,497	—	4,497
Prospect Indust. Pk, Ft. Laud., FL	2,203	(1,943)	260	—	260
Sterling Blvd., Loudoun Co., VA	505	4,088	2,617	1,976	4,593

Subtotal	$34,699	$6,624	$38,525	$2,798	$41,323

Total Investment Properties	$367,499	$109,113	$74,798	$401,814	$476,612

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST (CONTINUED)

September 30, 2002

(Dollars in Thousands)

Hotels	Accumulated Depreciation	Related Debt	Date of Construction	Date Acquired/ Transferred	Buildings and Improvements Depreciable Lives (Years)
Courtyard—Tysons Corner, McLean VA	$3,411	$24,865	2000	12/00	40
Crown Plaza—National Airport, Arlington VA	5,784	16,746	1959	12/97	39
Hampton Inn—Dulles Airport, Sterling VA	2,969	6,298	1987	4/87	31.5
Hampton Inn—Dulles Town Center, Sterling VA	1,724	9,159	2000	11/00	40
Holiday Inn, Cincinnati OH	6,664	5,712	1975	2/76	40
Holiday Inn—Dulles Airport, Sterling VA	17,202	12,974	1971	11/84	28
Holiday Inn, Gaithersburg MD	9,344	7,151	1972	6/75	45
Holiday Inn—National Airport, Arlington VA	9,401	5,452	1973	11/83	30
Holiday Inn, Pueblo CO	3,530	4,324	1973	3/76	40
Holiday Inn—Rochester Airport, Rochester NY	7,576	13,985	1975	3/76	40
Holiday Inn—Tysons Corner, McLean VA	9,643	16,463	1971	6/75	47
Holiday Inn Express, Herndon VA	939	4,694	1987	10/96	40
Holiday Inn Select, Auburn Hills MI	3,353	11,750	1989	11/94	31.5
SpringHill Suites, Boca Raton FL	1,139	6,028	1999	9/99	40
TownePlace Suites, Boca Raton FL	704	5,481	1999	6/99	40
TownePlace Suites—Dulles Airport, Sterling VA	872	6,284	1998	8/98	40
TownePlace Suites—Ft. Lauderdale FL	682	4,496	1999	10/99	40
TownePlace Suites, Gaithersburg MD	702	4,788	1999	6/99	40

Subtotal—Hotels	$85,639	$166,650

Commercial
900 Circle 75 Pkway, Atlanta GA	$18,009	$23,839	1985	12/85	35
1000 Circle 75 Pkway, Atlanta GA	2,512	4,798	1974	4/76	40
1100 Circle 75 Pkway, Atlanta GA	13,716	12,790	1982	9/82	40
8201 Greensboro, Tysons Corner VA	14,555	37,581	1985	4/86	35
Commerce Ctr-Ph II, Ft Lauderdale FL	1,943	3,643	1986	1/87	35
Dulles North, Loudoun County VA	2,130	4,824	1990	10/90	31.5
Dulles North Two, Loudoun County VA	1,237	8,319	1999	10/99	40
Dulles North Four, Loudoun County VA	372	8,967	2002	4/02	40
Dulles North Five, Loudoun County VA	450	6,540	2000	3/00	40
Dulles North Six, Loudoun County VA	162	4,855	2000	10/00	40
Loudoun Tech Center I, Loudoun County VA	89	3,994	2001	12/01	40
Sweitzer Lane, Laurel MD	479	10,648	1995	11/00	40
Tysons Park Place, Tysons Corner VA	8,660	30,048	1976	12/99	30

Subtotal—Commercial	$64,314	$160,846

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST (CONTINUED)

September 30, 2002

(Dollars in Thousands)

Purchase—Leasebacks	Accumulated Depreciation	Related Debt	Date of Construction	Date Acquired/ Transferred
Chateau di Jon, Metairie, LA	$—	$—		11/73
Country Club, Knoxville, TN	—	—		5/76
Houston Mall, Warner Robbins, GA	—	—		2/72
Old National, Atlanta, GA	—	—		8/71

Subtotal—Purchase—Leasebacks	$—	$—

Total Income-Producing Properties	$149,953	$327,496

Land Parcels
Arvida Park of Commerce, Boca Raton, FL	$—	$—		12/84 & 5/85
Cedar Green, Loudoun Co., VA	—	—		10/00
Church Road, Loudoun Co., VA	—	—		9/84 & 4/85
Circle 75, Atlanta, GA	28	—		2/77 & 1/84
Flagship Centre, Rockville, MD	—	—		8/85
Holiday Inn—Auburn Hills, Auburn Hills MI	—	—		7/97
Holiday Inn—Rochester, Roch., NY	—	—		9/86
Overland Park, Overland Park, KA	—	—		1/77 & 2/85
Prospect Indust. Pk, Ft. Laud., FL	—	—		10/83 & 8/84
Sterling Blvd., Loudoun Co., VA	—	—		4/84, 2/00 & 3/00

Subtotal	$28	$—

Total Investment Properties	$149,981	$327,496

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

NOTES:

(1)	See Summary of Significant Accounting Policies for basis of recording investment properties and computing depreciation. Investment properties are discussed in Note 3 to Consolidated Financial Statements.

(2)	A reconciliation of the basis of investment properties and accumulated depreciation follows.

BASIS OF INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

(In thousands)

	For The Year Ended September 30
Basis of investment properties	2002	2001	2000
Balance at beginning of period	$455,478	$402,149	$351,629
Additions (reductions) during the period:
Capital expenditures and property acquisitions from nonaffiliates	6,033	25,536	17,404
Transfer from banking segment	—	—	21,787
Sales to nonaffiliates	(22)	(7,678)	(904)
Transferred from construction in progress, net	15,710	44,246	13,909
Other	(587)	(8,775)	(1,676)

Balance at end of period	$476,612	$455,478	$402,149

Accumulated depreciation
Balance at beginning of period	$131,659	$124,184	$104,774
Additions (reductions) during the period:
Depreciation expense	19,147	18,600	14,309
Transfer from banking segment	—	—	6,833
Sales to nonaffiliates	—	(2,309)	—
Other	(825)	(8,816)	(1,732)

Balance at end of period	$149,981	$131,659	$124,184

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B.F. SAUL REAL ESTATE INVESTMENT TRUST

May 15, 2003	By:	/s/ B. FRANCIS SAUL II
B. Francis Saul II Chairman of the Board

Pursuant to the requirements of the Securities Exchanges Act of 1934. This report had been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates shown.

Signature	Title	Date

B. FRANCIS SAUL II B. Francis Saul II	Trustee, Chairman of the Board (Principal Executive Officer)	May 15, 2003

STEPHEN R. HALPIN, JR. Stephen R. Halpin, Jr.	Vice President and Chief Financial Officer (Principal Financial Officer)	May 15, 2003

BILL D. TZAMARAS Bill D. Tzamaras	Vice President and Treasurer (Principal Accounting Officer)	May 15, 2003

GARLAND J. BLOOM, JR. Garland J. Bloom, Jr.	Trustee	May 15, 2003

GILBERT M. GROSVENOR Gilbert M. Grosvenor	Trustee	May 15, 2003

GEORGE M. ROGERS, JR. George M. Rogers, Jr.	Trustee	May 15, 2003

B. FRANCIS SAUL III B. Francis Saul III	Trustee	May 15, 2003

JOHN R. WHITMORE John R. Whitmore	Trustee	May 15, 2003

CERTIFICATION

I, B. Francis Saul II, certify that:

1.	I have reviewed this annual report on Form 10-K/A of B.F. Saul Real Estate Investment Trust (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

B. FRANCIS SAUL II
B. Francis Saul II Trustee, Chairman of the Board

CERTIFICATION

I, Stephen R. Halpin, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K/A of B.F. Saul Real Estate Investment Trust (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr. Vice President and Chief Financial Officer