Form 10-Q
period 2003-03-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2003-05-16
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12-2).  Yes  ☐  No  ☒

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of May 13, 2003, was 4,826,910.

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	(a) Consolidated Balance Sheets at March 31, 2003 and September 30, 2002	3

	(b) Consolidated Statements of Operations for the six-month and the three-month periods ended March 31, 2003 and 2002	4

	(c) Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity for the six-month and the three-month periods ended March 31, 2003 and 2002	6

	(d) Consolidated Statements of Cash Flows for the six-month periods ended March 31, 2003 and 2002	7

	(e) Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	(a) Financial Condition	19

	Real Estate	19

	Banking	20

	( b) Liquidity and Capital Resources	30

	Real Estate	30

	Banking	33

	(c) Results of Operations

	Three months ended March 31, 2003 compared to three months ended March 31, 2002	37

	Six months ended March 31, 2003 compared to six months ended March 31, 2002	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51

	PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports On Form 8-K	52

Item 1. Financial Statements

Consolidated Balance Sheets

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	March 31	September 30
(In thousands)	2003	2002
		(Restated)
ASSETS
Real Estate
Income-producing properties
Hotel	$256,921	$255,566
Office and industrial	178,248	176,920
Other	2,803	2,803

	437,972	435,289
Accumulated depreciation	(159,172)	(149,981)

	278,800	285,308
Land parcels	41,434	41,323
Construction in progress	2,700	2,697
Investment in Saul Holdings and Saul Centers	49,740	43,540
Cash and cash equivalents	4,944	13,963
Note receivable and accrued interest—related party	5,487	6,487
Other assets	42,097	44,196

Total real estate assets	425,202	437,514

Banking
Cash and other deposits	434,695	451,723
Loans held for securitization and/or sale	1,264,657	1,223,035
Trading securities	2,328	3,933
Investment securities (market value $46,875 and $46,969, respectively)	46,395	46,445
Mortgage-backed securities (market value $701,747 and $1,057,852, respectively)	682,386	1,028,633
Loans receivable (net of allowance for losses of $63,487 and $66,079, respectively)	7,110,828	6,485,949
Federal Home Loan Bank stock	87,812	88,648
Real estate held for investment or investment or sale (net of allowance for losses of $71,481
and $71,495, respectively)	25,881	24,297
Property and equipment, net	466,154	472,417
Automobiles subject to lease, net	1,082,599	1,110,916
Goodwill and other intangible assets, net	24,564	24,863
Interest only strips, net	108,206	89,306
Other assets	235,790	223,087

Total banking assets	11,572,295	11,273,252

TOTAL ASSETS	$11,997,497	$11,710,766

LIABILITIES
Real Estate
Mortgage notes payable	$320,398	$326,232
Notes payable—secured	213,000	201,750
Notes payable—unsecured	54,699	55,156
Accrued dividends payable—preferred shares of beneficial interest	9,430	12,721
Other liabilities and accrued expenses	54,193	67,517

Total real estate liabilities	651,720	663,376

Banking
Deposit accounts	7,960,987	7,437,585
Borrowings	349,475	659,484
Federal Home Loan Bank advances	1,751,240	1,702,964
Other liabilities	585,577	564,222
Capital notes—subordinated	250,000	250,000

Total banking liabilities	10,897,279	10,614,255

Commitments and contingencies
Minority interest held by affiliates	91,340	88,137
Minority interest—other	218,307	218,307

TOTAL LIABILITIES	11,858,646	11,584,075

SHAREHOLDERS' EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized, 6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	80,598	68,438

	180,699	168,539
Less cost of 1,814,688 common shares of beneficial interest in treasury	(41,848)	(41,848)

TOTAL SHAREHOLDERS’ EQUITY	138,851	126,691

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,997,497	$11,710,766

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended March 31		For the Six Months Ended March 31
(In thousands, except per share amounts)	2003	2002	2003	2002
		(Restated)		(Restated)
REAL ESTATE
Income
Hotels	$20,287	$20,350	$40,516	$40,211
Office and industrial (including $1,362, $830, $2,583 and $1,646 of rental income from banking segment, respectively)	10,192	9,633	19,946	19,307
Other	314	370	604	793

Total income	30,793	30,353	61,066	60,311

Expenses
Direct operating expenses:
Hotels	14,231	14,028	28,557	27,769
Office and industrial properties	2,977	2,731	5,727	5,349
Land parcels and other	264	234	554	549
Interest expense	12,342	12,493	24,841	25,115
Capitalized interest	—	(117)	—	(287)
Amortization of debt expense	298	196	553	416
Depreciation	5,292	4,614	10,155	9,203
Advisory, management and leasing fees—related parties	3,027	3,021	6,019	6,022
General and administrative	393	501	1,011	1,221

Total expenses	38,824	37,701	77,417	75,357

Equity in earnings (losses) of unconsolidated entities:
Saul Holdings and Saul Centers	2,183	2,825	4,560	5,178
Other	(376)	(62)	(376)	(123)
Impairment loss on investments	(625)	(47)	(625)	(94)

REAL ESTATE OPERATING LOSS	$(6,849)	$(4,632)	$(12,792)	$(10,085)

BANKING
Interest income
Loans	99,257	$111,130	$205,016	$237,543
Mortgage-backed securities	10,042	19,010	22,843	40,729
Trading securities	1,178	1,037	2,339	1,852
Investment securities	296	384	599	869
Other	1,725	1,950	3,544	4,528

Total interest income	112,498	133,511	234,341	285,521

Interest expense
Deposit accounts	20,999	38,086	45,383	84,338
Borrowings	30,847	31,383	62,815	65,753

Total interest expense	51,846	69,469	108,198	150,091

Net interest income	60,652	64,042	126,143	135,430
Provision for loan losses	(4,536)	(12,098)	(14,459)	(29,889)

Net interest income after provision for loan losses	56,116	51,944	111,684	105,541

Other income
Deposit servicing fees	28,831	27,365	59,605	55,610
Servicing and securitization income	26,908	26,994	44,147	36,331
Automobile rental income, net	41,326	54,747	88,943	108,871
Gain on trading securities and sales of loans, net	4,502	3,994	7,261	10,037
Gain (loss) on real estate held for investment or sale, net	355	(50)	6,117	(963)
Other	8,781	8,749	17,792	18,423

Total other income	110,703	121,799	223,865	228,309

Continued on following page.

Consolidated Statements of Operations (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended March 31		For the Six Months Ended March 31
(In thousands, except per share amounts)	2003	2002	2003	2002
BANKING (Continued)		(Restated)		(Restated)
Operating expenses
Salaries and employee benefits	$53,284	$50,359	$104,884	$99,863
Servicing assets amortization and other loan expenses	13,273	9,102	27,278	18,741
Property and equipment (including $1,362, $830, $2,583 and $1,646 of rental expense paid to real estate segment, respectively)	9,609	10,714	19,581	24,039
Marketing	1,733	1,171	3,046	4,029
Data processing	8,860	8,484	17,482	16,714
Depreciation and amortization	37,638	44,520	78,892	88,035
Deposit insurance premiums	317	346	633	680
Amortization of goodwill and other intangible assets	152	554	298	1,155
Other	11,648	13,703	24,731	27,618

Total operating expenses	136,514	138,953	276,825	280,874

BANKING OPERATING INCOME	$30,305	$34,790	$58,724	$52,976

TOTAL COMPANY
Operating income	$23,456	$30,158	$45,932	$42,891
Income tax provision	8,025	10,625	15,621	14,276

Income before minority interest	15,431	19,533	30,311	28,615
Minority interest held by affiliates	(2,715)	(3,233)	(5,204)	(4,503)
Minority interest—other	(6,327)	(6,327)	(12,656)	(12,656)

TOTAL COMPANY NET INCOME	$6,389	$9,973	$12,451	$11,456
Dividends: Real Estate Trust’s preferred shares of beneficial interest	(1,355)	(1,355)	(2,709)	(2,709)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,034	$8,618	$9,742	$8,747
NET INCOME PER COMMON SHARE
Income before minority interest	$2.91	$3.77	$5.72	$5.36
Minority interest held by affiliates	(0.56)	(0.67)	(1.08)	(0.93)
Minority interest—other	(1.31)	(1.31)	(2.62)	(2.62)

NET INCOME PER COMMON SHARE	$1.04	$1.79	$2.02	$1.81

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended March 31		For the Six Months Ended March 31
(Dollars in thousands)	2003	2002	2003	2002
		(Restated)		(Restated)
COMPREHENSIVE INCOME
Net income	$6,389	$9,973	$12,451	$11,456
Other comprehensive income:
Net unrealized holding gains (losses)	—	(1,508)	—	2,451

TOTAL COMPREHENSIVE INCOME	$6,389	$8,465	$12,451	$13,907

CHANGES IN SHAREHOLDERS’ EQUITY
PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)	$516	$516	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)	6,642	6,642	6,642	6,642

PAID-IN SURPLUS
Beginning and end of period	92,943	92,943	92,943	92,943

RETAINED EARNINGS
Beginning of period	74,945	47,225	68,438	46,543
Net income	6,389	9,973	12,451	11,456
Adjustments—Saul Holdings investments	619	150	2,418	703
Dividends:
Real Estate Trust preferred shares of beneficial interest:
Distributions payable	(1,355)	(1,355)	(2,709)	(2,709)

End of period	80,598	55,993	80,598	55,993

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period	—	2,289	—	(1,670)
Net unrealized holding gains (losses)	—	(1,508)	—	2,451

End of period	—	781	—	781

TREASURY SHARES
Beginning and end of period (1,814,688 shares)	(41,848)	(41,848)	(41,848)	(41,848)

TOTAL SHAREHOLDERS’ EQUITY	$138,851	$115,027	$138,851	$115,027

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Six Months Ended March 31
(In thousands)	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Real Estate
Net loss	$(8,365)	$(6,556)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	10,155	9,203
Increase in accounts receivable and accrued income	(3,785)	(366)
Decrease in deferred tax liability	(319)	(3,529)
Decrease in accounts payable and accrued expenses	(13,567)	(1,600)
Amortization of debt expense	1,021	920
Equity in (earnings) losses of unconsolidated entities:
Saul Holdings and Saul Centers	(4,560)	(5,178)
Other	376	123
Impairment loss on investments	625	94
Dividends and tax sharing payments	13,823	12,900
Other	(2,259)	(3,512)

	(6,855)	2,499

Banking
Net income	20,816	18,012
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	10,659	9,801
Depreciation and amortization	78,892	88,035
Provision for loan losses	14,459	29,889
Proceeds from sales of trading securities	1,057,910	733,206
Net fundings of loans held for sale and/or securitization	(2,141,997)	(1,099,220)
Proceeds from sales of loans held for sale and/or securitization	800,371	610,137
(Gain) loss on sales of real estate held for sale	(5,580)	1,013
Provision for losses on real estate held for investment or sale	—	2,100
Gain on trading securities and sales of loans, net	(7,261)	(10,037)
Increase in interest-only strips	(18,900)	(4,914)
Amortization of goodwill and other intangible assets	301	1,159
(Increase) decrease in other assets	(10,434)	21,450
Increase (decrease) in other liabilities	21,355	(63,019)
Minority interest held by affiliates	5,204	4,503
Minority interest—other	4,875	4,875

	(169,330)	346,990

Net cash provided by (used in) operating activities	(176,185)	349,489

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures—properties	(4,230)	(3,666)
Property sales	—	22
Note receivable and accrued interest—related party repayments	1,000	—
Investment in Saul Holdings and Saul Centers	2,081	1,469
Net proceeds from settlement escrow	—	9,628

	(1,149)	7,453

Banking
Proceeds from redemption of Federal Home Loan Bank stock	55,286	50,308
Proceeds from sale of loans	607,842	499,507
Net proceeds from sales of real estate	8,138	13,283
Net principal collected of loans receivable	1,548,232	944,130
Net purchases of automobiles subject to lease	(25,861)	(77,352)
Principal collected on mortgage-backed securities	344,607	264,514
Purchases of Federal Home Loan Bank stock	(54,450)	(22,121)
Purchases of investment securities	—	(665)
Purchases of mortgage-backed securities	—	(11,065)
Purchases of loans receivable	(2,557,458)	(1,327,025)
Purchases of property and equipment	(18,701)	(14,246)
Disbursements for real estate held for investment or sale	(2,127)	(5,199)

	(94,492)	314,069

Net cash provided by (used in) investing activities	(95,641)	321,522

Continued on following page.

Consolidated Statements of Cash Flows (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Six Months Ended March 31
(In thousands)	2003	2002
		(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing	$—	$1,386
Principal curtailments and repayments of mortgages	(5,237)	(4,188)
Proceeds from secured note financings	21,250	—
Repayments of secured note financings	(10,000)	(2,500)
Proceeds from sales of unsecured notes	2,440	7,969
Repayments of unsecured notes	(2,897)	(3,782)
Costs of obtaining financings	(571)	(204)
Dividends paid—preferred shares of beneficial interest	(6,000)	(6,000)

	(1,015)	(7,319)

Banking
Proceeds from customer deposits and sales of certificates of deposit	21,943,892	24,120,079
Customer withdrawals of deposits and payments for maturing certificates of deposit	(21,420,490)	(24,122,165)
Net increase in securities sold under repurchase agreements	(365,470)	(63,623)
Advances from the Federal Home Loan Bank	4,607,868	3,815,317
Repayments of advances from the Federal Home Loan Bank	(4,559,592)	(4,379,057)
Net increase (decrease) in other borrowings	55,461	(7,149)
Cash dividends paid on preferred stock	(4,875)	(4,875)
Cash dividends paid on common stock	(10,000)	(10,000)

	246,794	(651,473)

Net cash provided by (used in) financing activities	245,779	(658,792)

Net increase in cash and cash equivalents	(26,047)	12,219
Cash and cash equivalents at beginning of period	465,686	452,928

Cash and cash equivalents at end of period	$439,639	$465,147

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$4,944	$16,493
Banking
Cash and other deposits	434,695	448,654

Cash and cash equivalents at end of period	$439,639	$465,147

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)	$143,140	$173,262
Income taxes paid (received)	(6,136)	109
Shares of Saul Centers, Inc. common stock	3,874	4,201
Cash received during the year from:
Dividends on shares of Saul Centers, Inc. common stock	2,692	2,406
Distributions from Saul Holdings Limited Partnership	3,263	3,263
Supplemental disclosures of noncash activities:
Rollovers of notes payable—unsecured	3,383	2,620
Loans held for sale exchanged for trading securities	1,055,315	725,037
Loans receivable transferred to loans held for securitization and sale	250,000	454,085
Loans receivable transferred to real estate acquired in settlement of loans	2,067	1,882

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. General—In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust’s audited consolidated financial statements included in its Form 10-K/A for the fiscal year ended September 30, 2002. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

2. Consolidated financial statements—The accompanying financial statements include the accounts of B. F. Saul Real Estate Investment Trust and its wholly owned subsidiaries (the “Real Estate Trust”), which are involved in the ownership and development of income-producing properties. The accounts of the Trust’s 80%-owned banking subsidiary, Chevy Chase Bank, F.S.B., and its subsidiaries (“Chevy Chase” or the “Bank”) have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results and cash flows for two business segments: Real Estate and Banking. All significant intercompany transactions, except as disclosed elsewhere in the financial statements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the bank are presented gross in the Consolidated Statements of Cash Flows.

3. Taxes—The Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978. As a result of the Trust’s acquisition of an additional 20% equity interest in the Bank in June 1990, the Bank became a member of the Trust’s affiliated group filing consolidated federal income tax returns. The current effect of the Trust’s consolidation of the Bank’s operations into its federal income tax return results in the use of the Trust’s net operating losses and net operating loss carryforwards to reduce the federal income taxes the Bank would otherwise owe.

4. New accounting pronouncements—real estate—In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation NO. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others.” FIN 45 outlines the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees. It states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of its obligation. No liabilities have been recognized as a result of the adoption of FIN 45, and the Trust does not expect the adoption of FIN 45 to have a material impact on its financial condition or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which changes the guidelines for consolidation of and disclosure related to unconsolidated entities, if those unconsolidated entities qualify as variable interest entities, as defined in FIN 46. The Trust does not have any unconsolidated entities or variable interest entities and therefore the adoption on FIN 46 will not have an impact upon the consolidated financial statements.

5.    Automobile lease restatement—banking. In April 2003, the bank determined that its automobile leases do not meet the requirements for direct finance lease classification under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” As a result, the financial results for the bank’s fiscal years ended September 30, 2000, 2001 and 2002 were restated and the bank filed with the Office of Thrift Supervision a Form 10-K/A for the fiscal year ended September 30, 2002 reflecting restated financial results for each of those years. The financial results included in this report fully reflect the cumulative impact of the restatement.

Since entering the automobile leasing business in 1998, the bank has accounted for its automobile leases as direct financing leases. Under direct finance lease accounting, income is recognized in the same manner as interest income on loans. In contrast, under operating lease accounting, the financial statements reflect the ownership of automobiles and, instead of interest income, the Bank recognizes rental income equal to the full amount of the lease payment and also recognizes depreciation expense on the automobiles.

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

	Operating Lease Accounting	Direct Finance Lease Accounting
Automobile leases	Non-interest earning asset	Loans and leases
Income earned	Automobile rental income	Interest income
Depreciation expense	Non-interest expense	None
Net charge-offs	Automobile rental income	Loan loss provision
General valuation allowance	None	Loan loss reserve
Gain (loss) on disposition	Automobile rental income	Other income

AUTOMOBILE LEASE RESTATEMENT (Continued):

RESTATEMENT TABLE

	September 30, 2002
	As Reported	As Restated
ASSETS
Real Estate
Real estate, cash and notes receivable	$349,778	$349,778
Other assets	87,736	87,736

Total real estate assets	437,514	437,514

Banking
Cash	451,723	451,723
Loans held for securitzation and/or sale	1,223,035	1,223,035
Mortgage-backed and other securities	1,079,011	1,079,011
Loans receivable, net	7,611,344	6,485,949
Property and equiptment, net	472,417	472,417
Automobiles subject to lease, net	—	1,110,916
Interest-only strips receivable, net	89,306	89,306
Other	342,617	360,895

Total banking assets	11,269,453	11,273,252

Total assets	$11,706,967	$11,710,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Real Estate
Debt and accrued dividends payable	$595,859	$595,859
Other	67,517	67,517

Total real estate liabilities	663,376	663,376

Banking
Deposit accounts	7,437,585	7,437,585
Borrowings	2,362,448	2,362,448
Other	556,078	564,222
Capital notes—subordinated	250,000	250,000

Total banking liabilities	10,606,111	10,614,255

Minority interest held by affiliates	89,007	88,137
Minority interest—other	218,307	218,307

Total liabilities	11,576,801	11,584,075

Shareholders’ equity	130,166	126,691

Total liabilities and shareholders’ equity	$11,706,967	$11,710,766

AUTOMOBILE LEASE RESTATEMENT (Continued):

RESTATEMENT TABLE (Continued)

	Three Months Ended March 31, 2002		Six Months Ended March 31, 2002
	As Reported[1]	As Restated	As Reported[1]	As Restated
REAL ESTATE
Income	$30,353	$30,353	$60,311	$60,311
Expense	37,701	37,701	75,357	75,357
Equity earnings-unconsolidated subsidiary	2,763	2,763	5,055	5,055
Other	(47)	(47)	(94)	(94)

Real estate loss	(4,632)	(4,632)	(10,085)	(10,085)

BANKING
Net interest income:
Interest income	155,158	133,511	328,941	285,521
Interest expense	69,469	69,469	150,091	150,091

Net interest income	85,689	64,042	178,850	135,430
Provision for loan losses	14,976	12,098	32,896	29,889

Net interest income after provision for loan losses	70,713	51,944	145,954	105,541

Other income:
Servicing and securitization income	26,994	26,994	36,331	36,331
Deposit servicing fees	27,365	27,365	55,610	55,610
Automobile rental income, net	—	54,747	—	108,871
Gain on trading securities and sale of loans, net	3,994	3,994	10,037	10,037
Loss on real estate held for investment or sale, net	(50)	(50)	(963)	(963)
Other	9,116	8,749	19,128	18,423

Total other income	67,419	121,799	120,143	228,309

Operating Expenses
Salaries and employee benefits	50,359	50,359	99,863	99,863
Marketing expenses	1,171	1,171	4,029	4,029
Depreciation and amortization	9,443	44,520	18,244	88,035
Other operating expenses	42,902	42,903	88,946	88,947

Total operating expenses	103,875	138,953	211,082	280,874

Banking operating income	34,257	34,790	55,015	52,976

Total Company
Operating income	29,625	30,158	44,930	42,891
Income tax provision	10,414	10,625	15,082	14,276

Income before extraordinary intems and minority interest	19,211	19,533	29,848	28,615
Extraordinary item—early extinguishment of debt	—	—	—	—
Minority interest—affiliates	(3,169)	(3,233)	(4,750)	(4,503)
Minority intesest—other	(6,327)	(6,327)	(12,656)	(12,656)

Total Company Net Income	9,715	9,973	12,442	11,456
Dividends: Real Estate Trust’s preferred shares of beneficial interest	(1,355)	(1,355)	(2,709)	(2,709)

Net Income Available to Common Shareholders	$8,360	$8,618	$9,733	$8,747

Comprehensive Income
Net Income	$9,715	$9,973	$12,442	$11,456
Other Comprehensive Income (Loss)	(1,508)	(1,508)	2,451	2,451

Total Comprehensive Income	$8,207	$8,465	$14,893	$13,907

[1]	These columns include the effect of the restatements made in 2002 resulting from securitization and certain other adjustments.

AUTOMOBILE LEASE RESTATEMENT (Continued):

The Bank has discussed this reclassification and restatement with the Office of Thrift Supervision. The restatements have no material impact on the Bank’s regulatory capital levels in any of the relevant periods and the Bank’s regulatory capital ratios continue to exceed the requirements for classification as “well capitalized” in each of the relevant periods.

LOANS HELD FOR SECURITIZATION AND/OR SALE:

Loans held for securitization and/or sale is composed of the following:

	March 31, 2003	September 30, 2002
Single-family residential	$1,264,657	$930,613
Automobile	—	290,656
Home improvement and related loans	—	1,766

Total	$1,264,657	$1,223,035

LOANS RECEIVABLE:

Loans receivable is composed of the following:

	March 31, 2003	September 30, 2002
Single-family residential	$3,848,623	$3,624,711
Home equity	1,214,021	1,090,325
Real estate construction and ground	459,832	458,425
Commercial real estate and multifamily	21,578	20,578
Commercial	1,514,697	1,518,308
Automobile	625,211	333,078
Subprime automobile	153,227	232,001
Home improvement and related loans	71,017	101,156
Overdraft lines of credit and other consumer	36,053	37,300

	7,944,259	7,415,882

Less:
Undisbursed portion of loans	821,798	913,366
Unearned discounts and net deferred loan origination costs	(51,854)	(49,512)
Allowance for losses on loans	63,487	66,079

	833,431	929,933

Total	$7,110,828	$6,485,949

REAL ESTATE HELD FOR INVESTMENT OR SALE:

The Bank’s real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank’s real estate acquired in settlement of loans, or real estate owned (“REO”), is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

	March 31, 2003	September 30, 2002
Real estate held for investment (net of allowance for losses of $202 for both periods)	$925	$925
Real estate held for sale (net of allowance for losses of $71,279 and $71,293, respectively)	24,956	23,372

Total real estate held for investment or sale	$25,881	$24,297

GOODWILL AMORTIZATION

The Bank adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), on October 1, 2002. SFAS 142 supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 established new guidance on accounting for goodwill and other assets acquired in a business combination and reaffirms that acquired intangible assets should initially be recognized at fair value and the costs of internally developed intangible assets should be charged to expense as incurred. SFAS 142 also requires that goodwill arising in a business combination should no longer be amortized, but, instead, be subjected to impairment testing. An impairment loss is recognized if fair value is less than the carrying amount. At March 31, 2003, the fair value of the goodwill recorded on the Bank’s balance sheet exceeded its carrying value.

As a result of adopting SFAS 142, the Bank did not record goodwill amortization expense during the three and six months ended March 31, 2003. The following table sets forth net income for the three and six month periods ended March 31, 2002 on a pro forma basis, excluding goodwill amortization.

	Three Months Ended March 31, 2002	Six Months Ended March 31, 2002
Net income:
As reported	$17,755	$25,693
Add back:
Goodwill amortization, net of related tax	735	1,470

Pro forma net income	$18,490	$27,163

BUSINESS SEGMENTS:

The Bank has three operating segments: retail banking, commercial banking, and nonbanking services. Retail banking consists of traditional banking services, which include lending and deposit products offered to retail and small business customers. Commercial banking also consists of traditional banking services, as well as products and services tailored for larger corporate customers. Nonbanking services include asset management and similar services offered by subsidiaries of the Bank. The Trust’s real estate operations represent one segment.

BUSINESS SEGMENTS (Continued):

Selected segment information is as follows:

	Retail Banking	Other(1)	Total
Six Months Ended March 31, 2003
Operating income	$315,605	$23,013	$338,618
Operating expense	254,615	20,577	275,192

Pre-tax core earnings	60,990	2,436	63,426
Taxes on core earnings	(23,530)	(1,065)	(24,595)

Core earnings, net of tax	37,460	1,371	38,831
Non-core items	(3,921)	(681)	(4,602)
Taxes on non-core items	1,516	269	1,785

Income before minority interest	35,055	959	36,014
Minority interest, net of tax	(5,019)	—	(5,019)

Net income (loss)	$30,036	$959	$30,995

Average assets	$10,422,377	$1,144,766	$11,567,143

Six Months Ended March 31, 2002
Operating income	$323,534	$23,028	$346,562
Operating expense	259,053	20,764	279,817

Pre-tax core earnings	64,481	2,264	66,745
Taxes on core earnings	(25,699)	(1,071)	(26,770)

Core earnings, net of tax	38,782	1,193	39,975
Non-core items	(11,023)	(4,443)	(15,466)
Taxes on non-core items	4,475	1,728	6,203

Income before minority interest	32,234	(1,522)	30,712
Minority interest, net of tax	(5,019)	—	(5,019)

Net income (loss)	$27,215	$(1,522)	$25,693

Average assets	$10,084,376	$1,093,953	$11,178,329

(1)	Includes commercial banking and non-banking services.

The financial information for each segment is reported on the basis used internally by the Bank’s management to evaluate performance. Pretax core earnings excludes certain items such as gains and losses related to certain securitization transactions, adjustments to loan loss reserves in excess of net charge-offs, amortization of goodwill, and certain other nonrecurring items. Items excluded from pretax core earnings are shown as non-core items. Measurement of the performance of these segments is based on the management structure of the Bank and is not necessarily comparable with financial information from other entities. The information presented is not necessarily indicative of the segment’s results of operations if each of the segments were independent entities.

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

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at March 31, 2003, consisted primarily of hotels, office projects, and land parcels. During the quarter ended March 31, 2003, the Real Estate Trust’s hotel portfolio included 18 properties containing 3,578 available rooms.

The hotel portfolio experienced an average occupancy rate of 56% and an average room rate of $86.35 during the six-month period ended March 31, 2003, compared to an average occupancy of 55% and an average room rate of $86.05 during the same period in the prior year. REVPAR (revenue per available room) for the hotels was $48.37 for the six-month period ended March 31, 2003, a 2.0% increase over REVPAR for the six-month period ended March 31, 2002 of $47.61.

Office space in the Real Estate Trust’s office property portfolio was 88% leased at March 31, 2003, compared to a leasing rate of 87% at March 31, 2002. At March 31, 2003, the Real Estate Trust’s office property portfolio consisted of 13 properties and had a total gross leasable area of 1,978,000 square feet, of which 165,000 square feet (8.4%) and 198,000 square feet (10.0%) are subject to leases expiring in the remainder of fiscal 2003 and fiscal 2004.

BANKING

Restatement of Prior Period Financial Statements. After recent consultations with the Bank’s independent auditors, the Bank determined that its automobile leases do not meet the requirements for direct finance lease classification under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” As a result, the financial results for the Bank’s fiscal years ended September 30, 2000, 2001 and 2002 were restated and the Bank has filed with the Office of Thrift Supervision an amended Form 10-K/A for its fiscal year ended September 30, 2002 reflecting restated financial results for each of those years.

The restatements reduce bank operating income by approximately $1.3 million, from $18.0 million to $16.7 million, for fiscal year 2000, approximately $0.7 million, from $34.6 million to $33.9 million, for fiscal year 2001 and approximately $1.5 million, from $27.4 million to $25.9 million, for fiscal year 2002. In addition, the restatements increase bank operating income by approximately $0.6 million, from $5.6 million to $6.2 million, for the three months ended December 31, 2002. The financial results included in this report reflect the adjustments as of or for the three months and six months ended March 31, 2003 and 2002.

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

Over the life of a lease, the income and cash flows recognized under direct finance lease accounting and operating lease accounting are the same. However, the timing of revenue recognition is different. Under operating lease accounting, revenue is recognized on a constant periodic basis and under direct finance lease accounting revenue is recognized on a declining periodic basis. See note 2 to the Condensed Consolidated Financial Statements included in this report.

The Bank has discussed this reclassification and restatement with the Office of Thrift Supervision. The restatements have no material impact on the Bank’s regulatory capital levels in any of the relevant periods and the Bank’s regulatory capital ratios continue to exceed the requirements for classification as “well capitalized” in each of the relevant periods.

General. The bank’s total assets at March 31, 2003 were unchanged from the previous quarter at $11.6 billion. Total loans increased $239.0 million during the quarter to $8.4 billion at March 31, 2003. Production of single-family residential loans and home equity loans increased, but was partially offset by the securitization and/or sale of $1.4 billion of single-family residential loans. The bank recorded operating income of $30.3 million during the quarter ended March 31, 2003, compared to operating income $34.8 million in the prior corresponding quarter. Net interest income and other income declined in the current quarter, but were partially offset by a decrease in the provision for loan losses and a decrease in operating expenses.

At March 31, 2003, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.57%, 5.57%, 7.15% and 10.86%, respectively. The Bank’s regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). See “Capital.”

Effective March 26, 2003, the Bank stopped originating indirect automobile loans and leases. The Bank will continue its collection efforts on the existing portfolios, and will continue to serve its customers by making direct prime automobile loans.

During the quarter ended March 31, 2003, the Bank declared and paid out of retained earnings a cash dividend on its Common Stock in the amount of $500 per share.

At March 31, 2003, property and equipment includes an office building under contract of sale. Included in depreciation and amortization expense during the six months ended March 31, 2003, is a $4.6 million fair market value adjustment based on the contracted sales price.

Asset Quality. Non-Performing Assets. The following table sets forth information concerning the Bank’s non-performing assets. The figures shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	March 31, 2003	December 31, 2002	September 30, 2002
Non-performing assets:
Non-accrual loans:
Residential	$11,723	$16,074	$13,680
Real estate and construction and ground	1,509	1,509	653

Total non-accrual real estate loans	13,232	17,583	14,333
Commercial	—	521	2,329
Subprime automobile	5,618	9,358	7,755
Other consumer	2,319	2,416	2,136

Total non-accrual loans (1)	21,169	29,878	26,553

Real estate owned	96,235	94,853	94,665
Allowance for losses on real estate owned	(71,279)	(71,193)	(71,293)

Real estate owned, net	24,956	23,660	23,372

Total non-performing assets	$46,125	$53,538	$49,925

Allowance for losses on loans	$63,487	$67,099	$66,079
Allowance for losses on real estate held for investment	202	202	202
Allowance for losses on real estate owned	71,279	71,193	71,293

Total allowances for losses	$134,968	$138,494	$137,574

Ratios:
Non-performing assets to total assets	0.40%	0.46%	0.44%

Allowance for losses on real estate loans to non-accrual real estate loans (1)	44.66%	31.50%	44.04%

Allowance for losses on other consumer loans to non-accrual other consumer loans (1)(2)	496.82%	340.39%	393.65%

Allowance for losses on loans to non-accrual loans (1)	299.91%	224.58%	248.86%

Allowance for losses on loans to total loans receivable (3)	0.75%	0.82%	0.85%

(1)	Before deduction of allowances for losses.
(2)	Includes subprime automobile loans.
(3)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets totaled $46.1 million, after valuation allowances on REO of $71.3 million, at March 31, 2003, compared to $53.5 million, after valuation allowances on REO of $71.2 million, at December 31, 2002. In addition to the valuation allowances on REO, the Bank maintained $63.5 million and $67.1 million of valuation allowances on its loan portfolio at March 31, 2003 and December 31, 2002, respectively. The $7.4 million decrease in non-performing assets for the current quarter resulted from an $8.7 million decrease in non-accrual loans which was offset by a $1.3 million increase in REO. See “Non-accrual Loans” and “REO.”

Non-accrual Loans. The Bank’s non-accrual loans decreased to $21.2 million at March 31, 2003, from $29.9 million at December 31, 2002, when delinquencies are at their traditional season high. Non-accrual real estate loans decreased to $13.2 million from $17.6 million and non-accrual consumer and other loans decreased to $7.9 million from $12.3 million. Total non-accrual consumer loans decreased primarily as a result of decreases of delinquent residential real estate loans and subprime automobile loans.

REO. At March 31, 2003, the Bank’s REO totaled $25.0 million, after valuation allowances on those assets of $71.3 million as set forth in the following table. The principal component of REO consists of two planned unit developments (the “Communities”), both of which are under active development. Only commercial ground properties remain in the two Communities.

	Number Of Properties	Gross Balance	Charge- Offs	Balance Before Valuation Allowances	Valuation Allowances	Balance After Valuation Allowances	Percent of Total
	(dollars in thousands)
Communities	2	$96,474	$9,699	$86,775	$67,648	$19,127	76.6%
Commercial ground	1	10,173	2,732	7,441	3,631	3,810	15.3%
Single-family residential properties	10	2,256	237	2,019	—	2,019	8.1%

Total REO	13	$108,903	$12,668	$96,235	$71,279	$24,956	100.0%

During the three months ended March 31, 2003, REO increased $1.3 million primarily as a result of lot finishing costs, ongoing development costs and additions of single-family residential properties to REO which were offset by sales in the Communities.

Delinquent Loans. At March 31, 2003, delinquent loans totaled $61.6 million, or 0.7% of loans, compared to $88.7 million, or 1.1% of loans, at December 31, 2002. The following table sets forth information regarding the Bank’s delinquent loans at March 31, 2003.

	Principal Balance					Total as a Percentage of Loans(1)
	Real Estate Loans	Subprime Automobile Loans	Commercial	Other Consumer Loans	Total
	(Dollars in Thousands)
Loans delinquent for:
30-59 days	$6,323	$24,200	$3,531	$6,621	$40,675	0.5%
60-89 days	11,360	7,615	9	1,940	20,924	0.2%

Total	$17,683	$31,815	$3,540	$8,561	$61,599	0.7%

(1)	Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Real estate loans classified as delinquent 30-89 days consists of single-family residential permanent mortgage loans, home equity loans and other real estate loans. Total delinquent real estate loans increased to $17.7 million at March 31, 2003, from $12.4 million at December 31, 2002, due to the delinquency of one $7.2 million other real estate loan, which was brought current subsequent to March 31, 2003.

Delinquent subprime automobile loans decreased to $31.8 million at March 31, 2003, from $50.8 million at December 31, 2002, primarily because delinquencies are at their traditional season high in the December quarter and also because the Bank’s portfolio of these loans continues to decline as a result of the Bank’s prior decision to discontinue origination of these loans.

Commercial loans classified as delinquent 30-89 days consisted of 14 loans totaling $3.5 million at March 31, 2003 compared to 24 loans totaling $13.3 million at December 31, 2002.

Other consumer loans classified as delinquent 30-89 days decreased to $8.6 million at March 31, 2003, from $12.3 million at December 31, 2002, when the delinquencies are at their traditional seasonal high.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. Potential problem assets declined to $17.4 million in the current quarter from $23.6 million at December 31, 2002.

Troubled Debt Restructurings. At March 31, 2003 and December 31, 2002, the Bank had no troubled debt restructurings.

Real Estate Held for Investment. At March 31, 2003 and December 31, 2002, real estate held for investment consisted of one property with book value of $0.9 million, net of valuation allowances of $0.2 million.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans and the allowance for losses on real estate held for investment or sale. These tables reflect charge-offs taken against assets during the periods indicated and may include charge-offs taken against assets which the Bank disposed of during such periods.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Six Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003
Balance at beginning of year	$66,079	$57,018	$67,099

Provision for loan losses	14,459	29,889	4,536

Charge-offs:
Single family residential and home equity	(624)	(484)	(483)
Commercial	(380)	—	(380)
Subprime automobile	(16,906)	(22,527)	(7,869)
Other consumer	(5,872)	(6,734)	(2,917)

Total charge-offs	(23,782)	(29,745)	(11,649)

Recoveries :
Single family residential and home equity	116	44	95
Commercial	6	9	5
Subprime automobile	5,001	4,896	2,602
Other consumer	1,608	1,041	799

Total recoveries	6,731	5,990	3,501

Charge-offs, net of recoveries	(17,051)	(23,755)	(8,148)

Balance at end of year	$63,487	$63,152	$63,487

Provision for loan losses to average loans (1) (2)	0.36%	0.82%	0.22%
Net loan charge-offs to average loans (1) (2)	0.42%	0.65%	0.39%
Ending allowance for losses on loans to total loans (2) (3)	0.75%	0.89%	0.75%

(1)	Annualized
(2)	Includes loans held for securitization and/or sale.
(3)	Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	March 31,				September 30, 2002
	2003		2002
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of period allocated to:
Single-family residential	$1,953	60.9%	$2,485	60.9%	$1,953	59.0%
Home equity	748	14.5	539	14.0	817	14.1
Commercial real estate and multifamily	171	0.3	160	0.3	124	0.3
Real estate construction and ground	3,038	3.1	4,641	2.7	3,419	3.4
Commercial	18,145	10.7	10,516	10.3	16,934	10.4
Prime automobile	4,750	7.5	3,780	7.8	4,150	8.0
Subprime automobile	32,000	1.8	32,000	2.4	32,000	3.0
Home improvement and related loans	966	0.8	1,694	1.1	1,151	1.3
Overdraft lines of credit and other consumer	1,716	0.4	610	0.5	1,635	0.5
Unallocated	—	—	6,727	—	3,896	—

Total	$63,487		$63,152		$66,079

Real Estate Held for Investment or Sale

(Dollars in thousands)

Activity in Allowance for Losses
	Six Months Ended March 31,		Three Months Ended March 31, 2003
	2003	2002
Balance at beginning of period:
Real estate held for investment	$202	$202	$202
Real estate held for sale	71,293	85,152	71,193

Total	71,495	85,354	71,395

Provision for real estate losses:
Real estate held for sale	—	2,100	—

Total	—	2,100	—

Chargeoffs net of recoveries:
Real estate held for sale:
Communities	(14)	(1,986)	86

Total net (chargeoffs) recoveries	(14)	(1,986)	86

Balance at end of period:
Real estate held for investment	202	202	202
Real estate held for sale	71,279	85,266	71,279

Total	$71,481	$85,468	$71,481

Components of Allowance for Losses
	March 31, 2003	December 31, 2002	September 30, 2002
Allowance for losses on real estate held for investment	$202	$202	$202

Allowance for losses on real estate held for sale:
Residential ground	—	—	100
Commercial ground	3,631	3,631	3,631
Communities	67,648	67,562	67,562

Total	71,279	71,193	71,293

Total allowance for losses on real estate held for investment or sale	$71,481	$71,395	$71,495

At March 31, 2003, the Bank’s total valuation allowances for losses on loans and real estate held for investment or sale decreased to $135.0 million, from $138.5 million at December 31, 2002. Management reviews the adequacy of the valuation allowances on loans and leases and real estate using a variety of measures and tools including historical loss performance, delinquency status, internal risk ratings, current economic conditions and current underwriting policies and procedures. Using this analysis, management determines a range of acceptable valuation allowances. Management believes that the overall level of the allowance is appropriate.

The allowance for losses on loans secured by real estate and real estate held for investment or sale totaled $77.4 million at March 31, 2003, which constituted 70.7% of total non-performing real estate assets, before valuation allowances. During the three months ended March 31, 2003, the Bank recorded net charge-offs of $0.5 million on these assets. The allowance for losses on real estate held for sale at March 31, 2003 is in addition to approximately $12.7 million of cumulative charge-offs previously taken against assets remaining in the Bank’s portfolio at March 31, 2003.

At March 31, 2003 and December 31, 2002, the combined allowance for losses on consumer loans, including automobile, subprime automobile, home improvement and related loans, overdraft lines of credit and other consumer loans was $39.4 million and $40.1 million, respectively. Net charge-offs of consumer and other loans totaled $7.4 million for the three months ended March 31, 2003, compared to $8.8 million for the three months ended December 31, 2002. The decline in net chargeoffs is attributable to declining subprime automobile loan balances coupled with decreased delinquencies following December’s traditional seasonal high.

Asset and Liability Management. The following table presents the interest rate sensitivity of the Bank’s interest-earning assets and interest-bearing liabilities at March 31, 2003, which reflects loan amortization and management’s estimate of loan prepayments. Variable rate loans are assumed to mature in the period in which their interest rates are next scheduled to adjust. Prepayment rates for the Bank’s loans are based on recent actual and market experience. Statement savings accounts with balances under $20,000 are classified based upon management’s assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
As of March 31, 2003
Real estate loans:
Adjustable-rate	$3,052,855	$250,810	$306,467	$195,182	$53,152	$3,858,466
Fixed-rate	75,363	57,630	175,041	110,900	199,815	618,749
Home equity credit lines and second mortgages	872,730	3,051	10,131	7,468	19,749	913,129
Commercial	746,293	22,626	71,112	46,983	8,598	895,612
Consumer and other	236,836	177,973	357,041	98,629	17,096	887,575
Loans held for securitization and/or sale	1,264,657	—	—	—	—	1,264,657
Mortgage-backed securities	123,772	82,075	116,326	80,643	279,569	682,385
Other investments	233,932	—	46,395	—	—	280,327

Total interest-earning assets	6,606,438	594,165	1,082,513	539,805	577,979	9,400,900
Total non-interest earning assets	—	—	—	—	2,171,395	2,171,395

Total assets	$6,606,438	$594,165	$1,082,513	$539,805	$2,749,374	$11,572,295

Deposits:
Fixed maturity deposits	$1,187,662	$446,198	$293,786	$61,027	$—	$1,988,673
NOW, statement and passbook accounts	2,424,297	48,736	162,322	110,480	235,446	2,981,281
Money market deposit accounts	2,123,911	—	—	—	—	2,123,911
Borrowings:
Capital notes—subordinated	—	—	150,000	—	100,000	250,000
Other	499,543	700,688	782,636	25,412	92,437	2,100,716

Total interest-bearing liabilities	6,235,413	1,195,622	1,388,744	196,919	427,883	9,444,581
Minority interest	—	—	—	—	144,000	144,000
Total non-interest bearing liabilities	—	—	—	—	1,436,425	1,436,425
Stockholders’ equity	—	—	—	—	547,289	547,289

Total liabilities & stockholders’ equity	$6,235,413	$1,195,622	$1,388,744	$196,919	$2,555,597	$11,572,295

Gap	$371,025	$(601,457)	$(306,231)	$342,886	$150,096
Cumulative gap	$371,025	$(230,432)	$(536,663)	$(193,777)	$(43,681)
Cumulative gap as a percentage of total assets	3.2%	(2.0)%	(4.6)%	(1.7)%	(0.4)%

The interest sensitivity “gap” shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing and/or maturity within the same period. The one-year gap, as a percentage of total assets, was a negative 2.0% at March 31, 2003, compared to a positive 0.7% at December 31, 2002. The change in the Bank’s one year gap during this period results from increased origination of short-term adjustable rate mortgage loans offset by increases in the Bank’s short-term deposits and other fundings. The Bank continues to consider a variety of strategies to manage its interest rate risk position.

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

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. During the six-month period ended March 31, 2003, the Bank made tax sharing payments totaling $5.8 million and dividend payments of $8.0 million to the Real Estate Trust. Tax sharing and dividend payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

During the six-month period ended March 31, 2003, the Trust has purchased through dividend reinvestment 174,000 shares of common stock of Saul Centers and as of March 31, 2003 owned approximately 3,584,000 shares representing 23.2% of such company’s outstanding common stock. As of March 31, 2003, the market value of these shares was approximately $82.6 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership (“Saul Holdings Partnership”) the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the six-month period ended March 31, 2003, the Real Estate Trust received total cash distributions of $3.3 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s lines of credit banks.

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

As of March 31, 2003, the Real Estate Trust has available a $50.0 million revolving credit line with an unrelated bank. The current maturity date for this line is September 29, 2004. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At March 31, 2003 the Real Estate Trust had no outstanding borrowings under the facility.

As of March 31, 2003, the Real Estate Trust has available a $35.0 million revolving credit line with an unrelated bank, secured by a portion of the Real Estate Trust’s ownership interest in Saul Holdings Partnership. The current maturity date for this line is November 15, 2004. Interest is computed by reference to a floating rate index. At March 31, 2003, the Real Estate Trust had $13 million in outstanding borrowings under the facility.

The maturity schedule for the Real Estate Trust’s outstanding debt at March 31, 2003 for the balance of fiscal 2003 and subsequent years is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes Payable	Notes Payable Secured	Notes Payable Unsecured	Total
2003 (1)	$34,568	$—	$6,071	$40,639
2004	19,723	—	12,015	31,738
2005	15,286	13,000	10,317	38,603
2006	94,493	—	6,692	101,185
2007	4,582	—	4,388	8,970
Thereafter	151,746	200,000	15,216	366,962

Total	$320,398	$213,000	$54,699	$588,097

(1)	April 1, 2003—September 30, 2003

Of the $320.4 million of mortgage debt outstanding at March 31, 2003, $295.1 million was nonrecourse to the Real Estate Trust.

DEVELOPMENT AND CAPITAL EXPENDITURES

On June 29, 2000, the Real Estate Trust purchased a 6.17 acre site in the Loudoun Tech Center, a 246-acre business park located in Loudoun County, Virginia, for $1.1 million. The site was purchased for the purpose of developing an 81,000 square foot office/flex building to be known as Loudoun Tech Phase I. The cost of development is expected to be $8.4 million upon completion of tenant build-out and will be financed by a $7.4 million construction loan, which has a five-year term, a floating interest rate and one two-year renewal option. Construction of the base building was completed in December 2000, and the building was placed in service during December 2001. No leases have been signed as yet for space in the building. As of March 31, 2003, the Trust’s building basis approximates $5.4 million while the outstanding construction loan balance is $4.0 million.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $12.0 to $18.0 million per year for the next several years.

BANKING

Capital. At March 31, 2003, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at March 31, 2003, in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$547,289
Minority interest in REIT Subsidiary (1)	144,000
	691,289
Adjustments for tangible and core capital:
Intangible assets	(42,901)
Non-includable subsidiaries (2)	(961)
Non-qualifying purchased/originated loan servicing rights	(5,089)

Total tangible capital	642,338	5.57%	$173,095	1.50%	$469,243	4.07%

Total core capital (3)	642,338	5.57%	$461,586	4.00%	$180,752	1.57%

Tier 1 risk-based capital (3)	642,338	7.15%	$356,774	4.00%	$285,564	3.15%

Adjustments for total risk-based capital:
Subordinated capital debentures	250,000
Allowance for general loan losses	63,487

Total supplementary capital	313,487

Total available capital	955,825
Equity investments (2)	(1,919)

Total risk-based capital (3)	$953,906	10.86%	$713,547	8.00%	$240,359	2.86%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
(2)	Reflects an aggregate offset of $0.2 million representing the allowance for general loan losses maintained against the Bank's equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a “credit” against the deductions from capital otherwise required for such investments.
(3)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank’s REO at March 31, 2003, after valuation allowances of $71.3 million, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1991	19,127	(1)
1995	3,810	(1)
2002	401
2003	1,618

Total REO	$24,956

(1)	The Bank has received, from the OTS, an extension of the holding periods of these REO properties through February 7, 2004.

Liquidity. The Bank’s average liquidity ratio for the quarter ended March 31, 2003, was 5.9%, compared to 6.6% for the quarter ended December 31, 2002.

As part of its mortgage banking activities, the Bank sold $1.4 billion of single-family residential loans during the current quarter. As part of its operating strategy, the Bank continually explores opportunities to sell assets and to securitize and sell various loan receivables to meet liquidity and other balance sheet objectives.

In connection with its loan origination, securitization and sale activities, the Bank generally retains various interests in the sold loans, including servicing assets and interest-only strips receivable. The Bank may also retain a limited amount of recourse to its securitization transactions through one or more means, most often through the establishment of reserve accounts, overcollateralization of receivables or retention of subordinated asset-backed certificates. The Bank records these interests as assets on its financial statements. In some cases, the Bank determines the carrying value of the retained assets based on expected future cash flows to be received by the Bank from the underlying assets. Some of these cash flows are payable to the Bank before the claim of others, while other cash flows are subordinated to the claims of others. The tables below summarize the carrying value of these assets at March 31, 2003 and December 31, 2002.

	March 31, 2003
	Not Subordinated	Subordinated	Total
	(in thousands)
Servicing assets	$70,553	$—	$70,553
Interest-only strips receivable	88,067	20,139	108,206
Overcollateralization of loans	—	7,066	7,066
Reserve accounts	1,862	16,777	18,639

Total	$160,482	$43,982	$204,464

	December 31, 2002
	Not Subordinated	Subordinated	Total
	(in thousands)
Servicing assets	$61,779	$—	$61,779
Interest-only strips receivable	65,142	26,314	91,456
Overcollateralization of loans	—	9,893	9,893
Reserve accounts	1,433	17,569	19,002

Total	$128,354	$53,776	$182,130

The increase in servicing assets and interest-only strips receivable was due to the increased securitization and sale activity in the current quarter.

The Bank also is obligated under various recourse provisions related to the swap of single-family residential loans for mortgage-backed securities issued by the Bank. At March 31, 2003, recourse to the Bank under these arrangements was $5.1 million, consisting of restricted cash accounts of $2.8 million and overcollateralization of receivables of $2.3 million.

The Bank also is obligated under a recourse provision related to the servicing of certain of its residential mortgage loans. At March 31, 2003 and December 31, 2002, recourse to the Bank under this arrangement totaled $3.4 million.

There were no material commitments for capital expenditures at March 31, 2003.

The Bank’s liquidity requirements in fiscal year 2003, and for years subsequent to fiscal year 2003, will continue to be affected both by the asset size of the Bank, the growth of which will be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the Bank’s primary sources of funds will be sufficient to meet the Bank’s foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003, (the “2003 quarter”) COMPARED TO THREE MONTHS ENDED MARCH 31, 2002, (the “2002 quarter”)

REAL ESTATE

The Real Estate Trust recorded a loss before depreciation and amortization of $1.3 million and an operating loss of $6.8 million in the quarter ended March 31, 2003 (the “2003 quarter”) compared to income before depreciation and amortization of $178,000 and an operating loss of $4.6 million in the quarter ended March 31, 2002, (the “2002 quarter”) . The changes reflect declining results in operations of hotels, higher depreciation and amortization expense, lower earnings from unconsolidated entities, and impairment losses on investments.

Income after direct operating expenses from hotels decreased $267,000 (4.2%) in the 2003 quarter from the level achieved in the 2002 quarter. The decrease in total revenue of $63,000 (0.3%) consisted of greater room sales of $41,000 offset by lower food, beverage and other revenue of $104,000. This decrease in total revenue was coupled with an increase of $204,000 (1.5%) in direct operating expenses.

Income after direct operating expenses from office and industrial properties increased $313,000 (4.5%) in the 2003 quarter from the 2002 quarter. The two new properties produced an increase of $332,000, while the results from the eleven office properties owned throughout both quarters produced a decrease of $19,000. Gross income increased $559,000 (5.8%), while expenses increased $247,000 (9.0%). For the eleven office properties owned throughout both periods, total revenue increased by $97,000 (1.0%) and the increase in direct operating expenses was $116,000 (4.3%).

Other income decreased $57,000 (15.3%) in the 2003 quarter from the 2002 quarter principally due to lower interest income in the current quarter.

Land parcels and other expense increased $29,000 (13.3%) in the 2003 quarter from the 2002 quarter due to higher real estate taxes.

Interest expense decreased $151,000 (1.2%) in the 2003 quarter because of lower average interest rates on outstanding borrowings. Average balances of the Real Estate Trust’s outstanding borrowings increased to $583.8 million for the 2003 quarter from $578.1 million for the 2002 quarter. Average interest rates in the 2003 and 2002 quarters were 8.63% and 8.90%, respectively.

Capitalized interest decreased $117,000 (100.0%) in the 2003 quarter since there was no development activity in the current period.

Amortization of debt expense increased $102,000 (52.1%) in the 2003 quarter, primarily due to costs incurred in connection with obtaining and refinancing mortgage loans in recent periods.

Depreciation increased $677,000 (14.7%) in the 2003 quarter, largely as a result of new income-producing assets placed in service in recent periods.

Advisory, management and leasing fees paid to related parties increased $6,000 (0.2%) in the 2003 quarter from their level in the 2002 quarter. The monthly advisory fees were $458,000 in the 2003 quarter, compared to $475,000 in the 2002 quarter, a decrease aggregating $51,000 (3.6%). Management and leasing fees increased $57,000 (3.6%) in the current quarter, reflecting increased gross revenues from properties on which fees are based.

General and administrative expense decreased $108,000 (21.6%) in the 2003 quarter, primarily due to decreases in legal expenses of $34,000 (11.3%), and $86,000 (65.1%) in other administrative expenses.

Equity in earnings of unconsolidated entities reflected earnings of $1,807,000 in the 2003 quarter as compared to earnings of $2,763,000 in the 2002 quarter, a decrease of $956,000 (34.6%). Earnings from Saul Holdings and Saul Centers were lower by $642,000 in the current quarter and losses from other investments were greater by $314,000 in the current quarter.

Impairment loss on investments increased $578,000 in the 2003 quarter, due to additional write downs of certain non-public investments accounted for under the cost method.

BANKING

Overview. The Bank recorded operating income of $30.3 million for the three months ended March 31, 2003 (the “2003 quarter”), compared to operating income of $34.8 million for the three months ended March 31, 2002 (the “2002 quarter”). Net interest income and other income declined in the current quarter, but were partially offset by a decrease in the provision for loan losses and a decrease in operating expenses.

Net Interest Income. Net interest income, before the provision for loan losses, decreased $3.4 million (or 5.3%) in the 2003 quarter compared to the 2002 quarter. There was no interest income recorded during the 2003 quarter on non-accrual assets and restructured loans. The Bank would have recorded interest income of $0.5 million for the 2003 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank’s net interest income in future periods will continue to be adversely affected by the Bank’s non-performing assets. See “Financial Condition—Asset Quality—Non-Performing Assets.”

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis

(Dollars in thousands)

	Three Months Ended March 31,
	2003			2002
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net(1)	$8,274,005	$99,257	4.80%	$7,208,161	$111,130	6.17%
Mortgage-backed securities	734,725	10,042	5.47	1,261,895	19,010	6.03
Federal funds sold and securities
purchased under agreements to resell	82,291	257	1.25	63,992	283	1.77
Trading securities	80,623	1,178	5.84	59,264	1,037	7
Investment securities	46,412	296	2.55	46,319	384	3.32
Other interest-earning assets	185,957	1,468	3.16	207,114	1,667	3.22

Total	9,404,013	112,498	4.79	8,846,745	133,511	6.04

Noninterest-earning assets:
Cash	308,613			192,763
Real estate held for investment or sale	25,509			30,371
Property and equipment, net	468,422			454,917
Automobiles subject to lease, net	1,093,277			1,108,283
Goodwill and other intangible assets, net	24,663			26,091
Other assets	214,915			315,335

Total assets	$11,539,412			$10,974,505

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$1,747,368	1,134	0.26	$1,500,238	1,109	0.30
Savings deposits	1,073,237	1,227	0.46	946,598	2,289	0.97
Time deposits	1,991,575	13,263	2.66	2,489,490	26,974	4.33
Money market deposits	2,081,531	5,375	1.03	1,784,169	7,714	1.73

Total deposits	6,893,711	20,999	1.22	6,720,495	38,086	2.27
Borrowings	2,764,838	30,847	4.46	2,623,237	31,383	4.79

Total liabilities	9,658,549	51,846	2.15	9,343,732	69,469	2.97

Noninterest-bearing items:
Noninterest-bearing deposits	1,021,687			821,223
Other liabilities	190,222			173,367
Minority interest	144,000			144,000
Stockholders’ equity	524,954			492,183

Total liabilities and stockholders’ equity	$11,539,412			$10,974,505

Net interest income		$60,652			$64,042

Net interest spread(2)			2.64%			3.06%

Net yield on interest-earning assets(3)			2.58%			2.90%

Interest-earning assets to interest-bearing liabilities			97.36%			94.68%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002 Increase (Decrease) Due to Change in (1)
	Volume	Rate	Total Change
Interest income:
Loans (2)	$74,204	$(86,077)	$(11,873)
Mortgage-backed securities	(7,337)	(1,631)	(8,968)
Federal funds sold and securities
purchased under agreements to resell	315	(341)	(26)
Trading securities	1,038	(897)	141
Investment securities	5	(93)	(88)
Other interest-earning assets	(168)	(31)	(199)

Total interest income	68,057	(89,070)	(21,013)

Interest expense:
Deposit accounts	6,547	(23,634)	(17,087)
Borrowings	7,370	(7,906)	(536)

Total interest expense	13,917	(31,540)	(17,623)

Increase in net interest income	$54,140	$(57,530)	$(3,390)

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in the 2003 quarter decreased $21.0 million (or 15.7%) from the 2002 quarter as a result of lower average yields on loans receivable, which was partially offset by increases in the average balances of loans receivable of $1.1 billion. Also contributing to the decreased income were lower average yields and lower average balances of mortgage-backed securities.

The Bank’s net interest spread decreased to 2.64% in the 2003 quarter, from 3.06% in the 2002 quarter. The average yield of interest-earning assets decreased at a greater rate than the rate of decrease in the average cost of interest-bearing liabilities. Average interest-earning assets as a percentage of average interest-bearing liabilities increased to 97.4% for the 2003 quarter, compared to 94.7% for the 2002 quarter.

Interest income on loans, the largest category of interest-earning assets, decreased $11.9 million from the 2002 quarter primarily because of lower average yields. The decreased average yield on the loan portfolio was primarily due to declines in the various indices on which interest rates on adjustable rate loans are based. The average yield on the loan portfolio decreased 137 basis points (from 6.17% to 4.80%) from the 2002 quarter. Lower average yields on single-family residential loans during the 2003 quarter resulted in a $6.2 million (or 9.3%) decrease in interest income. An increase in the average balance of single-family loans receivable of $681.7 million partially offset this decrease. In addition, lower average yields and, to a lesser extent, lower average balances of automobile loans resulted in a $6.7 million (or 30.4%) decrease in interest income.

Interest income on mortgage–backed securities decreased $9.0 million (or 47.2%) primarily because of lower average balances of $527.2 million and, to a lesser extent, a decrease in the average interest rates on those securities (from 6.03% to 5.47%).

Interest expense on deposits decreased $17.1 million (or 44.9%) during the 2003 quarter, due to decreased average rates. The 105 basis point decrease in the average rate on deposits (from 2.27% to 1.22%) resulted from a reduction in the rates paid by the Bank in response to declines in market interest rates. The Bank also reduced its use of higher cost brokered deposits in the 2003 quarter compared to the 2002 quarter.

Interest expense on borrowings decreased $0.5 million (or 1.7%) in the 2003 quarter compared to the 2002 quarter. The decrease resulted from decreases in the average rate paid on securities sold under repurchase agreements and other borrowings which, combined, resulted in a decrease of $0.7 million in interest expense. A decrease in the average rate paid on Federal Home Loan Bank advances (from 5.12% to 4.78%) also contributed to the decrease in interest expense on borrowings. Partially offsetting the decrease in interest expense on borrowings was an increase in the average balance of Federal Home Loan Bank advances of $148.4 million (or 8.1%).

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $4.5 million in the 2003 quarter from $12.1 million in the 2002 quarter. The $7.6 million decrease was largely attributable to decreased charge-offs due to the declining balance of the subprime automobile loan portfolio. See “Financial Condition—Asset Quality—Allowances for Losses.”

Other Income. Other non-interest income decreased to $110.7 million in the 2003 quarter from $121.8 million in the 2002 quarter. The $11.1 million (or 9.1%) decrease was primarily attributable to a decrease in automobile rental income of $13.4 million due to reduced automobile leasing activities. Partially offsetting this decrease was increased deposit servicing fees resulting from the continued expansion of the Bank’s branch and ATM network.

Operating Expenses. Operating expenses for the 2003 quarter decreased $2.4 million (or 1.8%) from the 2002 quarter. Depreciation and amortization decreased $6.9 million (or 15.5%) primarily due to reduced automobile leasing activities and other expenses decreased $2.1 million (or 15.0%). Partially offsetting the decrease was an increase in salaries and employee benefits of $2.9 million (or 5.8%) due to the addition of staff in the residential mortgage lending area and retail branch network. Servicing assets amortization and other loan expenses also increased due to an increase in the amortization of capitalized mortgage servicing rights.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2003 (“the 2003 period”), COMPARED TO SIX MONTHS ENDED MARCH 31, 2002 (“the 2002 period”)

REAL ESTATE

The Real Estate Trust recorded a loss before depreciation and amortization of $2.1 million and an operating loss of $12.8 million in the six months ended March 31, 2003 (the “2003 period”) compared to a loss before depreciation and amortization of $466,000 and an operating loss of $10.1 million in the six months ended March 31, 2002, (the “2002 period”) . The changes reflect declining results in operations of hotels, higher depreciation and amortization expense, lower earnings from unconsolidated entities, and impairment losses on investments.

Income after direct operating expenses from hotels decreased $483,000 (3.9%) in the 2003 period from the level achieved in the 2002 period. The increase in total revenue of $305,000 (0.8%) was offset by an increase of $788,000 (2.8%) in direct operating expenses.

Income after direct operating expenses from office and industrial properties increased $262,000 (1.9%) in the 2003 period from the 2002 period. The two new properties produced an increase of $704,000, while the results from the eleven office properties owned throughout both periods produced a decrease of $442,000. Gross income increased $640,000 (3.3%), while expenses increased $378,000 (7.1%). For the eleven office properties owned throughout both periods, total revenue decreased by $286,000 (1.5%) and the increase in direct operating expenses was $156,000 (2.9%). The downturn was due to leased space turning over at lower rental rates in the current period.

Other income decreased $189,000 (23.8%) in the 2003 period from the 2002 period principally due to lower interest income in the current period.

Land parcels and other expense increased $4,000 (0.8%) in the 2003 period from the 2002 period.

Interest expense decreased $274,000 (1.1%) in the 2003 period because of lower average interest rates on outstanding borrowings. Average balances of the Real Estate Trust’s outstanding borrowings increased to $583.4 million for the 2003 period from $578.9 million for the 2002 period. Average interest rates in the 2003 and 2002 periods were 8.68% and 8.96%, respectively.

Capitalized interest decreased $287,000 (100.0%) in the 2003 period since there was no development activity in the current period.

Amortization of debt expense increased $137,000 (33.0%) in the 2003 period, primarily due to costs incurred in connection with obtaining and refinancing mortgage loans in recent periods.

Depreciation increased $951,000 (10.3%) in the 2003 period, largely as a result of new income-producing assets placed in service in recent periods.

Advisory, management and leasing fees paid to related parties decreased $3,000 (0.1%) in the 2003 period from their level in the 2002 period. The monthly advisory fees were $458,000 in the 2003 period, compared to $475,000 in the 2002 period, a decrease aggregating $102,000 (3.6%). Management and leasing fees increased $99,000 (3.1%) in the current period, reflecting increased gross revenues from properties on which fees are based.

General and administrative expense decreased $210,000 (17.2%) in the 2003 period, primarily due to decreases in legal expenses of $124,000 (19.2%), accounting of $14,000 (7.2%) and $103,000 (36.5%) in other administrative expenses.

Equity in earnings of unconsolidated entities reflected earnings of $4,184,000 in the 2003 period as compared to earnings of $5,055,000 in the 2002 period, a decrease of $871,000 (17.2%). Earnings from Saul Holdings and Saul Centers were lower by $618,000 in the current period and losses from other investments were greater by $253,000 in the current period.

Impairment loss on investments increased $531,000 in the 2003 period, due to additional write downs of certain non-public in vestments accounted for under the cost method.

BANKING

Overview. The Bank recorded operating income of $58.7 million for the six months ended March 31, 2003 (the “2003 period”), compared to operating income $53.0 million for the six months ended March 31, 2002 (the “2002 period”). Decreases in the provision for loan losses and in operating expense were partially offset by a decrease in net interest income.

Net Interest Income. Net interest income, before the provision for loan losses, decreased $9.3 million (or 6.9%) in the 2003 period compared to the 2002 period. There was no interest income recorded during the 2003 period on non-accrual assets and restructured loans. The Bank would have recorded interest income of $1.3 million for the 2003 period if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank’s net interest income in future periods will continue to be adversely affected by the Bank’s non-performing assets. See “Financial Condition—Asset Quality—Non-Performing Assets.”

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest–earning assets and the resulting yields, the interest expense associated with interest–bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest–earning assets.

Net Interest Margin Analysis

(Dollars in thousands)

	Six Months Ended March 31,
	2003			2002
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate

Assets:
Interest-earning assets:
Loans receivable, net (1)	$8,110,013	$205,016	5.06%	$7,284,203	$237,543	6.52%
Mortgage-backed securities	821,951	22,843	5.56	1,340,923	40,729	6.07
Federal funds sold and securities
purchased under agreements to resell	73,194	497	1.36	40,121	363	1.81
Trading securities	79,693	2,339	5.87	60,122	1,852	6.16
Investment securities	46,425	599	2.58	45,949	869	3.78
Other interest-earning assets	182,536	3,047	3.34	218,505	4,165	3.81

Total	9,313,812	234,341	5.03	8,989,823	285,521	6.35

Noninterest-earning assets:
Cash	307,486			239,771
Real estate held for investment or sale	24,678			31,092
Property and equipment, net	470,373			459,428
Automobiles subject to lease, net	1,096,757			1,114,185
Goodwill and other intangible assets, net	24,736			26,387
Other assets	313,086			298,811

Total assets	$11,550,928			$11,159,497

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$1,702,192	2,418	0.28	$1,452,062	2,285	0.31
Savings deposits	1,056,311	2,816	0.53	926,917	4,610	0.99
Time deposits	2,001,869	28,257	2.82	2,635,920	61,154	4.64
Money market deposits	2,037,238	11,892	1.17	1,714,990	16,289	1.9

Total deposits	6,797,610	45,383	1.34	6,729,889	84,338	2.51
Borrowings	2,765,262	62,815	4.54	2,755,016	65,753	4.77

Total liabilities	9,562,872	108,198	2.26	9,484,905	150,091	3.16

Noninterest-bearing items:
Noninterest-bearing deposits	1,030,356			814,322
Other liabilities	291,817			225,449
Minority interest	144,000			144,000
Stockholders’ equity	521,883			490,821

Total liabilities and stockholders’ equity	$11,550,928			$11,159,497

Net interest income		$126,143			$135,430

Net interest spread(2)			2.77%			3.19%

Net yield on interest-earning assets(3)			2.71%			3.01%

Interest-earning assets to interest-bearing liabilities			97.40%			94.78%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

The following table presents certain information regarding changes in interest income and interest expense of the Bank during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in volume (changes in volume multiplies by old rate): changes in rate (change in rate multiplied by old volume); and changes in rate and volume.

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002 Increase (Decrease) Due to Change in (1)
	Volume	Rate	Total Change

Interest income:
Loans (2)	$60,558	$(93,085)	$(32,527)
Mortgage-backed securities	(14,696)	(3,190)	(17,886)
Federal funds sold and securities
purchased under agreements to resell	380	(246)	134
Trading securities	730	(243)	487
Investment securities	26	(296)	(270)
Other interest-earning assets	(639)	(479)	(1,118)

Total interest income	46,359	(97,539)	(51,180)

Interest expense:
Deposit accounts	2,505	(41,460)	(38,955)
Borrowings	697	(3,635)	(2,938)

Total interest expense	3,202	(45,095)	(41,893)

Increase in net interest income	$43,157	$(52,444)	$(9,287)

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in the 2003 period decreased $51.2 million (17.9%) from the 2002 period as a result of lower average yields on loans receivable, which was partially offset by increases in the average balances of loans receivable of $825.8 million. Also contributing to the decreased income were lower average yields and lower average balances of mortgage-backed securities.

The Bank’s net interest spread decreased to 2.77% in the 2003 period from 3.19% in the 2002 period. The average yield of interest-earning assets decreased at a greater rate than the rate of decrease in the average cost of interest-bearing liabilities. Average interest-earning assets as a percentage of average interest bearing liabilities increased to 97.4% for the 2003 period compared to 94.8% for the 2002 period.

Interest income on loans, the largest category of interest-earning assets, decreased $32.5 million from the 2002 period primarily because of lower average yields. The decreased average yield on the loan portfolio was primarily due to declines in the various indices on which interest rates on adjustable rate loans are based. The average yield on the loan portfolio decreased 146 basis points (from 6.52% to 5.06%) from the 2002 period. Lower average yields on single-family residential loans during the 2003 period resulted in a $17.7 million (or 12.4%) decrease in interest income. An increase in the average balance of single-family loans receivable of $520.7 million partially offset this decrease. In addition, lower average yields and, to a lesser extent, lower average balances of automobile loans resulted in an $16.5 million (or 33.5%) decrease in interest income.

Interest income on mortgage-backed securities decreased $17.9 million (or 43.9%) primarily because of lower average balances of $519.0 million and, to a lesser extent, a decrease in the average interest rates on those securities (from 6.07% to 5.56%).

Interest expense on deposits decreased $39.0 million (or 46.2%) during the 2003 period, due to decreased average rates. The 117 basis point decrease in the average rate on deposits (from 2.51% to 1.34%) resulted from a reduction in the rates paid by the Bank in response to declines in market interest rates. The Bank also reduced its use of higher cost brokered deposits in the 2003 period compared to the 2002 period.

Interest expense on borrowings decreased $2.9 million (or 4.5%) in the 2003 period compared to the 2002 period. The decrease resulted from decreases in the average rate paid on securities sold under repurchase agreements and other borrowings, which, combined, resulted in a decrease of $1.9 million in interest expense. A decrease in the average yield of Federal Home Loan Bank advances (from 5.12% to 4.94%) also contributed to the decrease in interest expense on borrowings. Partially offsetting the decrease in interest expense on borrowings was an increase in the average balance of Federal Home Loan Bank advances of $27.5 million (or 1.4%).

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $14.5 million in the 2003 period from $29.9 million in the 2002 period. The $15.4 million decrease was largely attributable to decreased charge-offs due to the declining balance of the subprime automobile loan portfolio. See “Financial Condition—Asset Quality—Allowances for Losses.”

Other Income. Other non-interest income decreased to $223.9 million in the 2003 period from $228.3 million in the 2002 period. The $4.4 million (or 1.9%) decrease resulted from decreased automobile rental income and a reduction in the gain on trading securities and sales of loans compared to the 2002 period. Partially offsetting the decreased other income was an increase in servicing and securitization income, an increase in net gain on real estate held for investment or sale and an increase in deposit servicing fees.

Automobile rental income decreased $19.9 million (or 18.3%) during the six months ended March 31, 2003 due to reduced automobile leasing activities.

The $2.8 million decrease in the gain on trading securities and sales of loans primarily reflected $8.5 million in gains on sales of mortgage-backed securities related to mortgage banking activities and a $1.4 million unrealized loss in market value of the Bank’s interest in other securities in the 2003 period compared to $7.9 million in gains on sales of mortgage-backed securities related to mortgage banking activities and a $2.2 million unrealized gain in market value of the Bank’s interest in other securities in the 2002 period.

Servicing and securitization income increased to $44.1 million in the 2003 period, from $36.3 million in the 2002 period, primarily as a result of gains of $31.9 million from the securitization and sale of $907.8 million of loan receivables in the 2003 period compared to gains of $18.5 million resulting from the securitization and sale of $734.5 million of loan receivables in the 2002 period.

Deposit servicing fees increased $4.0 million (or 7.2%) during the 2003 period primarily due to fees generated from the continued expansion of the Bank’s branch and ATM network.

Operating Expenses. Operating expenses for the 2003 period decreased $4.0 million (or 1.4%) from the 2002 period. The decrease in operating expenses was the result of a decrease in depreciation and amortization of $9.1 million, primarily due to the reduction in volume of automobiles subject to lease, a decrease in property and equipment expenses of $4.5 million, a decrease in other expenses of $2.9 million and a decrease in amortization of goodwill and other intangible assets of $2.7 million. Partially offsetting the decrease in operating expenses was an increase in salaries and employee benefits of $5.0 million (or 5.0%) due to the addition of staff in the residential mortgage lending area and retail branch network. Also contributing to the increase in operating expenses was an increase in servicing assets amortization and other loan expense of $8.5 million (or 45.6%) primarily due to an increase in the amortization of capitalized mortgage servicing rights.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms adopted by the Securities and Exchange Commission, which the Trust must comply with under the Securities Exchange Act of 1934, and that such information is accumulated and communicated to the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures. Based on the foregoing, the Trust’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective.

There have been no significant changes in the Bank’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Bank completed its evaluation.

PART II

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a	)	Exhibits required by Item 601 of Regulation S-K are set forth below.

(b	)	The Registrant did not file any reports on Form 8-K during the fiscal quarter covered by this report.

EXHIBITS

EXHIBITS	DESCRIPTION

3.	ORGANIZATIONAL DOCUMENTS

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

(a)

Amended and Restated Advisory Contract dated October 1, 1982 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company subsequently, as amended, as filed as Exhibit 10(a) to Registration Statement No 333-70753 is hereby incorporated by reference.

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

99.1	Section 1350 Certifications of Chairman and Chief Financial Officer (filed herewith)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Registrant)

Date: May 15, 2003	STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr. Vice President and Chief Financial Officer

Date: May 15, 2003	BILL D. TZAMARAS
Bill D. Tzamaras Vice President and Principal Accounting Officer

CERTIFICATION

I, B. Francis Saul II, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of B. F. Saul Real Estate Investment Trust;

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