Form 10-Q
period 2003-06-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2003-08-14
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-7184

B.F. SAUL REAL ESTATE INVESTMENT TRUST

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

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of August 14, 2003, was 4,807,510.

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

(In thousands)	June 30 2003	September 30 2002
		(Restated)
ASSETS

Real Estate
Income-producing properties
Hotels	$257,532	$255,566
Office and industrial	178,545	176,920
Other	2,803	2,803

	438,880	435,289
Accumulated depreciation	(163,901)	(149,981)

	274,979	285,308
Land parcels	44,213	44,020
Investment in Saul Holdings and Saul Centers	51,389	43,540
Cash and cash equivalents	7,472	13,963
Note receivable and accrued interest—related party	4,237	6,487
Other assets	44,394	44,196

Total real estate assets	426,684	437,514

Banking
Cash and other deposits	427,662	451,723
Federal funds sold and securities purchased under agreements to resell	40,000	—
Loans held for securitization and/or sale	1,510,674	1,223,035
Trading securities	3,646	3,933
Investment securities (market value $46,777 and $46,969, respectively)	46,370	46,445
Mortgage-backed securities (market value $545,658 and $1,057,852, respectively)	530,244	1,028,633
Loans receivable (net of allowance for losses of $64,737 and $66,079, respectively)	7,122,438	6,485,949
Federal Home Loan Bank stock	89,966	88,648
Real estate held for investment or sale (net of allowance for losses of $71,544 and $71,495, respectively)	24,177	24,297
Property and equipment, net	469,773	472,417
Automobiles subject to lease, net	983,133	1,110,916
Goodwill and other intangible assets, net	24,439	24,863
Interest only strips, net	127,310	89,306
Other assets	243,357	223,087

Total banking assets	11,643,189	11,273,252

TOTAL ASSETS	$12,069,873	$11,710,766

LIABILITIES

Real Estate
Mortgage notes payable	$325,257	$326,232
Notes payable—secured	207,900	201,750
Notes payable—unsecured	55,050	55,156
Accrued dividends payable—preferred shares of beneficial interest	7,784	12,721
Other liabilities and accrued expenses	58,633	67,517

Total real estate liabilities	654,624	663,376

Banking
Deposit accounts	7,978,454	7,437,585
Borrowings	299,380	659,484
Federal Home Loan Bank advances	1,799,314	1,702,964
Other liabilities	628,341	564,222
Capital notes—subordinated	250,000	250,000

Total banking liabilities	10,955,489	10,614,255

Commitments and contingencies
Minority interest held by affiliates	93,879	88,137
Minority interest—other	218,307	218,307

TOTAL LIABILITIES	11,922,299	11,584,075

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized, 6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	91,314	68,438

	191,415	168,539
Less cost of 1,834,088 and 1,814,688 common shares of beneficial interest in treasury, respectively	(43,841)	(41,848)

TOTAL SHAREHOLDERS’ EQUITY	147,574	126,691

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,069,873	$11,710,766

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended June 30		For the Nine Months Ended June 30
(In thousands, except per share amounts)	2003	2002	2003	2002
		(Restated)		(Restated)
REAL ESTATE

Income
Hotels	$24,460	$25,614	$64,976	$65,825
Office and industrial (including $1,266, $1,305, $3,848 and $3,699 of rental income from banking segment, respectively)	9,661	9,979	29,607	29,286
Other	301	370	905	1,163

Total income	34,422	35,963	95,488	96,274

Expenses
Direct operating expenses:
Hotels	15,834	15,764	44,391	43,533
Office and industrial properties	2,840	2,995	8,567	8,344
Land parcels and other	317	252	871	801
Interest expense	12,346	12,505	37,187	37,620
Capitalized interest	—	—	—	(287)
Amortization of debt expense	307	264	860	680
Depreciation	4,729	4,648	14,884	13,851
Advisory, management and leasing fees—related parties	3,241	3,308	9,260	9,330
General and administrative	670	525	1,681	1,746

Total expenses	40,284	40,261	117,701	115,618

Equity in earnings (losses) of unconsolidated entities:
Saul Holdings and Saul Centers	1,806	2,128	6,366	7,307
Other	—	(62)	(376)	(184)
Impairment loss on investments	—	(47)	(625)	(141)

REAL ESTATE OPERATING LOSS	$(4,056)	$(2,279)	$(16,848)	$(12,362)

BANKING

Interest income
Loans	99,102	$108,863	$304,235	$346,406
Mortgage-backed securities	7,730	17,683	30,573	58,412
Trading securities	1,202	563	3,541	2,415
Investment securities	295	357	894	1,226
Other	1,548	1,847	5,092	6,375

Total interest income	109,877	129,313	344,335	414,834

Interest expense
Deposit accounts	19,748	32,209	65,131	116,547
Borrowings	30,835	31,027	93,650	96,780

Total interest expense	50,583	63,236	158,781	213,327

Net interest income	59,294	66,077	185,554	201,507
Provision for loan losses	(5,920)	(11,366)	(20,379)	(41,255)

Net interest income after provision for loan losses	53,374	54,711	165,175	160,252

Other income
Deposit servicing fees	31,611	28,809	91,216	84,419
Servicing and securitization income	33,035	28,905	77,182	65,237
Automobile rental income, net	58,681	62,649	182,931	180,290
Gain on trading securities and sales of loans, net	7,486	612	14,747	10,647
Income on real estate held for investment or sale, net	445	1,547	6,562	584
Other	8,353	8,811	25,712	26,847

Total other income	139,611	131,333	398,350	368,024

Continued on following page.

Consolidated Statements of Operations (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended June 30		For the Nine Months Ended June 30
(In thousands, except per share amounts)	2003	2002	2003	2002
		(Restated)		(Restated)
BANKING (Continued)

Operating expenses
Salaries and employee benefits	$53,158	$50,260	$158,042	$150,123
Servicing assets amortization and other loan expenses	13,378	16,034	37,319	31,882
Property and equipment (including $1,266, $1,305, $3,848 and $3,699 of rental expense paid to real estate segment, respectively)	9,588	7,785	29,169	31,824
Marketing	3,950	1,260	6,996	5,289
Data processing	8,645	7,839	26,127	24,553
Depreciation and amortization	52,741	51,884	166,624	148,301
Deposit insurance premiums	312	332	945	1,012
Amortization of goodwill and other intangible assets	125	545	423	1,700
Other	13,816	15,168	41,884	45,679

Total operating expenses	155,713	151,107	467,529	440,363

BANKING OPERATING INCOME	$37,272	$34,937	$95,996	$87,913

TOTAL COMPANY
Operating income	$33,216	$32,658	$79,148	$75,551
Income tax provision	11,866	11,152	27,487	25,430

Income before minority interest	21,350	21,506	51,661	50,121
Minority interest held by affiliates	(3,537)	(3,345)	(8,741)	(7,848)
Minority interest—other	(6,329)	(6,329)	(18,985)	(18,985)

TOTAL COMPANY NET INCOME	$11,484	$11,832	$23,935	$23,288

Dividends: Real Estate Trust’s preferred shares of beneficial interest	(1,355)	(1,355)	(4,064)	(4,064)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$10,129	$10,477	$19,871	$19,224

NET INCOME PER COMMON SHARE
Income before minority interest	$4.14	$4.17	$9.86	$9.54
Minority interest held by affiliates	(0.73)	(0.69)	(1.81)	(1.63)
Minority interest—other	(1.31)	(1.31)	(3.93)	(3.93)

NET INCOME PER COMMON SHARE (BASIC AND DILUTED)	$2.10	$2.17	$4.12	$3.98

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended June 30		For the Nine Months Ended June 30
(Dollars in thousands)	2003	2002	2003	2002
		(Restated)		(Restated)
COMPREHENSIVE INCOME

Net income	$11,484	$11,832	$23,935	$23,288
Other comprehensive income:
Net unrealized holding gains (losses)	—	(1,757)	—	694

TOTAL COMPREHENSIVE INCOME	$11,484	$10,075	$23,935	$23,982

CHANGES IN SHAREHOLDERS’ EQUITY

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)	$516	$516	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)	6,642	6,642	6,642	6,642

PAID-IN SURPLUS
Beginning and end of period	92,943	92,943	92,943	92,943

RETAINED EARNINGS
Beginning of period	80,598	55,993	68,438	46,543
Net income	11,484	11,832	23,935	23,288
Adjustments—Saul Holdings Investments	587	442	3,005	1,145
Dividends:
Real Estate Trust preferred shares of beneficial interest:
Distributions payable	(1,355)	(1,355)	(4,064)	(4,064)

End of period	91,314	66,912	91,314	66,912

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period	—	781	—	(1,670)
Net unrealized holding gains (losses)	—	(1,757)	—	694

End of period	—	(976)	—	(976)

TREASURY SHARES
Beginning of period (1,814,688 shares)	(41,848)	(41,848)	(41,848)	(41,848)
Purchases (19,400 shares)	(1,993)	—	(1,993)	—

End of period (1,834,088, 1,814,688, 1,834,088 and 1,814,688 shares)	(43,841)	(41,848)	(43,841)	(41,848)

TOTAL SHAREHOLDERS’ EQUITY	$147,574	$124,189	$147,574	$124,189

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Nine Months Ended June 30
(In thousands)	2003	2002
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss	$(11,027)	$(8,102)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	14,884	13,851
Decrease (increase) in accounts receivable and accrued income	(5,988)	(2,118)
Increase in deferred tax asset	(683)	(4,329)
Decrease in accounts payable and accrued expenses	(9,624)	(4,941)
Amortization of debt expense	1,560	1,385
Equity in earnings of unconsolidated entities, net	(5,990)	(7,123)
Impairment loss on investments	625	141
Dividends and tax sharing payments	20,498	17,667
Other	(5,016)	(4,543)

	(761)	1,888

Banking
Net income	34,962	31,390
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	16,552	13,654
Depreciation and amortization	166,624	148,301
Loss on retirement of fixed assets	364	2,190
Provision for loan losses	20,379	41,255
Proceeds from sales of trading securities	1,625,746	982,781
Net fundings of loans held for sale and/or securitization	(2,541,377)	(1,392,353)
Proceeds from sales of loans held for sale and/or securitization	2,428,848	1,697,775
(Gain) loss on sales of real estate held for sale	(5,757)	925
Provision for losses on real estate held for investment or sale	—	700
Gain on trading securities and sales of loans, net	(14,747)	(10,647)
Increase in interest-only strips	(38,004)	(18,962)
Amortization of goodwill and other intangible assets	429	1,706
(Increase) decrease in other assets	(17,243)	8,104
Increase (decrease) in other liabilities	64,119	(23,255)
Minority interest held by affiliates	8,741	7,848
Minority interest—other	7,313	7,313

	1,756,949	1,498,725

Net cash provided by operating activities	1,756,188	1,500,613

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures—properties	(4,749)	(8,666)
Property sales	—	22
Note receivable and accrued interest—related party
Repayments	2,250	500
Equity investment in unconsolidated entities	3,141	2,483
Net funds released by escrow agent	—	9,628

	642	3,967

Banking
Net proceeds from maturities of investment securities	—	45,000
Net proceeds from redemption of Federal Home Loan Bank stock	105,096	69,308
Proceeds from sale of loans	—	1,119
Net proceeds from sales of real estate	11,677	14,929
Net principal collected of loans receivable	1,559,292	1,012,535
Net purchases of automobiles subject to lease	(4,217)	(144,165)
Principal collected on mortgage-backed securities	496,074	357,899
Purchases of Federal Home Loan Bank stock	(106,414)	(44,754)
Purchases of investment securities	—	(45,717)
Purchases of mortgage-backed securities	—	(21,450)
Purchases of loans receivable	(4,062,146)	(2,225,971)
Purchases of property and equipment	(32,434)	(32,764)
Disbursements for real estate held for investment or sale	(2,740)	(8,827)

	(2,035,812)	(1,022,858)

Net cash used in investing activities	(2,035,170)	(1,018,891)

Continued on following page.

Consolidated Statements of Cash Flows (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Nine Months Ended June 30
(In thousands)	2002	2001
		(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing	$46,000	$5,555
Principal curtailments and repayments of mortgages	(46,079)	(6,333)
Net secured note financings (repayments)	6,150	(2,500)
Proceeds from sales of unsecured notes	3,799	11,220
Repayments of unsecured notes	(3,905)	(6,156)
Costs of obtaining financings	(1,344)	(502)
Purchase of treasury stock	(1,993)	—
Dividends paid—preferred shares of beneficial interest	(9,000)	(9,000)

	(6,372)	(7,716)

Banking
Proceeds from customer deposits and sales of certificates of deposit	33,588,985	36,266,862
Customer withdrawals of deposits and payments for maturing certificates of deposit	(33,048,116)	(36,408,935)
Net increase in securities sold under repurchase agreements	(374,647)	199,580
Advances from the Federal Home Loan Bank	7,161,330	5,640,737
Repayments of advances from the Federal Home Loan Bank	(7,064,980)	(6,131,813)
Net increase (decrease) in other borrowings	14,543	(4,079)
Cash dividends paid on preferred stock	(7,313)	(7,313)
Cash dividends paid on common stock	(15,000)	(15,000)

	254,802	(459,961)

Net cash provided by (used in) financing activities	248,430	(467,677)

Net (decrease) increase in cash and cash equivalents	(30,552)	14,045
Cash and cash equivalents at beginning of period	465,686	452,928

Cash and cash equivalents at end of period	$435,134	$466,973

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$7,472	$11,999
Banking
Cash and other deposits	427,662	454,974

Cash and cash equivalents at end of period	$435,134	$466,973

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)	$206,134	$259,680
Income taxes paid	16,921	19,198
Shares of Saul Centers, Inc. common stock	5,844	6,084
Cash received during the year from:
Dividends on shares of Saul Centers, Inc. common stock	4,090	3,672
Distributions from Saul Holdings Limited Partnership	4,895	4,895

Supplemental disclosures of noncash activities:
Rollovers of notes payable—unsecured	5,532	3,983
Loans held for sale exchanged for trading securities	1,620,848	973,129
Loans receivable transferred to loans held for securitization and sale	1,869,252	1,677,954
Loans made in connection with the sale of real estate	—	900
Loans receivable transferred to real estate acquired in settlement of loans	3,019	3,426

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. General—The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term “Trust” used in the text and the financial statements included herein refers to the combined entity, which includes B.F. Saul Real Estate Investment and its subsidiaries, including Chevy Chase Bank, F.S.B. and its subsidiaries (“Chevy Chase” or the “Bank”). “Real Estate Trust” refers to B.F. Saul Real Estate Investment Trust and its subsidiaries, excluding Chevy Chase and Chevy Chase’s subsidiaries. The operations conducted by the Real Estate Trust are designated as “Real Estate,” while the business conducted by the Bank and its subsidiaries is identified by the term “Banking.” In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust’s audited consolidated financial statements included in its Form 10-K/A for the fiscal year ended September 30, 2002. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

2. Consolidated financial statements—The accompanying financial statements include the accounts of the Real Estate Trust, which are involved in the ownership and development of income-producing properties. The accounts of the Bank have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results and cash flows for two business segments: Real Estate and Banking. All significant intercompany transactions, except as disclosed elsewhere in the financial statements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the Bank are presented gross in the Consolidated Statements of Cash Flows. For purposes of calculating primary and diluted earnings per share, weighted average common shares outstanding totaled 4,824,000 for the three-month period ended June 30, 2003, 4,826,000 for the nine-month period ended June 30, 2003, and 4,827,000 for both the three and nine-month periods of the prior year. No dividends have been declared on the common shares in any of the periods presented.

3. Taxes—The Real Estate Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978. As a result of the Real Estate Trust’s acquisition of an additional 20% equity interest in the Bank in June 1990, the Bank became a member of the Real Estate Trust’s affiliated group filing consolidated federal income tax returns. The current effect of the Real Estate Trust’s consolidation of the Bank’s operations into its federal income tax return results in the use of the Real Estate Trust’s net operating losses and net operating loss carryforwards to reduce the federal income taxes the Bank would otherwise owe.

4. Investment in Saul Centers, Inc. and Saul Holdings Limited Partnership—During the nine-month period ended June 30, 2003, the Real Estate Trust purchased either through dividend reinvestment or direct purchase 260,000 shares of common stock of Saul Centers, Inc., and as of June 30, 2003 owned approximately 3,670,000 shares representing 23.5% of such company’s outstanding common stock. As of June 30, 2003, the market value of these shares was approximately $93.9 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

The Real Estate Trust (directly and through two wholly-owned subsidiaries) owns a 20.1% partnership interest in Saul Holdings Limited Partnership (“Saul Holdings Partnership”), along with 4.2 million units of beneficial interest. Under the Saul Holdings Partnership agreement, the units are generally convertible on a one for one basis into common stock of Saul Centers. However, at the current time, the units held by the Real Estate Trust are not convertible into Saul Centers common stock because of restrictions contained in the Saul Holdings Partnership agreement on the number of shares of common stock of Saul Centers that the Real Estate Trust and its affiliates can beneficially own at any point in time. The real estate shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly distributions to the partners out of net cash flow. The quarterly distributions since inception have been 39 cents a unit. During the nine-month period ended June 30, 2003, the Real Estate Trust received total cash distributions of $4.9 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership have been pledged as collateral with the Real Estate Trust’s credit line banks.

4. Investment in Saul Centers and Saul Holdings (Continued)

The unaudited condensed Consolidated Balance Sheets as of June 30, 2003 and September 30, 2002, and the unaudited Condensed Consolidated Statements of Operations for the nine month period ended June 30, 2003 and 2002 of Saul Centers follow:

Saul Centers, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 30, 2003	September 30, 2002
Assets
Real estate investments	$516,329	$487,945
Accumulated depreciation	(157,317)	(146,875)
Other assets	35,905	37,586

Total assets	$394,917	$378,656

Liabilities and stockholders’ deficit
Notes payable	$380,003	$377,269
Other liabilities	23,020	19,022

Total liabilities	403,023	396,291
Total stockholders’ deficit	(8,106)	(17,635)

Total liabilities and stockholders’ deficit	$394,917	$378,656

Saul Centers, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	For the Nine Months Ended June 30,
(In thousands)	2003	2002
Revenue
Base rent	$57,149	$54,709
Other revenue	14,455	13,895

Total revenue	71,604	68,604

Expenses
Operating expenses	15,034	13,233
Interest expense	19,316	18,592
Amortization of debt expense	618	475
Depreciation and amortization	12,266	11,890
General and administrative	4,533	3,870

Total expenses	51,767	48,060

Operating income	19,837	20,544
Non-operating item
Gain on sale of property	—	1,426

Net income before minority interest	19,837	21,970
Minority interest	(6,059)	(6,052)

Net income	$13,778	$15,918

5. New accounting pronouncements—real estate—In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation NO. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others.” FIN 45 outlines the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees. It states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of its obligation. The Real Estate Trust has no liabilities that need to be recognized as a result of the adoption of FIN 45, and the Real Estate Trust does not expect the adoption of FIN 45 to have a material impact on its financial condition or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which changes the guidelines for consolidation of and disclosure related to unconsolidated entities, if those unconsolidated entities qualify as variable interest entities, as defined in FIN 46. The Real Estate Trust is evaluating the impact of FIN 46 and does not believe that the adoption of FIN 46 will result in consolidation of entities that are material to the consolidated financial statements.

6. Business segments—real estate—Industry segment information with regard to the Real Estate Trust is presented below:

	Nine Months Ended June 30,
(In thousands)	2003	2002
INCOME
Hotels	$64,976	$65,825
Office and industrial	29,607	29,286
Other	905	1,163

	$95,488	$96,274

OPERATING PROFIT (LOSS) (1)
Hotels	$10,935	$12,883
Office and industrial	15,823	16,517
Other	17	345

	26,775	29,745
Interest and debt expense	(38,047)	(38,013)
Advisory, management and leasing fees—related parties	(9,260)	(9,330)
General and administrative	(1,681)	(1,746)
Equity earnings of unconsolidated entities, net	5,990	7,123
Impairment loss on investments	(625)	(141)

Operating loss	$(16,848)	$(12,362)

IDENTIFIABLE ASSETS (AT PERIOD END)
Hotels	$162,866	$171,628
Office and industrial	112,049	115,981
Other	151,768	151,467

	$426,683	$439,076

DEPRECIATION
Hotels	$9,650	$9,409
Office and industrial	5,217	4,425
Other	17	17

	$14,884	$13,851

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS
Hotels	$2,589	$532
Office and industrial	1,967	7,765
Other	193	369

	$4,749	$8,666

(1)	Operating profit includes income less direct operating expenses and depreciation

7. Automobile lease restatement—banking—In April 2003, the Bank determined that its automobile leases did not meet the requirements for direct finance lease classification under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” As a result, the financial statements of the Bank as of, or for the fiscal years ended September 30, 2000, 2001 and 2002 were restated and the Bank filed with the Office of Thrift Supervision an amended Form 10-K/A reflecting restated financial results for each of those years. The financial information included in this report fully reflects the impact of the restatement.

The following table summarizes the impact of the change in accounting on the results of operations for the periods presented.

Automobile lease restatement (Continued)

Automobile lease restatement table

	Three Months Ended June 30, 2002		Nine Months Ended June 30, 2002
(In thousands)	Before Restatement[1]	As Restated	Before Restatement[1]	As Restated
Real Estate
Income	$35,963	$35,963	$96,274	$96,274
Expenses	(40,261)	(40,261)	(115,618)	(115,618)
Equity in earnings of unconsolidated entities, net	2,066	2,066	7,123	7,123
Other	(47)	(47)	(141)	(141)

Real estate operating loss	(2,279)	(2,279)	(12,362)	(12,362)

Banking
Net interest income:
Interest income	151,255	129,313	480,196	414,834
Interest expense	(63,236)	(63,236)	(213,327)	(213,327)

Net interest income	88,019	66,077	266,869	201,507
Provision for loan losses	(12,578)	(11,366)	(45,474)	(41,255)

Net interest income after provision for loan losses	75,441	54,711	221,395	160,252

Other income
Servicing and securitization income	28,809	28,809	84,419	84,419
Deposit servicing fees	28,905	28,905	65,237	65,237
Automobile rental income, net	—	62,649	—	180,290
Gain on trading securities and sales of loans, net	612	612	10,647	10,647
Income on real estate held for investment or sale, net	1,547	1,547	584	584
Other	9,580	8,811	28,709	26,847

Total other income	69,453	131,333	189,596	368,024

Operating expenses:
Salaries and employee benefits	50,260	50,260	150,123	150,123
Marketing	1,260	1,260	5,289	5,289
Depreciation and amortization	10,420	51,884	28,664	148,301
Other operating expenses	47,703	47,703	136,650	136,650

Total operating expenses	109,643	151,107	320,726	440,363

Banking operating income	35,251	34,937	90,265	87,913

Total company:
Operating income	32,972	32,658	77,903	75,551
Income tax provision	(11,277)	(11,152)	(26,360)	(25,430)

Income before minority interest	21,695	21,506	51,543	50,121
Minority interest—affiliates	(3,382)	(3,345)	(8,132)	(7,848)
Minority interest—other	(6,329)	(6,329)	(18,985)	(18,985)

Total Company Net Income	11,984	11,832	24,426	23,288
Dividends: Real Estate Trust’s preferred shares of beneficial interest	(1,355)	(1,355)	(4,064)	(4,064)

Net Income Available to Common Shareholders’	$10,629	$10,477	$20,362	$19,224

Automobile lease restatement (Continued)

Automobile lease restatement table

	Three Months Ended June 30, 2002		Nine Months Ended June 30, 2002
	As Reported[1]	As Restated	As Reported[1]	As Restated
NET INCOME PER COMMON SHARE
Income before minority interest	$4.21	$4.17	$9.84	$9.54
Minority interest held by affiliates	(0.70)	(0.69)	(1.68)	(1.63)
Minority interest—other	(1.31)	(1.31)	(3.93)	(3.93)

NET INCOME PER COMMON SHARE	$2.20	$2.17	$3.70	$3.98

(In thousands)
COMPREHENSIVE INCOME
Net income	$11,984	$11,832	$24,426	$23,288
Other comprehensive income:
Net unrealized holding gains (losses)	(1,757)	(1,757)	694	694

TOTAL COMPREHENSIVE INCOME	$10,227	$10,075	$25,120	$23,982

[1]	These columns include the effect of the restatements made in 2002 resulting from securitization and certain other adjustments. The impact of those restatements was to change originally reported total company net income to $11,984 and $24,426 from $12,644 and $26,297 for the three and nine months ended June 30, 2002, respectively.

LOANS HELD FOR SECURITIZATION AND/OR SALE:

Loans held for securitization and/or sale is composed of the following:

	June 30, 2003	September 30, 2002
Single-family residential	$1,160,674	$930,613
Automobile	—	290,656
Home equity	310,000	—
Home improvement and related loans	40,000	1,766

Total	$1,510,674	$1,223,035

LOANS RECEIVABLE:

Loans receivable is composed of the following:

	June 30, 2003	September 30, 2002
Single-family residential	$4,247,256	$3,624,711
Home equity	973,570	1,090,325
Real estate construction and ground	434,710	458,425
Commercial real estate and multifamily	21,468	20,578
Commercial	1,518,459	1,518,308
Automobile	558,764	333,078
Subprime automobile	122,239	232,001
Home improvement and related loans	18,698	101,156
Overdraft lines of credit and other consumer	35,630	37,300

	7,930,794	7,415,882

Less:
Undisbursed portion of loans	807,960	913,366
Unamortized premiums and net deferred loan origination costs	(64,341)	(49,512)
Allowance for losses on loans	64,737	66,079

	808,356	929,933

Total	$7,122,438	$6,485,949

REAL ESTATE HELD FOR INVESTMENT OR SALE:

The Bank’s real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank’s real estate acquired in settlement of loans, or real estate owned (“REO”), is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

	June 30, 2003	September 30, 2002
Real estate held for investment (net of allowance for losses of $202 for both periods)	$925	$925
Real estate held for sale (net of allowance for losses of $71,342 and $71,293, respectively)	23,252	23,372

Total real estate held for investment or sale	$24,177	$24,297

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

As a result of adopting SFAS 142, the Bank did not record goodwill amortization expense during the three and nine months ended June 30, 2003. The following table sets forth net income for the three and nine month periods ended June 30, 2002 on a pro forma basis, excluding goodwill amortization.

	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2002
Operating income:
As reported	$34,937	$87,913
Add back:
Goodwill amortization, net of related tax	192	575

Pro forma operating income	$35,129	$88,488

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

BUSINESS SEGMENTS (Continued):

Selected segment information is as follows:

	Retail Banking	Other(1)	Total
Nine Months Ended June 30, 2003
Operating income	$530,778	$35,200	$565,978
Operating expense	436,604	31,042	467,646

Pre-tax core earnings	94,174	4,158	98,332
Taxes on core earnings	(36,504)	(1,799)	(38,303)

Core earnings, net of tax	57,670	2,359	60,029
Non-core items	(1,502)	(681)	(2,183)
Taxes on non-core items	581	269	850

Income before minority interest	56,749	1,947	58,696
Minority interest, net of tax	(7,528)	—	(7,528)

Net income	$49,221	$1,947	$51,168

Average assets	$10,515,218	$1,158,785	$11,674,003

Nine Months Ended June 30, 2002
Operating income	$520,327	$33,807	$554,134
Operating expense	414,936	30,340	445,276

Pre-tax core earnings	105,391	3,467	108,858
Taxes on core earnings	(41,505)	(1,639)	(43,144)

Core earnings, net of tax	63,886	1,828	65,714
Non-core items	(18,697)	(4,795)	(23,492)
Taxes on non-core items	7,463	1,849	9,312

Income before minority interest	52,652	(1,118)	51,534
Minority interest, net of tax	(7,528)	—	(7,528)

Net income (loss)	$45,124	$(1,118)	$44,006

Average assets	$9,988,261	$1,083,361	$11,071,622

(1)	Includes commercial banking and non-banking services.

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

Introduction

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

The principal business activities of the Real Estate Trust are the ownership of 80% of the outstanding common stock of the Bank, whose assets accounted for 96% of the Trust’s consolidated assets at September 30, 2002, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in the Bank, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the OTS.

The following discussion and analysis provides information that management believes to be necessary for an understanding of the Trust’s financial condition and results of operations, and should be read in conjunction with the accompanying financial statements, notes thereto and other information contained in this document.

Financial Condition

Real Estate

The Real Estate Trust’s investment portfolio at June 30, 2003, consisted primarily of hotels, office properties, and land parcels. During the quarter ended June 30, 2003, the Real Estate Trust’s hotel portfolio included 18 properties containing 3,577 available rooms.

The hotel portfolio experienced an average occupancy rate of 59.8% and an average room rate of $86.54 during the nine-month period ended June 30, 2003, compared to an average occupancy of 60.1% and an average room rate of $87.16 during the same period in the prior year. REVPAR (revenue per available room) for the hotels was $51.78 for the nine-month period ended June 30, 2003, a 1.0% decrease from REVPAR for the nine-month period ended June 30, 2002 of $52.37.

Office space in the Real Estate Trust’s office property portfolio was 86% leased at June 30, 2003, compared to a leasing rate of 87% at June 30, 2002. At June 30, 2003, the Real Estate Trust’s office property portfolio consisted of 13 properties and had a total gross leasable area of 1,978,000 square feet, of which 63,462 square feet (3.2%) and 200,081 square feet (10.1%) are subject to leases expiring in the remainder of fiscal 2003 and fiscal 2004. In addition, in July 2003 the Real Estate Trust learned that a tenant leasing 21,000 square feet of office space at one of the Real Estate Trust’s office properties through December 31, 2004 has gone out of business and is not expected to make future lease payments. This lease provided for monthly rentals of approximately $34,000.

Banking

Automobile Lease Restatement. After consultations with the Bank’s independent auditors, in April 2003, the Bank determined that its automobile leases do not meet the requirements for direct finance lease classification under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” As a result, the financial statements of the Bank as of, or for the fiscal years ended September 30, 2000, 2001 and 2002 were restated and on May 16, 2003, the Bank filed with the Office of Thrift Supervision an amended Form 10-K/A for its fiscal year ended September 30, 2002 reflecting restated financial results for each of those years. The financial information included in this report fully reflects the impact of the restatement.

General. The Bank’s total assets at June 30, 2003 increased $70.8 million from the previous quarter to $11.6 billion. Total loans increased $257.6 million during the quarter to $8.6 billion at June 30, 2003. Production of single-family residential loans and home equity loans increased, but was partially offset by the securitization and/or sale of $1.6 billion of single-family residential loans. The Bank recorded operating income of $37.3 million during the quarter ended June 30, 2003, compared to operating income of $34.9 million in the prior corresponding quarter. An increase in other (non-interest) income and a decrease in the provision for loan losses were partially offset by a decline in net interest income and an increase in operating expenses.

At June 30, 2003, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.64%, 5.64%, 7.37% and 11.09%, respectively. The Bank’s regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). See “Capital.”

Effective March 26, 2003, the Bank stopped originating indirect automobile loans and leases. The Bank continues its collection efforts on the existing portfolios, and continues to serve its customers by making direct prime automobile loans.

During the quarter ended June 30, 2003, the Bank declared and paid out of retained earnings cash dividends on its Common Stock in the amount of $500 per share and its Preferred Stock in the amount of $0.8125 per share.

Asset Quality. Non-Performing Assets. The following table sets forth information concerning the Bank’s non-performing assets. The figures shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	June 30, 2003	March 31, 2003	September 30, 2002
Non-performing assets:
Non-accrual loans:
Residential	$7,386	$11,723	$13,680
Real estate and construction and ground	1,509	1,509	653

Total non-accrual real estate loans	8,895	13,232	14,333
Commercial	1,560	—	2,329
Subprime automobile	4,958	5,618	7,755
Other consumer	2,030	2,319	2,136

Total non-accrual loans (1)	17,443	21,169	26,553

Real estate owned	94,594	96,235	94,665
Allowance for losses on real estate owned	(71,342)	(71,279)	(71,293)

Real estate owned, net	23,252	24,956	23,372

Total non-performing assets	$40,695	$46,125	$49,925

Allowance for losses on loans	$64,737	$63,487	$66,079
Allowance for losses on real estate held for investment	202	202	202
Allowance for losses on real estate owned	71,342	71,279	71,293

Total allowances for losses	$136,281	$134,968	$137,574

Ratios:

Non-performing assets to total assets	0.35%	0.40%	0.44%

Allowance for losses on real estate loans to non-accrual real estate loans (1)	68.84%	44.66%	44.04%

Allowance for losses on other consumer loans to non-accrual other consumer loans (1)(2)	579.12%	496.82%	393.65%

Allowance for losses on loans to non-accrual loans (1)	371.13%	299.91%	248.86%

Allowance for losses on loans to total loans receivable (3)	0.74%	0.75%	0.85%

(1)	Before deduction of allowances for losses.
(2)	Includes subprime automobile loans.
(3)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets totaled $40.7 million, after valuation allowances on REO of $71.3 million, at June 30, 2003, compared to $46.1 million, after valuation allowances on REO of $71.3 million, at March 31, 2003. In addition to the valuation allowances on REO, the Bank maintained $64.7 million and $63.5 million of valuation allowances on its loan portfolio at June 30, 2003 and March 31, 2003, respectively. The $5.4 million decrease in non-performing assets for the current quarter resulted from a $3.7 million decrease in non-accrual loans and a $1.7 million decrease in REO. See “Non-accrual Loans” and “REO.”

Non-accrual Loans. The Bank’s non-accrual loans decreased to $17.4 million at June 30, 2003, from $21.2 million at March 31, 2003. Non-accrual real estate loans decreased to $8.9 million from $13.2 million. Decreases in delinquent subprime automobile and other consumer loans were offset by the placement on non-accrual status of two commercial loans with an aggregate book value of $1.6 million.

REO. At June 30, 2003, the Bank’s REO totaled $23.3 million, after valuation allowances on those assets of $71.3 million as set forth in the following table. The principal component of REO consists of two planned unit developments (the “Communities”). Only commercial ground properties remain in one of the two Communities.

	Number of Properties	Gross Balance	Charge- Offs	Balance Before Valuation Allowances	Valuation Allowances	Balance After Valuation Allowances	Percent of Total
	(dollars in thousands)
Communities	2	$94,657	$9,699	$84,958	$67,711	$17,247	74.2%
Commercial ground	1	10,192	2,732	7,460	3,631	3,829	16.5%
Single-family residential properties	9	2,319	143	2,176	—	2,176	9.3%

Total REO	12	$107,168	$12,574	$94,594	$71,342	$23,252	100.0%

During the three months ended June 30, 2003, REO decreased $1.7 million primarily as a result of sales in the Communities.

Delinquent Loans. At June 30, 2003, delinquent loans totaled $56.2 million, or 0.7% of loans, compared to $61.6 million, or 0.7% of loans, at March 31, 2003. The following table sets forth information regarding the Bank’s delinquent loans at June 30, 2003.

	Principal Balance (Dollars in Thousands)					Total as a Percentage of Loans (1)
	Real Estate Loans	Subprime Automobile Loans	Commercial Loans	Other Consumer Loans	Total
Loans delinquent for:
30-59 days	$13,134	$18,881	$3,856	$6,533	$42,404	0.5%
60-89 days	2,587	8,112	757	2,294	13,750	0.2%

Total	$15,721	$26,993	$4,613	$8,827	$56,154	0.7%

(1)	Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Real estate loans delinquent 30-89 days consists of single-family residential permanent mortgage loans, home equity loans and other real estate loans. Total delinquent real estate loans decreased to $15.7 million at June 30, 2003, from $17.7 million at March 31, 2003.

Delinquent subprime automobile loans decreased to $27.0 million at June 30, 2003, from $31.8 million at March 31, 2003, primarily because of the continued decline in the portfolio of these loans following the Bank’s prior decision to discontinue origination of these loans.

Commercial loans delinquent 30-89 days totaled $4.6 million at June 30, 2003 compared to $3.5 million at March 31, 2003.

Other consumer loans delinquent 30-89 days increased slightly to $8.8 million at June 30, 2003, from $8.6 million at March 31, 2003.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. Potential problem assets declined to $15.4 million in the current quarter from $17.4 million at March 31, 2003.

Troubled Debt Restructurings. At June 30, 2003 and March 31, 2003, the Bank had no troubled debt restructurings.

Real Estate Held for Investment. At June 30, 2003 and March 31, 2003, real estate held for investment consisted of one property with book value of $0.9 million, net of valuation allowances of $0.2 million.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans and the allowance for losses on real estate held for investment or sale. These tables reflect charge-offs taken against assets during the periods indicated and may include charge-offs taken against assets which the Bank disposed of during such periods.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Nine Months Ended June 30,		Three Months June 30, 2003
	2003	2002
Balance at beginning of period	$66,079	$57,018	$63,487

Provision for loan losses	20,379	41,255	5,920

Charge-offs:
Single family residential and home equity	(905)	(814)	(281)
Commercial	(382)	—	(2)
Subprime automobile	(23,347)	(31,203)	(6,441)
Other consumer	(8,187)	(9,371)	(2,315)

Total charge-offs	(32,821)	(41,388)	(9,039)

Recoveries:
Single family residential and home equity	151	56	35
Commercial	6	8	—
Subprime automobile	8,852	9,460	3,851
Other consumer	2,091	2,193	483

Total recoveries	11,100	11,717	4,369

Charge-offs, net of recoveries	(21,721)	(29,671)	(4,670)

Balance at end of period	$64,737	$68,602	$64,737

Provision for loan losses to average loans (1) (2)	0.33%	0.76%	0.27%

Net loan charge-offs to average loans (1) (2)	0.35%	0.54%	0.21%

Ending allowance for losses on loans to total loans (2) (3)	0.74%	0.93%	0.74%

(1)	Annualized
(2)	Includes loans held for securitization and/or sale.
(3)	Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	June 30,				September 30, 2002
	2003		2002
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of period allocated to:
Single-family residential	$2,161	62.6%	$1,789	57.9%	$1,953	59.0%
Home equity	754	14.9	1,328	13.6	817	14.1
Commercial real estate and multifamily	171	0.2	183	0.3	124	0.3
Real estate construction and ground	3,037	2.9	4,645	3.5	3,419	3.4
Commercial	18,145	10.4	10,488	10.6	16,934	10.4
Prime automobile	5,400	6.5	5,110	8.4	4,150	8.0
Subprime automobile	32,000	1.4	32,000	3.7	32,000	3.0
Home improvement and related loans	1,049	0.7	1,098	1.5	1,151	1.3
Overdraft lines of credit and other consumer	2,020	0.4	937	0.5	1,635	0.5
Unallocated	—	—	11,024	—	3,896	—

Total	$64,737		$68,602		$66,079

Real Estate Held for Investment or Sale

(Dollars in thousands)

Activity in Allowance for Losses

	Nine Months Ended June 30,		Three Months Ended June 30, 2003
	2003	2002
Balance at beginning of period:
Real estate held for investment	$202	$202	$202
Real estate held for sale	71,293	85,152	71,279

Total	71,495	85,354	71,481

Provision for real estate losses:
Real estate held for sale	—	700	—

Total	—	700	—

Chargeoffs net of recoveries:
Real estate held for sale:
Communities	49	(2,153)	63

Total net (chargeoffs) recoveries	49	(2,153)	63

Balance at end of period:
Real estate held for investment	202	202	202
Real estate held for sale	71,342	83,699	71,342

Total	$71,544	$83,901	$71,544

Components of Allowance for Losses

	June 30, 2003	March 31, 2003	September 30, 2002
Allowance for losses on real estate held for investment	$202	$202	$202

Allowance for losses on real estate held for sale:
Residential ground	—	—	100
Commercial ground	3,631	3,631	3,631
Communities	67,711	67,648	67,562

Total	71,342	71,279	71,293

Total allowance for losses on real estate held for investment or sale	$71,544	$71,481	$71,495

At June 30, 2003, the Bank’s total valuation allowances for losses on loans and real estate held for investment or sale increased to $136.3 million, from $135.0 million at March 31, 2003. Management reviews the adequacy of the valuation allowances on loans and leases and real estate using a variety of measures and tools including historical loss performance, delinquency status, internal risk ratings, current economic conditions and current underwriting policies and procedures. Using this analysis, management determines a range of acceptable valuation allowances. Management believes that the overall level of the allowance is appropriate.

The allowance for losses on loans secured by real estate totaled $6.1 million at June 30, 2003, which constituted 68.8% of total non-performing real estate loans. During the three months ended June 30, 2003, the Bank recorded net charge-offs of $0.2 million on these assets. The allowance for losses on real estate held for investment or sale totaled $71.5 million at both June 30, 2003 and March 31, 2003. The allowance for losses on real estate held for sale at June 30, 2003 is in addition to approximately $12.6 million of cumulative charge-offs previously taken against assets remaining in the Bank’s portfolio at June 30, 2003.

At June 30, 2003 and March 31, 2003, the combined allowance for losses on consumer loans, including automobile, subprime automobile, home improvement and related loans, overdraft lines of credit and other consumer loans was $40.5 million and $39.4 million, respectively. Net charge-offs of consumer and other loans totaled $4.4 million for the three months ended June 30, 2003, compared to $7.4 million for the three months ended March 31, 2003. The decline in net chargeoffs is attributable to declining subprime automobile loan balances coupled with decreased delinquencies following traditional seasonal highs.

Asset and Liability Management. The following table presents the interest rate sensitivity of the Bank’s interest-earning assets and interest-bearing liabilities at June 30, 2003, which reflects loan amortization and management’s estimate of loan prepayments. Variable rate loans are assumed to mature in the period in which their interest rates are next scheduled to adjust. Prepayment rates for the Bank’s loans are based on recent actual and market experience. Statement savings accounts with balances under $20,000 are classified based upon management’s assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
As of June 30, 2003
Real estate loans:
Adjustable-rate	$3,365,072	$295,629	$389,986	$251,292	$48,406	$4,350,385
Fixed-rate	27,140	21,374	64,848	39,477	59,690	212,529
Home equity credit lines and second mortgages	957,784	2,914	9,605	6,997	17,679	994,979
Commercial	721,012	14,444	47,286	33,978	73,900	890,620
Consumer and other	365,714	98,186	185,346	62,465	26,951	738,662
Loans held for securitization and/or sale	1,510,674	—	—	—	—	1,510,674
Mortgage-backed securities	97,337	80,477	85,636	59,894	206,900	530,244
Other investments	224,853	—	46,369	—	—	271,222

Total interest-earning assets	7,269,586	513,024	829,076	454,103	433,526	9,499,315
Total non-interest earning assets	—	—	—	—	2,143,874	2,143,874

Total assets	$7,269,586	$513,024	$829,076	$454,103	$2,577,400	$11,643,189

Deposits:
Fixed maturity deposits	$1,091,926	$381,879	$284,570	$66,706	$—	$1,825,081
NOW, statement and passbook accounts	2,514,846	49,835	165,980	112,970	240,753	3,084,384
Money market deposit accounts	2,192,891	—	—	—	—	2,192,891
Borrowings:
Capital notes—subordinated	—	—	150,000	—	100,000	250,000
Other	499,627	1,100,658	395,429	11,782	91,198	2,098,694

Total interest-bearing liabilities	6,299,290	1,532,372	995,979	191,458	431,951	9,451,050
Minority interest	—	—	—	—	144,000	144,000
Total non-interest bearing liabilities	—	—	—	—	1,504,439	1,504,439
Stockholders’ equity	—	—	—	—	543,700	543,700

Total liabilities & stockholders’ equity	$6,299,290	$1,532,372	$995,979	$191,458	$2,624,090	$11,643,189

Gap	$970,296	$(1,019,348)	$(166,903)	$262,645	$1,575
Cumulative gap	$970,296	$(49,052)	$(215,955)	$46,690	$48,265
Cumulative gap as a percentage of total assets	8.3%	(0.4)%	(1.9)%	0.4%	0.4%

The interest sensitivity “gap” shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing and/or maturity within the same period. The one-year gap, as a percentage of total assets, was a negative 0.4% at June 30, 2003, compared to a negative 2.0% at March 31, 2003. The change in the Bank’s one year gap during this period results from increased origination of short-term adjustable rate mortgage loans offset by increases in the Bank’s short-term deposits and other fundings. The Bank continues to consider a variety of strategies to manage its interest rate risk position.

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

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods should allow the Real Estate Trust to receive tax sharing payments and dividends from the Bank. During the nine-month period ended June 30, 2003, the Bank made tax sharing payments totaling $8.5 million and dividend payments of $12.0 million to the Real Estate Trust. Tax sharing and dividend payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

Historically, the operations of the Trust have generated net operating losses while the Bank has reported net income. It is anticipated that the Trust’s consolidation of the Bank’s operations into the Trust’s federal income tax return will result in the use of the Trust’s net operating losses to reduce the federal income taxes the Bank would otherwise owe. If, in any future year, the Bank has taxable losses or unused credits, the Trust would be obligated to reimburse the Bank for the greater of (i) the tax benefit to the group using such tax losses or unused tax credits in the group’s consolidated federal income tax returns or (ii) the amount of the refund which the Bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group.

In June 2003 the Real Estate Trust refinanced three hotels with new fixed rate non-recourse financing. The financing was comprised of three separate loans totaling $46 million, each with a term of ten years and a 5.90% interest rate. This financing replaced $38.3 million in existing financing on the three hotels.

In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of 9-3/4% Senior Secured Notes due March 2008, (the “1998 Notes”). The 1998 Notes are secured by a first priority perfected security interest in 8,000 shares, or 80%, of the issued and outstanding common stock of the Bank, which constitute all of the Bank common stock held by the Real Estate Trust. The 1998 Notes are nonrecourse obligations of the Real Estate Trust.

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

As of June 30, 2003, the Real Estate Trust has available a $50.0 million revolving credit line with an unrelated bank. The current maturity date for this line is September 29, 2004. The facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At June 30, 2003, the Real Estate Trust had $1.9 million outstanding borrowings under the facility.

As of June 30, 2003, the Real Estate Trust has available a $35.0 million revolving credit line with an unrelated bank, secured by a portion of the Real Estate Trust’s ownership interest in Saul Holdings Partnership. The current maturity date for this line is November 15, 2004. Interest is computed by reference to a floating rate index. At June 30, 2003, the Real Estate Trust had $6 million in outstanding borrowings under the facility.

The maturity schedule for the Real Estate Trust’s outstanding debt at June 30, 2003 for the balance of fiscal 2003 and subsequent years is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes Payable	Notes Payable Secured	Notes Payable Unsecured	Total
2003 (1)	$2,803	—	$3,094	$5,897
2004	11,792	1,900	12,166	25,858
2005	16,389	6,000	10,382	32,771
2006	94,688	—	7,071	101,759
2007	5,543	—	4,448	9,991
Thereafter	194,042	200,000	17,889	411,931

Total	$325,257	$207,900	$55,050	$588,207

(1)	July 1, 2003 - September 30, 2003

Of the $325.3 million of mortgage debt outstanding at June 30, 2003, $317.3 million was nonrecourse to the Real Estate Trust.

Development and Capital Expenditures

On June 29, 2000, the Real Estate Trust purchased a 6.17-acre site in the Loudoun Tech Center, a 246-acre business park located in Loudoun County, Virginia, for $1.1 million. The site was purchased for the purpose of developing an 81,000 square foot office/flex building to be known as Loudoun Tech Phase I. The cost of development is expected to be $8.4 million upon completion of tenant build-out and will be financed by a $7.4 million construction loan, which has a five-year term, a floating interest rate and one two-year renewal option. Construction of the base building was completed in December 2000, and the building was placed in service during December 2001. No leases have been signed as yet for space in the building. As of June 30, 2003, the Real Estate Trust’s building basis approximates $5.2 million, while the outstanding construction loan balance is $3.9 million.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $11.0 to $18.0 million per year for the next several years. The capital improvements are expected to increase from the current level because of planned hotel renovations and activities related to re-leasing of office space.

Banking

Capital. At June 30, 2003, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at June 30, 2003, in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$560,024
Minority interest in REIT Subsidiary (1)	144,000

	704,024

Adjustments for tangible and core capital:
Intangible assets	(42,776)
Non-includable subsidiaries (2)	(948)
Non-qualifying purchased/originated loan servicing rights	(5,691)

Total tangible capital	654,609	5.64%	$174,152	1.50%	$480,457	4.14%

Total core capital (3)	654,609	5.64%	$464,405	4.00%	$190,204	1.64%

Tier 1 risk-based capital (3)	654,609	7.37%	$353,679	4.00%	$300,931	3.37%

Adjustments for total risk-based capital:
Subordinated capital debentures	250,000
Allowance for general loan and lease losses	64,737

Total supplementary capital	314,737

Total available capital	969,346
Equity investments (2)	(2,065)

Total risk-based capital (3)	$967,281	11.09%	$707,357	8.00%	$259,924	3.09%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
(2)	Reflects an aggregate offset of $0.2 million representing the allowance for general loan losses maintained against the Bank’s equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a “credit” against the deductions from capital otherwise required for such investments.
(3)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank’s REO at June 30, 2003, after valuation allowances of $71.3 million, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	2,065	(1)
1991	15,182	(1)
1995	3,829	(1)
2002	220
2003	1,956

Total REO	$23,252

(1)	The Bank has received, from the OTS, an extension of the holding periods of these REO properties through February 7, 2004.

Liquidity. The Bank’s average liquidity ratio for the quarter ended June 30, 2003, was 5.7%, compared to 5.9% for the quarter ended March 31, 2003.

As part of its mortgage banking activities, the Bank sold $1.6 billion of single-family residential loans during the current quarter. As part of its operating strategy, the Bank continually explores opportunities to sell assets and to securitize and sell various loan receivables to meet liquidity and other balance sheet objectives.

In connection with its loan origination, securitization and sale activities, the Bank generally retains various interests in the sold loans, including servicing assets and interest-only strips receivable. The Bank may also retain a limited amount of recourse to its securitization transactions through one or more means, most often through the establishment of reserve accounts, overcollateralization of receivables or retention of subordinated asset-backed certificates. The Bank records these interests as assets on its financial statements. In some cases, the Bank determines the carrying value of the retained assets based on expected future cash flows to be received by the Bank from the underlying assets. Some of these cash flows are payable to the Bank before the claim of others, while other cash flows are subordinated to the claims of others. The following tables summarize the carrying value of these assets at June 30, 2003 and March 31, 2003.

	June 30, 2003
	Not Subordinated	Subordinated	Total
	(in thousands)
Servicing assets	$74,707	$—	$74,707
Interest-only strips receivable	113,905	13,405	127,310
Overcollateralization of loans	—	5,385	5,385
Reserve accounts	1,316	17,024	18,340

Total	$189,928	$35,814	$225,742

	March 31, 2003
	Not Subordinated	Subordinated	Total
	(in thousands)
Servicing assets	$68,104	$—	$68,104
Interest-only strips receivable	88,516	19,690	108,206
Overcollateralization of loans	—	7,066	7,066
Reserve accounts	1,862	16,777	18,639

Total	$158,482	$43,533	$202,015

The increase in servicing assets and interest-only strips receivable was due to the increased securitization and sale activity in the current quarter.

The Bank also is obligated under various recourse provisions related to the swap of single-family residential loans for mortgage-backed securities issued by the Bank. At June 30, 2003, recourse to the Bank under these arrangements was $4.7 million, consisting of restricted cash accounts of $2.7 million and overcollateralization of receivables of $2.0 million.

The Bank also is obligated under a recourse provision related to the servicing of certain of its residential mortgage loans. At June 30, 2003 and March 31, 2003, recourse to the Bank under this arrangement totaled $3.4 million.

There were no material commitments for capital expenditures at June 30, 2003.

The Bank’s future liquidity requirements will continue to be affected both by the asset size of the Bank, the growth of which will be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the Bank’s primary sources of funds will be sufficient to meet the Bank’s foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

Results of Operations

Three Months Ended June 30, 2003, (the “2003 quarter”) Compared to Three Months Ended June 30, 2002, (the “2002 quarter”)

Real Estate

The Real Estate Trust recorded income before depreciation and amortization of $980,000 and an operating loss of $4.1 million in the quarter ended June 30, 2003 (the “2003 quarter”) compared to income before depreciation and amortization of $2.6 million and an operating loss of $2.3 million in the quarter ended June 30, 2002, (the “2002 quarter”). The changes reflect declining results in operations of hotels, (including the general economic decline and exterior renovations to the Tysons Corner Holiday Inn), higher depreciation and amortization expense, and lower earnings from unconsolidated entities.

Income after direct operating expenses from hotels decreased $1.2 million (12.4%) in the 2003 quarter from the level achieved in the 2002 quarter. The decrease in total revenue of $1.2 million (4.5%) consisted largely of lower room sales ($1.1 million). There was an increase of $70,000 (0.4%) in direct operating expenses in the 2003 quarter.

Income after direct operating expenses from office and industrial properties decreased $163,000 (2.3%) in the 2003 quarter from the 2002 quarter. Gross income decreased $318,000 (3.2%), and expenses decreased $155,000 (5.2%).

Other income decreased $69,000 (18.6%) in the 2003 quarter from the 2002 quarter, principally due to lower interest income in the current quarter.

Land parcels and other expense increased $65,000 (25.8%) in the 2003 quarter from the 2002 quarter due to higher real estate taxes and other carrying charges.

Interest expense decreased $159,000 (1.3%) in the 2003 quarter because of lower average interest rates on outstanding borrowings. Average balances of the Real Estate Trust’s outstanding borrowings increased to $588.7 million for the 2003 quarter from $583.3 million for the 2002 quarter. Average interest rates in the 2003 and 2002 quarters were 8.55% and 8.66%, respectively.

There was no capitalized interest in either the 2003 quarter or the 2002 quarter since there was no development activity in either quarter.

Amortization of debt expense increased $43,000 (16.3%) in the 2003 quarter, primarily due to costs incurred in connection with obtaining and refinancing mortgage loans in recent periods.

Depreciation increased $81,000 (1.7%) in the 2003 quarter, largely as a result of new income-producing assets placed in service in recent periods.

Advisory, management and leasing fees paid to related parties decreased $67,000 (2.0%) in the 2003 quarter from their level in the 2002 quarter. The monthly advisory fees were $458,000 in the 2003 quarter, compared to $475,000 in the 2002 quarter, a decrease aggregating $51,000 (3.6%). Management and leasing fees decreased $16,000 (0.9%) in the current quarter, reflecting decreased gross revenues from properties on which fees are based.

General and administrative expense increased $145,000 (27.6%) in the 2003 quarter, primarily due to increases in accounting expenses of $143,000 (408.6%). Accounting expenses increased primarily due to re-audits of prior year financial statements.

Equity in earnings of unconsolidated entities reflected earnings of $1,806,000 in the 2003 quarter as compared to earnings of $2,068,000 in the 2002 quarter, a decrease of $262,000 (12.7%).

There were no impairment losses in the 2003 quarter compared to $47,000 incurred during the 2002 quarter.

Banking

Overview. The Bank recorded operating income of $37.3 million for the three months ended June 30, 2003 (the “2003 quarter”), compared to operating income of $34.9 million for the three months ended June 30, 2002 (the “2002 quarter”). An increase in other income and a decrease in the provision for loan losses were substantially offset by a decline in net interest income and an increase in operating expenses.

Net Interest Income. Net interest income, before the provision for loan losses, decreased $6.8 million (or 10.3%) in the 2003 quarter compared to the 2002 quarter. There was no interest income recorded during the 2003 quarter on non-accrual assets and restructured loans. The Bank would have recorded interest income of $0.4 million for the 2003 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank’s net interest income in future periods will continue to be adversely affected by the Bank’s non-performing assets. See “Financial Condition—Asset Quality—Non-Performing Assets.”

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis

(Dollars in thousands)

	Three Months Ended June 30,
	2003			2002
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$8,721,134	$99,102	4.55%	$7,248,687	$108,863	6.01%
Mortgage-backed securities	584,719	7,730	5.29	1,170,876	17,683	6.04
Federal funds sold and securities purchased under agreements to resell	59,264	180	1.21	64,956	287	1.77
Trading securities	89,451	1,202	5.38	35,261	563	6.39
Investment securities	46,386	295	2.54	46,462	357	3.07
Other interest-earning assets	191,362	1,368	2.86	165,700	1,560	3.77

Total	9,692,316	109,877	4.53	8,731,942	129,313	5.92

Noninterest-earning assets:
Cash	285,242			255,719
Real estate held for investment or sale	25,389			24,341
Property and equipment, net	468,404			456,886
Automobiles subject to lease, net	1,017,678			1,126,449
Goodwill and other intangible assets, net	24,519			25,546
Other assets	352,631			281,618

Total assets	$11,866,179			$10,902,501

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$1,856,236	1,211	0.26	$1,609,251	1,224	0.30
Savings deposits	1,132,980	1,293	0.46	1,014,154	2,485	0.98
Time deposits	1,929,111	11,821	2.45	2,191,569	20,759	3.79
Money market deposits	2,141,681	5,423	1.01	1,887,787	7,741	1.64

Total deposits	7,060,008	19,748	1.12	6,702,761	32,209	1.92
Borrowings	2,710,964	30,835	4.55	2,491,604	31,027	4.98

Total liabilities	9,770,972	50,583	2.07	9,194,365	63,236	2.75

Noninterest-bearing items:
Noninterest-bearing deposits	1,112,177			840,911
Other liabilities	299,817			220,939
Minority interest	144,000			144,000
Stockholders’ equity	539,213			502,286

Total liabilities and stockholders’ equity	$11,866,179			$10,902,501

Net interest income		$59,294			$66,077

Net interest spread (2)			2.46%			3.17%

Net yield on interest-earning assets (3)			2.45%			3.03%

Interest-earning assets to interest-bearing liabilities			99.20%			94.97%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002 Increase (Decrease) Due to Change in (1)
	Volume	Rate	Total Change
Interest income:
Loans (2)	$91,944	$(101,705)	$(9,761)
Mortgage-backed securities	(7,975)	(1,978)	(9,953)
Federal funds sold and securities purchased under agreements to resell	(23)	(84)	(107)
Trading securities	1,225	(586)	639
Investment securities	(1)	(61)	(62)
Other interest-earning assets	1,104	(1,296)	(192)

Total interest income	86,274	(105,710)	(19,436)

Interest expense:
Deposit accounts	10,749	(23,210)	(12,461)
Borrowings	10,721	(10,913)	(192)

Total interest expense	21,470	(34,123)	(12,653)

Increase (decrease) in net interest income	$64,804	$(71,587)	$(6,783)

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in the 2003 quarter decreased $19.4 million (or 15.0%) from the 2002 quarter as a result of lower average yields on loans receivable, which was partially offset by increases in the average balances of loans receivable of $1.5 billion. Also contributing to the decreased income were lower average yields and lower average balances of mortgage-backed securities.

The Bank’s net interest spread decreased to 2.46% in the 2003 quarter, from 3.17% in the 2002 quarter. The average yield of interest-earning assets decreased at a rate greater than the rate of decrease in the average cost of interest-bearing liabilities. Average interest-earning assets as a percentage of average interest-bearing liabilities increased to 99.2% for the 2003 quarter, compared to 95.0% for the 2002 quarter.

Interest income on loans, the largest category of interest-earning assets, decreased $9.8 million from the 2002 quarter primarily because of lower average yields. The decreased average yield on the loan portfolio was primarily due to declines in the various indices on which interest rates on adjustable rate loans are based. The average yield on the loan portfolio decreased 146 basis points (to 4.55% from 6.01%) from the 2002 quarter. Lower average yields on single-family residential loans during the 2003 quarter resulted in a $3.1 million (or 4.8%) decrease in interest income. A $1.2 billion increase in the average balance of single-family residential loans partially offset this decrease. In addition, lower average yields and, to a lesser extent, lower average balances of automobile loans, resulted in a $7.6 million (or 35.6%) decrease in interest income.

Interest income on mortgage-backed securities decreased $10.0 million (or 56.3%) primarily because of $586.2 million of lower average balances and, to a lesser extent, a decrease in the average interest rates on those securities (to 5.29% from 6.04%).

Interest expense on deposits decreased $12.5 million (or 38.7%) during the 2003 quarter, due to decreased average rates. The 80 basis point decrease in the average rate on deposits (from 1.92% to 1.12%) resulted from a reduction in the rates paid by the Bank in response to declines in market interest rates. The Bank also had fewer higher cost brokered deposits in the 2003 quarter compared to the 2002 quarter.

Interest expense on borrowings decreased slightly in the 2003 quarter compared to the 2002 quarter. The decrease resulted from decreases in the average rate paid on securities sold under repurchase agreements and other borrowings which, combined, resulted in a decrease of $0.8 million in interest expense. An increase in the average balance on Federal Home Loan Bank advances resulted in a $0.6 million increase in interest expense which partially offset the decrease in interest expense on other borrowings.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $5.9 million in the 2003 quarter from $11.4 million in the 2002 quarter. The $5.5 million decrease largely reflects improved credit quality of the loan portfolio following the Bank’s prior decisions to stop originating indirect automobile loans. See “Financial Condition—Asset Quality—Allowances for Losses.”

Other Income. Other non-interest income increased to $139.6 million in the 2003 quarter from $131.3 million in the 2002 quarter. The $8.3 million (or 6.3%) increase was primarily attributable to an increase in the gain on trading securities and sales of loans, an increase in servicing and securitization income and an increase in deposit servicing fees. A decrease in automobile rental income partially offset the increase in other income.

Gain on trading securities and sales of loans increased $6.9 million over the 2002 quarter. The Bank sold loans amounting to $820.1 million and recognized a gain of $6.2 million during the current quarter compared to sales of $341.0 million and a gain of $2.1 million in the prior corresponding quarter. In addition, the Bank recorded a $1.3 million unrealized gain in the value of a trading security in the 2003 quarter compared to a $1.5 million unrealized loss in the 2002 quarter.

Servicing and securitization income increased to $33.0 million in the 2003 quarter, from $28.9 million in the 2002 quarter, primarily as a result of an increase in the volume of loans securitized and sold. The Bank securitized and sold $760.4 million of loans receivable in the current quarter compared to $500.5 million in the prior corresponding quarter.

Operating Expenses. Operating expenses for the 2003 quarter increased $4.6 million (or 3.0%) from the 2002 quarter. Contributing to the increase in operating expense was an increase in salaries and employee benefits of $2.9 million (or 5.8%) due to the addition of staff in the residential mortgage lending area and retail branch network. Marketing expense increased $2.7 million during the current quarter as a result of increased marketing activities.

Results of Operations

Nine Months Ended June 30, 2003, (the “2003 period”) Compared to Nine Months Ended June 30, 2002, (the “2002 period”)

Real Estate

The Real Estate Trust recorded a loss before depreciation and amortization of $1.1 million and an operating loss of $16.8 million in the nine months ended June 30, 2003 (the “2003 period”) compared to income before depreciation and amortization of $2.2 million and an operating loss of $12.4 million in the nine months ended June 30, 2002, (the “2002 period”). The changes reflect declining results in operations of hotels, (including the general economic decline and exterior renovations to the Tysons Corner Holiday Inn), higher depreciation and amortization expense, lower earnings from unconsolidated entities, and impairment losses on investments.

Income after direct operating expenses from hotels decreased $1.7 million (7.7%) in the 2003 period from the level achieved in the 2002 period. Total revenue decreased $849,000 (1.3%) and direct operating expenses increased $858,000 (2.0%).

Income after direct operating expenses from office and industrial properties increased $98,000 (0.5%) in the 2003 period from the 2002 period. The two new properties produced an increase of $787,000, while the results from the eleven office properties owned throughout both periods produced a decrease of $689,000. Gross income increased $321,000 (1.1%), and expenses increased $223,000 (2.7%). For the eleven office properties owned throughout both periods, total revenue decreased by $663,000 (2.3%) and the increase in direct operating expenses was $26,000 (0.3%) The downturn was due to leased space turning over at lower rental rates in the current period.

Other income decreased $258,000 (22.2%) in the 2003 period from the 2002 period, principally due to lower interest income in the current period.

Land parcels and other expense increased $70,000 (8.7%) in the 2003 period from the 2002 period due to higher real estate taxes and other carrying charges.

Interest expense decreased $433,000 (1.2%) in the 2003 period because of lower average interest rates on outstanding borrowings. Average balances of the Real Estate Trust’s outstanding borrowings increased to $585.2 million for the 2003 period from $583.8 million for the 2002 period. Average interest rates in the 2003 and 2002 quarters were 8.63% and 8.67%, respectively.

Capitalized interest decreased $287,000 (100.0%) in the 2003 period since there was no development activity in the current period.

Amortization of debt expense increased $180,000 (26.5%) in the 2003 period, primarily due to costs incurred in connection with obtaining and refinancing mortgage loans in recent periods.

Depreciation increased $1.0 million (7.5%) in the 2003 period, largely as a result of new income-producing assets placed in service in recent periods.

Advisory, management and leasing fees paid to related parties decreased 70,000 (0.8%) in the 2003 period from their level in the 2002 period. The monthly advisory fees were $458,000 in the 2003 period, compared to $475,000 in the 2002 period, a decrease aggregating $153,000 (3.6%).

Management and leasing fees increased $83,000 (1.6%) in the current period, reflecting increased gross revenues from properties on which fees are based.

General and administrative expense decreased $65,000 (3.7%) in the 2003 period. This decrease is attributable to decreases in legal expenses of $192,000 (23.2%), offset by increases in accounting expenses of $129,000 (55.8%). Accounting expenses increased primarily due to re-audits of prior year financial statements.

Equity in earnings of unconsolidated entities reflected net earnings of $5,990,000 in the 2003 period as compared to net earnings of $7,123,000 in the 2002 period, a decrease of $1,133,000 (15.9%). Earnings from Saul Holdings Partnership and Saul Centers were lower by $941,000 in the current period and losses from other investments were higher by $192,000 in the current period. The decrease in earnings from Saul Holdings Partnership and Saul Centers is partly attributable to a one-time gain on the sale of a property in the prior period.

Impairment loss on investments increased $484,000 in the 2003 period, due to additional write-downs of certain non-public investments accounted for under the cost method.

Banking

Overview. The Bank recorded operating income of $96.0 million for the nine months ended June 30, 2003 (the “2003 period”), compared to operating income of $87.9 million for the nine months ended June 30, 2002 (the “2002 period”). A decrease in the provision for loan losses and an increase in other income were partially offset by a decrease in net interest income and an increase in operating expenses.

Net Interest Income. Net interest income, before the provision for loan losses, decreased $16.0 million (or 7.9%) in the 2003 period compared to the 2002 period. There was no interest income recorded during the 2003 period on non-accrual assets and restructured loans. The Bank would have recorded interest income of $1.7 million for the 2003 period if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank’s net interest income in future periods will continue to be adversely affected by the Bank’s non-performing assets. See “Financial Condition—Asset Quality—Non-Performing Assets.”

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis

(Dollars in thousands)

	Nine Months Ended June 30,
	2003			2002
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$8,307,835	$304,235	4.88%	$7,271,132	$346,406	6.35%
Mortgage-backed securities	742,873	30,573	5.49	1,284,240	58,412	6.06
Federal funds sold and securities purchased under agreements to resell	68,551	677	1.32	48,399	650	1.79
Trading securities	82,946	3,541	5.69	50,863	2,415	6.33
Investment securities	46,412	894	2.57	46,120	1,226	3.54
Other interest-earning assets	185,478	4,415	3.17	196,019	5,725	3.89

Total	9,434,095	344,335	4.87	8,896,773	414,834	6.22

Noninterest-earning assets:
Cash	300,072			235,048
Real estate held for investment or sale	24,915			28,842
Property and equipment, net	469,717			451,848
Automobiles subject to lease, net	1,069,893			1,115,475
Goodwill and other intangible assets, net	24,664			26,107
Other assets	334,407			299,121

Total assets	$11,657,763			$11,053,214

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$1,753,540	3,628	0.28	$1,504,458	3,509	0.31
Savings deposits	1,081,867	4,110	0.51	955,996	7,094	0.99
Time deposits	1,977,616	40,078	2.70	2,487,803	81,914	4.39
Money market deposits	2,072,053	17,315	1.11	1,772,102	24,030	1.81

Total deposits	6,885,076	65,131	1.26	6,720,359	116,547	2.31
Borrowings	2,747,162	93,650	4.55	2,667,212	96,780	4.84

Total liabilities	9,632,238	158,781	2.20	9,387,571	213,327	3.03

Noninterest-bearing items:
Noninterest-bearing deposits	1,057,630			817,985
Other liabilities	294,259			211,741
Minority interest	144,000			144,000
Stockholders’ equity	529,636			491,917

Total liabilities and stockholders’ equity	$11,657,763			$11,053,214

Net interest income		$185,554			$201,507

Net interest spread (2)			2.67%			3.19%

Net yield on interest-earning assets (3)			2.62%			3.02%

Interest-earning assets to interest-bearing liabilities			97.94%			94.77%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002 Increase (Decrease) Due to Change in (1)
	Volume	Rate	Total Change
Interest income:
Loans (2)	$65,405	$(107,576)	$(42,171)
Mortgage-backed securities	(22,760)	(5,079)	(27,839)
Federal funds sold and securities purchased under agreements to resell	296	(269)	27
Trading securities	1,532	(406)	1,126
Investment securities	13	(345)	(332)
Other interest-earning assets	(295)	(1,015)	(1,310)

Total interest income	44,191	(114,690)	(70,499)

Interest expense:
Deposit accounts	4,590	(56,006)	(51,416)
Borrowings	4,115	(7,245)	(3,130)

Total interest expense	8,705	(63,251)	(54,546)

Increase (decrease) in net interest income	$35,486	$(51,439)	$(15,953)

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in the 2003 period decreased $70.5 million (17.0%) from the 2002 period as a result of lower average yields on loans receivable, which was partially offset by increases in the average balances of loans receivable of $1.0 billion. Also contributing to the decreased income were lower average yields and lower average balances of mortgage-backed securities.

The Bank’s net interest spread decreased to 2.67% in the 2003 period from 3.19% in the 2002 period. The average yield of interest-earning assets decreased at a rate greater than the rate of decrease in the average cost of interest-bearing liabilities. Average interest-earning assets as a percentage of average interest bearing liabilities increased to 97.9% for the 2003 period compared to 94.8% for the 2002 period.

Interest income on loans, the largest category of interest-earning assets, decreased $42.2 million from the 2002 period primarily because of lower average yields. The decreased average yield on the loan portfolio was primarily due to declines in the various indices on which interest rates on adjustable rate loans are based. The average yield on the loan portfolio decreased 147 basis points (from 6.35% to 4.88%) from the 2002 period. Lower average yields on single-family residential loans during the 2003 period resulted in a $20.8 million (or 10.0%) decrease in interest income. A $733.5 million increase in the average balance of single-family residential loans partially offset this decrease. In addition, lower average yields and, to a lesser extent, lower average balances of automobile loans resulted in an $23.3 million (or 33.1%) decrease in interest income.

Interest income on mortgage-backed securities decreased $27.8 million (or 47.7%) primarily because of $541.4 million of lower average balances and, to a lesser extent, a decrease in the average interest rates on those securities (from 6.06% to 5.49%).

Interest expense on deposits decreased $51.4 million (or 44.1%) during the 2003 period, due to decreased average rates. The 105 basis point decrease in the average rate on deposits (from 2.31% to 1.26%) resulted from a reduction in the rates paid by the Bank in response to declines in market interest rates. The Bank had fewer higher cost brokered deposits in the 2003 period compared to the 2002 period.

Interest expense on borrowings decreased $3.1 million (or 3.2%) in the 2003 period compared to the 2002 period. The decrease resulted from decreases in the average rate paid on securities sold under repurchase agreements and other borrowings, which, combined, resulted in a decrease of $2.7 million in interest expense. A decrease in the average yield of Federal Home Loan Bank advances (from 5.15% to 4.82%) also contributed to the decrease in interest expense on borrowings. Partially offsetting the decrease in interest expense on borrowings was an increase in the average balance of Federal Home Loan Bank advances of $113.4 million (or 6.1%).

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $20.4 million in the 2003 period from $41.3 million in the 2002 period. The $20.9 million decrease largely reflects improved credit quality of the loan portfolio following the Bank’s prior decisions to stop originating indirect automobile loans. See “Financial Condition—Asset Quality—Allowances for Losses.”

Other Income. Other non-interest income increased to $398.4 million in the 2003 period from $368.0 million in the 2002 period. The $30.4 million (or 8.2%) increase resulted from an increase in servicing and securitization income, an increase in income on real estate held for investment or sale and an increase in deposit servicing fees.

Servicing and securitization income increased to $77.2 million in the 2003 period, from $65.2 million in the 2002 period, primarily as a result of an increase in the volume of loans securitized and sold. The Bank securitized and sold $1.7 billion of loans receivable during the current period compared to $1.2 billion in the prior corresponding period.

The gain on real estate held for investment or sale was $6.6 million in the 2003 period compared to $0.6 million in the prior corresponding period. The Bank sold one REO property during the quarter ended December 31, 2002 and recognized a gain of $5.5 million.

Deposit servicing fees increased $6.8 million (or 8.1%) during the 2003 period primarily due to fees generated from the continued expansion of the Bank’s branch and ATM network.

Operating Expenses. Operating expenses for the 2003 period increased $27.2 million (or 6.2%) from the 2002 period. The increase in operating expenses was primarily the result of an increase in salaries and employee benefits of $7.9 million (or 5.3%) due to the addition of staff in the residential mortgage lending area and retail branch network. Also contributing to the increase in operating expenses was an increase in servicing assets amortization and other loan expenses of $5.4 million (or 17.1%) due to an increase in the amortization of capitalized mortgage servicing rights. Depreciation and amortization also increased $18.3 million during the current period due to depreciation expense on automobiles subject to lease and, to a lesser extent, the fair market value adjustment of one office building held for sale.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item is included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Trust carried out an evaluation under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of June 30, 2003. Based on the foregoing, the Trust’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective as of June 30, 2003.

During the three months ended June 30, 2003, there were no significant changes in the Real Estate Trust’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Real Estate Trust’s internal control over financial reporting.

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

(j)	Indenture dated as of September 1, 1992 with respect to the Trust’s Notes due from One to Ten Years from Date of Issue filed as Exhibit 4(a) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(k)	First Supplemental Indenture dated as of January 16, 1997 with respect to the Trust’s Notes due from One to Ten years from Date of Issue filed as Exhibit 4(b) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(l)	Second Supplemental Indenture dated as of January 13, 1999 with respect to the Trust’s Notes due from One to Ten Years from Date of Issuance as filed as Exhibit 4(l) to Registration Statement No. 333-70753 is hereby incorporated by reference.

(m)	Indenture dated as of April 14, 2003 with respect to the Trust’s Notes due from One toTen Years from Date of Issue filed as Exhibit 4(a) to Registration Statement No. 333-104068 is hereby incorporated by reference.

10.		MATERIAL CONTRACTS

	(a)	Amended and Restated Advisory Contract dated October 1, 1982 by and among the Trust, B.F . Saul Company and B.F. Saul Advisory Company subsequently, as amended, as filed as Exhibit 10(a) to Registration Statement No 333-70753 is hereby incorporated by reference.

	(b)	Assignment and Guaranty Agreement effective May 1, 1972 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

	(c)	Commercial Property Leasing and Management Agreement effective October 1, 1982 between the Trust and B.F. Saul Property Company filed as Exhibit 10(b) to Registration Statement No. 2-80831 is hereby incorporated by reference.

	(d)	Amendments to Commercial Property Leasing and Management Agreement between the Trust and B.F. Saul Property Company dated as of December 31, 1992 (Amendment No. 5), July 1, 1989 (Amendment No. 4), October 1, 1986 (Amendment No. 3), January 1, 1985 (Amendment No. 2) and July 1, 1984 (Amendment No. 1) filed as Exhibit 10(o) to Registration Statement No. 33-34930 is hereby incorporated by reference.

	(e)	Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

	(f)	First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

	(g)	Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Bank, F.S.B. and certain real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.

	(h)	Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

	(i)	Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

	(j)	First Amendment to Registration Rights and Lock-Up Agreement dated September 29, 1999 by and among Saul Centers, Inc., the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, B.F. Saul Property Company and Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

	(k)	Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company, Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.

	(l)	Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., B.F. Saul Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended March 31, 2000 is hereby incorporated by reference.

	(m)	Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

	(n)	Note Administration Fee Agreement dated as of February 8, 2002, between the Trust and B.F. Saul Advisory Company L.L.C., as filed as Exhibit 10(n) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended December 31, 2001 is hereby incorporated by reference.

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. F. SAUL REAL ESTATE INVESTMENT TRUST
(Registrant)

Date: August 14, 2003	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.
Vice President and Chief Financial Officer (principal financial officer)

Date: August 14, 2003	/s/ JOHN A. SPAIN
John A. Spain
Vice President and Controller (acting principal accounting officer)