Form 10-K
period 2003-09-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2003-12-19
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

N/A

(Title of class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was requires to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

There were no Common Shares of Beneficial Interest held by non-affiliates of the registrant as of December 19, 2003.

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of December 19, 2003 was 4,807,510.

PART I

ITEM 1. BUSINESS

Overview

B.F. Saul Real Estate Investment Trust operates as a Maryland real estate investment trust. The Real Estate Trust began its operations in 1964 as an unincorporated business trust organized under a Declaration of Trust governed by District of Columbia law. The Real Estate Trust terminated its status as a qualified real estate investment trust for federal income tax purposes in 1978 and is now taxable as a corporation. On October 24, 1988, the Real Estate Trust amended its Declaration of Trust to qualify as a statutory real estate investment trust under Maryland law.

The principal business activities of the Trust are the ownership of 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. (“Chevy Chase”), whose assets accounted for 96% of the Trust’s consolidated assets at September 30, 2003, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in Chevy Chase, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the Office of Thrift Supervision, also know as “OTS.” See “Banking—Holding Company Regulation.”

The Trust recorded net income of $45.9 million in the fiscal year ended September 30, 2003, compared to a net income of $25.9 million in the fiscal year ended September 30, 2002.

The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term “Trust” used in the text and the financial statements included herein refers to the combined entity, which includes B.F. Saul Real Estate Investment Trust and its subsidiaries, including Chevy Chase and Chevy Chase’s subsidiaries. The term “Real Estate Trust” refers to B.F. Saul Real Estate Investment Trust and its subsidiaries, excluding Chevy Chase and Chevy Chase’s subsidiaries. The operations conducted by the Real Estate Trust are designated as “Real Estate,” while the business conducted by Chevy Chase and its subsidiaries is identified as “Banking.”

Real Estate

The Real Estate Trust’s long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate. The properties owned by the Real Estate Trust are located predominantly in the mid-Atlantic and Southeastern regions of the United States and consist principally of hotels, office projects, and undeveloped land parcels.

The Real Estate Trust has significant relationships with B.F. Saul Company (“Saul Company”) and two of its wholly owned subsidiaries, B.F. Saul Advisory Company L.L.C., referred to in this report as the “Advisor,” and B.F. Saul Property Company, (“Saul Property Co.”). Saul Company, founded in 1892, specializes in commercial property management and leasing, hotel management, development and construction management, acquisitions, sales and financing of real estate property and insurance. Certain officers and trustees of the Real Estate Trust are also officers and/or directors of Saul Company, the Advisor and Saul Property Co. Other than uncompensated officers, the Real Estate Trust has no employees. See “Item 13. Certain Relationships and Related Transactions—Management Personnel.”

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

Banking

Chevy Chase Bank, F.S.B., referred to in this document as “Chevy Chase” or the “Bank,” is a federally chartered and federally insured stock savings bank which at September 30, 2003 was conducting business from 210 full-service branch offices, including 54 grocery store banking centers, and 812 automated teller machines in Maryland, Delaware, Virginia and the District of Columbia. The Bank has its home office in McLean, Virginia and its executive offices in Bethesda, Maryland, both suburban communities of Washington, DC. The Bank either directly or through a wholly owned subsidiary also maintains a commercial loan production office located in Baltimore, Maryland and six mortgage loan production offices in the mid-Atlantic region. In addition, the Bank maintains a network of third party originators in order to supplement its direct origination of loans. At September 30, 2003, the Bank had total assets of $11.8 billion and total deposits of $8.1 billion. Based on total assets at September 30, 2003, Chevy Chase is the largest full-service bank headquartered in the Washington, DC metropolitan area.

Chevy Chase is a consumer oriented, full-service banking institution principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and other consumer loans. The Bank also has an active commercial lending program. The Bank’s principal deposit and retail lending markets are located in the Washington, DC metropolitan area. The Bank’s wholesale activities include the acquisition of loans through a nationwide network of third party originators. As a complement to its basic deposit and lending activities, the Bank provides related financial services to its customers, including securities brokerage and insurance products offered through its subsidiaries. In addition, the Bank offers a variety of investment products and provides fiduciary services to a primarily institutional customer base through its subsidiary, ASB Capital Management, Inc., and to a primarily high net worth customer base through another subsidiary, Chevy Chase Trust Company.

The Bank seeks to capitalize on its status as the largest locally headquartered full-service bank in the Washington, DC metropolitan area by expanding its community banking operations. Accordingly, the Bank continues to build its branch and alternative delivery systems, to maintain and expand its mortgage banking operations, and to offer a broad range of consumer products, including home equity loans and lines of credit and other consumer loans. In addition, the Bank continues to expand its business banking program, with an emphasis on businesses operating in the Washington, DC metropolitan area. The Bank also continues to further develop the fee-based services it provides to customers, including securities brokerage, trust, asset management and insurance products offered through its subsidiaries.

Chevy Chase recorded operating income of $146.2 million for the year ended September 30, 2003, compared to operating income of $103.6 million for the year ended September 30, 2002. At September 30, 2003, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.75%, 5.75%, 7.67% and 11.05%, respectively. The Bank’s regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, also known as “FIRREA,” as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, also known as “FDICIA”.

In October 2003, the Bank issued $125 million of its 8% Noncumulative Perpetual Preferred Stock, Series C (the “8% Preferred Stock”) and used the proceeds to redeem all of its 13% Noncumulative Perpetual Preferred Stock, Series A (the “13% Preferred Stock”) on October 31, 2003. On December 2, 2003, the Bank issued $175 million of its 6 7/8% subordinated debentures due 2013 (the “2003 Debentures”). The net proceeds of the offering, along with short-term borrowings, will be used to redeem all of the Bank’s subordinated debentures due 2005 and 2008.

Chevy Chase is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the “OTS”) and, to a lesser extent, by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s deposit accounts are fully insured up to $100,000 per insured depositor by the FDIC.

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

The following tables set forth, at and for the periods indicated, certain information regarding the properties in the Real Estate Trust’s investment portfolio at September 30, 2003.

HOTELS

			Average Occupancy (2)			Average Room Rate
			Year Ended September 30,			Year Ended September 30,
Location	Name	Rooms (1)	2003	2002	2001	2003	2002	2001
COLORADO
Pueblo	Pueblo Holiday Inn	191	46%	51%	52%	$56.61	$57.39	$58.47

FLORIDA
Boca Raton	Boca Raton SpringHill Suites	146	55%	59%	64%	$73.84	$71.72	$83.91
Boca Raton	Boca Raton TownePlace Suites	91	67%	74%	78%	$64.61	$69.43	$71.79
Ft. Lauderdale	Ft. Lauderdale TownePlace Suites	95	71%	75%	81%	$64.69	$64.23	$64.00

MARYLAND
Gaithersburg	Gaithersburg Holiday Inn	300	58%	57%	67%	$84.39	$88.94	$88.99
Gaithersburg	Gaithersburg TownePlace Suites	91	71%	76%	75%	$71.82	$69.44	$78.04

MICHIGAN
Auburn Hills	Auburn Hills Holiday Inn Select	190	64%	65%	64%	$98.70	$101.24	$111.20

NEW YORK
Rochester	Rochester Airport Holiday Inn	279	66%	59%	61%	$70.46	$67.80	$72.22

OHIO
Cincinnati	Cincinnati Holiday Inn	275	54%	55%	55%	$68.66	$67.66	$70.28

VIRGINIA
Arlington	National Airport Crowne Plaza	308	63%	62%	72%	$124.04	$116.20	$105.55
Arlington	National Airport Holiday Inn	280	60%	57%	71%	$90.50	$91.78	$101.99
Herndon	Herndon Holiday Inn Express	115	61%	55%	69%	$81.08	$84.70	$101.48
McLean	Tysons Corner Courtyard (3)	229	67%	64%	61%	$127.57	$132.69	$136.35
McLean	Tysons Corner Holiday Inn (4)	316	54%	63%	68%	$91.53	$95.66	$112.94
Sterling	Dulles Airport Hampton Inn	124	62%	54%	72%	$76.26	$81.71	$95.04
Sterling	Dulles Airport Holiday Inn	297	63%	60%	66%	$79.36	$82.60	$106.14
Sterling	Dulles Airport TownePlace Suites	95	80%	74%	71%	$70.06	$71.36	$93.73
Sterling	Dulles Town Center Hampton Inn (5)	152	69%	62%	57%	$80.06	$80.36	$98.80

		3,574	61%	61%	66%	$85.93	$86.82	$94.32

(1)	Available rooms as of September 30, 2003.
(2)	Average occupancy is calculated by dividing the rooms occupied by the rooms available.
(3)	Opened December 15, 2000.
(4)	Under renovation during fiscal 2003.
(5)	Opened November 27, 2000.

OFFICE AND INDUSTRIAL

Location	Name	Gross Leasable Area (1)	Leasing Percentages			Expiring Leases (1)
			September 30,			Year Ending September 30,
			2003	2002	2001	2004		2005
FLORIDA
Fort Lauderdale	Commerce Center—Phase II	61,149	85%	92%	90%	23,175		14,643

GEORGIA
Atlanta	900 Circle 75 Parkway	345,502	78%	82%	87%	72,076		62,767
Atlanta	1000 Circle 75 Parkway	89,412	88%	97%	100%	16,596		57,973
Atlanta	1100 Circle 75 Parkway	269,049	90%	95%	93%	11,804		67,422

MARYLAND
Laurel	Sweitzer Lane (2)	150,020	100%	100%	100%	NONE		NONE

VIRGINIA
McLean	8201 Greensboro Drive	360,854	75%	81%	86%	15,400		45,309
McLean	Tysons Park Place	247,581	97%	86%	87%	8,798		9,253
Sterling	Dulles North	59,886	100%	100%	100%	42,943		NONE
Sterling	Dulles North Two	79,210	100%	100%	100%	NONE		NONE
Sterling	Dulles North Four (3)	100,207	100%	100%	N/A	NONE		NONE
Sterling	Dulles North Five	80,391	100%	100%	100%	NONE		NONE
Sterling	Dulles North Six (4)	53,517	100%	100%	100%	NONE		NONE
Sterling	Loudoun Tech I (5)	81,238	0%	0%	N/A	NONE		NONE

	Totals	1,978,016	85%	86%	92%	190,792	(6)	257,367	(6)

(1)	Square feet
(2)	Acquired November 15, 2000.
(3)	Operational April 1, 2002.
(4)	Operational October 1, 2000.
(5)	Operational December 14, 2001.
(6)	Represents 9.6% and 13.0%, respectively, of the Real Estate Trust’s office and industrial portfolio in terms of square footage as of September 30, 2003.

LAND PARCELS

Location	Name	Acres	Zoning
FLORIDA
Boca Raton	Arvida Park of Commerce	6.5	Mixed Use
Fort Lauderdale	Commerce Center	1.6	Office and Warehouse

GEORGIA
Atlanta	Circle 75	124.9	Office and Industrial

KANSAS
Overland Park	Overland Park	161.9	Residential, Office and Retail

MICHIGAN
Auburn Hills	Auburn Hills Holiday Inn	0.5	Commercial

NEW YORK
Rochester	Rochester Airport Holiday Inn	2.9	Commercial

VIRGINIA
Sterling	Cedar Green	10.7	Commercial
Sterling	Church Road	39.9	Office and Industrial
Sterling	Sterling Boulevard	31.9	Industrial

	Total	380.8

OTHER REAL ESTATE INVESTMENTS

PURCHASE-LEASEBACK PROPERTIES (1)

APARTMENTS

Location	Name	Number of Units
LOUISIANA
Metairie	Chateau Dijon	336

TENNESSEE
Knoxville	Country Club	232

	Total	568

SHOPPING CENTERS

Location	Name	Gross Leasable Area (2)
GEORGIA
Warner Robbins	Houston Mall	264,000

OTHER REAL ESTATE

Location	Name	Gross Leasable Area (2)
GEORGIA
Atlanta	Old National	160,000

(1)	The Real Estate Trust owns the land under certain income-producing properties and receives fixed ground rent, which is subject to periodic escalation, from the owners of the improvements. In certain instances, the Real Estate Trust also receives percentage rent based upon the income generated by the properties.
(2)	Square feet.

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

Affiliates of the Trust received certain cash distributions from Saul Holdings Partnership and purchased 4.0% of the common stock of Saul Centers in a private offering consummated concurrently with the initial public offering of such common stock. Certain officers and trustees of the Trust are also officers and/or directors of Saul Centers. See “Item 13. Certain Relationships and Related Transactions—Management Personnel.”

As of September 30, 2003 the Real Estate Trust and certain affiliates of the Trust owned 5,185,000 units of limited partnership interests in Saul Holdings Partnership, representing a 24.8% limited partnership interest. The Real Estate Trust and affiliates of the Trust own rights enabling them to convert their limited partnership interests in Saul Holdings Partnership into shares of Saul Centers’ common stock on the basis of one share of Saul Centers’ common stock for each partnership unit. However, under the terms of the limited partnership agreement of Saul Holdings Partnership, at the current time, the units may not be converted into shares of Saul Centers’ common stock because the conversion would cause the Real Estate Trust and certain affiliates of the Trust to beneficially own collectively greater than 29.9% of the value of the outstanding equity securities of Saul Centers.

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

Competition

As an owner of, or investor in, commercial real estate properties, the Real Estate Trust is subject to competition from a variety of other owners of similar properties in connection with their sale, lease or other disposition and use. Management believes that success in such competition is dependent upon the geographic location of the property, the performance of property managers, the amount of new construction in the area and the maintenance and appearance of the property. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities such as parking, and the ability to provide rent concessions and additional tenant improvements while keeping rents competitive. Management believes that general economic circumstances and trends and new properties in the vicinity of each of the Real Estate Trust’s properties also will be competitive factors.

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

Recent revisions to the OTS’s Regulatory Handbook for Holding Companies suggest a more active role for the OTS in the direct regulation of thrift holding companies such as the Holding Companies. The current handbook places a greater emphasis on reviewing the adequacy of the Holding Companies’ capital, their level of debt, and their ability to fund outstanding debt obligations, and suggests that particular scrutiny will be given to holding companies that, like the Holding Companies, are engaged in real estate activities.

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

BANKING

REGULATION

FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, which is one of 12 FHLBs administered by the Federal Housing Finance Board, an independent agency within the executive branch of the federal government. The FHLBs serve as central credit facilities for their members. Their primary credit mission is to facilitate residential mortgage lending and support community and economic development activity in rural and urban communities. From time to time, the Bank obtains advances from the FHLB of Atlanta. At September 30, 2003, the Bank had outstanding advances of $2.0 billion. See Note 21 to the Consolidated Financial Statements in this report and “Deposits and Other Sources of Funds—Borrowings.”

As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in that bank in an amount equal to the greater of:

•	1.0% of mortgage-related assets;

•	$500; or

•	5.0% of outstanding advances.

The Bank had an investment of $107.4 million in the capital stock of the FHLB of Atlanta at September 30, 2003. The Bank earned dividends on that stock of $4.3 million and $5.3 million during the years ended September 30, 2003 and 2002, respectively. Since 1999, membership in the FHLB has been voluntary rather than mandatory for federal thrifts like the Bank. Because membership is required to obtain advances from the FHLB and the Bank continues to rely on FHLB advances as an important source of funds, the Bank currently intends to retain its voluntary membership in the FHLB of Atlanta.

LIQUIDITY REQUIREMENTS. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. Failure to meet this requirement could subject the Bank to monetary penalties imposed by the OTS. Management believes that the Bank’s ratio of cash and cash equivalents and other liquid assets to deposits and short-term borrowings of 6.09% at September 30, 2003 was sufficient to ensure the Bank’s safe and sound operation.

DEPOSIT INSURANCE PREMIUMS. Under FDIC insurance regulations, the Bank is required to pay premiums to the Savings Association Insurance Fund (“SAIF”) for insurance of its deposit accounts. The FDIC utilizes a risk-based premium system in which an institution pays premiums for deposit insurance on its insured deposits based on supervisory evaluations and on the institution’s capital category under the OTS’s prompt corrective action regulations. See “Prompt Corrective Action.”

Although the FDIC insures commercial banks as well as thrifts, the insurance funds for commercial banks and thrifts have been segregated into the Bank Insurance Fund (the “BIF”) and the SAIF. The FDIC is required to maintain the reserve levels of both the BIF and the SAIF at 1.25% of insured deposits. If the reserve level of an insurance fund falls below 1.25%, the FDIC is required by law to impose a premium of at least 23 basis points on all institutions whose accounts are insured by that fund until its ratio is restored above the 1.25% minimum. The BIF’s reserve ratio was 1.32% and the SAIF’s reserve ratio was 1.39% as of September 30, 2003.

As a result of the Bank’s assumption of approximately $33 million of deposits (along with $16 million of loans) of FBR National Bank and Trust on August 18, 2003, a small amount of the Bank’s deposits (less than 1%) are insured by the BIF.

Commercial banks and thrifts are required to share in the payment of interest due on Financing Corporation (“FICO”) bonds used to provide liquidity to the savings and loan industry in the 1980s. Annual FICO assessments added to deposit insurance premiums equaled 1.65 basis points for the first semi-annual period of 2003 and 1.56 basis points for the second semi-annual period of 2003.

Deposit insurance may be terminated by the FDIC, after notice and a 30-day corrective period, if the FDIC finds that a financial institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or condition imposed by the FDIC. The 30-day period may be eliminated by the FDIC with the approval of the OTS.

Earlier this year, the House of Representatives passed and the Senate considered legislation that would reform the deposit insurance system by, among other things, (i) increasing FDIC insurance coverage from $100,000 to $130,000 per account (with certain retirement accounts generally receiving increased coverage) and indexing future coverage to accommodate inflation, (ii) merging the BIF and the SAIF into a single new Deposit Insurance Fund, (iii) permitting the Fund’s required reserve ratio to float in a designated range, (iv) eliminating the current prohibition against assessing risk-based premiums on well-capitalized institutions with high supervisory ratings, thus permitting the FDIC to assess ongoing premiums for all institutions based on their risk profile, and allowing gradual increases in those premiums if the new Fund’s ratio falls below the lower end of the designated range, (v) providing, in the case of the House bill, dividends to institutions if the ratio exceeds the upper end of the range, and (vi) providing refunds or credits towards future assessments based on an institution’s earlier contributions to the BIF or the SAIF. However, the Senate is expected to adjourn without taking action on its version of the bill. The Bank expects that these proposals will be considered again during the next session of Congress. Because it remains unclear at this time whether, or in what form, any such legislation ultimately may be enacted, the Bank is unable to assess the potential effects on the Bank.

REGULATORY CAPITAL

The Bank is subject to:

•	a minimum tangible capital requirement;

•	a minimum core (or leverage) capital requirement; and

•	a minimum risk-based capital requirement.

Each of these requirements generally must be no less stringent than the capital standards for national banks. At September 30, 2003, the Bank’s tangible capital ratio was 5.75%, its core (or leverage) capital ratio was 5.75%, and its total risk-based capital ratio was 11.05%, compared to the minimum requirements of 1.50%, 4.00% and 8.00%, respectively.

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

Under OTS regulations, servicing assets can be included in core capital in an amount up to 100% of core capital. Non-mortgage servicing assets are subject to a sublimit of 25% of core capital. For these purposes, servicing assets are valued at the lesser of 90% of fair market value or 100% of the current unamortized book value. At September 30, 2003, the Bank had qualifying servicing assets with a carrying value of $90.7 million, which constituted 13.4% of core capital at that date.

The risk-based capital requirements imposed by the OTS vary the amount of capital required for an asset based on the degree of credit risk associated with that asset and include, in the asset base, off-balance sheet items used to compute the Bank’s risk-based capital ratio.

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

Under OTS regulations, residential mortgage loans with negative amortization features that are initially assigned to the 50% risk-weighting may have to be reassigned to the 100% risk-weighting if, as a result of negative amortization, the loan-to-value ratios are no longer “commensurate” with the risk associated with the loans. The OTS intends to conduct a more comprehensive assessment of negatively amortizing loans and may issue supervisory guidance on their capital treatment.

Capital also must be maintained against assets sold with recourse despite the fact that the assets are accounted for as having been sold. The current rules:

•	require that risk-based capital be held in an amount equal to the amount of residual interests (which include interest-only strips receivable, spread accounts, cash collateral accounts, over-collateralization of receivables, retained subordinated interests and other similar forms of on-balance sheet assets that function as credit enhancements) that are retained on balance sheet following a securitization, net of any deferred tax liability (i.e., dollar-for-dollar), even if that amount exceeds the otherwise applicable capital requirement on the underlying loans;

•	require a deduction from Tier 1 capital equal to the amount of credit enhancing interest-only strips receivable that exceeds 25 percent of Tier 1 capital; and

•	apply a “ratings-based approach” that sets capital requirements for positions in securitizations according to their relative risk exposure.

For transactions entered into prior to January 1, 2002, previous capital rules regarding the treatment of residual interests applied until December 31, 2002; thereafter, the current rules apply.

At September 30, 2003, the Bank had credit enhancing interest-only strips receivable of $8.0 million, which constituted 1.2% of Tier 1 capital.

The Bank may use supplementary capital to satisfy the risk-based capital requirement up to an amount equal to its core capital. Supplementary capital includes cumulative perpetual preferred stock, qualifying non-perpetual preferred stock, qualifying subordinated debt, non-withdrawable accounts and pledged deposits, and allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. At September 30, 2003, the Bank had $58.4 million in its allowance for loan losses, all of which was includable as supplementary capital.

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

The Bank has selected the second option for its subordinated debentures due 2005 and must continue to use that option for its subordinated debentures due 2008 and any future issuances as long as the prior issuance remains outstanding. At September 30, 2003, the Bank had $250.0 million in maturing subordinated capital instruments, all of which was includable as supplementary capital. Of that amount, $150.0 million matures in 2005 and $100.0 million matures in 2008. On December 2, 2003, the Bank issued $175 million of its 2003 Debentures. The net proceeds of the offering, along with short-term borrowings, will be used to redeem all of the 1993 Debentures and the 1996 Debentures. The Bank plans to continue to use the second option for determining the amount of the 2003 Debentures that is eligible for inclusion in supplementary capital. See “Deposits and Other Sources of Funds—Borrowings.”

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

All or a portion of the assets of each of the Bank’s subsidiaries are generally consolidated with the assets of the Bank for regulatory capital purposes unless all of the Bank’s investments in, and extensions of credit to, those subsidiaries are deducted from capital. The Bank’s investments in, and loans to, subsidiaries engaged in activities not permissible for a national bank are, with certain exceptions, deducted from capital under each of the three regulatory capital requirements. The Bank’s real estate development subsidiaries are its only subsidiaries engaged in activities not permissible for a national bank. At September 30, 2003, the Bank’s investments in, and loans to, these “non-includable subsidiaries” totaled approximately $1.1 million, of which $0.9 million constituted a deduction from tangible capital. The Bank has $0.2 million of valuation allowances maintained against its non-includable subsidiaries, which, pursuant to OTS guidelines, are available as a credit against the otherwise required deductions from capital.

OTS capital regulations also require a 100% deduction from total capital of all equity investments that are not permissible for national banks. The Bank has two assets at September 30, 2003 that are treated as equity investments for regulatory capital purposes. One is a property classified as real estate held for sale which had a book value of $2.1 million at September 30, 2003. The other property is classified as property and equipment and had a book value of $21.9 million at September 30, 2003. This property was sold subsequent to September 30, 2003.

OTS capital regulations provide a five-year holding period for real estate acquired in settlement of loans (“REO” or “real estate held for sale”) to qualify for an exception from treatment as an equity investment. The five year period may be extended by the OTS. If an REO property is considered an equity investment, its then-current book value is deducted from total capital. Accordingly, if the Bank is unable to dispose of any REO property prior to the end of its applicable five-year holding period and is unable to obtain an extension of that five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from risk-based capital. In February 2003, the Bank received from the OTS additional extensions through February 7, 2004, of the holding periods for certain of its REO properties acquired through foreclosure in fiscal years 1990, 1991 and 1995. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital.”

Under guidance issued by the OTS and other federal bank regulatory agencies, institutions with subprime lending portfolios that exceed 25% of Tier 1 capital generally are expected to hold capital against those portfolios in an amount that is 1 1/2 to 3 times the amount required for non-subprime assets of the same type. However, examiners are given broad discretion over how to apply the guidelines to a particular institution. The Bank’s subprime automobile lending portfolio (held through a subsidiary) did not exceed the 25% threshold at September 30, 2003.

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

The Basle Committee continues to review comments received on, and the results of several quantitative impact studies on the effects of, its January 2001 release, as amended, and continues to refine its proposed amendments to the 1988 capital accord as appropriate. In August 2003, the OTS, along with the other federal banking regulators, issued an Advance Notice of Proposed Rulemaking setting forth a framework for adoption of the new accord. Under the notice, only the largest U.S. banks would be subject to the new accord, which could adversely affect the competitive position of smaller institutions like the Bank. The Basle Committee is working toward finalizing its amendments to the 1988 capital accord in late 2004, and U.S. banking regulators are expected to amend their capital rules by 2006. The Bank is unable to predict whether, or in what form, any final changes will be adopted by the Basle Committee, or the extent to which any changes actually adopted will be reflected in the capital requirements that apply to the Bank.

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

At September 30, 2003, the Bank’s leverage ratio of 5.75%, its tier 1 risk-based ratio of 7.67%, and its total risk-based capital ratio of 11.05% exceeded the minimum ratios established for “well-capitalized” institutions.

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

The Bank had 91.1% of its assets invested in qualified thrift investments at September 30, 2003, and met the QTL test in each of the previous 12 months.

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

One year following an institution’s failure to meet the QTL test, the institution’s holding company parent must register and be subject to supervision as a bank holding company. Three years after failure to meet the QTL test, an institution may not retain any investments or engage in any activities that would be impermissible for a national bank. Failure to meet the QTL test also could limit the Bank’s ability to establish and maintain branches outside of its home state of Virginia.

Because the Bank is engaged in activities that are not currently permissible for national banks, such as investing in subsidiaries that engage in real estate development activities, failure to satisfy the QTL test would require the Bank to terminate these activities and divest itself of any prohibited assets held at such time. Based on a review of the Bank’s current activities, management of the Bank believes that compliance with these restrictions would not have a significant adverse effect on the Bank. However, the B.F. Saul Real Estate Investment Trust (the “Trust”), which owns 80% of the common stock of the Bank, is engaged in real estate ownership and development activities currently prohibited for bank and financial holding companies. As a result, failure by the Bank to meet the QTL test, in the absence of a significant restructuring of the Trust’s operations, would, in effect, require the Trust to reduce its ownership of the Bank to a level at which it no longer would be deemed to control the Bank.

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

The OTS had approved the payment of dividends on the Bank’s outstanding 13% Preferred Stock, provided that:

•	immediately after giving effect to the dividend payment, the Bank’s core and risk-based regulatory capital ratios would not be less than 4.0% and 8.0%, respectively;

•	dividends are earned and payable in accordance with the OTS capital distribution regulation; and

•	the Bank continues to make progress in the disposition and reduction of its non-performing loans and real estate owned.

In October 2003, the Bank issued $125 million of its 8% Preferred Stock and used the proceeds to redeem all of the 13% Preferred Stock on October 31, 2003. The OTS has informed the Bank that the advance conditional approval of dividends on the 13% Preferrred Stock will not apply to the 8% Preferred Stock. In addition, the OTS has conditioned the Bank’s recent payments of common stock dividends on the Bank’s maintaining its well-capitalized status and there can be no assurance that the OTS will not impose a similar condition on payment of dividends on the 8% Preferred Stock.

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

Failure of the Bank to remain well capitalized therefore could have a material adverse effect on the Bank’s ability to pay dividends on its common, preferred and REIT Preferred Stock.

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

Under the indenture pursuant to which the Bank’s 2003 Debentures were issued, the Bank may not pay dividends on its stock unless, after giving effect to the dividend, no default or event of default has occurred and is continuing under the indenture and it is in compliance with its regulatory capital requirements. In addition, the amount of the dividend (together with any other “restricted payments” under the indenture) may not exceed the sum of:

•	$50.0 million;

•	66 2/3% of the Bank’s consolidated net income (as defined) accrued on a cumulative basis commencing October 1, 2002; and

•	the aggregate cash proceeds received by the Bank after October 1, 2002 from the sale of qualified capital stock or certain debt securities, minus the aggregate amount of any restricted payments (and certain amounts used to redeem securities) made by the Bank.

Dividends on the 8% Preferred Stock and the REIT Preferred Stock are excluded from this limit on restricted payments.

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

LENDING LIMITS. The Bank generally is prohibited from lending to one borrower and its related entities amounts in excess of 15% of unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% for loans fully secured by readily marketable collateral. The Bank’s regulatory lending limit was approximately $147.8 million at September 30, 2003, and no group relationships exceeded this limit at that date.

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

Of these fees, the semi-annual assessments are the most significant, totaling $1.8 million for the Bank for the 12 month period ending December 31, 2003.

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

In response to the September 11, 2001 terrorist attacks, on October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “USA Patriot Act”). Title III of the USA Patriot Act amends the Bank Secrecy Act and contains provisions designed to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities by, among other things, imposing new compliance obligations on savings associations, trust companies and securities broker-dealers. Many of these compliance obligations focus on transactions between U.S. financial institutions and non-U.S. banks, entities and individuals, and therefore will not have a significant impact on the Bank’s operations. However, the Bank has taken steps to enhance its anti-money laundering policies and procedures following enactment of the USA Patriot Act and will continue to monitor developments regarding implementation of the Act and make further adjustments to those policies and procedures as appropriate.

On July 29, 2002, the Department of Housing and Urban Development proposed a rule that would: (i) clarify the disclosure rules regarding yield spread premiums paid to mortgage brokers and their cost to borrowers, (ii) amend the format of the good faith estimate (“GFE”) disclosure, and (iii) allow lenders to provide guaranteed packages of settlement services and prescribe a form, as an alternative to the traditional GFE disclosure, for lenders to use when presenting guaranteed packages of settlement services to consumers. While the rule confirms that yield spread premiums are a permissible form of mortgage broker compensation and would permit the Bank to provide guaranteed packages of settlement services to its borrowers, the Bank is uncertain whether or in what form the proposed rule will ultimately be adopted and accordingly is not yet able to ascertain the impact it may have on the Bank. The comment period on the proposed rule closed October 28, 2002 and no further action has been taken.

FEDERAL RESERVE SYSTEM

The Federal Reserve Board requires the Bank to maintain reserves against its transaction accounts and certain non-personal deposit accounts. Because reserves generally must be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirement is to decrease the Bank’s earnings.

Prior to November 26, 2002, the first $5.7 million of the Bank’s transaction accounts were subject to a 0% reserve requirement. The next $35.6 million in net transaction accounts were subject to a 3% reserve requirement and any net transaction accounts over $41.3 million were subject to a 10% reserve requirement. Effective November 26, 2002, the FRB increased the amount of transaction accounts subject to a 0% reserve requirement from $5.7 million to $6.0 million and increased the “low reserve tranche” from $35.6 million to $36.1 million, which brings the net transaction amount that was subject to the 10% reserve requirement to amounts over $42.1 million. The Bank met its reserve requirements for each period during the year ended September 30, 2003. Effective November 25, 2003, the first $6.6 million of the Bank’s transaction accounts will be subject to a 0% reserve requirement. The next $38.8 million in net transaction accounts will be subject to a 3% reserve requirement and net transaction accounts over $45.4 million will be subject to a 10% reserve requirement.

The Bank may borrow from the Federal Reserve’s “discount window.” FDICIA imposes limitations on the ability of the Federal Reserve to lend to undercapitalized institutions through the discount window.

COMMUNITY REINVESTMENT ACT

Under the CRA and OTS regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local communities, including low- and moderate-income neighborhoods and low- and moderate-income individuals and families, consistent with the safe and sound operation of the institution. The OTS is required to assess the institution’s record in satisfying the intent of the CRA in connection with its examination of the Bank. In addition, the OTS is required to take into account the Bank’s record of meeting the credit needs of its community in determining whether to grant approval for certain types of applications.

The Bank is committed to fulfilling its CRA obligation by providing access to a full range of credit-related products and services to all segments of its community. Based on the last OTS examination covering the period from January 2000 through December 2002, the Bank received an “outstanding” CRA rating. The Bank anticipates that its next CRA examination will take place in the latter part of 2004 or early in 2005.

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

During fiscal year 2003, the Bank invested $100,000 of a $1.0 million commitment in the New Market Growth Fund (“NMGF”). NMGF, operating out of the University of Maryland in College Park, MD, is a $20 million venture capital fund that makes equity investments and provides operational assistance to both early stage ventures and small to mid sized high growth companies located in low-to-moderate income (“LMI”) neighborhoods in the greater Baltimore and Washington metropolitan areas. The objective is to invest in and build successful, high growth, sustainable companies which will support economic revitalization in LMI communities.

On July 19, 2001, the OTS and the other federal banking regulators issued a joint advance notice of proposed rulemaking, seeking public comment on a broad range of issues under the agencies’ current CRA regulations in an effort to assess how the regulations should be amended to better analyze a financial institution’s performance under the CRA. Recommendations on CRA changes are expected to be released by the end of 2003. The Bank is unable to predict whether, or in what form, any final changes will be adopted, or the impact those changes may have on the Bank.

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

Recent revisions to the OTS’s Regulatory Handbook for Holding Companies suggest a more active role for the OTS in the direct regulation of thrift holding companies such as the Holding Companies. The current handbook places a greater emphasis on reviewing the adequacy of the Holding Companies’ capital, their level of debt, and their ability to fund outstanding debt obligations, and suggests that particular scrutiny will be given to holding companies that, like the Holding Companies, are engaged in real estate activities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Bank adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) effective October 1, 2000. SFAS 133 was amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of Financial Accounting Standards Board Statement No. 133” (“SFAS 137”) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 138”). SFAS 133, as amended by SFAS 137 and SFAS 138, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivative instruments as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative, its hedge designation and whether the hedge is effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. On October 1, 2000, the Bank recorded an after tax loss of $476,000 in Other Comprehensive Income representing its transition adjustment from the adoption of these standards.

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

The Bank adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) effective October 1, 2002. SFAS 142 supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 establishes new guidance on accounting for goodwill and other assets acquired in a business combination and reaffirms that acquired intangible assets should initially be recognized at fair value and the costs of internally developed intangible assets should be charged to expense as incurred. SFAS 142 also requires that goodwill arising in a business combination should no longer be amortized, but, instead, be subjected to impairment testing. An impairment loss is recognized if fair value is less than the carrying amount. At October 1, 2002, the fair value of the goodwill recorded on the Bank’s balance sheet exceeded its carrying value. See Note 13 to the Consolidated Financial Statements in this report.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”) was issued in August 2001. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material effect on the Bank’s financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of FIN 45, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance, not price. The disclosure requirements of FIN 45 are effective for the Bank as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Bank’s consolidated financial condition or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”. FIN 46 is an Interpretation of Accounting Research Bulletin No. 51 and addresses consolidation by business enterprises of variable interest entities (“VIEs”). FIN 46 is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of FIN 46 to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests in another enterprise is considered the primary beneficiary of that enterprise and, therefore, should consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures. At September 30, 2003, the Bank is the primary beneficiary of one VIE, which holds the ground lease under the Bank’s executive offices. The Bank adopted FIN 46 effective July 1, 2003 and, as a result, recorded a $0.9 million gain as a cumulative effect of a change in accounting principle, net of tax. In addition, the Bank recorded $31.4 million each in property and equipment and minority interest on the Consolidated Balance Sheet effective July 1, 2003 related to the ground lease. See Notes 16 and 32 to the Consolidated Financial Statements in this report.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends Statement 133 for certain decisions made by the FASB’s Derivatives Implementation Group. SFAS 149 also amends SFAS 133 to incorporate clarification of the definition of a derivative. SFAS 149 requires contracts with comparable characteristics to be accounted for similarly and will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The adoption of this statement did not have a material effect on the Bank’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify certain financial instruments as liabilities, which may have been previously classified as equity, because those instruments embody obligations of the issuer. SFAS 150 also requires disclosure of the nature and terms of the financial instruments and the rights and obligations embodied in those instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective as of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Bank’s financial condition or results of operations.

MARKET AREA

The Bank’s principal deposit and lending markets are located in the Washington, DC metropolitan area. Service industries and federal, state and local governments employ a significant portion of the Washington, DC area labor force, while a substantial number of the nation’s 500 largest corporations have some presence in the area. The Washington, DC area’s seasonally unadjusted unemployment rate is generally below the national rate and was 3.2% in September 2003, compared to the national rate of 6.1%.

Chevy Chase historically has relied on retail deposits originated in its branch network as its primary funding source. See “Deposits and Other Sources of Funds.” Chevy Chase’s principal market for deposits consists of Montgomery and Prince George’s Counties in Maryland and Fairfax County in Virginia. Approximately 6.2% of the Bank’s deposits at September 30, 2003 were obtained from depositors residing outside of Maryland, Northern Virginia and the District of Columbia. Chevy Chase had the largest market share of deposits in Montgomery County, ranked third in market share of deposits in Prince George’s County and ranked seventh in market share in Fairfax County at June 30, 2003, according to the most recently published industry statistics. The per capita incomes of Montgomery and Fairfax Counties rank among the highest of counties and equivalent jurisdictions nationally. These two counties are also the Washington, DC area’s largest suburban employment centers, with a substantial portion of their labor force consisting of federal, state and local government employees. Private employment is concentrated in services and retail trade centers. The unemployment rate in each of Montgomery, Prince George’s and Fairfax Counties in September 2003 was 2.5%, 4.5% and 2.4%, respectively, each of which was below the national rate of 6.1%. The individual state rates were 4.1% for Maryland and 3.8% for Virginia for the same month.

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

The Bank classifies its U.S. Government securities and mortgage-backed securities as either “held-to-maturity,” “available-for-sale” or “trading” at the time such securities are acquired. All U.S. Government securities and mortgage-backed securities were classified as held-to-maturity at September 30, 2003 and 2002.

As part of its mortgage banking activities, the Bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Gains and losses on sales of trading securities are determined using the specific identification method. There were no mortgage-backed securities classified as trading securities at September 30, 2003 and 2002.

At September 30, 2002, the Bank held shares in Concord EFS, Inc., a publicly traded ATM service provider, with a carrying value of $3.9 million, which were classified as trading securities. The Bank sold the shares in Concord EFS, Inc. during fiscal year 2003.

LENDING AND LEASING ACTIVITIES

LOAN PORTFOLIO COMPOSITION. At September 30, 2003, the Bank’s loan portfolio totaled $8.9 billion, which represented 75.8% of its total assets. All references in this report to the Bank’s loan portfolio refer to loans, whether they are held for sale and/or securitization or for investment, and exclude mortgage-backed securities. Loans collateralized by single-family residences constituted 79.7% of the loan portfolio and 60.2% of total assets at that date. The following table sets forth information concerning the Bank’s loan portfolio, net of unfunded commitments, for the periods indicated.

Loan Portfolio

(Dollars in thousands)

	September 30,
	2003		2002		2001		2000		1999
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Single family residential (1)	$5,761,993	64.7%	$4,545,519	59.0%	$4,519,269	60.9%	$4,870,474	62.9%	$3,944,932	62.0%
Home equity (1)	1,336,776	15.0	1,090,325	14.1	646,390	8.7	427,399	5.5	398,745	6.3
Commercial real estate and multifamily	19,435	0.2	20,578	0.3	30,703	0.4	39,230	0.5	57,051	0.9
Real estate construction and ground (2)	234,356	2.6	260,199	3.4	267,303	3.6	296,705	3.8	228,464	3.6
Commercial (2)	888,847	10.0	803,168	10.4	769,443	10.4	596,384	7.7	394,142	6.2
Prime automobile loans (1)	492,896	5.5	623,734	8.0	600,865	8.1	772,899	10.0	717,712	11.3
Subprime automobile loans (1)	96,128	1.1	232,001	3.0	420,658	5.8	620,588	8.0	480,533	7.5
Home improvement and related loans (1)	48,145	0.5	102,922	1.3	116,394	1.6	91,130	1.2	113,650	1.7
Overdraft lines of credit and other consumer	36,461	0.4	37,300	0.5	36,356	0.5	31,608	0.4	31,645	0.5

	8,915,037	100.0%	7,715,746	100.0%	7,407,381	100.0%	7,746,417	100.0%	6,366,874	100.0%

Less:
Unearned premiums and discounts	(1,428)		(1,690)		(2,445)		(3,814)		(5,589)
Net deferred loan origination costs	(80,320)		(57,627)		(40,554)		(34,833)		(16,133)
Allowance for loan losses	58,397		66,079		57,018		52,518		57,839

	(23,351)		6,762		14,019		13,871		36,117

Total loans receivable	$8,938,388		$7,708,984		$7,393,362		$7,732,546		$6,330,757

(1)	Includes loans held for securitization and/or sale, if any.
(2)	Net of undisbursed portion of loans.

The Bank adjusts the composition of its loan portfolio in response to a variety of factors, including regulatory requirements and asset and liability management objectives. See “Regulation—Regulatory Capital,” “Qualified Thrift Lender Test” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Asset and Liability Management.”

CONTRACTUAL PRINCIPAL REPAYMENTS OF LOANS. The following table shows the scheduled contractual principal repayments of the Bank’s loans at September 30, 2003. The entire balance of loans held for securitization and/or sale is shown in the year ending September 30, 2004, because such loans are expected to be sold in less than one year.

Contractual Principal Repayments

(In thousands)

	Principal Balance Outstanding at September 30, 2003(1)	Approximate Principal Repayments Due in Years Ending September 30,
		2004	2005	2006	2007-2008	2009-2013	2014-2018	2019 and Thereafter
Single family residential	$4,397,394	$55,917	$61,905	$65,852	$148,902	$542,782	$658,506	$2,863,530
Home equity	1,336,776	15,795	16,181	16,706	35,046	156,221	131,808	965,019
Commercial real estate and multifamily	19,435	264	442	1,999	15,816	914	—	—
Real estate construction and ground	234,356	120,796	22,113	31,348	—	—	—	60,099
Commercial	888,847	422,681	86,567	77,152	70,802	134,605	6,748	90,292
Prime automobile loans	492,896	143,789	130,223	111,091	106,014	1,777	2	—
Subprime automobile loans	96,128	54,858	35,559	5,536	175	—	—	—
Home improvement and related loans	48,145	2,737	2,754	2,812	5,758	14,267	12,680	7,137
Overdraft lines of credit and other consumer loans	36,461	6,920	6,365	6,520	14,186	2,470	—	—
Loans held for securitization and/or sale	1,364,599	1,364,599	—	—	—	—	—	—

Total loans and leases receivable(2)	$8,915,037	$2,188,356	$362,109	$319,016	$396,699	$853,036	$809,744	$3,986,077

Fixed-rate loans	$2,356,548	$545,957	268,812	$225,554	$241,190	$315,912	$247,946	$511,177
Adjustable-rate loans	5,193,890	277,800	93,297	93,462	155,509	537,124	561,798	3,474,900
Loans held for securitization and/or sale	1,364,599	1,364,599	—	—	—	—	—	—

Total loans receivable(2)	$8,915,037	$2,188,356	$362,109	$319,016	$396,699	$853,036	$809,744	$3,986,077

(1)	Of the total amount of loans and leases outstanding at September 30, 2003, which were due after one year, an aggregate principal balance of approximately $1.8 billion had fixed interest rates and an aggregate principal balance of approximately $4.9 billion had adjustable interest rates.
(2)	Before deduction of allowance for loan and lease losses, unearned premiums and discounts and deferred loan origination fees (costs).

Actual payments may not reflect scheduled contractual principal repayments due to the effect of loan refinancings, prepayments and enforcement of due-on-sale clauses. Due-on-sale clauses give the Bank the right to declare a “conventional loan”—one that is neither insured by the Federal Housing Administration nor partially guaranteed by the Veterans’ Administration—immediately due and payable in the event, among other things, that the borrower sells the property securing the loan without the consent of the Bank. Although the Bank’s single-family residential loans historically have had stated maturities of generally 30 years, such loans normally have remained outstanding for substantially shorter periods because of these factors. At September 30, 2003, excluding loans held for securitization and/or sale, aggregate principal repayments of $823.8 million against all loans are contractually due within the next year. Of this amount, $546.0 million is due on fixed-rate loans and $277.8 million is due on adjustable-rate loans.

ORIGINATION, PURCHASE AND SALE OF REAL ESTATE LOANS. The Bank has general authority to make loans secured by real estate located throughout the United States. The following table shows changes in the composition of the Bank’s real estate loan portfolio and the net change in mortgage-backed securities.

Origination, Purchase and Sale of Real Estate Loans

(In thousands)

	For the Year Ended September 30,
	2003	2002	2001
Real estate loan originations and purchases: (1)
Single family residential	$9,009,575	$5,036,548	$3,184,380
Home equity	1,032,924	902,845	528,450
Commercial real estate and multifamily	1,231	—	—
Real estate construction and ground	274,856	259,858	259,130

Total originations and purchases	10,318,586	6,199,251	3,971,960

Principal repayments	(2,767,214)	(2,512,415)	(1,789,846)
Sales	(3,753,682)	(2,043,630)	(674,652)
Loans transferred to real estate acquired in settlement of loans	(3,019)	(4,174)	(720)

	(6,523,915)	(4,560,219)	(2,465,218)

Transfers to mortgage-backed securities (2)	(2,358,732)	(1,186,436)	(1,676,885)

Increase (decrease) in real estate loans	$1,435,939	$452,596	$(170,143)

(1)	Net of undisbursed portion of loans.
(2)	Represents real estate loans which were pooled and exchanged for mortgage-backed securities.

SINGLE-FAMILY RESIDENTIAL REAL ESTATE LENDING. The Bank originates a variety of loans secured by single-family residences. At September 30, 2003, $7.1 billion, or 79.7%, of the Bank’s loan portfolio consisted of loans secured by first or second mortgages on such properties, as compared to $5.6 billion, or 73.1%, at September 30, 2002. Of these amounts, $44.2 million and $12.9 million consisted of FHA-insured or VA-guaranteed loans at September 30, 2003 and 2002, respectively. Approximately 26.0% of the principal balance of the Bank’s single-family residential real estate loans at September 30, 2003 were secured by properties located in Maryland, Virginia or the District of Columbia.

The Bank originates VA, FHA and a wide variety of conventional residential mortgage loans through its wholly owned mortgage banking subsidiary, B. F. Saul Mortgage Company, and through Chevy Chase Mortgage, a division of the Bank. The Bank currently offers fixed-rate loans with maturities of 10 to 30 years and adjustable-rate residential mortgage loans, principally with maturities of 30 years.

The Bank maintains a network of third party originators, including loan brokers and financial institutions, in order to supplement its direct origination of single-family residential mortgage loans. The Bank determines the specific loan products and rates under which the third party originates the loan, and subjects the loan to the Bank’s underwriting criteria and review. During the year ended September 30, 2003, approximately $6.0 billion of loans settled under this program.

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

The Bank has significantly expanded its origination of residential ARMs with interest rates that adjust monthly, semi-annually and annually, some of which provide a borrower with a below-market introductory interest rate and a variety of monthly payment options. Certain of these loans have a payment option that could result in interest being added to the principal of the loan, or “negative amortization.” During fiscal years 2003 and 2002, the Bank originated $3.9 billion and $3.0 billion, respectively, of these ARMs, of which $2.4 billion and $2.7 billion, respectively, contained terms that permit negative amortization. At September 30, 2003, loans with this negative amortization option totaled $2.7 billion, which includes approximately $1.1 million of negative amortization in excess of the original principal balance of those loans with negative amortization. Each loan contains terms which limit the amount of negative amortization to a percentage of the original loan amount. The Bank is monitoring the risks associated with these ARM products, and has established terms for loans it originates (including caps on the amount of negative amortization) designed to minimize credit risks without adversely affecting the Bank’s competitive position. Increased emphasis of these ARM products is a key part of management’s efforts to focus on originating mortgage loans with interest rates that adjust more frequently in order to reduce the Bank’s interest-rate risk in the event market interest rates rise from their current low levels. At September 30, 2003, 87.9% of the Bank’s single-family residential loans were comprised of ARMs and 61.7% of the Bank’s single-family residential loans were comprised of ARMs that have interest rates which adjust annually or more frequently.

Loan sales provide the Bank with liquidity and additional funds for lending, enabling the Bank to increase the volume of loans originated and thereby increase loan interest and fee income as well as gains on sales of loans. In fiscal year 2003, sales of mortgage loans originated or purchased for sale by the Bank totaled $3.8 billion compared to $2.0 billion during fiscal year 2002. The marketability of loans, loan participations and mortgage-backed securities depends on purchasers’ investment limitations, general market and competitive conditions, mortgage loan demand and other factors.

The Bank’s conforming fixed-rate, single-family loans are originated on terms which conform to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association or Government National Mortgage Association guidelines in order to facilitate the securitization and/or sale of those loans. In order to manage its interest-rate exposure, the Bank hedges its held for sale mortgage loan pipeline by entering into whole loan and mortgage-backed security forward sale commitments. Sales of residential mortgage loans are generally made without recourse to the Bank. At September 30, 2003 and 2002, the Bank had $1.4 billion and $930.6 million, respectively, of single-family residential loans held for securitization and/or sale to investors.

From time to time, as part of its capital and liquidity management plans, the Bank may consider exchanging loans held in its portfolio for lower risk-weighted mortgage-backed securities and retaining those securities in its portfolio rather than selling them. During fiscal years 2003 and 2001, the Bank exchanged $88.5 million and $837.7 million, respectively, of single-family residential loans held in its portfolio for mortgage-backed securities, which the Bank retained for its own portfolio. The Bank did not exchange any of its loans held in its portfolio for mortgage-backed securities during fiscal year 2002.

When the Bank sells a residential whole loan or loan participation and retains servicing, or purchases mortgage servicing assets from third parties, it collects and remits loan payments, makes certain insurance and tax payments on behalf of borrowers and otherwise services the loans. The servicing fee, generally ranging from 0.25% to 0.50% per year of the outstanding loan principal amount, is recognized as income over the life of the loans. The Bank also typically derives income from temporary investment for its own account of loan collections pending remittance to the participation or whole loan purchaser. At September 30, 2003 and 2002, the Bank was servicing residential permanent loans totaling $8.0 billion and $6.9 billion, respectively, for other investors. See “Loan Servicing.”

SALES OF MORTGAGE-BACKED SECURITIES. The Bank originates and sells mortgage-backed securities pursuant to its normal mortgage banking operations. The securities are generally sold in the same month as they are issued. The securities are formed from conforming mortgage loans originated for sale or from conforming mortgage loans resulting from the borrower’s election to convert from an adjustable-rate loan to a fixed-rate loan. Mortgage-backed securities held for sale in conjunction with mortgage banking activities are classified as trading securities. During the years ended September 30, 2003 and 2002, the Bank originated and sold $2.3 billion and $1.2 billion, respectively, of mortgage-backed securities and recognized gains of $30.4 million and $6.2 million, respectively. As a result of the sale of trading securities in the month such securities are formed, the Consolidated Statements of Cash Flows in this report reflect significant proceeds from the sales of trading securities, even though there are no balances of such securities at September 30, 2003.

HOME EQUITY LENDING. The Bank makes home equity loans and credit line loans, the majority of which are secured by a first or a second mortgage on the borrower’s home. Home equity credit line loans provide revolving credit, bear interest at a variable rate that adjusts monthly based on changes in the applicable interest rate index and generally are subject to a maximum annual interest rate of between 18.0% and 24.0%. Generally, except for any amortization of principal that may occur as a result of monthly payments, there are no required payments of principal until maturity. Home equity loans have fixed rates of interest and amortize over their term, which ranges from five to 20 years.

From time to time, the Bank may purchase home equity loans and credit line loans from other lenders as a way to supplement its direct origination of these loans. During fiscal years 2003 and 2002, the Bank made no such purchases.

Securitization and sale of home equity credit line receivables has been an important element of the Bank’s strategies to enhance liquidity and to maintain compliance with regulatory capital requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition.” The Bank transferred $11.5 million and $32.8 million of home equity credit line receivables in existing trusts to investors and recognized gains of $0.5 million and $1.3 million during the years ended September 30, 2003 and 2002, respectively. The Bank continues to service the underlying accounts.

COMMERCIAL REAL ESTATE AND REAL ESTATE CONSTRUCTION LENDING. Commercial real estate, real estate construction and ground loans are originated directly by the Bank. Aggregate balances of residential and commercial construction, ground and commercial real estate and multifamily loans decreased 9.6% to $253.8 million at September 30, 2003, from $280.8 million at September 30, 2002. The Bank provides financing, at market rates, to certain purchasers of its real estate owned. Additionally, the Bank finances the construction of residential real estate, principally single-family detached homes and townhouses, but generally only when a home is under contract for sale by the builder to a consumer. Loan concentrations among types of real estate are reviewed and approved by the Bank’s Credit Risk Management Committee.

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

Business development efforts of the Bank’s Business Banking Group have been concentrated in the major industry groups in the metropolitan Washington, DC and Baltimore areas, as well as a broad base of businesses and community service organizations. Commercial loans increased $85.7 million (or 10.7%) during fiscal year 2003 to $888.8 million at September 30, 2003 from $803.2 million at September 30, 2002. In addition, management believes that the ability to offer a broader variety of investment products and fiduciary services to institutional customers through the Bank’s subsidiaries, ASB Capital Management, Inc. and Chevy Chase Trust Company, will continue to enhance the operations of the Business Banking Group.

At September 30, 2003, the Bank held $186.9 million (21.0% of total commercial loans) of participations in commercial loans originated by other financial institutions, a decrease from $212.2 million (26.4% of total commercial loans) at September 30, 2002.

Federal laws and regulations limit the Bank’s commercial loan portfolio to 20% of assets, with at least 10% consisting of small business loans. At September 30, 2003 the Bank complied with this limit.

OTHER CONSUMER LENDING ACTIVITIES. Effective March 26, 2003, the Bank stopped originating indirect automobile loans. The Bank continues its collection efforts on the existing portfolio, and continues to serve its customers by making direct prime automobile loans. In addition to the types of loans described above, Chevy Chase currently offers a variety of other consumer loans, including overdraft lines of credit and other unsecured loans for traditional consumer purchases and needs. The Bank does not offer its own credit card loans, but has an agreement with another financial institution pursuant to which that institution issues credit cards in the Bank’s name to the Bank’s local customers. The Bank’s portfolios of automobile loans, home improvement and related loans and other consumer loans totaled $589.0 million, $48.1 million and $36.5 million, respectively, at September 30, 2003, which accounted for a combined 7.6% of total loans at that date.

The Bank stopped originating subprime automobile loans in November 2000. The Bank’s subprime automobile lending portfolio, which totaled $96.1 million at September 30, 2003, represents 14.2% of its Tier 1 capital. The Bank continues its collection efforts on the remaining portfolio.

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

Federal laws and regulations limit the Bank’s secured and unsecured consumer loans to 35% of its total assets. Home improvement, secured deposit account and educational loans are not included in the 35% limit. At September 30, 2003, the Bank complied with this limit.

AUTOMOBILE LEASING. Effective March 26, 2003, the Bank stopped originating indirect automobile leases. The Bank continues its collection efforts on the existing portfolio, and continues to serve its customers by making direct prime automobile loans. At September 30, 2003 and 2002, the Bank’s portfolio of automobiles subject to lease totaled $855.4 million and $1.1 billion, respectively. In addition to credit risk associated with a lessee’s possible default under the lease, the Bank is exposed to the risk that the value of the vehicle at maturity of the lease may be less than the future residual value as estimated by the Bank at the inception of the lease. To reduce that risk, the Bank (a) purchases insurance in the full amount of the estimated residual value to protect the Bank against possible future decreases in residual values, and (b) does not use estimates of residual value that exceed published industry estimates unless that excess is also insured.

Although the Bank insures residual values, limitations in the insurance policy, and other factors, may result in losses at lease maturity that may not be fully covered by that insurance.

REAL ESTATE LOAN UNDERWRITING. In the loan approval process, Chevy Chase assesses both the borrower’s ability to repay the loan and the adequacy of the proposed security. The Board of Directors has delegated credit approval authority to the Executive Loan Committee and certain senior officers based on credit authorizations approved by the Board of Directors. Generally, all construction and commercial real estate loans originated by the Bank’s commercial lending group are reviewed and approved by the Executive Loan Committee. Any significant loan not conforming to the Bank’s approved policies must be approved by the Executive Loan Committee or the Chief Executive Officer. All credit exposures of $30 million or more are presented to the Board of Directors for final approval.

The approval process for all types of real estate loans includes appraisals or evaluations of the properties securing such loans and a review of the applicant’s financial information and credit and payment history, financial statements of any guarantors, and tax returns of guarantors of construction and commercial real estate loans.

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

The Bank generally lends on its residential mortgage loans up to 95% of the appraised value of owner-occupied single-family homes. In some circumstances, the Bank originates a first and second residential mortgage loan simultaneously, provided that the aggregate loan amount does not exceed 95% of the appraised value of the residential property. The Bank generally also lends up to 90% of the lesser of the acquisition cost or the appraised value of the completed project to finance the construction of such homes. The loan-to-value (“LTV”) ratio generally applied by the Bank to commercial real estate loans and multifamily residential loans has been 80% of the appraised value of the completed project. Currently, the Bank offers home equity loans and credit line loans up to a 100% maximum loan-to-value ratio.

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

Subsequent to origination, all commercial loans with balances greater than $100,000 are reviewed annually. Changes in the credit quality of the loans are noted and the risk ratings are modified as appropriate.

OTHER CONSUMER LOAN AND LEASE UNDERWRITING. Other consumer loans, which include automobile loans, home improvement and related loans and overdraft lines of credit, and automobiles subject to lease are originated or purchased by the Bank after a review in accordance with established underwriting procedures.

The underwriting procedures are designed to provide a basis for assessing the borrower’s ability and willingness to repay the loan or make the payments required under the lease. In conducting this assessment, the Bank considers the borrower’s ratio of debt to income, various credit scoring models and evaluates the borrower’s credit history through a review of a written credit report compiled by a recognized consumer credit reporting bureau. The borrower’s equity in the collateral and the terms of the loan or lease are also considered. The Bank’s guidelines are intended only to provide a basis for lending decisions, and exceptions to the guidelines may, within certain limits, be made based upon the credit judgement of the Bank’s lending officer. The Bank periodically conducts audits to ensure compliance with its established underwriting policies and procedures. Effective March 2003, the Bank stopped originating and purchasing indirect prime automobile loans and leases.

The Bank purchases residual value insurance on vehicles subject to lease to reduce the risk that the vehicle’s value at maturity of the lease may be less than the estimated future residual value at the inception of the lease. The Bank periodically conducts audits of its vehicle lease files to ensure compliance with the requirements of the residual value insurance policies.

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

LOAN ORIGINATIONS, SECURITIZATIONS AND SALES—RETAINED INTERESTS AND SERVICING ASSETS. In connection with its loan origination, securitization and sale activities, the Bank generally retains various interests in the sold loans, including servicing assets and interest-only strips receivable. The Bank also purchases servicing assets related to loans originated by third parties. The Bank records these interests as assets on its financial statements. In some cases, the Bank determines the carrying value of the asset based on expected future cash flows to be received by the Bank from the underlying asset. Some of these cash flows are payable to the Bank before the claims of others, while other cash flows are subordinated to the claims of others. The table below summarizes the carrying value of these assets at September 30, 2003.

	Not Subordinated	Subordinated	Total
	(in thousands)
Servicing assets	$96,268	$—	$96,268
Interest-only strips receivable	131,764	8,017	139,781
Overcollateralization of loans	—	4,678	4,678
Reserve accounts	—	19,034	19,034

Total	$228,032	$31,729	$259,761

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

The following table sets forth certain information relating to the Bank’s servicing portfolio and servicing income as of or for the years indicated.

	As of or for the Year Ended September 30,
	2003	2002	2001
	(in thousands)
Residential	$8,025,206	$6,918,984	$5,943,737
Home equity	38,675	86,279	171,438
Automobile	393,333	803,852	1,190,979
Home Improvement loans	18,363	35,410	57,313

Total amount of loans serviced for others (1)	$8,475,577	$7,844,525	$7,363,467

Servicing and securitization income	$103,422	$84,160	$52,169

(1)	The carrying value of the Bank’s servicing assets and interest-only strips receivable at September 30, 2003, 2002 and 2001 was $236.0 million, $149.7 million and $125.4 million, respectively.

The Bank’s level of servicing and securitization income varies based in large part on the amount of the Bank’s securitization activities with respect to these loan types. As the Bank securitizes and sells assets, acquires servicing assets either through purchase or origination, or sells mortgage loans and retains the servicing rights on those loans, the level of servicing and securitization income generally increases. During fiscal year 2003, the Bank securitized and sold $2.6 billion of loan receivables through both new and existing securitization trusts compared to $1.7 billion during fiscal year 2002.

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

OVERCOLLATERALIZATION OF LOANS AND RESERVE ACCOUNTS. Overcollateralization of loans and reserve accounts represent assets of the Bank which have been pledged to the securitization trusts and which are subordinated to the interests of the investors in those trusts. The Bank carries these assets at their estimated fair value, which is equal to the net present value of the future cash flows expected to be received from these assets.

DELINQUENCIES, FORECLOSURES AND ALLOWANCES FOR LOSSES

DELINQUENCIES AND FORECLOSURES. When a borrower fails to make a required payment on a mortgage loan, the loan is considered delinquent and, after expiration of the applicable cure period, the borrower is charged a late fee. The Bank follows practices customary in the banking industry in attempting to cure delinquencies and in pursuing remedies upon default. Generally, if the borrower does not cure the delinquency within 90 days, the Bank initiates foreclosure action. If the loan is not reinstated, paid in full or refinanced, the security property is sold. In some instances, the Bank may be the purchaser. Thereafter, the acquired property is treated as real estate acquired in settlement of loans until it is sold. Deficiency judgements generally may be enforced against borrowers in Maryland, Virginia and the District of Columbia, but may not be available or may be subject to limitations in other jurisdictions in which loans are originated by the Bank.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Asset Quality—Delinquent Loans” for a discussion of the Bank’s delinquent loan portfolio at September 30, 2003.

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

The Federal Financial Institutions Examination Council (“FFIEC”), which is composed of the OTS and the other federal banking agencies, has issued guidelines regarding the appropriate levels of general valuation allowances that should be maintained by insured institutions and guidance on the design and implementation of loan loss allowance methodologies and supporting documentation practices. The Bank believes that its levels of general valuation allowances at September 30, 2003 and its procedures comply with the guidelines.

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

Chevy Chase attracts deposits through its branch network and advertisements, and offers depositors access to their accounts through 812 ATMs, including 214 ATMs located in grocery stores. These ATMs significantly enhance the Bank’s position as a leading provider of convenient ATM service in its primary market area. The Bank is a member of the “STAR”® ATM network which offers nationwide access, and the “PLUS”® ATM network, which offers worldwide access. In addition, the Bank has a partnership agreement with a regional grocery store chain that authorizes the Bank to provide in-store banking centers at potentially all of its Maryland, Virginia, Delaware and Washington, DC area stores. As of September 30, 2003, the Bank has opened 54 in-store banking centers as part of this agreement.

From time to time, Chevy Chase accepts brokered deposits as a way to diversify the Bank’s funding sources and provide additional funding for planned growth. The Bank had no brokered deposits at September 30, 2003. At September 30, 2002, the Bank had $76.9 million of brokered deposits. Under FDIC regulations, the Bank can accept brokered deposits as long as it meets the capital standards established for well-capitalized institutions or, with FDIC approval, adequately capitalized institutions, under the prompt corrective action regulations. Brokered deposits typically have higher interest rates and are more volatile than traditional retail deposits. Management believes that brokered deposits are a viable alternative source of funds for the Bank, and will continue to evaluate the use of brokered deposits as a source of funds in the future.

The Bank obtains deposits primarily from customers residing in Montgomery and Prince George’s Counties in Maryland and Northern Virginia. Approximately 36.2% of the Bank’s deposits at September 30, 2003 were obtained from depositors residing outside of Maryland, with approximately 23.0% from depositors residing in Northern Virginia.

The following table shows the amounts of Chevy Chase’s deposits by type of account at the dates indicated.

DEPOSIT COMPOSITION TABLE

Deposit Analysis

(Dollars in thousands)

	September 30,
	2003		2002		2001		2000		1999
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand accounts	$951,844	11.8%	$779,634	10.5%	$642,490	8.5%	$559,320	7.9%	$432,114	7.5%
NOW accounts	1,951,281	24.0	1,656,522	22.3	1,428,486	18.9	1,289,883	18.4	1,174,055	20.4
Money market deposit accounts	2,321,026	28.7	1,953,312	26.3	1,570,297	20.8	1,156,829	16.4	1,125,405	19.5
Statement savings accounts	997,686	12.3	893,093	12.0	780,655	10.3	779,344	11.1	888,212	15.4
Other deposit accounts	152,758	1.9	135,169	1.8	117,207	1.5	113,245	1.6	108,749	1.9
Certificate accounts, less than $100	1,207,728	14.9	1,416,739	19.0	2,361,174	31.2	2,524,769	35.9	1,558,281	27.0
Certificate accounts, $100 or more	518,182	6.4	603,116	8.1	662,161	8.8	614,399	8.7	476,670	8.3

Total deposits	$8,100,505	100.0%	$7,437,585	100.0%	$7,562,470	100.0%	$7,037,789	100.0%	$5,763,486	100.0%

Average Cost of Deposits

	Year Ended September 30,
	2003	2002	2001
Demand and NOW accounts	0.26%	0.31%	0.60%
Money market accounts	1.01%	1.74%	3.56%
Statement savings and other deposit accounts	0.45%	0.96%	1.52%
Certificate accounts	2.55%	4.14%	5.99%

Total deposit accounts	1.15%	2.15%	3.79%

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

The following table sets forth Chevy Chase’s deposit flows during the periods indicated.

	Year Ended September 30,
	2003	2002	2001
	(in thousands)
Deposits to accounts	$45,309,516	$48,432,739	$43,408,719
Withdrawals from accounts	(44,726,718)	(48,701,536)	(43,131,644)

Net cash to (from) accounts	582,798	(268,797)	277,075
Interest credited to accounts	80,122	143,912	247,606

Net increase (decrease) in deposit balances	$662,920	$(124,885)	$524,681

Deposit growth may be moderated by the Bank from time to time either to take advantage of lower cost funding alternatives or in response to more modest expectations for loan and other asset growth.

The following table sets forth, by weighted average interest rates, the types and amounts of deposits as of September 30, 2003, which will mature during the fiscal years indicated.

WEIGHTED DEPOSIT RATE CHART

Weighted Average Interest Rates of Deposits

(Dollars in thousands)

	Demand, NOW and Money Market Deposit Accounts		Statement Savings Accounts		Other Core Accounts		Certificate Accounts		Total
Maturing During Year Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2004	$5,224,151	0.39%	$997,686	0.28%	$152,758	0.25%	$1,387,609	1.58%	$7,762,204	0.58%
2005	—	—	—	—	—	—	142,253	3.01	142,253	3.01
2006	—	—	—	—	—	—	122,687	4.51	122,687	4.51
2007	—	—	—	—	—	—	32,454	4.32	32,454	4.32
2008	—	—	—	—	—	—	40,907	3.03	40,907	3.03

Total	$5,224,151	0.39%	$997,686	0.28%	$152,758	0.25%	$1,725,910	1.99%	$8,100,505	0.71%

The following table summarizes maturities of certificate accounts in amounts of $100,000 or greater as of September 30, 2003.

Year Ending September 30,	Amount	Weighted Average Rate
	(Dollars in thousands)
2004	$433,781	1.51%
2005	31,513	3.03%
2006	30,848	4.75%
2007	6,717	4.45%
2008	15,323	2.88%

Total	$518,182	1.87%

The following table represents the amounts of deposits by various interest rate categories as of September 30, 2003 maturing during the fiscal years indicated.

MATURITIES BY RATE CATEGORY TABLE

Maturities of Deposits by Interest Rates

(In thousands)

	Accounts Maturing During Year Ending September 30,
Interest Rate	2004	2005	2006	2007	2008	Total
Demand deposits (0%)	$952,695	$—	$—	$—	$—	$952,695
0.01% to 1.99%	6,488,846	55,146	6,296	79	—	6,550,367
2.00% to 2.99%	224,216	34,165	9,055	1,260	12,868	281,564
3.00% to 3.99%	67,924	14,649	3,619	2,986	28,007	117,185
4.00% to 4.99%	21,133	7,491	93,422	27,129	—	149,175
5.00% to 5.99%	2,730	6,132	5,858	1,000	2	15,722
6.00% to 7.99%	4,875	24,512	4,410	—	—	33,797

Total	$7,762,419	$142,095	$122,660	$32,454	$40,877	$8,100,505

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

Under the credit policies of the FHLB of Atlanta, credit may be extended to creditworthy institutions based upon their financial condition, and the adequacy of collateral pledged to secure the extension of credit. Extensions of credit may be obtained pursuant to several different credit programs, each of which has its own rate and range of maturities. Advances from the FHLB of Atlanta must be secured by certain types of collateral with a value, as determined by the FHLB of Atlanta, at least equal to 100% of the borrower’s outstanding advances. The Bank had outstanding FHLB advances of $2.0 billion at September 30, 2003.

From time to time the Bank enters into repurchase agreements, which are treated as financings. The Bank sells securities, which are usually mortgage-backed securities, and agrees to buy back the same securities at a specified time, which is generally within seven to 90 days. The Bank pays a stated interest rate for the use of the funds for the specified time period. The obligation to repurchase the securities sold is reflected as a liability and the securities underlying the agreements are included in assets in the Consolidated Statements of Financial Condition in this report. These arrangements are, in effect, borrowings by the Bank secured by the securities sold. The Bank had outstanding repurchase agreements of $5.8 million at September 30, 2003.

The following table sets forth a summary of the repurchase agreements of the Bank as of the dates and for the years indicated.

	September 30,
	2003	2002
	(Dollars in thousands)
Securities sold under repurchase agreements:
Balance at year-end	$5,816	$505,140
Average amount outstanding during the year	268,870	405,844
Maximum amount outstanding at any month-end	506,065	559,957
Weighted average interest rate during the year	1.44%	1.95%
Weighted average interest rate on year-end balances	0.77%	1.82%

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

On December 2, 2003, the Bank issued $175 million aggregate principal amount of its 2003 Debentures. The net proceeds of the offering, along with short-term borrowings, will be used to redeem all of the 1993 Debentures and the 1996 Debentures. The OTS has approved inclusion of the 2003 Debentures in the Bank’s regulatory capital, as well as the redemption of the 1993 and 1996 Debentures.

The Bank may redeem some or all of the 2003 Debentures at any time after December 1, 2008 at the following redemption prices plus accrued and unpaid interest:

If redeemed during the 12-month period beginning December 1,	Redemption Price
2008	103.4375%
2009	102.2917%
2010	101.1458%
2011 and thereafter	100.0000%

SUBSIDIARIES

OTS regulations generally permit the Bank to make investments in service corporation subsidiaries in an amount not to exceed 3.0% of the Bank’s assets, provided that any investment in excess of 2.0% of assets serves primarily community, inner city or community development purposes. These regulations also permit the Bank to make “conforming loans” to those subsidiaries and joint ventures in an amount not to exceed 50% of the Bank’s regulatory capital. At September 30, 2003, 2.0% and 3.0% of the Bank’s assets was equal to $235.9 million and $353.9 million, respectively, and the Bank had $34.2 million invested in its service corporation subsidiaries, $5.0 million of which was in the form of conforming loans.

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

SECURITIES BROKERAGE SERVICES. Chevy Chase Securities, Inc., is a wholly owned subsidiary of Chevy Chase Financial Services Corporation (“CCFS”), which is a wholly owned direct subsidiary of Chevy Chase. Chevy Chase Securities is a licensed broker-dealer, which sells securities on a retail basis to the general public, including customers and depositors of the Bank.

INSURANCE SERVICES. Chevy Chase Insurance Agency, Inc. (“CCIA”), a wholly owned subsidiary of CCFS, is a licensed insurance broker offering a variety of “personal line” property and casualty and life insurance programs to the general public, including customers and depositors of the Bank. CCIA’s primary programs consist of homeowner and automobile insurance in the property and casualty sector and mortgage and credit life and disability insurance in the life insurance sector.

LENDING SUBSIDIARIES. Chevy Chase engages in significant mortgage lending activities through B. F. Saul Mortgage Company. See “Lending Activities.” CFC—Consumer Finance Corporation previously engaged in subprime automobile lending. In November 2000, the Bank stopped the origination of subprime automobile loans. The Bank continues its collection efforts on the existing portfolio.

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

SPECIAL PURPOSE SUBSIDIARIES. At September 30, 2003, Chevy Chase Real Estate, LLC, (“CCRE”) a wholly owned subsidiary of Chevy Chase, held 100% of the common stock of 12 subsidiaries, 4 of which are active, a majority of which were formed for the sole purpose of acquiring title to various real estate projects pursuant to foreclosure or deed-in-lieu of foreclosure. The Bank’s investment in the subsidiaries was $23.1 million at September 30, 2003. CCRE is an operating subsidiary and, therefore, the Bank’s investment in CCRE is not subject to the 3.0% service corporation investment limit discussed above.

EMPLOYEES. The Bank and its subsidiaries had 3,282 full-time and 437 part-time employees at September 30, 2003. The Bank provides its employees with a comprehensive range of employee benefit programs, including group health benefits, life insurance, disability insurance, paid sick leave, certain free deposit services and certain loan discounts. See “Executive Compensation” for a discussion of certain compensation programs available to the Bank’s executive officers. None of the Bank’s employees is represented by a collective bargaining agent. The Bank believes that its employee relations are good.

COMPETITION. Chevy Chase encounters strong competition both in attracting deposits and making loans in its markets. The Bank’s most direct competition for deposits comes from other thrifts, commercial banks and credit unions, as well as from money market funds and corporate and government securities. In addition to offering competitive interest rates, Chevy Chase offers a variety of services, convenient ATM locations and convenient office locations and hours to attract deposits. Competition for real estate and other loans comes principally from other thrifts, banks, mortgage banking companies, insurance companies and other institutional lenders. Chevy Chase competes for loans through interest rates, loan fees and the variety and quality of services provided to borrowers and brokers.

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

The Bank competes with numerous depository institutions in its deposit-taking activities in the Washington, DC metropolitan area. The Bank also competes with these institutions in the origination of single-family residential mortgage loans and home equity credit line loans. According to the most recently published industry statistics, at June 30, 2003, Chevy Chase had the largest market share, with approximately 24% of deposits, in Montgomery County, Maryland, and ranked third in market share, with approximately 15% of deposits, in Prince George’s County, Maryland. Based on publicly available information, Chevy Chase estimates that, in the Washington, DC metropolitan area, it is one of the leaders in market share of single-family residential mortgage and home equity credit line loans.

FEDERAL TAXATION. Savings institutions, such as the Bank, generally are taxed in the same manner as other corporations. There are, however, several special rules that apply principally to savings institutions and, in some cases, other financial institutions. Certain significant aspects of the federal income taxation of the Bank are discussed below:

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

In 1996, Congress repealed the thrift bad debt provisions of the Internal Revenue Code effective for taxable years beginning after December 31, 1995. As a result, the Bank can deduct only those bad debts actually incurred during the respective taxable years. The bad debt provisions of the 1996 legislation also require thrifts to recapture and pay income tax on bad debt reserves accumulated since 1987 over a six year period, beginning with a thrift’s taxable year starting after December 31, 1995 or, if the thrift meets a loan origination test, beginning up to two years later. The Bank’s accumulated reserves since 1987, which are subject to recapture under this rule are $101.3 million. Of this amount, $16.9 million was recaptured in each of 2001, 2002 and 2003, and $16.8 million remains subject to recapture over the remainder of the six year recapture period which ends September 2004. The tax liability related to the recapture of the bad debt reserves accumulated since 1987 has been reflected in the Bank’s financial statements.

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

The Bank made tax sharing payments of $11.5 million in fiscal year 2003. At September 30, 2003, the amount of tax sharing payments due to the Trust from the bank was $400,000. It is expected that the Bank will have taxable income in future years and additional operating losses of the Trust will be utilized to reduce the overall tax liability of the group which would otherwise arise from such taxable income of the Bank or from the taxable income of other members of the Trust’s affiliated group.

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

STATE TAXATION. Many states, most significantly Maryland, do not allow the filing of combined or consolidated income tax returns, and thus the Trust and its subsidiaries, which includes the Bank and its subsidiaries, that are subject to those states income taxes are required to file separately in those states. The Trust and its subsidiaries are also subject to income taxes in certain other states, some of which allow or require combined or consolidated filings.

ITEM 2. PROPERTIES

REAL ESTATE

A list of the investment properties of the Real Estate Trust is set forth under “Item 1. Business—Real Estate—Real Estate Investments.”

The Trust conducts its principal business from its executive offices at 7501 Wisconsin Avenue, Suite 1500, Bethesda, Maryland. The Saul Company leases all office facilities on behalf of the Trust.

BANKING

At September 30, 2003, the Bank conducted its business from its home office at 7926 Jones Branch Drive, McLean, Virginia and its executive offices at 7501 Wisconsin Avenue, Bethesda, Maryland; its operations centers at 6151 and 6200 Chevy Chase Drive, Laurel, Maryland, and 14601 Sweitzer Lane, Laurel, Maryland; its office facilities at 1919 M Street, NW, Washington, DC; and 210 full-service offices located in Maryland, Virginia, Delaware and the District of Columbia. On that date, the Bank owned the building and land for 35 of its branch offices and leased its remaining 175 branch offices. Chevy Chase leases the office facilities at 7926 Jones Branch Drive, 6200 Chevy Chase Drive, 14601 Sweitzer Lane and 1919 M Street, NW. Chevy Chase owns the building and land at 7501 Wisconsin Avenue. In addition, the Bank leases office space in which its subsidiaries are housed. The office facility leases have various terms expiring from fiscal years 2004 to 2023 and the ground leases have terms expiring from fiscal years 2029 to 2081. The Bank also owns the building and land at 5202 President’s Court, Frederick, Maryland, the site of its former credit card operations center, which is now leased to third parties and 6151 Chevy Chase Drive, Laurel, Maryland. The Bank also owns the building and leases the land at 7700 Old Georgetown Road, Bethesda, Maryland. The Bank also leases the office facilities at 7735 Old Georgetown Road, Bethesda, Maryland. Both of these office facilities were occupied by Bank personnel prior to the consolidation into the Bank’s new corporate headquarters. The Bank is in the process of leasing and subleasing these facilities to third parties. See Note 18 to the Consolidated Financial Statements in this report for lease expense and commitments.

The following table sets forth the location of the Bank’s 210 full-service branch offices at September 30, 2003.

1 Catoctin Circle Leesburg, VA 20176	8201 Greensboro Drive McLean, VA 22102	1100 Wilson Boulevard Arlington, VA 22209

1100 W. Broad Street Falls Church, VA 22046	234 Maple Avenue East Vienna, VA 22180	4229 Merchant Plaza Woodbridge, VA 22192

3941 Pickett Road Fairfax, VA 22031	8436 Old Keene Mill Road Springfield, VA 22152	14125 St. Germain Drive Centreville, VA 20121

1439 Chain Bridge Road McLean, VA 22101	8120 Sudley Road Manassas, VA 20109	3532 Columbia Pike Arlington, VA 22204

6367 Seven Corners Center Falls Church, VA 22044	13344-A Franklin Farms Road Herndon, VA 20171	11200 Main Street Fairfax, VA 22030

1100 S. Hayes Street Arlington, VA 22202	20970 Southbank Street Potomac Falls, VA 20165	13043 Lee Jackson Memorial Highway Fairfax, VA 22033

2932 Chain Bridge Road Oakton, VA 22124	7030 Little River Turnpike Annandale, VA 22003	2079 Daniel Stuart Square Woodbridge, VA 22191

1201 Elden Street Herndon, VA 20170	3095 Nutley Street Fairfax, VA 22031	2901-11 South Glebe Road Arlington, VA 22206

5613 Stone Road Centreville, VA 20120	4700 Lee Highway Arlington, VA 22207	7501 Huntsman Boulevard Springfield, VA 22153

44151 Ashburn Shopping Plaza Ashburn, VA 20147	5851 Crossroads Center Way Falls Church, VA 22041	1230 West Broad Street Falls Church, VA 22047

3690-A King Street Alexandria, VA 22302	6800 Richmond Highway Alexandria, VA 22306	10346 Courthouse Road Spotsylvania, VA 22553

6609 Springfield Mall Springfield, VA 22150	7935 L Tysons Corner Center McLean, VA 22102	3480 South Jefferson Street Falls Church, VA 22041

500 South Washington Street Alexandria, VA 22314	11874 Spectrum Center Reston, VA 20190	1459 North Point Village Reston, VA 20194

10100 Dumfries Road Manassas, VA 20110	5230-A Port Royal Road Springfield, VA 22151	61 Catoctin Circle, NE Leesburg, VA 20175

5870 Kingstowne Boulevard Alexandria, VA 22310	8628-A Richmond Highway Alexandria, VA 22309	6426 Springfield Plaza Springfield, VA 22150

3499 S. Jefferson Street Baileys Crossroads, VA 22041	3046 Gatehouse Plaza Falls Church, VA 22042	21800 Town Center Plaza, #255 Sterling, VA 20164

1621 B Crystal Square Arcade Arlington, VA 22202	46160 Potomac Run Plaza Sterling, VA 20164	5740 Union Mills Road Clifton, VA 20124

21100 Dulles Town Circle Dulles, VA 20166	9863 Georgetown Pike Great Falls, VA 22066	8110 Fletcher Avenue McLean, VA 22101

7575 Newlinton Hall Road Gainesville, VA 20155	2251 John Milton Drive Herndon, VA 20171	3501 Plank Road Fredericksburg, VA 22407

12445 Hedges Run Drive Lakeridge, VA 22192	7137 Columbia Pike Annandale, VA 22003	6011 Burke Center Parkway Burke, VA 22015

8025 Sudley Road Manassas, VA 22110	1228 Elden Street Herndon, VA 22070	4309 Dale Boulevard Dale City, VA 22193

41 West Lee Highway Warrenton, VA 22186	3131 Duke Street Alexandria, VA 22314	697 North Washington Street Alexandria, VA 22313

43330 Junction Plaza Ashburn, VA 20147	8098 Rolling Road Springfield, VA 22153	45545 Dulles Eastern Plaza Sterling, VA 20163

43931 Farmwell Hunt Plaza Ashburn, VA 20147	6949 Commerce Street Springfield, VA 22150	5902 Old Centreville Road Centreville, VA 20121

3141 Lee Highway Arlington, VA 22201	8981 Ox Road Lorton, VA 22079	26001 Ridge Road Damascus, MD 20872

2063 West Street Annapolis, MD 21401	14943 Shady Grove Road Rockville, MD 20850	21117 Frederick Road Germantown, MD 20876

901 N. Nelson Street Arlington, VA 22203	4101 Cheshire Station Plaza Dale City, VA 22193	1010 East Main Street Purcellville, VA 20132

9761 Traville Gateway Drive Rockville, MD 20850	402 East Ridgeville Boulevard Mt. Airy, MD 21771	7200 Cradlerock Way Columbia, MD 21045

17831 Georgia Avenue Olney, MD 20832	15407 Excelsior Drive Bowie, MD 20716	317 Kentlands Boulevard Gaithersburg, MD 20878

8315 Georgia Avenue Silver Spring, MD 20910	5552 Norbeck Road Rockville, MD 20853	215 N. Washington Street Rockville, MD 20850

11261 New Hampshire Avenue Silver Spring, MD 20904	6200 Annapolis Road Landover Hills, MD 20784	573 Governor Ritchie Highway Severna Park, MD 21146

101 Halpine Road Rockville, MD 20852	33 West Franklin Street Hagerstown, MD 21740	4745 Dorsey Hall Drive Ellicott City, MD 21042

6107 Greenbelt Road Berwyn Heights, MD 20740	6400 Belcrest Road Hyattsville, MD 20782	1130 Smallwood Drive Waldorf, MD 20603

12 Bureau Drive Gaithersburg, MD 20878	8740 Arliss Street Silver Spring, MD 20901	1040 Largo Center Drive Largo, MD 20774

19610 Club House Road Gaithersburg, MD 20886	2409 Wooton Parkway Rockville, MD 20850	6335 Marlboro Pike District Heights, MD 20747

812 Muddy Branch Road Gaithersburg, MD 20878	8845 Branch Avenue Clinton, MD 20735	7530 Annapolis Road Lanham, MD 20784

10211 River Road Potomac, MD 20854	1181 University Boulevard Langley Park, MD 20783	11241 Georgia Avenue Wheaton, MD 20902

14113 Baltimore Avenue Laurel, MD 20707	19801 Century Boulevard Germantown, MD 20874	13301 New Hampshire Avenue Silver Spring, MD 20904

701 Pennsylvania Avenue, NW Washington, DC 20004	1009 West Patrick Street Frederick, MD 21701	7101 Democracy Boulevard Bethesda, MD 20817

8676 Georgia Avenue Silver Spring, MD 20910	7937 Ritchie Highway Glen Burnie, MD 21061	4825 Cordell Avenue Bethesda, MD 20814

12228 Viers Mill Road Silver Spring, MD 20906	19781-83 Frederick Road Germantown, MD 20876	7515 Greenbelt Road Greenbelt, MD 20770

115 University Boulevard West Silver Spring, MD 20901	16827 Crabbs Branch Way Rockville, MD 20855	15777 Columbia Pike Burtonsville, MD 20866

9707 Old Georgetown Road Bethesda, MD 20814	2321-E Forest Drive Annapolis, MD 21401	509 N. Frederick Avenue Gaithersburg, MD 20877

7941 Tuckerman Lane Potomac, MD 20854	15460 Annapolis Road Bowie, MD 20715	5823 Eastern Avenue Chillum, MD 20782

Stamp Student Union College Park, MD 20742	20000 Goshen Road Gaithersburg, MD 20879	3355 Corridor Market Place Laurel, MD 20724

5400 Corporate Drive Frederick, MD 21703	12097 Rockville Pike Rockville, MD 20852	10400 Old Georgetown Road Bethesda, MD 20814

20944 Frederick Road Germantown, MD 20876	10159 New Hampshire Avenue Hillandale, MD 20903	6020 Marshalee Drive Elkridge, MD 21075

3601 St. Barnabas Road Silver Hill, MD 20746	10800 Baltimore Avenue Beltsville, MD 20705	135 East Baltimore Street Baltimore, MD 21202

18331 Leaman Farm Road Germantown, MD 20876	8171 Elliot Road Talbot, MD 21601	2801 University Boulevard West Kensington, MD 20895

1734 York Road Lutherville, MD 21093	7700 Old Georgetown Road Bethesda, MD 20814	4624 Edmondson Avenue Baltimore, MD 21229

11399 York Road Cockeysville, MD 21030	18104 Town Center Drive Olney, MD 20832	6000 Greenbelt Road Greenbelt, MD 20704

751 South Salisbury Boulevard Salisbury, MD 21801	6197 Oxon Hill Road Oxon Hill, MD 20745	9730 Groffs Mill Drive Owings Mills, MD 21117

5700 Southeast Crain Highway Upper Marlboro, MD 20772	10821 Connecticut Avenue Kensington, MD 20895	6340 York Road Towson, MD 21212

5476 Wisconsin Avenue Chevy Chase, MD 20815	18006 Mateny Road Germantown, MD 20874	4622 Wilkens Avenue Baltimore, MD 21229

8100 Loch Raven Boulevard Towson, MD 21286	7406 Baltimore Avenue College Park, MD 20740	11301 Rockville Pike Kensington, MD 20895

842 Muddy Branch Road Gaithersburg, MD 20878	980 E. Swan Creek Road Fort Washington, MD 20744	7501 Wisconsin Avenue Bethesda, MD 20814

229 Kentlands Boulevard Gaithersburg, MD 20878	3828 International Drive Silver Spring, MD 20906	5370 Westbard Avenue Bethesda, MD 20816

12051 Rockville Pike Rockville, MD 20852	3400 Crain Highway Bowie, MD 20716	7340 Westlake Terrace Bethesda, MD 20817

15791 Columbia Pike Burtonsville, MD 20866	2315 Randolph Road Silver Spring, MD 20906	1327 Lamberton Drive Silver Spring, MD 20902

2215 Bel Pre Road Wheaton, MD 20906	45101 First Colony Way California, MD 20619	13490 New Hampshire Avenue Silver Spring, MD 20904

8401 Connecticut Avenue Chevy Chase, MD 20815	802 Pleasant Drive Rockville, MD 20850	2611 Brandermill Boulevard Gambrills, MD 21054

5424 Western Avenue Chevy Chase, MD 20815	8000 York Road Towson, MD 21252	4701 Sangamore Road Bethesda, MD 20816

13641 Connecticut Avenue Wheaton, MD 20906	7940 Crain Highway Glen Burnie, MD 21061	9245 Baltimore National Pike Ellicot City, MD 21042

1000 Hilltop Circle Baltimore, MD 21250	1161 Maryland Route 3N Gambrills, MD 21054	625 Hungerford Drive Rockville, MD 20850

7566 Ridge Road Hanover, MD 21706	1100 17th Street, NW Washington, DC 20036	4000 Wisconsin Avenue, NW Washington, DC 20016

4455 Connecticut Avenue, NW Washington, DC 20008	1545 Wisconsin Avenue, NW Washington, DC 20007	1717 Pennsylvania Avenue, NW Washington, DC 20006

2831 Alabama Avenue, SE Washington, DC 20020	4860 Massachusetts Avenue, NW Washington, DC 20016	925 15th Street, NW Washington, DC 20005

1800 M Street, NW Washington, DC 20036	210 Michigan Avenue, NE Washington, DC 20017	1299 Pennsylvania Avenue, NW Washington, DC 20005

5714 Connecticut Avenue, NW Washington, DC 20015	1850 K Street, NW Washington, DC 20006	4400 Massachusetts Avenue, NW Washington, DC 20016

3519 Connecticut Avenue, NW Washington, DC 20008	22 Lighthouse Plaza Rehoboth Beach, DE 19971	19268 Old Landing Road Rehoboth, DE 19971

At September 30, 2003, the net book value of the Bank’s office facilities, including leasehold improvements, was $309.9 million, net of accumulated depreciation of $112.9 million. The Bank owns additional assets, including furniture and data processing equipment. At September 30, 2003, these other assets had a book value of $177.9 million, net of accumulated depreciation of $146.8 million. The Bank also has operating leases, primarily for certain data processing equipment and software. Those leases have month-to-month or year-to-year terms. See Note 16 to the Consolidated Financial Statements in this report.

As of October 2003, the Bank had received OTS approval to open seven additional full-service branch offices. The branches, three in Virginia, three in Maryland and one in Washington, DC, are scheduled to open during fiscal year 2004.

The Bank also owns automobiles which are leased to third parties. The leases are accounted for as operating leases with lease payments recognized as rental income. At September 30, 2003, automobiles subject to lease had a book value $855.4 million, net of accumulated depreciation of $322.8 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There currently is no established public trading market for Common Shares. At November 15, 2003, there were seven corporate or individual holders of record of Common Shares. All holders of Common Shares at such date were affiliated with the Trust. The Trust did not pay any cash dividends on its Common Shares during the past two fiscal years. See “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data of the Trust herein have been derived from the Consolidated Financial Statements of the Trust. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this report.

SELECTED FINANCIAL DATA

	Year Ended September 30
(In thousands, except per share amounts and other data)	2003	2002	2001	2000	1999
STATEMENT OF OPERATIONS DATA:
Real Estate:
Revenues	$128,032	$128,418	$143,185	$132,858	$106,025
Operating expenses	158,254	156,589	161,802	145,484	121,676
Equity in earnings of unconsolidated entities, net	7,248	8,811	7,169	7,291	4,964
Impairment loss on investments	(998)	(188)	(296)	—	—
Gain on sales of property	9,079	—	11,077	994	—

Real estate operating loss	(14,893)	(19,548)	(667)	(4,341)	(10,687)

Banking:
Interest income	451,551	541,399	721,324	710,353	518,520
Interest expense	205,479	273,186	422,744	394,400	245,507

Net interest income	246,072	268,213	298,580	315,953	273,013
Provision for loan losses	(18,422)	(51,367)	(59,496)	(47,940)	(22,880)

Net interest income after provision for loan losses	227,650	216,846	239,084	268,013	250,133

Other income:
Deposit servicing fees	122,473	113,640	101,482	88,253	69,570
Servicing and securitization income	103,422	84,160	52,169	28,991	31,509
Automobile rental income	235,801	242,646	167,379	64,142	5,718
Gain on sales of trading securities and sales of loans, net	41,190	10,296	9,062	2,976	12,214
Gain (loss) on real estate held for investment or sale, net	6,780	992	2,815	(1,523)	34,049
Gain on other investment	—	—	10,294	—	—
Other	30,616	37,168	32,075	27,386	22,854

Total other income	540,282	488,902	375,276	210,225	175,914

Operating expenses	621,742	602,166	518,713	408,092	330,177

Banking operating income	146,190	103,582	95,647	70,146	95,870

Total Company:
Operating income	131,297	84,034	94,980	65,805	85,183
Provision for income taxes	46,221	23,143	27,088	18,630	28,258

Income before minority interest, cumulative effect of change in accounting principle, and extraordinary item	85,076	60,891	67,892	47,175	56,925
Minority interest held by affiliates	(13,926)	(9,671)	(8,660)	(4,961)	(7,333)
Minority interest—other	(26,160)	(25,313)	(25,313)	(25,313)	(25,313)
Cumulative effect of change in accounting principle	897	—	—	—	—
Extraordinary item	—	—	—	(166)	—

Total company net income	$45,887	$25,907	$33,919	$16,735	$24,279

Net income available to common shareholders	$40,469	$20,489	$28,501	$11,317	$18,861
Income before minority interest, cumulative effect of change in accounting principle, and extraordinary item	$16.53	$11.48	$12.94	$8.64	$10.67
Minority interest held by affiliates	(2.89)	(2.00)	(1.79)	(1.03)	(1.52)
Minority interest—other	(5.43)	(5.24)	(5.24)	(5.24)	(5.24)
Cumulative effect of change in accounting principle	0.19	—	—	—	—
Extraordinary item	—	—	—	(0.03)	—

Total company net income	$8.40	$4.24	$5.91	$2.34	$3.91

Continued on following page.

SELECTED FINANCIAL DATA

(Continued)

	Year Ended September 30
(In thousands, except per share amounts and other data)	2003	2002	2001	2000	1999
BALANCE SHEET DATA:
Assets:
Real estate assets	$429,285	$437,514	$442,104	$433,189	$366,756
Income-producing properties, net	275,005	285,308	282,984	238,249	207,407
Land parcels	42,425	44,020	40,835	39,716	39,448
Banking assets	11,779,440	11,273,252	11,408,707	10,724,725	9,151,405
Total company assets	12,208,725	11,710,766	11,850,811	11,157,914	9,518,161

Liabilities:
Real estate liabilities	652,856	663,376	667,176	665,838	590,885
Mortgage notes payable	322,437	326,232	331,114	313,746	221,126
Notes payable—secured	203,800	201,750	202,500	200,000	216,000
Notes payable—unsecured	55,349	55,156	50,717	47,463	46,122
Banking liabilities	11,039,425	10,614,255	10,780,154	10,121,386	8,570,344
Minority interest held by affiliates	98,062	88,137	82,048	77,006	72,551
Minority interest—other	249,698	218,307	218,307	218,307	218,307
Total company liabilities	12,040,041	11,584,075	11,747,685	11,082,537	9,452,087

Shareholders’ equity	168,684	126,691	103,126	75,377	66,074

OTHER DATA:
Hotels:
Number of hotels	18	18	18	16	15
Number of guest rooms	3,574	3,578	3,578	3,196	3,103
Average occupancy	61%	61%	66%	71%	68%
Average room rate	$85.93	$86.92	$94.32	$89.16	$85.45
Office properties:
Number of properties	13	13	11	10	7
Leasable area (square feet)	1,978,016	1,978,016	1,796,571	1,684,425	1,277,243
Leasing percentages	85%	86%	92%	98%	92%
Land parcels:
Number of parcels	9	10	10	9	10
Total acreage	381	389	389	399	417

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

CRITICAL ACCOUNTING POLICIES.

The Trust’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), which requires the Trust to make certain estimates and assumptions that affect its reported results (see Summary of Significant Accounting in Notes to the Consolidated Financial Statements included herein). The Trust has identified six policies, that due to estimates and assumptions inherent in those policies, involve a relatively high degree of judgment and complexity.

REAL ESTATE

REAL ESTATE PROPERTIES: Income producing properties are stated at the lower of depreciated cost (except those which were acquired through foreclosure or equivalent proceedings, the carrying amounts of which are based on the lower of cost or fair value at the time of acquisition) or net realizable value. Management believes that these assets have generally appreciated in value and, accordingly, the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Real Estate Trust’s liabilities as reported in these financial statements. Because these financial statements are prepared in conformity with GAAP, they do not report the current value of the Real Estate Trust’s real estate assets.

Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Real Estate Trust recognizes an impairment loss. Measurement of an impairment loss for long-lived assets and identifiable intangibles that the Real Estate Trust expects to hold and use is based on the fair value of the asset. Long-lived assets and certain intangibles to be disposed of are generally reported at the lower of carrying amount or fair value less the cost to sell.

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

Depreciation is calculated using the straight-line method and the estimated useful lives of 15 to 50 years for buildings and up to 20 years for certain other improvements. Tenant improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related lease.

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

INCOME RECOGNITION: The Real Estate Trust derives room and other revenues from the operations of its hotel portfolio. Hotel revenue is recognized as earned. The Real Estate Trust derives rental income under noncancelable long-term leases from tenants at its commercial properties. Commercial property rental income is recognized on a straight-line basis.

BANKING

GENERAL: The Bank’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires the Bank to make certain estimates and assumptions that affect its reported results (see Note 1 to the Consolidated Financial Statements included herein).

ALLOWANCE FOR LOSSES: The Bank maintains allowances for possible losses on its loans at levels it believes to be adequate to absorb estimated losses inherent in the loan portfolio at the balance sheet date. Management reviews the adequacy of the allowance for losses using a variety of measures and tools appropriate for the asset type, including historical loss performance, delinquent status, current economic conditions, internal risk ratings, current underwriting policies and practices and market values for similar assets.

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

INTEREST-ONLY STRIPS RECEIVABLE: From time to time, the Bank sells loans and retains an interest-only strip receivable related to the sold loans. The interest-only strips receivable are initially recorded by allocating the previous carrying value of the assets involved in the transactions between the assets sold and the interests retained, including the interest-only strip receivable. Subsequently, the interest-only strips receivable are carried at their fair values, with changes in fair value reflected in income. Fair value of these interest-only strips receivable is based on discounted expected future cash flows, which are determined using market assumptions such as discount rates and prepayment speeds, and, in certain circumstances, an estimate of credit losses based on the Bank’s historical experience. If actual prepayment or default rates significantly exceed the estimates, the actual amount of future cash flow could be less than the expected amount and the value of the interest-only strips receivable, as well as the Bank’s earnings, could be negatively impacted.

MORTGAGE SERVICING RIGHTS: The Bank sells mortgage loans and retains the right to service those loans (“originated MSR”). The originated MSR are initially recorded by allocating the previous carrying value of the loans between the portion sold and the retained originated MSR. The Bank also purchases the right to service mortgage loans originated by third parties (“purchased MSR” and, together with originated MSR, “MSR”). Purchased MSR are initially recorded at their acquisition cost. Subsequent to origination or purchase, MSR are carried at the lower of their amortized cost or fair value. Fair value of MSR is based on discounted expected future income, net of related expenses, to be generated by servicing the underlying loans. When determining fair value, the Bank uses several assumptions, the most significant of which are the estimated rate of repayment of the underlying loans and the discount rate. If actual repayment rates significantly exceed the estimates, the actual amount of future cash flow could be less than the expected amount and the value of the MSR, as well as the Bank’s earnings, could be negatively impacted.

The Bank believes that the judgements, estimates and assumptions used in the preparation of the Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our Consolidated Financial Statements to these items, the use of other judgements, estimates and assumptions, as well as differences between actual results and the estimates and assumptions, could result in material differences in our results of operations and financial condition.

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at September 30, 2003 consisted primarily of hotels, office projects, and land parcels. See “Item 1. Business—Real Estate—Real Estate Investments.”

Overall, the hotel portfolio experienced an average occupancy rate of 61% and an average room rate of $85.93 during fiscal 2003, compared to an average occupancy of 61% and an average room rate of $86.82 during the prior year. REVPAR (revenue per available room) was $52.52 for fiscal 2003, a 0.3% decrease from REVPAR for fiscal 2002 of $52.66.

The Real Estate Trust’s hotel portfolio, and the hospitality sector in general, continues to be impacted by the overall national economic downturn, particularly the decline in general business travel.

Office space in the Real Estate Trust’s office property portfolio was 85% leased at September 30, 2003, compared to a leasing rate of 86% at September 30, 2002. The Trust placed into service during December 2001 an 81,000 square foot building in Sterling, Virginia that remains unleased. In addition, the Trust has been experiencing a downward trend in its leasing rates and renewals of leases commensurate with the weakening commercial office markets in Northern Virginia as well as in Atlanta, Georgia. At September 30, 2003, the Real Estate Trust’s office property portfolio consisted of 13 properties and had a total gross leasable area of 1,978,000 square feet, of which 191,000 square feet (9.6%) and 257,000 square feet (13.0%) are subject to leases expiring in fiscal 2004 and fiscal 2005.

BANKING

General. The Bank’s assets grew to $11.8 billion during fiscal year 2003, an increase of $506.2 million from fiscal year 2002. The Bank recorded operating income of $146.2 million during fiscal year 2003, compared to operating income of $103.6 million during fiscal year 2002. The increase in income for fiscal year 2003 was primarily attributable to a $19.3 million increase in servicing and securitization income, a $30.9 million increase in gain on trading securities and sales of loans, an $8.8 million increase in deposit servicing fees and a decrease of $32.9 million in the provision for loan losses. Partially offsetting the increased income was an increase in operating expenses of $19.6 million and a $22.1 million decrease in net interest income. The increase in operating expenses is largely attributable to increases in salaries and employee benefits and depreciation and amortization. See “Results of Operations.”

Servicing and securitization income increased $19.3 million, or 22.9%, during fiscal year 2003 primarily as a result of increased securitization activity. During fiscal year 2003, the Bank securitized and sold $2.6 billion of loan receivables and recognized a gain of $92.9 million compared to securitization and sale of $1.6 billion of loan receivables and a gain of $56.9 million in fiscal year 2002. See Notes C and 15 to the Consolidated Financial Statements in this report. See “Liquidity.” The Bank recognized a net unrealized loss of $12.5 million and $8.7 million on its interest-only strips receivable during fiscal years 2003 and 2002, respectively.

Real estate owned, net of valuation allowances, decreased from $23.4 million at September 30, 2002 to $21.8 million at September 30, 2003. This reduction was primarily due to sales in the communities and other properties and to provisions for losses, partially offset by capitalized costs. At September 30, 2003, based on an analysis of the value of REO and the prospect for recoveries of value, the Bank charged off its valuation allowances of REO in the amount of $71.7 million. See “Asset Quality—REO.”

At September 30, 2003, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.75%, 5.75%, 7.67% and 11.05%, respectively. The Bank’s capital ratios exceeded regulatory requirements as well as the standards established for well-capitalized institutions under OTS prompt corrective action regulations. See “Capital.”

In October 2003, the Bank issued $125 million of its 8% Preferred Stock, and used the proceeds to redeem all of its 13% Preferred Stock, on October 31, 2003. On December 2, 2003, the Bank issued $175 million of its 2003 Debentures. The net proceeds of the offering, along with short-term borrowings, will be used to redeem all of the 1993 Debentures and the 1996 Debentures. The effect of these transactions will be to increase the Bank’s Tier 1 Capital and to reduce the dividend and interest rates associated with these capital instruments.

During fiscal year 2003, the Bank declared and paid, out of the retained earnings of the Bank, cash dividends on its Common Stock in the aggregate amount of $2,000 per share.

The Bank’s assets are subject to review and classification by the OTS upon examination. The OTS concluded its most recent safety and soundness examination of the Bank in December 2002.

Asset Quality. Non-Performing Assets. The Bank’s level of non-performing assets decreased during fiscal year 2003. The following table sets forth information concerning the Bank’s non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	September 30,
	2003	2002	2001	2000	1999
Non-performing assets:
Non-accrual loans:
Residential	$8,047	$13,680	$7,314	$5,171	$4,756
Real estate and construction and ground	1,004	653	—	70	—

Total non-accrual real estate loans	9,051	14,333	7,314	5,241	4,756
Commercial	249	2,329	—	—	269
Subprime automobile	4,372	7,755	13,379	12,026	6,640
Other consumer	1,928	2,136	6,606	5,399	1,607

Total non-accrual loans (1)	15,600	26,553	27,299	22,666	13,272

Real estate acquired in settlement of loans	21,820	94,665	115,931	129,213	133,157
Allowance for losses on real estate acquired in settlement of loans	—	(71,293)	(85,152)	(80,752)	(84,405)

Real estate acquired in settlement of loans, net	21,820	23,372	30,779	48,461	48,752

Total non-performing assets	$37,420	$49,925	$58,078	$71,127	$62,024

Troubled debt restructurings	$—	$—	$—	$—	$11,714

Allowance for losses on loans	$58,397	$66,079	$57,018	$51,018	$57,839
Allowance for losses on real estate held for investment	202	202	202	202	202
Allowance for losses on real estate acquired in settlement of loans	—	71,293	85,152	80,752	84,405

Total allowances for losses	$58,599	$137,574	$142,372	$131,972	$142,446

Interest income recorded
Non-accrual assets	$39	$279	$358	$4	$17

Restructured loans	$—	$—	$—	$340	$229

Interest income that would have been recorded had the loans been current in accordance with their original terms
Non-accrual assets	$2,059	$3,141	$3,321	$2,434	$1,769

Restructured loans	$—	$—	$—	$1,323	$1,261

(1)	Before deduction of allowances for losses.

	September 30, 2003	September 30,
		2002	2001	2000	1999
Ratios:
Non-performing assets to total assets	0.32%	0.44%	0.51%	0.66%	0.68%
Allowance for losses on real estate loans to non-accrual real estate loans (1)	90.51%	44.05%	70.86%	167.60%	361.35%
Allowance for losses on other consumer loans to non-accrual other consumer loans (1)(2)	451.88%	393.65%	205.39%	211.36%	436.89%
Allowance for losses on loans to non-accrual loans (1)	374.34%	248.86%	208.86%	225.09%	435.80%
Allowance for losses on loans to total loans receivable (3)	0.65%	0.85%	0.77%	0.66%	0.91%

(1)	Before deduction of allowances for losses.
(2)	Includes subprime automobile loans.
(3)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets include non-accrual loans, non-accrual real estate held for investment, and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

Non-performing assets totaled $37.4 million at September 30, 2003, compared to $49.9 million, after valuation allowances on REO of $71.3 million, at September 30, 2002. Based on an analysis of REO and the prospect for recoveries of values, the Bank charged off its valuation allowances on REO at September 30, 2003. The Bank maintained valuation allowances of $58.4 million and $66.1 million on its loan portfolio at September 30, 2003 and 2002, respectively. The $12.5 million decrease in non-performing assets reflected a net decrease in REO of $1.6 million and a net decrease in non-accrual loans of $10.9 million.

Non-accrual Loans. The Bank’s non-accrual loans totaled $15.6 million at September 30, 2003, a decrease from $26.6 million at September 30, 2002. At September 30, 2003, non-accrual loans consisted of $9.1 million of non-accrual real estate loans and $6.5 million of non-accrual subprime automobile, commercial and other consumer loans compared to non-accrual real estate loans of $14.3 million and non-accrual subprime automobile and other consumer loans of $12.2 million at September 30, 2002. The decrease in non-accrual subprime automobile loans reflects the winding down of that portfolio.

REO. At September 30, 2003, the Bank’s REO totaled $21.8 million, as set forth in the following table:

	Number of Properties	Gross Balance	Charge-offs	Balance After Charge-offs	Percent of Total
	(Dollars in thousands)
Communities	2	$94,284	$77,812	$16,472	75.5%
Commercial ground	1	10,380	6,363	4,017	18.4%
Single-family residential properties	6	1,478	147	1,331	6.1%

Total REO	9	$106,142	$84,322	$21,820	100.0%

During fiscal year 2003, REO decreased $1.6 million, primarily as a result of sales in the communities and other properties and additional provisions for losses, which was partially offset by additional capitalized costs.

The principal component of REO consists of the two communities, both of which are under active development. At September 30, 2003, one of the communities had 134 remaining residential lots, which were under contract and pending settlement. This community also had approximately 167 remaining acres of land designated for commercial use. The other community has only one remaining commercial lot, which was under contract and pending settlement at September 30, 2003. In addition, at September 30, 2003, the Bank was engaged in discussions with potential purchasers regarding the sale of retail land.

The Bank continues to monitor closely its major non-performing and potential problem assets in light of current and anticipated market conditions. The Bank’s asset workout group focuses its efforts on resolving these problem assets as expeditiously as possible.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. At September 30, 2003 and 2002, potential problem assets totaled $14.8 million and $22.4 million, respectively.

The Bank’s Watch List Committee meets quarterly and reviews all commercial lending relationships which are rated as vulnerable, criticized or classified and have commitments of $1.0 million or greater. This Committee reviews the current status of each relationship, recent changes, performance against the corrective action plan presented at the prior meeting, and the current action plan for the relationship. On September 4, 2003, the Committee reviewed loans with outstanding balances of $80.2 million at June 30, 2003.

Delinquent Loans. At September 30, 2003, delinquent loans totaled $61.4 million, or 0.7% of loans, compared to $69.2 million, or 0.9% of loans, at September 30, 2002. The following table sets forth information regarding the Bank’s delinquent loans at September 30, 2003.

	Principal Balance (Dollars in Thousands)					Total as a Percentage of Loans (1)
	Real Estate Loans	Subprime Automobile Loans	Commercial Loans	Other Consumer Loans	Total
Loans delinquent for:
30-59 days…	$15,634	$17,181	$10,416	$6,376	$49,607	0.6%
60-89 days	2,494	6,628	397	2,250	11,769	0.1%

Total	$18,128	$23,809	$10,813	$8,626	$61,376	0.7%

(1)	Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Real estate loans classified as delinquent 30-89 days consists entirely of single-family permanent residential mortgage loans and home equity loans. Total delinquent real estate loans increased to $18.1 million at September 30, 2003, from $10.8 million at September 30, 2002 reflecting growth in the portfolio. Non-accrual and delinquent real estate loans as a percentage of total real estate loans equaled 0.37% and 0.43% at September 30, 2003 and 2002, respectively.

Total delinquent subprime automobile loans decreased to $23.8 million at September 30, 2003, from $45.8 million at September 30, 2002, primarily because the Bank’s portfolio of these loans continues to decline as a result of the Bank’s prior decision to discontinue origination of these loans.

Commercial loans classified as delinquent 30-89 days consisted of 15 loans totaling $10.8 million at September 30, 2003 compared to 12 loans totaling $4.3 million at September 30, 2002. The increase in delinquencies reflects the maturation in the Bank’s portfolio.

Other consumer loans delinquent 30-89 days increased slightly to $8.6 million at September 30, 2003 from $8.2 million at September 30, 2002.

Troubled Debt Restructurings. A troubled debt restructuring occurs when the Bank agrees to modify significant terms of a loan in favor of a borrower experiencing financial difficulties. The Bank had no troubled debt restructurings at September 30, 2003 and 2002.

Real Estate Held for Investment. At September 30, 2003 and 2002, real estate held for investment consisted of one property with book value of $0.9 million, net of a valuation allowance of $0.2 million.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans and the allowance for losses on real estate held for investment or sale. These tables reflect charge-offs taken against assets during the years indicated and may include charge-offs taken against assets, which the Bank disposed of during such years.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Year Ended September 30,
	2003	2002	2001	2000	1999
Balance at beginning of year	$66,079	$57,018	$52,518	$57,839	$60,157

Provision for loan losses	18,422	51,367	59,496	47,940	22,580

Charge-offs:
Single family residential and home equity	(1,032)	(1,132)	(786)	(807)	(617)
Commercial real estate and multifamily	(382)	(27)	—	(7,120)	—
Subprime automobile	(30,227)	(40,695)	(49,749)	(40,110)	(21,169)
Other consumer	(13,316)	(14,163)	(13,706)	(10,057)	(4,988)

Total charge-offs	(44,957)	(56,017)	(64,241)	(58,094)	(26,774)

Recoveries (1):
Single family residential and home equity	248	76	80	78	85
Commercial real estate and multifamily	14	18	—	—	—
Subprime automobile	13,384	11,311	7,104	3,074	744
Other consumer	5,207	2,306	2,061	1,681	1,047

Total recoveries	18,853	13,711	9,245	4,833	1,876

Charge-offs, net of recoveries	(26,104)	(42,306)	(54,996)	(53,261)	(24,898)

Balance at end of year	$58,397	$66,079	$57,018	$52,518	$57,839

Provision for loan losses to average loans (2)	0.25%	0.70%	0.76%	0.66%	0.47%
Net loan charge-offs to average loans (2)	0.36%	0.58%	0.70%	0.73%	0.52%
Ending allowance for losses on loans to total loans (2)(3)	0.75%	0.85%	0.77%	0.67%	0.91%

(1)	Includes proceeds received from the sale of charged-off loans.
(2)	Includes loans held for securitization and/or sale.
(3)	Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	September 30,
	2003		2002		2001		2000		1999
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of year allocated to:
Single family residential	$2,161	64.7%	$1,953	59.0%	$2,127	60.9%	$2,127	62.9%	$3,127	62.0%
Home equity	2,426	15.0	817	14.1	1,007	8.7	1,007	5.5	1,007	6.3
Commercial real estate and multifamily	162	0.2	124	0.3	197	0.4	893	0.5	10,580	0.9
Real estate construction and ground	2,098	2.6	3,419	3.4	1,852	3.6	4,757	3.8	2,472	3.6
Commercial	14,400	10.0	16,934	10.4	9,135	10.4	6,904	7.7	4,623	6.2
Prime Automobile loans	7,013	5.5	4,150	8.0	7,034	8.1	6,034	10.0	3,034	11.3
Subprime automobile	16,000	1.1	32,000	3.0	32,000	5.8	28,782	8.0	28,782	7.5
Home improvement and related loans	1,049	0.5	1,151	1.3	1,523	1.6	1,523	1.2	3,523	1.7
Overdraft lines of credit and other consumer	2,020	0.4	1,635	0.5	491	0.5	491	0.4	691	0.5
Unallocated	11,068	—	3,896	—	1,652	—	—	—	—	—

Total	$58,397		$66,079		$57,018		$52,518		$57,839

Analysis of Allowance for and Charge-offs of Real Estate Held for Investment or Sale

(In thousands)

	Year Ended September 30,
	2003	2002	2001	2000	1999
Balance at beginning of year:
Real estate held for investment	$202	$202	$202	$202	$202
Real estate held for sale	71,293	85,152	80,752	84,405	153,564

Total	71,495	85,354	80,954	84,607	153,766

Provision for real estate losses:
Real estate held for investment	—	—	—	—	—
Real estate held for sale	—	700	4,200	1,400	—

Total	—	700	4,200	1,400	—

Charge-offs, net of recoveries :
Real estate held for sale:
Residential ground	—	(1,589)	—	(64)	(1,703)
Commercial ground	(3,631)	—	—	(3,397)	—
Communities	(67,662)	(12,970)	200	(1,592)	(67,456)

Total (charge-offs) recoveries on real estate held for investment or sale	(71,293)	(14,559)	200	(5,053)	(69,159)

Balance at end of year:
Real estate held for investment	202	202	202	202	202
Real estate held for sale	—	71,293	85,152	80,752	84,405

Total	$202	$71,495	$85,354	$80,954	$84,607

Components of Allowance for Losses on Real Estate Held for Investment or Sale

(In thousands)

	September 30,
	2003	2002	2001	2000	1999
Allowance for losses on real estate held for investment	$202	$202	$202	$202	$202

Allowance for losses on real estate held for sale:
Residential ground	—	100	1,689	1,689	1,520
Commercial ground	—	3,631	3,631	3,631	5,800
Communities	—	67,562	79,832	75,432	77,085

Total	—	71,293	85,152	80,752	84,405

Total allowance for losses on real estate held for investment or sale	$202	$71,495	$85,354	$80,954	$84,607

The Bank maintains valuation allowances for estimated losses on loans and real estate. The Bank’s total valuation allowances for losses on loans and real estate held for investment or sale decreased to $58.6 million at September 30, 2003, from $137.6 million at September 30, 2002. At September 30, 2003, the Bank charged off $71.3 million of its valuation allowances on REO following an analysis of the REO and the prospect for recoveries of value. The allowance for losses on loans decreased to $58.4 million at September 30, 2003 from $66.1 million at September 30, 2002, reflecting decreased delinquencies and charge-offs during the current year. Management reviews the adequacy of the valuation allowances on loans and real estate using a variety of measures and tools including historical loss performance, delinquent status, current economic conditions, internal risk ratings and current underwriting policies and procedures. Using this analysis, management determines a range of acceptable valuation allowances.

The allowance for losses on loans secured by real estate totaled $6.8 million at September 30, 2003, which constituted 75.6% of total non-performing real estate loans. This amount represented a $0.5 million increase from the September 30, 2002 level of $6.3 million, or 44.0% of total non-performing real estate loans at that date.

The allowance for losses on other consumer loans, including automobile, home improvement, overdraft lines of credit and other consumer loans, decreased to $26.1 million at September 30, 2003 from $38.9 million at September 30, 2002. Net charge-offs of subprime automobile loans for fiscal year 2003 were $16.8 million, compared to $29.4 million for fiscal year 2002. The decrease in the allowance and charge-offs was due to the decline in the Bank’s portfolio of these loans as a result of the Bank’s prior decision to discontinue origination of these loans.

The allowance for losses on commercial loans decreased to $14.4 million at September 30, 2003 from $16.9 million at September 30, 2002. Net charge-offs of commercial loans have been minimal during the fiscal years ended September 30, 2003 and 2002.

The unallocated allowance for losses increased to $11.1 million at September 30, 2003 from $3.9 million at September 30, 2002. The unallocated allowance is based upon management’s evaluation and judgement of various conditions that are not directly measured in the determination of the allocated allowance. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting key lending areas of the Bank, credit quality trends, collateral volumes, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience, regulatory examination results and findings of the Bank’s internal credit evaluations.

When real estate collateral securing an extension of credit is initially recorded as REO, it is recorded at the lower of cost or fair value, less estimated selling costs, on the basis of an appraisal. As circumstances change, it may be necessary to provide additional valuation allowances based on new information.

Consistent with regulatory requirements, the Bank performs ongoing real estate evaluations for all REO as a basis for substantiating the carrying values in accordance with accounting principles generally accepted in the United States. As indicated, as of September 30, 2003, the Bank’s REO consisted primarily of two residential communities under active development. As a part of its development activities, the Bank maintains and updates real estate project evaluations in accordance with regulatory requirements which include analyses of lot and acreage sales, status and budgets for development activities and consideration of project market trends. These real estate evaluations are reviewed periodically as part of management’s review and evaluation of the carrying values of REO. Following a review of the real estate assets and the related carrying values, management reports its actions to the Bank’s Board of Directors.

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

The Bank’s assets and liabilities are inherently sensitive to changes in interest rates. These movements can result in variations to the overall level of income and market value of equity. Based on the characteristics of a specific asset or liability (including maturity, repricing frequency and interest rate caps) a change in interest rates can significantly affect the contribution to net income and market value for the instrument. If, in the aggregate, the Bank’s assets mature or reprice more quickly or to a greater extent than its liabilities, the Bank is termed

“asset sensitive” and will tend to experience an increase in interest income and market value during periods of rising interest rates and declining interest income and market value during periods of falling interest rates. Conversely, if the Bank’s liabilities mature or reprice more quickly or to a greater extent than its assets, the Bank is termed “liability sensitive” and will tend to experience a decrease in interest income and market value during periods of rising interest rates and increased interest income and market value during periods of falling interest rates.

The Bank pursues an asset-liability management strategy designed both to control risk from changes in market interest rates and to maximize interest income in its loan portfolio. To achieve this strategy, the Bank emphasizes the origination and retention of a mix of both adjustable-rate and fixed-rate loan products.

Throughout fiscal year 2003, the Bank continued to originate and hold in its portfolio adjustable rate loan products at a greater volume than those with fixed interest rates. At September 30, 2003, adjustable-rate loans accounted for 68.8% of total loans, compared to 60.0% at September 30, 2002. This increase was primarily due to increased originations of adjustable-rate mortgage products, which typically reprice monthly and are tied to the one month LIBOR, and an increase in payoffs of fixed-rate mortgage loans due to refinancing activity.

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

The following table presents the interest rate sensitivity of the Bank’s interest-earning assets and interest-bearing liabilities at September 30, 2003, which reflects management’s estimate of mortgage loan prepayments and amortization and provisions for adjustable interest rates. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for the Bank’s loans based on recent actual experience. Statement savings and passbook accounts with balances under $20,000 are classified based upon management’s assumed attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
As of September 30, 2003
Real estate loans:
Adjustable-rate	$3,145,543	$318,020	$469,760	$436,715	$165,553	$4,535,591
Fixed-rate	9,830	9,393	32,604	23,615	50,922	126,364
Home equity credit lines and second mortgages	1,091,257	37,513	109,743	64,827	89,925	1,393,265
Commercial	708,723	15,050	49,260	35,381	78,393	886,807
Consumer and other	406,180	58,481	109,659	78,292	23,317	675,929
Loans held for securitization and/or sale	1,378,831	—	—	—	—	1,378,831
Mortgage-backed securities	98,257	95,046	96,105	51,267	137,717	478,392
Other investments	205,806	—	46,345	—	—	252,151

Total interest-earning assets	7,044,427	533,503	913,476	690,097	545,827	9,727,330
Total non-interest earning assets	—	—	—	—	2,052,110	2,052,110

Total assets	$7,044,427	$533,503	$913,476	$690,097	$2,597,937	$11,779,440

Deposits:
Fixed maturity deposits	$907,442	$477,201	$267,846	$73,421	$—	$1,725,910
NOW, statement and passbook accounts	2,499,862	54,963	183,063	124,597	265,531	3,128,016
Money market deposit accounts	2,321,026	—	—	—	—	2,321,026
Borrowings:
Capital notes—subordinated	—	—	150,000	—	100,000	250,000
Other	1,058,694	501,634	445,447	66,674	83,333	2,155,782

Total interest-bearing liabilities	6,787,024	1,033,798	1,046,356	264,692	448,864	9,580,734
Minority interest	—	—	—	—	175,391	175,391
Total non-interest bearing liabilities	—	—	—	—	1,442,318	1,442,318
Stockholders’ equity	—	—	—	—	580,997	580,997

Total liabilities & stockholders’ equity	$6,787,024	$1,033,798	$1,046,356	$264,692	$2,647,570	$11,779,440

Gap	$257,403	$(500,295)	$(132,880)	$425,405	$96,963
Cumulative gap	$257,403	$(242,892)	$(375,772)	$49,633	$146,596
Adjusted cumulative gap as a percentage of total assets	2.2%	(2.1)%	(3.2)%	0.4%	1.2%

The Bank’s one-year gap as a percentage of total assets was negative 2.1% at September 30, 2003, compared to negative 1.0% at September 30, 2002. The slight decline in the Bank’s one-year gap results primarily from an increase during fiscal year 2003 in deposits and borrowings with repricing terms of one year or less. The increase in these liabilities was partially offset by an increase in adjustable rate mortgages with repricing characteristics of one year or less. The Bank continues to consider a variety of strategies to manage its interest rate risk position.

In addition to gap measurements, the Bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin as promulgated by the OTS’s Thrift Bulletin 13a. Under this bulletin, institutions are required to establish limits on the sensitivity of their net interest income and net portfolio value (“NPV”) to parallel changes in interest rates. Those changes in interest rates are defined as instantaneous and sustained movements of interest rates in 100 basis point increments. In addition, the Bank is required to calculate its ratio of NPV to the present value of total assets (“NPV Ratio”) for each interest rate shock scenario. The following table shows the estimated impact of parallel shifts in interest rates at September 30, 2003, calculated in a manner consistent with the requirements of TB 13a.

(Dollars in thousands)
(Basis Points) Change in Interest Rates	Changes in Net Interest Income(1)		Change in Net Portfolio Value(2)		NPV Ratio
	Percent	Amount	Percent	Amount
+ 200	+9.0%	$37,714	+3.3%	$28,034	6.90%
+ 100	+6.2%	26,029	+1.5%	12,407	6.75%
- 100	-4.9%	(20,564)	-9.9%	(83,729)	5.98%

(1)	Represents the difference between net interest income for 12 months in a stable interest rate environment and the various interest rate scenarios.
(2)	Represents the difference between net portfolio value (NPV) of the Bank’s equity in a stable interest rate environment and the NPV in the various rate scenarios. The OTS defines NPV as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus the present value of expected net cashflows from existing off-balance sheet contracts.

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

Deferred Taxes. At September 30, 2003, the Bank recorded a net deferred tax liability of $134.5 million, which generally represents the cumulative excess of the Bank’s income tax expense for financial reporting purposes over its actual income tax liability. See Note 33 to the Consolidated Financial Statements in this report.

Capital. At September 30, 2003, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at September 30, 2003, in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital Chart

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$580,997
Minority interest in REIT Subsidiary (1)	144,000

	724,997
Adjustments for tangible and core capital:
Intangible assets	(42,666)
Non-includable subsidiaries (2)	(939)
Non-qualifying purchased/originated loan servicing rights	(5,427)

Total tangible capital	675,965	5.75%	$176,202	1.50%	$499,763	4.25%

Total core capital (3)	675,965	5.75%	$469,872	4.00%	$206,093	1.75%

Tier 1 risk-based capital (3)	675,965	7.67%	$351,879	4.00%	$324,086	3.67%

Adjustments for total risk-based capital:
Subordinated capital debentures	250,000
Allowance for general loan losses	58,397

Total supplementary capital	308,397

Total available capital	984,362
Equity investments (2)(4)	(24,009)

Total risk-based capital (3)	$960,353	11.05%	$703,758	8.00%	$256,595	3.05%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
(2)	Reflects an aggregate offset of $0.2 million representing the general allowance for losses maintained against the Bank’s equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a “credit” against the deductions from capital otherwise required for such investments.
(3)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.
(4)	Includes two properties treated as equity investments for regulatory capital purposes. One property has a book value of $2,053 and is classified as real estate held for sale. The other property has a book value of $21,956 and is classified as property and equipment.

Under the OTS prompt corrective action regulations, an institution is categorized as well capitalized if it has a leverage or core capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At September 30, 2003, the Bank’s leverage, tier 1 risk-based and total risk-based capital ratios were 5.75%, 7.67% and 11.05%, respectively, which exceeded the ratios established for well-capitalized institutions. The OTS may reclassify an institution from one category to the next lower category, for example from well capitalized to adequately capitalized, if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity. The Bank has not received notice from the OTS of any potential downgrade.

OTS capital regulations provide a five-year holding period, or such longer period as may be approved by the OTS, for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property, whether through bulk sales or otherwise, prior to the end of its applicable five-year holding period and is unable to obtain an extension of the five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In February 2003, the Bank received from the OTS an extension of the holding periods for certain of its REO properties through February 7, 2004. The following table sets forth the Bank’s REO at September 30, 2003, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,053	(1)
1991	14,419	(2)
1995	4,017	(2)
2002	220
2003	1,111

Total REO	$21,820

(1)	The Bank treats this property as an equity investment for regulatory capital purposes.
(2)	The Bank received an extension of the holding periods for these properties through February 7, 2004.

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

In October 2003, the Bank issued $125 million of its 8% Preferred Stock. The net proceeds from the issuance of the 8% Preferred Stock were used to redeem all of the 13% Preferred Stock, on October 31, 2003.

On December 2, 2003, the Bank issued $175 million aggregate principal amount of its 2003 Debentures. The net proceeds of the offering, along with short-term borrowings, will be used to redeem all of the 1993 Debentures and the 1996 Debentures.

The following table shows actual and proforma regulatory capital ratios at September 30, 2003 adjusted for the impact of the issuance of the 8% Preferred Stock, the redemption of the 13% Preferred Stock, the issuance of the 2003 Debentures and the anticipated redemption of the 1993 Debentures and the 1996 Debentures:

	Actual	As Adjusted
Core capital	5.75%	6.00%
Tier 1 risk-based capital	7.67%	8.04%
Total risk-based capital	11.05%	10.53%

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

During fiscal 2003, the bank made tax sharing payments totaling $11.5 million and dividend payments totaling $16.0 million to the Real Estate Trust. At September 30, 2003, the Trust is due $400,000 in tax sharing payments from the bank.

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

During fiscal 2003, the Real Estate Trust purchased through dividend reinvestment approximately 334,000 shares of common stock of Saul Centers, and as of September 30, 2003, owns approximately 3,744,000 shares representing 23.8% of such company’s outstanding common stock. As of September 30, 2003, the market value of these shares was approximately $99.4 million. Substantially all of these shares have been pledged as collateral with the Real Estate Trust’s revolving credit lenders.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Partnership, the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. See “Item 1. Business—Real Estate—Investment in Saul Holdings Limited Partnership.” In fiscal 2003, the Real Estate Trust received total cash distributions of $6.5 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s two revolving credit lenders.

In March 1998, the Trust issued $200.0 million aggregate principal amount of 9 3/4% Senior Secured Notes due 2008. These Notes are nonrecourse obligations of the Trust and are secured by a first priority perfected security interest in 8,000 shares, or 80%, of the issued and outstanding common stock of the bank, which constitute all of the bank common stock held by the Trust.

During 2003, the Real Estate Trust sold unsecured notes, with a maturity ranging from one to ten years, primarily to provide funds to repay maturing unsecured notes. During fiscal 2003, the Real Estate Trust sold notes amounting to $12.5 million at a weighted average interest rate of 7.2%. To the degree that the Real Estate Trust does not sell new unsecured notes in an amount sufficient to finance completely the scheduled repayment of outstanding unsecured notes as they mature, it will finance such repayments from other sources of funds.

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for a two-year term subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. In September 1999, this facility was increased to $50.0 million and its term was set at three years with provisions for extending the term annually. The maturity date for this line is September 29, 2004. On December 12, 2003 this facility was increased to $55.0 million and the maturity date extended to December 12, 2006. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index, and at September 30, 2003, the rate was 4.0%. At September 30, 2003, the Real Estate Trust had outstanding borrowings under the facility of $3.8 million and unrestricted availability of $46.2 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million revolving credit line with an unrelated bank. This facility was for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, 1998 and 2000, the line of credit was increased to $10.0, $20.0, and $25.0 million. In November 2002, this line was increased to $35.0 million. In September 2003, this line was again increased to $45.0 million. The current maturity date for this line is September 26, 2006. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At September 30, 2003, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $45.0 million.

The maturity schedule for the Real Estate Trust’s outstanding debt at September 30, 2003 for fiscal years commencing October 1, 2003 is set forth in the following table:

Debt Maturity Schedule

Fiscal Year	Mortgage Notes	Notes Payable— Secured	Notes Payable— Unsecured	Total
	(In thousands)
2004	$11,792	$3,800	$12,238	$27,830
2005	16,387	—	10,507	26,894
2006	94,672	—	7,434	102,106
2007	5,543	—	4,468	10,011
2008	5,952	200,000	3,755	209,707
Thereafter	188,091	—	16,947	205,038

Total	$322,437	$203,800	$55,349	$581,586

Of the $322.4 million of mortgage notes outstanding at September 30, 2003, $314.5 million was nonrecourse to the Real Estate Trust.

In June 2003 the Real Estate Trust refinanced three hotels with a new fixed rate non-recourse financing. The financing consisted of three separate loans totaling $46 million, each with a term of 10 years and a 5.9% interest rate. This financing replaced $38.3 million in existing financing on the three hotels.

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

During the quarter ended September 30, 2000, the Real Estate Trust began the development of a 100,000 square foot office/flex building located on an 8.3 acre site in Dulles North Corporate Park near other Real Estate Trust projects. The new building is known as Dulles North Four. Development costs were $10.8 million and were financed with the proceeds of a $9.5 million construction loan. The building was placed in service in April 2002. The Real Estate Trust has signed a lease with a tenant for the entire building. The construction loan was repaid in August 2002 with the proceeds of a $9.0 million, 7.56%, ten-year permanent loan.

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

On September 25, 2003, the Real Estate Trust sold 7.7 acres located in Rockville, Maryland, for $11.3 million, and recognized a gain of $9.1 million on the transaction.

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

The Bank’s holdings of readily marketable securities and eligible loans constitute another important source of liquidity. As of September 30, 2003, the estimated remaining borrowing capacity, after market value and other adjustments, against that portion of those assets that may be pledged to the FHLB of Atlanta and various securities dealers totaled $2.1 billion. A portion of these assets may also be available to be pledged to the Federal Reserve Bank of Richmond. Assets available to be pledged to the Federal Reserve Bank of Richmond totaled $621.1 million. A portion of these assets may also be available to be pledged to the FHLB of Atlanta.

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

Since 1988, the Bank has securitized approximately $18.6 billion of loan receivables. At September 30, 2003, the Bank continues to service $3.4 billion, $19.0 million, $389.7 million and $18.9 million of securitized residential mortgages, home equity, automobile and home loan receivables, respectively. Chevy Chase derives fee-based income from servicing these securitized portfolios. However, that fee-based income has been adversely affected in prior periods by increases in prepayments, delinquencies and charge-offs related to the receivables in these securitized pools.

The Bank’s securitization transactions transfer the risk of repayment on securitized assets to a trust, which holds the receivables and issues the asset-backed certificates, and ultimately the risk of repayment is transferred to the holders of those certificates. The Bank retains credit risk with respect to the assets transferred to the trust only to the extent that it retains recourse based on the performance of the assets or holds subordinated certificates issued by the trust. In its securitizations, the Bank sometimes retains a limited amount of recourse through one or more means, most often through the establishment of reserve accounts, overcollateralization of receivables or retention of subordinated asset-backed certificates. Reserve accounts are funded by initial deposits, if required, and by amounts generated by the securitized assets over and above the amount required to pay interest, defaults and other charges and fees on the investors’ interests in the securitization transaction. Because amounts on deposit in the reserve accounts are at risk depending upon performance of the securitized receivables, those amounts represent recourse to the Bank. At September 30, 2003 and 2002, total recourse to the Bank related to securitization transactions was $30.0 million and $40.1 million, respectively.

The Bank securitized and sold $2.6 billion and $1.6 billion of loan receivables during fiscal year 2003 and 2002, respectively. At September 30, 2003 and 2002, the Bank had $1.4 billion and $1.2 billion, respectively, of loan receivables held for securitization and/or sale. The proceeds from the securitization and sale of single-family residential, home equity and home loan receivables will continue to be a significant source of liquidity for the Bank.

As part of its operating strategy, the Bank continues to explore opportunities to sell assets and to securitize and sell mortgage, home equity and home loan receivables to meet liquidity and other balance sheet objectives.

The Bank is also obligated under a recourse provision related to the servicing of certain of its residential mortgage loans. At each of September 30, 2003 and 2002, the recourse to the Bank under this arrangement totaled $3.4 million.

The Bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses. During fiscal year 2003, the Bank used the cash provided by operating, investing and financing activities primarily to (i) fund maturing savings certificates and deposit withdrawals of $44.6 billion, (ii) fund existing and continuing loan commitments, including real estate held for investment or sale, of $4.5 billion, (iii) purchase investments and loans of $6.2 billion, (iv) meet operating expenses, before depreciation and amortization, of $405.8 million and (v) repay borrowings of $206.7 million net of proceeds from additional borrowings. These commitments were funded primarily through (i) proceeds from customer deposits and sales of certificates of deposit of $45.3 billion, (ii) proceeds from sales of loans, trading securities and real estate of $6.1 billion, and (iii) principal and interest collected on investments, loans, and securities of $3.8 billion.

The Bank’s commitments to extend credit at September 30, 2003 are set forth in the following table.

(In thousands)
Commitments to originate loans	$1,060,095

Loans in process (collateralized loans):
Home equity	896,405
Real estate construction and ground	167,913
Commercial	421,103

Subtotal	1,485,421

Loans in process (unsecured loans):
Overdraft lines	130,816
Commercial	289,474

Subtotal	420,290

Total commitments to extend credit	$2,965,806

Based on historical experience, the Bank expects to fund substantially less than the total amount of its outstanding overdraft line and home equity credit line commitments, which together accounted for 34.6% of commitments to extend credit at September 30, 2003.

At September 30, 2003, repayments of borrowed money scheduled to occur during the next 12 months were $1.6 billion. Certificates of deposit maturing during the next 12 months amounted to $1.4 billion. The Bank expects that a significant portion of these maturing certificates of deposit will remain with the Bank. In the event that deposit withdrawals are greater than anticipated, the Bank may have to increase deposit interest rates or rely on alternative and potentially higher cost sources of funds in order to meet its liquidity needs.

There were no material commitments for capital expenditures at September 30, 2003.

The Bank’s liquidity requirements in years subsequent to fiscal year 2003 will continue to be affected both by the asset size of the Bank, the growth of which may be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the Bank’s primary sources of funds, described above, will be sufficient to meet the Bank’s foreseeable liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

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

FISCAL 2003 COMPARED TO FISCAL 2002

REAL ESTATE

The Real Estate Trust recorded income before depreciation and amortization of debt service of $5.5 million and an operating loss of $14.9 million for fiscal 2003, compared to income before depreciation and amortization of debt service of $500,000 and an operating loss of $19.5 million for fiscal 2002. The increase was largely attributable to a $9.1 million gain on the sale of a property which offset higher impairment losses and losses on unconsolidated entities.

Income after direct operating expenses from hotels decreased $1.4 million, or 4.8%, in fiscal 2003 from the level achieved in fiscal 2002. Total revenue decreased $432,000, or 0.5%, as increased revenues at many of the hotel properties were offset by a substantial decrease in revenue at one of the hotel properties as this property was under renovation for much of the fiscal year and occupancy was lower due to rooms being taken out of service for the renovation. Room sales for fiscal 2003 decreased $322,000, or 0.5%, from fiscal year 2002, while food, beverage and other sales decreased $110,000, or 0.6%. Direct operating expenses increased $942,000, or 1.6%, due mainly to increased payroll and utility costs.

Income after direct operating expenses from office and industrial properties increased $307,000, or 1.1%, in fiscal 2003 compared to fiscal 2002. Total revenue increased $198,000, or 0.5%, in fiscal 2003 as revenue increased at the two new office properties which were placed into service in fiscal year 2002 by $925,000 which was offset by lower revenue at the eleven office properties owned and operating throughout both periods of $727,000. This lower revenue was a result of leased space turning over at lower rental rates in the current period. Direct operating expenses remained constant, decreasing $109,000, or 0.9%.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, decreased $152,000, or 10.5%, principally due to lower interest income in the current period.

Land parcels and other expense increased $43,000, or 3.8%, in fiscal 2003 from fiscal 2002 due to higher real estate taxes and other carrying charges.

Interest expense remained relatively constant, decreasing $341,000, or approximately 0.7%, in fiscal 2003. The average balance of outstanding borrowings increased to $585.1 million for fiscal 2003 from $578.9 million for the prior fiscal year. The change in borrowings occurred as a result of mortgage loan refinancings and unsecured note sales. The average cost of borrowings was 8.68% in fiscal 2003 and 8.67% in fiscal 2002.

There was no development activity in fiscal 2003 therefore no interest was capitalized in the period. Capitalized interest totaled $287,000 in fiscal 2002.

Depreciation expense increased $183,000, or approximately 1.0%, as a result of new income-producing assets and tenant improvements placed into service.

Amortization of debt expense increased $142,000, or 14.9%, reflecting costs incurred in connection with obtaining and refinancing mortgage loans in the current and prior fiscal periods.

Advisory, management and leasing fees paid to related parties decreased $26,000, or 0.2%, in fiscal 2003. The advisory fee in fiscal 2003 was $458,000 per month compared to $475,000 per month for fiscal 2002, an aggregate decrease of $204,000. This decrease in advisory fees was partially offset by increased office management and leasing fees of $178,000.

General and administrative expense increased $544,000, or 23.9%, in fiscal 2003 principally due to the write-off of certain acquisition and development costs for projects that the Real Estate Trust has determined not to pursue.

Equity in earnings of unconsolidated entities reflected net earnings of $7.2 million in fiscal 2003 as compared to $8.8 million in fiscal 2002, a decrease of $1.6 million. Earnings from Saul Holdings Partnership and Saul Centers were lower by $414,000 in fiscal 2003 primarily due to a gain recognized on the sale of a property in fiscal 2002. Losses from other investments increased approximately $1.2 million in fiscal 2003 as a result of a write-down of a certain non-public investment accounted for under the equity method.

Impairment losses increased $810,000 in fiscal 2003 due to additional write-downs of certain non-public investments accounted for under the cost method.

On September 25, 2003 the Real Estate Trust sold a land parcel in Rockville, Maryland for $11.3 million resulting in a gain of $9.1 million. There were no property sales in fiscal 2002.

BANKING

Overview. The Bank recorded operating income of $146.2 million for the year ended September 30, 2003, compared to operating income of $103.6 million for the year ended September 30, 2002. The improvement in income in fiscal year 2003 was primarily due to increases in servicing and securitization income, deposit servicing fees and gain on trading securities and sales of loans. A decrease in the provision for loan losses also contributed to the increased net income. Partially offsetting the increased income were a decrease in net interest income and an increase in operating expenses. The Bank’s operating income in future periods will continue to be affected by increased operating expenses associated with expansion of the Bank’s branch network and other areas of business and potential use of relatively higher cost sources of funding to support continued growth.

Net Interest Income. Net interest income, before the provision for loan losses, decreased $22.1 million (or 8.3%) in fiscal year 2003 from fiscal year 2002. There was no interest income recorded during fiscal year 2003 period on non-accrual assets and restructured loans. The Bank would have recorded interest income of $2.1 million in fiscal year 2003 if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank’s net interest income in future periods will continue to be adversely affected by the Bank’s non-performing assets. See “Financial Condition—Asset Quality—Non-Performing Assets.”

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis

(Dollars in thousands)

	Year Ended September 30,
	2003			2002			2001
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$8,512,601	$402,405	4.73%	$7,349,188	$454,297	6.18%	$7,809,362	$629,868	8.07%
Mortgage-backed securities	682,799	36,625	5.36	1,233,159	74,358	6.03	1,143,471	71,685	6.27
Federal funds sold and securities purchased under agreements to resell	70,282	885	1.26	48,022	857	1.78	42,745	2,257	5.28
Trading securities	87,247	4,801	5.50	47,241	2,988	6.33	40,762	2,508	6.15
Investment securities	46,399	1,192	2.57	46,206	1,527	3.30	45,693	2,746	6.01
Other interest-earning assets	191,318	5,643	2.95	200,286	7,372	3.68	188,484	12,260	6.50

Total	9,590,646	451,551	4.71	8,924,102	541,399	6.07	9,270,517	721,324	7.78

Noninterest-earning assets:
Cash	298,697			257,790			314,419
Real estate held for investment or sale	24,597			27,693			44,356
Property and equipment, net	471,845			454,282			408,573
Automobiles subject to lease, net	1,039,802			1,110,660			836,682
Goodwill and other intangible assets, net	24,597			25,832			26,381
Other assets	355,771			294,457			257,614

Total assets	$11,805,955			$11,094,816			$11,158,542

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$1,799,489	4,601	0.26	$1,537,403	4,792	0.31	$1,311,067	7,851	0.60
Savings deposits	1,099,990	4,921	0.45	974,371	9,346	0.96	883,756	13,392	1.52
Time deposits	1,925,830	49,195	2.55	2,370,643	98,262	4.14	2,964,052	177,619	5.99
Money market deposits	2,114,947	21,405	1.01	1,813,702	31,512	1.74	1,370,774	48,744	3.56

Total deposits	6,940,256	80,122	1.15	6,696,119	143,912	2.15	6,529,649	247,606	3.79
Borrowings	2,769,252	125,357	4.53	2,688,025	129,274	4.81	3,076,350	175,138	5.69

Total liabilities	9,709,508	205,479	2.12	9,384,144	273,186	2.91	9,605,999	422,744	4.40

Noninterest-bearing items:
Noninterest-bearing deposits	1,091,918			845,455			690,883
Other liabilities	317,225			221,286			249,311
Minority interest	146,580			144,000			144,000
Stockholders’ equity	540,724			499,931			468,349

Total liabilities and stockholders’ equity	$11,805,955			$11,094,816			$11,158,542

Net interest income		$246,072			$268,213			$298,580

Net interest spread (2)			2.59%			3.16%			3.38%

Net yield on interest-earning assets (3)			2.57%			3.01%			3.22%

Interest-earning assets to interest-bearing liabilities			98.78%			95.10%			96.51%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Consolidated Statements of Operations and Comprehensive Income; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Year Ended September 30, 2003 Compared to Year Ended September 30, 2002 Increase (Decrease) Due to Change in (1)			Year Ended September 30, 2002 Compared to Year Ended September 30, 2001 Increase (Decrease) Due to Change in (1)
	Volume	Rate	Total Change	Volume	Rate	Total Change
Interest income:
Loans (2)	$65,112	$(117,004)	$(51,892)	$(35,294)	$(140,277)	$(175,571)
Mortgage-backed securities	(30,248)	(7,485)	(37,733)	5,485	(2,812)	2,673
Federal funds sold and securities purchased under agreements to resell	326	(298)	28	250	(1,650)	(1,400)
Trading securities	2,245	(432)	1,813	405	75	480
Investment securities	6	(341)	(335)	31	(1,250)	(1,219)
Other interest-earning assets	(318)	(1,411)	(1,729)	724	(5,612)	(4,888)

Total interest income	37,123	(126,971)	(89,848)	(28,399)	(151,526)	(179,925)

Interest expense:
Deposit accounts	5,070	(68,860)	(63,790)	6,147	(109,841)	(103,694)
Borrowings	3,828	(7,745)	(3,917)	(20,611)	(25,253)	(45,864)

Total interest expense	8,898	(76,605)	(67,707)	(14,464)	(135,094)	(149,558)

Increase (decrease) in net interest income	$28,225	$(50,366)	$(22,141)	$(13,935)	$(16,432)	$(30,367)

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in fiscal year 2003 decreased $89.8 million (16.6%) from fiscal year 2002 primarily as a result of lower average yields on loans receivable, which was partially offset by increases in the average balances of loans receivable of $1.2 billion. Also contributing to the decreased income were lower average yields and lower average balances of mortgage-backed securities.

The Bank’s net interest spread decreased to 2.59% in fiscal year 2003 from 3.16% in fiscal year 2002. The average yield of interest-earning assets decreased at a rate greater than the rate of decrease in the average cost of interest-bearing liabilities. Average interest-earning assets as a percentage of average interest bearing liabilities increased to 98.8% in fiscal year 2003 compared to 95.1% in fiscal year 2002.

Interest income on loans, the largest category of interest-earning assets, decreased $51.9 million from fiscal year 2002 primarily because of lower average yields. The decreased average yield on the loan portfolio was primarily due to declines in the various indices on which interest rates on adjustable rate loans are based. The average yield on the loan portfolio decreased 145 basis points (from 6.18% to 4.73%) from fiscal year 2002. Lower average yields on single-family residential loans during fiscal year 2003 resulted in a $19.0 million (or 7.8%) decrease in interest income. A $541.9 million increase in the average balance of single-family residential loans partially offset this decrease. In addition, lower average yields and, to a lesser extent, lower average balances of automobile loans resulted in a $30.2 million (or 34.2%) decrease in interest income.

Interest income on mortgage-backed securities decreased $37.7 million (or 50.7%) primarily because of a $550.4 million reduction in average balances and, to a lesser extent, a decrease in the average interest rates on those securities (from 6.03% to 5.36%).

Interest expense on deposits decreased $63.8 million (or 44.3%) during fiscal year 2003, due to decreased average rates. The 100 basis point decrease in the average rate on deposits (from 2.15% to 1.15%) resulted from a reduction in the rates paid by the Bank in response to declines in market interest rates as well as the maturity of higher cost brokered deposits.

Interest expense on borrowings decreased $3.9 million (or 3.0%) in fiscal year 2003 compared to fiscal year 2002. The decrease resulted from lower average rates paid on securities sold under repurchase agreements and other borrowings, which, combined, resulted in a decrease of $5.1 million in interest expense. A decrease in the average interest rate on Federal Home Loan Bank advances (from 5.16% to 4.68%) also contributed to the decrease in interest expense on borrowings. Partially offsetting the decrease in interest expense on borrowings was an increase in the average balance of Federal Home Loan Bank advances of $216.2 million (or 11.6%).

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $18.4 million in fiscal year 2003 from $51.4 million in fiscal year 2002. The $33.0 million decrease largely reflects improved credit quality of the loan portfolio following the Bank’s prior decisions to stop originating indirect automobile loans. See “Financial Condition—Asset Quality—Allowances for Losses.”

Other Income. Other non-interest income increased to $540.3 million in fiscal year 2003 from $488.9 million in fiscal year 2002. The $51.4 million (or 10.5%) increase resulted from an increase in servicing and securitization income, an increase in gain on trading securities and sales of loans, an increase in income on real estate held for investment or sale and an increase in deposit servicing fees.

Servicing and securitization income increased to $103.4 million in fiscal year 2003, from $84.2 million in fiscal year 2002, primarily as a result of an increase in the volume of loans securitized and sold. The Bank securitized and sold $2.6 billion of loans receivable during fiscal year 2003 compared to $1.6 billion in the prior year.

Gain on trading securities and sales of loans increased to $41.2 million in fiscal year 2003, from $10.3 million in fiscal year 2002. The Bank sold loans amounting to $3.5 billion during fiscal year 2003 compared to sales of $2.3 billion in the prior year.

Income on real estate held for investment or sale was $6.8 million in fiscal year 2003 compared to $1.0 million in the prior year. The Bank recognized a gain of $5.5 million on the sale of one REO property during fiscal 2003.

Deposit servicing fees increased $8.8 million (or 7.8%) during fiscal year 2003 primarily due to fees generated from the continued expansion of the Bank’s branch and ATM network.

Operating Expenses. Operating expenses for fiscal year 2003 increased $19.6 million (or 3.3%) from fiscal year 2002. The increase in operating expenses was primarily the result of a $9.7 million (or 4.8%) increase in salaries and employee benefits due to the addition of staff in the residential mortgage lending area and retail branch network. Also contributing to the increase in operating expenses was an increase in depreciation and amortization of $14.8 million during the current year due to depreciation expense on automobiles subject to lease and, to a lesser extent, the fair market value adjustment of one office building held for sale.

FISCAL 2002 COMPARED TO FISCAL 2001

REAL ESTATE

The Real Estate Trust recorded income before depreciation and amortization of debt expense of $500,000 and an operating loss of $19.5 million for fiscal 2002, compared to income before depreciation and amortization of debt expense of $18.9 million and an operating loss of $700,000 for fiscal 2001. The decline was largely attributable to lower revenues from hotels and office and industrial properties.

Income after direct operating expenses from hotels decreased $7.9 million, or 21.5%, in fiscal 2002 from the level achieved in fiscal 2001. Total revenue decreased $12.3 million, or 12.2%, as the hotel portfolio experienced a reduction in average occupancy and average room rental rates as a result of the sharp decline in air travel and the overall decline in the hotel industry as a result of the September 11 terrorist attacks. Room sales for fiscal 2002 decreased $10.7 million, or 13.2%, from fiscal 2001, while food, beverage and other sales decreased $1.6 million, or 8.4%. Direct operating expenses decreased $4.4 million, or 6.9%, due mainly to reduced payroll, advertising and other operating expenses.

Income after direct operating expenses from office and industrial properties decreased $1.2 million, or 4.3%, in fiscal 2002 compared to such income in fiscal 2001. Gross income decreased $1.5 million, or 3.7%, in fiscal 2002, while expenses decreased $259,000, or 2.2%. The decline was largely due to increased vacancies.

Other income, which includes interest income, income from other real estate properties and miscellaneous receipts, declined by approximately $1.0 million, or 41.3%, in fiscal 2002 due to lower interest income and the sale of the Real Estate Trust’s only apartment project.

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

Capitalized interest decreased $282,000, or 49.6% during fiscal 2002 due to the lower level of development activity in the current year.

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

General and administrative expense decreased $1.9 million, or 45.7%, in fiscal 2002 principally as a result of the high level of write-offs of abandoned development costs in fiscal 2001.

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

BANKING

Overview. The Bank recorded operating income of $103.6 million for the year ended September 30, 2002, compared to operating income of $95.6 million for the year ended September 30, 2001. The increase in income in fiscal year 2002 was primarily due to an increase of $75.3 million in automobile rental income, an increase in servicing and securitization income of $32.0 million, a $12.2 million increase in deposit service fees and an $8.1 million decrease in the provision for loan losses. Partially offsetting the increased income was a $83.4 million increase in operating expenses, a $30.4 million decrease in net interest income and a $10.3 million gain on other investment in fiscal year 2001.

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

Interest income on mortgage-backed securities increased $2.7 million (or 3.7%) primarily because of higher average balances. Offsetting the $89.7 million increase in average balances was a decrease in the average interest rates on those securities from 6.27% to 6.03%.

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

Other Income. Other income increased to $488.9 million in fiscal year 2002 from $375.3 million in fiscal year 2001. The $113.6 million (or 30.3%) increase was primarily attributable to increases in automobile rental income of $75.3 million, servicing and securitization income of $32.0 million and deposit service fees of $12.2 million, which were partially offset by a non-recurring gain on other investment of $10.3 million in fiscal year 2001.

Automobile rental income increased to $242.6 million in fiscal year 2002 from $167.4 million in fiscal year 2001 primarily due to growth in the Bank’s automobile leasing program.

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

Operating Expenses. Operating expenses for fiscal year 2002 increased $83.5 million (or 16.1%) from fiscal year 2001. The increase in operating expenses is largely attributable to an increase in depreciation and amortization and servicing assets amortization and other loan expenses. Depreciation and amortization increased $55.7 million (or 38.5%) due to growth in the Bank’s automobile leasing program. Servicing assets amortization and other loan expenses increased $14.8 million primarily due to write-downs in the market value of the Bank’s mortgage servicing assets. Increased loan prepayments during fiscal year 2002 resulting from lower mortgage interest rates in turn resulted in increased amortization of mortgage servicing assets. Salaries and employee benefits increased $5.6 million (or 2.8%) in fiscal year 2002. Also contributing to the increase in operating expenses was an increase in property and equipment expense of $4.5 million primarily due to land lease expense and property taxes associated with the Bank’s new headquarters.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Trust and its consolidated subsidiaries are included in this report on the pages indicated and are incorporated herein by reference:

(a)	Report of Independent Auditors.	81

(b)	Consolidated Balance Sheets—As of September 30, 2003 and 2002.	82

(c)	Consolidated Statements of Operations—For the years ended September 30, 2003, 2002 and 2001.	83-84

(d)	Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity—For the years ended September 30, 2003, 2002 and 2001.	85

(e)	Consolidated Statements of Cash Flows—For the years ended September 30, 2003, 2002 and 2001.	86-87

(f)	Notes to Consolidated Financial Statements.	88-134

Summary financial information with respect to the bank is also included in Part I, Item 1.

REPORT OF INDEPENDENT AUDITORS

TRUSTEES AND SHAREHOLDERS

B.F. SAUL REAL ESTATE INVESTMENT TRUST

We have audited the accompanying consolidated balance sheets of B.F. Saul Real Estate Investment Trust (“the Trust”) as of September 30, 2003 and 2002, and the related consolidated statements of operations, comprehensive income and shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B.F. Saul Real Estate Investment Trust as of September 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in the notes to the consolidated financial statements, the Trust adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended on October 1, 2000.

As discussed in the notes to the consolidated financial statements, the Trust adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” effective July 1, 2003.

/s/ Ernst & Young LLP

McLean, Virginia

December 2, 2003

Consolidated Balance Sheets

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	September 30
(In thousands)	2003	2002
ASSETS
Real Estate
Income-producing properties
Hotel	$258,060	$255,566
Office and industrial	180,385	176,920
Other	2,803	2,803

	441,248	435,289
Accumulated depreciation	(166,243)	(149,981)

	275,005	285,308
Land parcels	42,425	44,020
Investment in Saul Holdings and Saul Centers	53,383	43,540
Cash and cash equivalents	18,979	13,963
Note receivable and accrued interest—related party	2,987	6,487
Other assets	36,506	44,196

Total real estate assets	429,285	437,514

Banking
Cash and other deposits	339,960	329,471
Interrest bearing deposits	74,667	122,252
Loans held for securitization and/or sale	1,378,831	1,223,035
Trading securities	—	3,933
Investment securities (market value $46,531 and $46,969, respectively)	46,345	46,445
Mortgage-backed securities (market value $490,764 and $1,057,852, respectively)	478,392	1,028,633
Loans receivable (net of allowance for losses of $58,397 and $66,079, respectively)	7,559,557	6,485,949
Federal Home Loan Bank stock	107,374	88,648
Real estate held for investment or sale (net of allowance for losses of $202 and $71,495, respectively)	22,745	24,297
Property and equipment, net	490,731	472,417
Automobiles subject to lease, net	855,410	1,110,916
Goodwill and other intangible assets, net	24,329	24,863
Interest only strips, net	139,781	89,306
Servicing assets, net	96,268	60,430
Other assets	165,050	162,657

Total banking assets	11,779,440	11,273,252

TOTAL ASSETS	$12,208,725	$11,710,766

LIABILITIES
Real Estate
Mortgage notes payable	$322,437	$326,232
Notes payable—secured	203,800	201,750
Notes payable—unsecured	55,349	55,156
Accrued dividends payable—preferred shares of beneficial interest	6,139	12,721
Other liabilities and accrued expenses	65,131	67,517

Total real estate liabilities	652,856	663,376

Banking
Deposit accounts	8,100,505	7,437,585
Borrowings	168,314	659,484
Federal Home Loan Bank advances	1,987,469	1,702,964
Custodial accounts	173,842	208,805
Amounts due to banks	69,081	61,873
Other liabilities	290,214	293,544
Capital notes—subordinated	250,000	250,000

Total banking liabilities	11,039,425	10,614,255

Commitments and contingencies
Minority interest held by affiliates	98,062	88,137
Minority interest—other	249,698	218,307

TOTAL LIABILITIES	12,040,041	11,584,075

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized, 6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	112,424	68,438

	212,525	168,539
Less cost of 1,834,088 and 1,814,688 common shares of beneficial interest in treasury, respectively	(43,841)	(41,848)

TOTAL SHAREHOLDERS’ EQUITY	168,684	126,691

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,208,725	$11,710,766

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30
(In thousands, except per share amounts)	2003	2002	2001
REAL ESTATE
Income
Hotels	$87,611	$88,043	$100,314
Office and industrial (including $5,290, $5,100 and $3,983 of rental income from banking segment, respectively)	39,121	38,923	40,399
Other	1,300	1,452	2,472

Total income	128,032	128,418	143,185

Expenses
Direct operating expenses:
Hotels	60,146	59,204	63,578
Office and industrial properties	11,484	11,593	11,852
Land parcels and other	1,183	1,140	1,181
Interest expense	49,770	50,111	50,221
Capitalized interest	—	(287)	(569)
Depreciation	19,330	19,147	18,600
Amortization of debt expense	1,092	950	982
Advisory, management and leasing fees—related parties	12,426	12,452	11,762
General and administrative	2,823	2,279	4,195

Total expenses	158,254	156,589	161,802

Equity in earnings (losses) of unconsolidated entities:
Saul Holdings and Saul Centers	8,643	9,057	7,402
Other	(1,395)	(246)	(233)
Impairment loss on investments	(998)	(188)	(296)
Gain on sales of property	9,079	—	11,077

REAL ESTATE OPERATING LOSS	$(14,893)	$(19,548)	$(667)

BANKING
Interest income
Loans	$402,405	$454,297	$629,868
Mortgage-backed securities	36,625	74,358	71,685
Trading securities	4,801	2,988	2,508
Investment securities	1,192	1,527	2,746
Other	6,528	8,229	14,517

Total interest income	451,551	541,399	721,324

Interest expense
Deposit accounts	80,122	143,912	247,606
Short-term borrowings	10,836	15,401	63,225
Long-term borrowings	114,521	113,873	111,913

Total interest expense	205,479	273,186	422,744

Net interest income	246,072	268,213	298,580
Provision for loan losses	(18,422)	(51,367)	(59,496)

Net interest income after provision for loan losses	227,650	216,846	239,084

Other income
Deposit servicing fees	122,473	113,640	101,482
Servicing and securitization income	103,422	84,160	52,169
Automobile rental income, net	235,801	242,646	167,379
Gain on sales of trading securities and sales of loans, net	41,190	10,296	9,062
Income on real estate held for investment or sale, net	6,780	992	2,815
Gain on other investment	—	—	10,294
Other	30,616	37,168	32,075

Total other income	540,282	488,902	375,276

Continued on following page.

Consolidated Statements of Operations (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30
(In thousands, except per share amounts)	2003	2002	2001
BANKING (Continued)
Operating expenses
Salaries and employee benefits	$212,697	$203,004	$197,444
Servicing assets amortization and other loan expenses	51,364	54,196	39,408
Property and equipment (including $5,290, $5,100 and $3,983 of rental expense paid to real estate segment, respectively)	38,309	42,256	37,738
Marketing	9,516	7,497	11,353
Data processing	35,301	32,498	28,316
Depreciation and amortization	215,428	200,585	144,843
Deposit insurance premiums	1,266	1,339	1,413
Amortization of goodwill and other intangible assets	533	2,034	2,205
Other	57,328	58,757	55,993

Total operating expenses	621,742	602,166	518,713

BANKING OPERATING INCOME	$146,190	$103,582	$95,647

TOTAL COMPANY
Operating income	$131,297	$84,034	$94,980
Income tax provision	46,221	23,143	27,088

Income before minority interest and cumulative effect of change in accounting principle	85,076	60,891	67,892
Minority interest held by affiliates	(13,926)	(9,671)	(8,660)
Minority interest—other	(26,160)	(25,313)	(25,313)

Income before cumulative effect of change in accounting principle	44,990	25,907	33,919
Cumulative effect of change in accounting principle, net of tax	897	—	—

TOTAL COMPANY NET INCOME	$45,887	$25,907	$33,919

Dividends: Real Estate Trust’s preferred shares of beneficial interest	(5,418)	(5,418)	(5,418)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$40,469	$20,489	$28,501

NET INCOME PER COMMON SHARE
Income before minority interest and cumulative effect of change in accounting principle	$16.53	$11.48	$12.94
Minority interest held by affiliates	(2.89)	(2.00)	(1.79)
Minority interest—other	(5.43)	(5.24)	(5.24)
Cumulative effect of change in accounting principle	0.19	—	—

NET INCOME PER COMMON SHARE (BASIC AND DILUTED)	$8.40	$4.24	$5.91

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30
(Dollars in thousands)	2003	2002	2001
COMPREHENSIVE INCOME

Net income	$45,887	$25,907	$33,919
Other comprehensive income (loss):
Cumulative effect of change in accounting principle	—	1,614	(629)
Net unrealized gain (loss) on cash flow hedges	—	1,147	(2,132)
Income tax related to other comprehensive income	—	(1,091)	1,091

Other comprehensive income (loss), net of tax	—	1,670	(1,670)

TOTAL COMPREHENSIVE INCOME	$45,887	$27,577	$32,249

CHANGES IN SHAREHOLDERS’ EQUITY

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)	$516	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)	6,642	6,642	6,642

PAID-IN SURPLUS
Beginning and end of period	92,943	92,943	92,943

RETAINED EARNINGS
Beginning of period	68,438	46,543	17,124
Net income	45,887	25,907	33,919
Adjustments - Saul Holdings investment	3,517	1,406	918
Dividends:
Real Estate Trust preferred shares of beneficial interest:
Distributions payable	(5,418)	(5,418)	(5,418)

End of period	112,424	68,438	46,543

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period	—	(1,670)	—
Cumulative effect of change in accounting principle	—	977	(381)
Net unrealized gain (loss) on cash flow hedges	—	693	(1,289)

End of period	—	—	(1,670)

TREASURY SHARES
Beginning of year (1,814,688 shares)	(41,848)	(41,848)	(41,848)
Purchases (19,400 shares)	(1,993)	—	—

End of period (1,834,088, 1,814,688 and 1,814,688 shares, respectively)	(43,841)	(41,848)	(41,848)

TOTAL SHAREHOLDERS’ EQUITY	$168,684	$126,691	$103,126

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30
(In thousands)	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss	$(9,815)	$(12,777)	$(723)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	19,330	19,147	18,600
Amortization of debt expense	2,028	1,847	1,717
Equity in earnings of unconsolidated entities, net	(7,248)	(8,811)	(7,169)
Impairment losses on investments	998	188	296
Gain on sale of property	(9,079)	—	(11,077)
Deferred tax (benefit) expense	(657)	2,637	4,965
Increase in accounts receivable and accrued income	(3,346)	(12,150)	(5,026)
(Decrease) increase in accounts payable and accrued expenses	(3,465)	1,425	(5,711)
Dividends and tax sharing payments	27,460	21,667	16,200
Other	(2,435)	(2,245)	(2,875)

	13,771	10,928	9,197

Banking
Net income	55,702	38,684	34,642
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	24,393	16,220	11,132
Deferred tax provision	42,812	18,725	17,078
Depreciation and amortization	215,428	200,585	144,843
Loss on retirement of fixed assets	607	2,587	—
Provision for loan losses	18,422	51,367	59,496
Capitalized interest on real estate under development	—	—	(2,017)
Proceeds from sales of trading securities	2,304,238	1,196,001	844,637
Net fundings of loans held for sale and/or securitization	(3,716,075)	(2,552,061)	(1,629,837)
Proceeds from sales of loans held for sale and/or securitization	3,773,127	2,286,369	1,485,780
Gain on sales of loans	(10,795)	(4,094)	(4,904)
Gain on sale of real estate held for sale	(5,824)	(1,040)	(6,241)
Provision for losses on real estate held for investment or sale	—	700	4,200
Gain on trading securities, net	(30,442)	(6,202)	(14,452)
Increase in interest-only strips	(50,475)	(26,328)	(30,019)
(Increase) decrease in servicing assets	(35,838)	1,996	12,602
Amortization of goodwill and other intangible assets	533	2,042	2,214
Decrease in other assets	4,570	17,219	31,818
(Decrease) increase in custodial accounts	(34,963)	95,349	52,542
(Decrease) increase in other liabilities	(38,935)	5,412	28,532
Minority interest held by affiliates	13,926	9,671	8,660
Minority interest—other	9,750	9,750	9,750

	2,540,161	1,362,952	1,060,456

Net cash provided by operating activities	2,553,932	1,373,880	1,069,653

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures—properties	(9,855)	(8,758)	(22,546)
Property acquisitions	—	—	(16,535)
Property sales	11,306	9,650	10,074
Note receivable and accrued interest—related party Repayments	3,500	1,300	4,000
Equity investment in unconsolidated entities	4,213	3,508	2,935
Other investments	(1,864)	(3,271)	(2,226)
Other	—	(239)	3

	7,300	2,190	(24,295)

Banking
Net proceeds from maturities of investment securities	—	45,000	—
Net proceeds from redemption of Federal Home Loan Bank stock	152,625	84,559	58,894
Net proceeds from sales of real estate	13,957	21,905	31,183
Net principal collected of loans	2,348,511	1,917,169	714,791
Net repayments (purchases) of automobiles subject to lease	84,603	(162,386)	(658,090)
Principal collected on mortgage-backed securities	636,084	464,622	410,739
Purchases of Federal Home Loan Bank stock	(171,350)	(60,177)	(74,248)
Purchases of investment securities	—	(45,717)	(119)
Purchases of mortgage-backed securities	—	(21,450)	—
Purchases of loans receivable	(6,032,492)	(3,211,964)	(1,970,548)
Purchases of property and equipment	(32,175)	(55,839)	(122,045)
Purchase of Tucker Asset Management, net	—	—	(4,177)
Disbursements for real estate held for investment or sale	(3,525)	(10,884)	(8,723)

	(3,003,762)	(1,035,162)	(1,622,343)

Net cash used in investing activities	(2,996,462)	(1,032,972)	(1,646,638)

Continued on following page.

Consolidated Statements of Cash Flows (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30
(In thousands)	2003	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing	$46,000	$14,562	$50,978
Principal curtailments and repayments of mortgages	(48,600)	(18,261)	(32,442)
Proceeds from secured note financings	25,050	1,750	20,500
Repayments of secured note financings	(23,000)	(2,500)	(18,000)
Proceeds from sales of unsecured notes	5,539	7,601	9,310
Repayments of unsecured notes	(5,346)	(3,162)	(6,056)
Costs of obtaining financings	(1,705)	(1,005)	(1,461)
Purchase of treasury stock	(1,993)	—	—
Dividends paid—preferred shares of beneficial interest	(12,000)	(12,000)	(12,000)

	(16,055)	(13,015)	10,829

Banking
Proceeds from customer deposits and sales of certificates of deposit	45,309,516	48,432,739	43,408,719
Customer withdrawals of deposits and payments for maturing certificates of deposit	(44,646,596)	(48,557,624)	(42,884,038)
Net (decrease) increase in securities sold under repurchase agreements	(499,324)	394,303	(258,791)
Advances from the Federal Home Loan Bank	13,445,065	7,271,409	19,932,789
Repayments of advances from the Federal Home Loan Bank	(13,160,560)	(7,809,043)	(19,639,162)
Net increase (decrease) in other borrowings	8,154	(17,169)	1,099
Cash dividends paid on preferred stock	(9,750)	(9,750)	(9,750)
Cash dividends paid on common stock	(20,000)	(20,000)	(16,000)

	426,505	(315,135)	534,866

Net cash provided by (used in) financing activities	410,450	(328,150)	545,695

Net (decrease) increase in cash and cash equivalents	(32,080)	12,758	(31,290)
Cash and cash equivalents at beginning of year	465,686	452,928	484,218

Cash and cash equivalents at end of year	$433,606	$465,686	$452,928

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$18,979	$13,963	$13,860
Banking
Cash and other deposits	339,960	329,471	354,683
Interest-bearing deposits	74,667	122,252	84,385

Cash and cash equivalents at end of period	$433,606	$465,686	$452,928

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)	$248,372	$320,582	$480,083
Income taxes paid (refunded)	17,415	19,226	(23,889)
Shares of Saul Centers, Inc. common stock	7,835	7,988	7,878
Cash received during the year from:
Dividends on shares of Saul Centers, Inc. common stock	5,521	4,969	4,287
Distributions from Saul Holdings Limited Partnership	6,527	6,527	6,527
Supplemental disclosures of noncash activities:
Rollovers of notes payable—unsecured	7,005	4,880	4,022
Loans held for sale and/or securitization exchanged for trading securities	2,270,261	1,186,436	839,224
Loans receivable transferred to loans held for sale and/or securitization	2,472,538	1,604,771	1,016,861
Loans made in connection with the sale of real estate	—	900	—
Loans receivable transferred to real estate acquired in settlement of loans	3,019	4,174	720
Loans receivable exchanged for mortgage-backed securities held-to-maturity	88,471	—	837,661

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Trust

GENERAL

B.F. Saul Real Estate Investment Trust operates as a Maryland real estate investment trust. The principal business activities of B.F. Saul Real Estate Investment Trust and its consolidated subsidiaries (the “Trust” or “Total Company”) are the ownership of 80% of the outstanding common stock of Chevy Chase Bank, F.S.B., whose assets accounted for 96% of the Trust’s consolidated assets as of September 30, 2003, and the ownership and development of income-producing properties. The properties are located predominantly in the mid-Atlantic and Southeastern regions of the United States and consist principally of hotels, office projects, and undeveloped land parcels. Chevy Chase Bank, F.S.B. is a federally chartered and federally insured stock savings bank and, as such, is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and by the Federal Deposit Insurance Corporation (“FDIC”). The bank is principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and various types of consumer loans and leases and commercial loans. The bank’s principal deposit market is the Washington, DC metropolitan area.

“Real Estate Trust” or “Real Estate” refers to B.F. Saul Real Estate Investment Trust and its wholly owned subsidiaries. Chevy Chase Bank, F.S.B. and its subsidiaries are referred to in the consolidated financial statements and notes thereto as “Banking” or the “Bank” or the “Corporations”. The accounting and reporting practices of the Trust conform to accounting principles generally accepted in the United States and, as appropriate, predominant practices within the real estate and banking industries.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NET INCOME PER COMMON SHARE

Net income per common share is determined by dividing net income, after deducting preferred share dividend requirements, by the weighted average number of common shares outstanding during the year. For fiscal year 2003, the weighted average number of shares used in the calculation was 4,819,628. For fiscal years 2002 and 2001, the weighted average number of shares used in the calculation was 4,826,910. The Trust has no common share equivalents.

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for the years ended September 30, 2002 and 2001 to conform with the presentation used for the year ended September 30, 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Liabilities

The fair market value of notes payable—secured is approximately $210 million. The fair value of mortgage notes payable is based on management’s estimate of current market rates for its debt. At September 30, 2003, and 2002, the fair value of mortgage notes payable was $326.4 and $333.7 million. The fair value of notes payable—unsecured is based on the rates currently offered by the Real Estate Trust for similar notes. At September 30, 2003 and 2002, the fair value of notes payable—unsecured was $59.9 and $59.4 million.

ADOPTION OF RECENTLY ISSUED ACOUNTING STANDARDS

Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”) was issued in August 2001. SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion NO. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 was effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material effect on the Real Estate Trust’s financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections.” SFAS No. 145, among other things, changes the financial reporting requirements for the gains or losses recognized from the extinguishment of debt. Under SFAS No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 eliminates SFAS No. 4 and as a result, the criteria in APB Opinion No. 30 now will be used to classify those gains and losses. The Real Estate Trust has no gains or losses from debt extinguishment that would require restatement. The Real Estate Trust does not expect the adoption of SFAS No. 145 to have a material impact on its financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others.” FIN 45 outlines the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees. It states that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of its obligation. The Real Estate Trust has no liabilities that need to be recognized as a result of the adoption of FIN 45, and the Real Estate Trust does not expect the adoption of FIN 45 to have a material impact on its financial condition or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 is an Interpretation of Accounting Research Bulletin No. 51 and addresses consolidation by business enterprises of variable interest entities (“VIEs”). FIN 46 is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of FIN 46 to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests in another enterprise is considered the primary beneficiary of that enterprise and, therefore, should consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures. At September 30, 2003, the real Estate Trust does not have any unconsolidated entities or VIEs and therefore the adoption of FIN 46 will not have an impact on its financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify certain financial instruments as liabilities, which may have been previously classified as equity, because those instruments embody obligations of the issuer. SFAS 150 also requires disclosure of the nature and terms of the financial instruments and the rights and obligations embodied in those instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective as of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Real Estate Trust’s financial condition or results of operations.

C. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – THE BANK

CASH AND CASH EQUIVALENTS:

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

Federal Reserve Board regulations require the Bank to maintain reserves in the form of cash or deposits in its account at the Federal Reserve Bank of Richmond. The Bank’s average reserve requirements, before credit for vault cash, were $56.0, $44.1 and $189.1 million during the years ended September 30, 2003, 2002 and 2001, respectively.

LOANS HELD FOR SECURITIZATION AND/OR SALE:

At September 30, 2003, loans held for sale are composed of single-family residential loans. At September 30, 2002, loans held for sale are composed of single-family residential loans, automobile loans and home improvement and related loans. These loans are originated or purchased for sale in the secondary market and are carried at the lower of aggregate cost or aggregate market value. Single-family residential loans held for sale will either be sold or will be exchanged for mortgage-backed securities and then sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

U.S. GOVERNMENT AND MORTGAGE-BACKED SECURITIES:

The Bank classifies its U.S. Government and mortgage-backed securities as either “held-to-maturity,” “available-for-sale” or “trading” at the time such securities are acquired. U.S. Government and mortgage-backed securities classified as “held-to-maturity” are reported at amortized cost. U.S. Government and mortgage-backed securities classified as “available-for-sale” are reported at fair value, with unrealized gains and losses, net of the related tax effect, reported as a separate component of stockholders’ equity. U.S. Government and mortgage-backed securities classified as “trading” are reported at fair value, with unrealized gains and losses included in earnings. All U.S. Government securities and mortgage-backed securities are classified as held-to-maturity at September 30, 2003 and 2002. Premiums and discounts on U.S. Government securities and mortgage-backed securities are amortized or accreted using the level-yield method.

TRADING SECURITIES:

As part of its mortgage banking activities, the Bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Proceeds from sales of trading securities were $2,304.2, $1,196.0 and $844.6 million during the years ended September 30, 2003, 2002 and 2001, respectively. The Bank realized net gains of $30.4, $6.2 and $14.5 million on the sales of trading securities for the years ended September 30, 2003, 2002 and 2001, respectively. Gains and losses on sales of trading securities are determined using the specific identification method. There were no mortgage-backed securities classified as trading securities at September 30, 2003 and 2002.

The Bank sold its stock held in Concord EFS, Inc. during fiscal year 2003. The Bank recognized net losses of $47,000 on this investment during the year ended September 30, 2003. At September 30, 2002, the stock had a carrying amount of $3.9 million, which was classified as trading securities. The Bank recognized net losses of $2.1 million on this investment during the year ended September 30, 2002. The Bank recognized net unrealized gains of $1.1 million and net realized gains of $10.3 million on this investment during the year ended September 30, 2001.

LOAN ORIGINATION AND COMMITMENT FEES:

Nonrefundable loan fees, such as origination and commitment fees, and incremental loan origination costs relating to loans originated or purchased are deferred. Net deferred fees (costs) related to loans held for investment are amortized over the life of the loan using the straight-line method for line of credit loans and the level-yield method for all other loan types. Net fees (costs) related to loans held for sale are deferred until such time as the loan is sold, at which time the net deferred fees (costs) become a component of the gain or loss on sale.

IMPAIRED LOANS:

A loan is considered impaired when, based on all current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the agreement, including all scheduled principal and interest payments. Loans reviewed by the Bank for impairment include real estate and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At September 30, 2003, the Bank had one impaired loan with a book value of $249,000. At September 30, 2002, the Bank did not have any impaired loans. The Bank did not recognize any interest income on impaired loans during the years ended September 30, 2003, 2002 and 2001.

ALLOWANCE FOR LOSSES:

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

Non-homogeneous type loans, such as business banking loans and real estate banking loans, are analyzed and segregated by risk according to the Bank’s internal risk rating system. These loans are reviewed by the Bank’s credit and loan review groups on an individual loan basis to assign a risk rating. Industry loss factors are applied based on the risk rating assigned to the loan. A specific allowance may be assigned to non-homogeneous type loans that have been individually determined to be impaired. Any specific allowance considers all available evidence including, as appropriate, the present value of payments expected to be received, observable market price or, for loans that are solely dependent on collateral for repayment, the estimated fair value of the collateral.

The unallocated allowance is based upon management’s evaluation and judgement of various conditions that are not directly measured in the determination of the allocated and specific allowances. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting the key lending areas of the Bank, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, regulatory examination results and findings of the Bank’s internal credit evaluations.

The allowance for losses is based on estimates and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ACCRUED INTEREST RECEIVABLE ON LOANS:

Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal or interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period interest income.

REAL ESTATE HELD FOR INVESTMENT OR SALE:

REAL ESTATE HELD FOR INVESTMENT:

At September 30, 2003 and 2002, real estate held for investment consists of developed land owned by one of the Bank’s subsidiaries. Real estate held for investment is carried at the lower of cost or net realizable value. See Note 12.

REAL ESTATE HELD FOR SALE:

Real estate held for sale consists of real estate acquired in settlement of loans (“REO”) and is carried at the lower of cost or fair value (less estimated selling costs). Costs relating to the development and improvement of property, including interest, are capitalized, whereas costs relating to the holding of property are expensed.

The Bank did not capitalize interest during the years ended September 30, 2003 and 2002 because there were no properties under active development. Capitalized interest amounted to $2.0 million for the year ended September 30, 2001. At September 30, 2003, based on an analysis of the values of REO and the prospects for recoveries of values, the Bank charged off its valuation allowances on REO in the amount of $71.3 million.

PROPERTY AND EQUIPMENT:

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method, which allocates the cost of the applicable assets over their estimated useful lives as set forth in Note 16. Major improvements and alterations to office premises and leaseholds are capitalized. Leasehold and tenant improvements are amortized over the shorter of the terms of the respective leases (including renewal options that are expected to be exercised) or 20 years. Maintenance and repairs are charged to operating expenses as incurred. Capitalized interest amounted to $4.7 million during the year ended September 30, 2001 and was primarily related to the Bank’s new headquarters building that was placed in service on October 1, 2001.

AUTOMOBILES SUBJECT TO LEASE:

The Bank owns automobiles, which are leased to third parties. The leases are accounted for as operating leases with lease payments recognized as rental income. Automobiles are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method which allocates the cost of the automobile less estimated residual value over the term of the lease. The Bank periodically updates the estimated residual values of its automobile leases. If estimated residual values have declined from the prior estimate, the amount of the decline is recorded as additional depreciation expense over the remaining term of the lease.

GOODWILL AND OTHER INTANGIBLE ASSETS:

The Bank adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on October 1, 2002. SFAS 142 requires that goodwill no longer be amortized, but, instead, be subjected to impairment testing. An impairment loss on goodwill is recognized if the fair value is less than the carrying amount. At September 30, 2003, the fair value of the goodwill recorded on the Bank’s balance sheet exceeded its carrying value. At September 30, 2003 and 2002, goodwill totaled $23.7 million. In February 2001, the Bank purchased an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment management firm and recorded $4.2 million of goodwill. The acquisition was accounted for using the purchase method and the operating results have been included in the Bank’s Consolidated Statements of Operations since the date of acquisition. See Note 13.

The premium attributable to the value of home equity relationships related to certain home equity loans purchased in fiscal 1999, amounting to $614,000 and $1.1 million at September 30, 2003 and 2002, respectively, is included in goodwill and other intangible assets in the Consolidated Balance Sheets. This premium is being amortized over the estimated term of the underlying relationships. The Bank did not purchase any home equity loans during fiscal years 2003, 2002 and 2001.

Accumulated amortization of goodwill and other intangible assets was $54.1 million and $53.6 million at September 30, 2003 and 2002, respectively.

SERVICING ASSETS:

Servicing assets are recorded when purchased and in conjunction with loan sales and securitization transactions. Servicing assets, which are stated net of accumulated amortization, are amortized in proportion to the remaining net servicing revenues estimated to be generated by the underlying loans.

The Bank periodically evaluates its servicing assets for impairment based upon fair value. For purposes of evaluating impairment, the Bank stratifies its servicing assets taking into consideration relevant risk characteristics including loan type and note rate. The fair value of servicing assets is estimated using projected cash flows, adjusted for the effects of anticipated prepayments, using a market discount rate. To the extent the carrying value of servicing assets exceeds the fair value of such assets, a valuation allowance is recorded. See Note 14.

INTEREST-ONLY STRIPS RECEIVABLE:

Interest-only strips receivable capitalized in the years ended September 30, 2003, 2002 and 2001 amounted to $108.9, $68.6 and $55.2 million, respectively, and were related to the securitization and sale of loan receivables. The Bank accounts for its interest-only strips receivable as trading securities and, accordingly, carries them at fair value. The Bank estimates the fair value of the interest-only strips receivable on a discounted cash flow basis using market based discount and prepayment rates. The fair value adjustments for interest-only strips receivable are included in servicing and securitization income. The fair value adjustments amounted to a net loss of $12.5, $7.2 and $11.5 million in fiscal years 2003, 2002 and 2001, respectively.

Interest income on interest-only strips receivable is recognized using the effective yield method over the estimated lives of the underlying loans. The Bank uses certain assumptions to calculate the carrying values of the interest-only strips receivable, mainly estimates of prepayment speeds, credit losses and interest rates, which are beyond the control of the Bank. To the extent actual results differ from the assumptions, the carrying values are adjusted accordingly. See Note 15.

DERIVATIVE FINANCIAL INSTRUMENTS:

The Bank uses various strategies to minimize interest-rate risk with respect to its mortgage banking activities. At September 30, 2003 and 2002 all derivatives are recorded on the balance sheet at their fair market value. See Note 24.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS:

The Bank adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) effective October 1, 2000. SFAS 133 was amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of Effective Date of Financial Accounting Standards Board Statement No. 133” (“SFAS 137”) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 138”). SFAS 133, as amended by SFAS 137 and SFAS 138, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivative instruments as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative, its hedge designation and whether the hedge is effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. On October 1, 2000, the Bank recorded an after tax loss of $476,000 in Other Comprehensive Income representing its transition adjustment from the adoption of these standards.

On July 1, 2002, the Bank implemented FASB implementation guidance regarding the application of SFAS 133, which requires that interest rate locks (“IRL”) on mortgage loans originated for sale be treated as derivatives. The IRLs are treated as free standing derivatives with changes in fair value recorded in the income statement and reported on the balance sheet. In connection with this change, the Bank’s forward sale commitments were re-designated from cash flow hedges to fair value hedges or non-designated hedge relationships. The net income statement impact of the change was $80,000 net of tax. The net impact on Other Comprehensive Income was $1.2 million.

The Bank adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on October 1, 2002. SFAS 142 supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 establishes new guidance on accounting for goodwill and other assets acquired in a business combination and reaffirms that acquired intangible assets should initially be recognized at fair value and the costs of internally developed intangible assets should be charged to expense as incurred. SFAS 142 also requires that goodwill arising in a business combination should no longer be amortized, but, instead, be subjected to impairment testing. An impairment loss is recognized if fair value is less than the carrying amount. At October 1, 2002, the fair value of the goodwill recorded on the Bank’s balance sheet exceeded its carrying value. See Note 13.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”) was issued in August 2001. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 was effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material effect on the Bank’s financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of FIN 45, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance, not price. The disclosure requirements of FIN 45 are effective for the Bank as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Bank’s financial condition or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 is an Interpretation of Accounting Research Bulletin No. 51 and addresses consolidation by business enterprises of variable interest entities (“VIEs”). FIN 46 is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of FIN 46 to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests in another enterprise is considered the primary beneficiary of that enterprise and, therefore, should consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures. At September 30, 2003, the Bank is the primary beneficiary of one VIE, which holds the ground lease under the Bank’s executive offices. The Bank adopted FIN 46 effective July 1, 2003 and, as a result, recorded a $897,000 gain as a cumulative effect of a change in accounting principle, net of tax. In addition, the Bank recorded $31.4 million each in property and equipment and minority interest on the Consolidated Balance Sheets at September 30, 2003 related to the ground lease. See Notes 16 and 32.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS 149”). This statement amends Statement 133 for certain decisions made by the FASB’s Derivatives Implementation Group. SFAS 149 also amends SFAS 133 to incorporate clarification of the definition of a derivative. SFAS 149 requires contracts with comparable characteristics to be accounted for similarly and will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. The adoption of this statement did not have a material effect on the Bank’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify certain financial instruments as liabilities, which may have been previously classified as equity, because those instruments embody obligations of the issuer. SFAS 150 also requires disclosure of the nature and terms of the financial instruments and the rights and obligations embodied in those instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective as of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Bank’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. LIQUIDITY AND CAPITAL RESOURCES—REAL ESTATE TRUST

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

During fiscal 2003, 2002 and 2001, the Bank made tax sharing payments totaling $11.5, $5.7 and $3.4 million to the Real Estate Trust. During fiscal 2003, 2002 and 2001, the Bank made dividend payments totaling $16.0, $16.0 and $12.8 million to the Real Estate Trust.

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

2. SAUL HOLDINGS LIMITED PARTNERSHIP—REAL ESTATE TRUST

In fiscal 1993, the Real Estate Trust entered into a series of transactions undertaken in connection with an initial public offering of common stock of a newly organized corporation, Saul Centers, Inc. The Real Estate Trust transferred its 22 shopping centers and one of its office properties together with the debt associated with such properties to a newly formed partnership, Saul Holdings, in which as of September 30, 2003, the Real Estate Trust owns (directly or through one of its wholly owned subsidiaries) a 20.0% interest, other entities affiliated with the Real Estate Trust own a 4.8% interest, and Saul Centers owns a 75.2% interest. Certain officers and trustees of the Trust are also officers and/or directors of Saul Centers.

In connection with the transfer of its properties to Saul Holdings, the Real Estate Trust was relieved of approximately $196 million in mortgage debt and deferred interest. Pursuant to a reimbursement agreement among the partners of Saul Holdings and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships have agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At September 30, 2003, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $115.5 million.

The fair market value of each of the properties contributed to the Partnerships by the Real Estate Trust at the date of transfer (the FMV of each such property) exceeded the tax basis of such property (with respect to each

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The management of Saul Centers has adopted a strategy of maintaining a ratio of total debt to total asset value, as estimated by management, of fifty percent or less. The management of Saul Centers has concluded at September 30, 2003, that the total debt of Saul Centers remains below fifty percent of total asset value. As a result, the management of the Real Estate Trust has concluded that fundings under the reimbursement agreement are remote.

As of September 30, 2003, the Real Estate Trust’s investment in the consolidated entities of Saul Centers, which is accounted for under the equity method, consisted of the following.

(In thousands)
Saul Holdings:
Investment in partnership units	$12,045
Distributions in excess of allocated net income	(19,844)
Saul Centers:
Investment in common shares	73,059
Distributions in excess of allocated net income	(11,877)

Total	$53,383

The Trust’s investments in Saul Centers exceeded the underlying book value of the investment at the time of the purchases. At September 30, 2003 the cumulative excess totaled $69.6 million. This amount is being amortized over the useful life of the underlying real estate assets. At September 30, 2003, the unamortized balance was $62.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2003, the Real Estate Trust, through its partnership interest in Saul Holdings of 20.0% and its ownership of common shares of Saul Centers of 23.8% (market value of $99.4 million at September 30, 2003), effectively owns 37.9% of the consolidated entities of Saul Centers. Substantially all of these shares and/or units have been deposited as collateral for the Trust’s revolving lines of credit. See Note 4.

The unaudited Condensed Consolidated Balance Sheets as of September 30, 2003 and 2002, and the unaudited Condensed Consolidated Statements of Operations for the years ended September 30, 2003, 2002 and 2001 of Saul Centers follow.

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,
(In thousands)	2003	2002
Assets
Real estate investments	$537,172	$487,945
Accumulated depreciation	(161,153)	(146,875)
Other assets	41,515	37,586

Total assets	$417,534	$378,656

Liabilities and stockholders’ deficit
Notes payable	$400,668	$377,269
Other liabilities	22,470	19,022

Total liabilities	423,138	396,291
Total stockholders’ deficit	(5,604)	(17,635)

Total liabilities and stockholders’ deficit	$417,534	$378,656

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Twelve Months Ended September 30,
(In thousands)	2003	2002	2001
Revenue
Base rent	$76,900	$73,893	$68,823
Other revenue	19,363	18,182	15,775

Total revenue	96,263	92,075	84,598

Expenses
Operating expenses	19,843	17,752	16,021
Interest expense	25,882	24,927	24,898
Amortization of debt expense	819	655	543
Depreciation and amortization	16,815	17,468	15,259
General and administrative	6,032	5,226	4,074

Total expenses	69,391	66,028	60,795

Operating income	26,872	26,047	23,803
Non-operating item
Gain on sale of property	—	1,426	—

Net income before minority interest	26,872	27,473	23,803
Minority interest	(8,082)	(8,069)	(8,069)

Net income	$18,790	$19,404	$15,734

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INVESTMENT PROPERTIES—REAL ESTATE TRUST

The following table summarizes the cost basis of income-producing properties and land parcels together with their related debt.

	No.	Land	Buildings and Improvements	Total	Related Debt
September 30, 2003
Income-producing properties
Hotels	18	$18,684	$239,376	$258,060	$167,916
Office and industrial	13	14,786	165,599	180,385	155,228
Other	4	2,803	—	2,803	—

	35	$36,273	$404,975	$441,248	$323,144	(1)

Land Parcels	9	$42,425	$—	$42,425	$—

(1)	Amount includes $322.4 million of mortgage notes payable and approximately $700,000 of capital leases.

(Dollars in thousands)	No.	Land	Buildings and Improvements	Total	Related Debt
September 30, 2002:
Income-producing properties
Hotels	18	$18,684	$236,882	$255,566	$166,650
Office and industrial	13	14,786	162,134	176,920	160,846
Other	4	2,803	—	2,803	—

	35	$36,273	$399,016	$435,289	$327,496	(2)

Land Parcels	10	$44,020	$—	$44,020	$—

(2)	Amount includes $326.2 million of mortgage notes payable and $1.3 million of capital leases.

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

On September 25, 2003, the Real Estate Trust sold 7.7 acres located in Rockville, Maryland, for $11.3 million, and recognized a gain of $9.1 million on the transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. DEBT—REAL ESTATE TRUST

Mortgage notes payable are secured by various income-producing properties, land parcels, and properties under construction. Almost all mortgage notes are payable in monthly installments, have maturity dates ranging to 2021 and accrue interest at annual rates from 3.1% to 9.1%. Certain mortgages contain a number of restrictions, including cross default provisions. At September 30, 2003, the Real Estate Trust is in compliance with the debt covenants.

Notes payable—unsecured includes notes which have been sold by the Real Estate Trust directly to investors at varying interest rates with maturities of one to ten years. These notes do not contain any provisions for conversion, sinking fund or amortization, but are subject to a provision permitting the Real Estate Trust to call them prior to maturity. The weighted average interest rates were 9.2% and 9.8% at September 30, 2003 and 2002. During fiscal 2003 and 2002, the Real Estate Trust sold notes amounting to approximately $12.5 and $7.6 million. At September 30, 2003, the Real Estate Trust is in compliance with the debt covenants.

In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of 9 3/4% Senior Secured Notes. These Notes are non-recourse obligations of the Real Estate Trust and are secured by a first priority perfected security interest in 8,000 shares, or 80%, of the issued and outstanding common stock of the Bank, which constitute all of the Bank common stock held by the Real Estate Trust.

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for an initial two-year period subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. In September 1999, this facility was increased to $50.0 million and its term was set at three years with provisions for extending the term annually. The maturity date for this line is September 29, 2004. On December 12, 2003 this facility was increased to $55.0 million and the maturity date extended to December 12, 2006. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At September 30, 2003, the Real Estate Trust had borrowings under the facility of $3.8 million and unrestricted availability of $46.2 million. At September 30, 2003 the interest rate under this facility was 4.0%.

In fiscal 1996, the Real Estate Trust established an $8.0 million revolving credit line with an unrelated bank, secured by a portion of the Real Estate Trust’s ownership interest in Saul Holdings Partnership. This facility was initially for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, 1998, 2000, and 2003 the line of credit was increased to $10.0, $20.0, $25.0 and $45.0 million. The current maturity date for this line is September 26, 2006. Interest is computed by reference to a floating rate index. At September 30, 2003, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $45.0 million.

The maturity schedule for the Real Estate Trust’s outstanding debt at September 30, 2003 for the fiscal years commencing October 1, 2003 is set forth in the following table.

	Debt Maturity Schedule (In thousands)
Fiscal Year	Mortgage Notes	Notes Payable—Secured	Notes Payable—Unsecured	Total
2004	$11,792	$3,800	$12,238	$27,830
2005	16,387	—	10,507	26,894
2006	94,672	—	7,434	102,106
2007	5,543	—	4,468	10,011
2008	5,952	200,000	3,755	209,707
Thereafter	188,091	—	16,947	205,038

Total	$322,437	$203,800	$55,349	$581,586

Of the $322.4 million of mortgage notes outstanding at September 30, 2003, $314.5 million was non-recourse to the Real Estate Trust.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. INCOME FROM COMMERCIAL PROPERTIES—REAL ESTATE TRUST

Income from commercial properties includes minimum rent arising from non-cancelable commercial leases. Minimum rent for fiscal years 2003, 2002, and 2001 amounted to $34.9, $34.9 and $37.0 million. Future minimum rentals as of September 30, 2003 under non-cancelable leases are as follows:

Fiscal Year	(In thousands)
2004	$32,108
2005	28,571
2006	24,005
2007	19,482
2008	15,860
Thereafter	53,759

Total	$173,785

6. TRANSACTIONS WITH RELATED PARTIES—REAL ESTATE TRUST

TRANSACTIONS WITH B. F. SAUL COMPANY AND ITS SUBSIDIARIES

The Real Estate Trust is managed by B. F. Saul Advisory Company, L.L.C., (the “Advisor”), a wholly-owned subsidiary of B. F. Saul Company (“Saul Co.”). All of the Real Estate Trust officers and four Trustees of the Trust are also officers and/or directors of Saul Co. The Advisor is paid a fixed monthly fee which is subject to annual review by the Trustees. The monthly fee was $458,000 during fiscal 2003, $475,000 during fiscal 2002, and $363,000 during fiscal 2001. The advisory contract has been extended until September 30, 2004, and will continue thereafter unless canceled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

Saul Co. and B.F. Saul Property Company (“Saul Property Co.”), a wholly-owned subsidiary of Saul Co., provide services to the Real Estate Trust through commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. Fees paid to Saul Co. and Saul Property Co. amounted to $6.9, $6.8 and $7.4 million in fiscal 2003, 2002 and 2001.

The Real Estate Trust reimburses the Advisor and Saul Property Co. for costs and expenses incurred on behalf of the Real Estate Trust, in-house legal expenses, and for all travel expenses incurred in connection with the affairs of the Real Estate Trust.

The Real Estate Trust currently pays the Advisor fees equal to 2% of the principal amount of the unsecured notes as they are issued to offset its costs of administering the program. These payments amounted to $251,000, $183,000 and $93,000 in fiscal 2003, 2002 and 2001.

A subsidiary of Saul Co. is a general insurance agency which receives commissions and countersignature fees in connection with the Real Estate Trust’s insurance program. Such commissions and fees amounted to approximately $302,000, $196,000 and $171,000 in fiscal 2003, 2002 and 2001.

At October 1, 2000, the Real Estate Trust had an unsecured note receivable from the Saul Co. with an outstanding balance of $11.8 million. During fiscal 2003, 2002 and 2001, curtails of $3.5, $1.3 and $4.0 million were paid by the Saul Co. Interest on the loan is computed by reference to a floating rate index. At September 30, 2003, the total due the Real Estate Trust was $3.0 million. Interest accrued on these loans amounted to $151,000, $300,000 and $700,000 during fiscal 2003, 2002 and 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

REMUNERATION OF TRUSTEES AND OFFICERS

For fiscal years 2003, 2002, and 2001, the Real Estate Trust paid the Trustees approximately $109,000, $95,000 and $94,000 for their services. No compensation was paid to the officers of the Real Estate Trust for acting as such; however, one Trustee was paid by the Bank for his services as Chairman and Chief Executive Officer of the Bank, and four received payments for their services as directors of the Bank. Four of the Trustees and all of the officers of the Real Estate Trust receive compensation from Saul Co. as directors and/or officers.

SAUL HOLDINGS LIMITED PARTNERSHIP AND SAUL CENTERS, INC.

The Real Estate Trust accounts for these investments under the equity method. The Real Estate Trust’s share of earnings for fiscal 2003, 2002 and 2001 was $8.6, $9.1 and $7.4 million. See Note 2.

OTHER TRANSACTIONS

The Real Estate Trust leases space to the Bank and Saul Property Co. at two of its income-producing properties. Minimum rents and expense recoveries paid by these affiliates amounted to approximately $5.4, $5.1 and $4.0 million in fiscal 2003, 2002 and 2001.

7. LOANS HELD FOR SECURITIZATION AND/OR SALE—THE BANK

Loans held for securitization and/or sale are composed of the following:

(In thousands)	September 30,
	2003	2002
Single-family residential	$1,378,831	$930,613
Automobile	—	290,656
Home improvement and related loans	—	1,766

Total	$1,378,831	$1,223,035

8. INVESTMENT SECURITIES—THE BANK

At September 30, 2003 and 2002, investment securities are composed of U.S. Government securities and are classified as held-to-maturity. Gross unrealized holding gains and losses on the Bank’s U.S. Government securities at September 30, 2003 and 2002 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
September 30, 2003
U.S. Government securities: Original maturity after one year, but within five years	$46,345	$186	$—	$46,531

September 30, 2002
U.S. Government securities: Original maturity after one year, but within five years	$46,445	$524	$—	$46,969

There were no sales of investment securities during the years ended September 30, 2003, 2002 and 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. MORTGAGE-BACKED SECURITIES—THE BANK

At September 30, 2003 and 2002, all mortgage-backed securities are classified as held-to-maturity. Gross unrealized holding gains and losses on the Bank’s mortgage-backed securities at September 30, 2003 and 2002 are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
September 30, 2003
FNMA	$170,849	$4,741	$1	$175,589
FHLMC	222,777	7,494	—	230,271
Private label, AAA-rated	84,766	219	81	84,904

Total	$478,392	$12,454	$82	$490,764

September 30, 2002
FNMA	$226,680	$5,837	$2	$232,515
FHLMC	658,965	20,028	4	678,989
Private label, AAA-rated	142,988	3,459	99	146,348

Total	$1,028,633	$29,324	$105	$1,057,852

Contractual maturities of the Bank’s mortgage-backed securities at September 30, 2003 are as follows:

(In thousands)
Due within one year	$26,420
Due after one year, but within five years	109,017
Due after five years, but within ten years	66,976
Due after ten years	275,979

Total	$478,392

Accrued interest receivable on mortgage-backed securities totaled $2.2 and $5.4 million at September 30, 2003 and 2002, respectively, and is included in other assets in the Consolidated Balance Sheets.

10. LOANS RECEIVABLE—THE BANK

Loans receivable is composed of the following:

(In thousands)	September 30,
	2003	2002
Single-family residential	$4,397,394	$3,624,711
Home equity	1,336,776	1,090,325
Real estate construction and ground	402,269	458,425
Commercial real estate and multifamily	19,435	20,578
Commercial	1,599,423	1,518,308
Automobile	492,896	333,078
Subprime automobile	96,128	232,001
Home improvement and related loans	48,145	101,156
Overdraft lines of credit and other consumer	36,461	37,300

	8,428,927	7,415,882

Less:
Undisbursed portion of loans	878,489	913,366
Unearned discounts and net deferred loan origination costs	(67,516)	(49,512)
Allowance for losses on loans	58,397	66,079

	869,370	929,933

Total	$7,559,557	$6,485,949

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Bank serviced loans owned by others amounting to $8,475.6 and $7,844.5 million at September 30, 2003 and 2002, respectively.

Accrued interest receivable on loans totaled $25.4 and $27.8 million at September 30, 2003 and 2002, respectively, and is included in other assets in the Consolidated Balance Sheets.

11. ALLOWANCE FOR LOSSES—THE BANK

Activity in the allowance for losses on loans receivable is summarized as follows:

(In thousands)	September 30,
	2003	2002	2001
Beginning Balance	$66,079	$57,018	$52,518
Provision for losses	18,422	51,367	59,496
Charge-offs	(44,957)	(56,017)	(64,241)
Recoveries	18,853	13,711	9,245

Ending Balance	$58,397	$66,079	$57,018

12. REAL ESTATE HELD FOR INVESTMENT OR SALE—THE BANK

Real estate held for investment or sale is composed of the following:

(In thousands)	September 30,
	2003	2002
Real estate held for investment (net of allowance for losses of $202 for both periods)	$925	$925
Real estate held for sale (net of allowance for losses of $71,293, at September 30, 2002)	21,820	23,372

Total real estate held for investment or sale	$22,745	$24,297

Gain (loss) on real estate held for investment or sale is composed of the following:

(In thousands)	Year Ended September 30,
	2003	2002	2001
Provision for losses	$—	$(700)	$(4,200)
Net gain from operating properties	957	652	774
Net gain on sales	5,823	1,040	6,241

Total gain	$6,780	$992	$2,815

13. GOODWILL AMORTIZATION—THE BANK

As a result of adopting SFAS 142, the Bank did not record goodwill amortization expense during the fiscal year ended September 30, 2003. The following table sets forth net income for the fiscal years ended September 30, 2002 and 2001 on a pro forma basis, excluding goodwill amortization.

(In thousands)	September 30,
	2002	2001
Operating income:
As reported	$103,582	$95,647
Add back:
Goodwill amortization, net of related tax	1,531	1,748

Pro forma operating income	$105,113	$97,395

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. LOAN SERVICING RIGHTS—THE BANK

Servicing assets are recorded when purchased and in conjunction with loan sales and securitization transactions. Activity in servicing assets is summarized as follows:

(In thousands)	Year ended September 30,
	2003	2002	2001
Beginning Balance	$105,963	$81,777	$78,636
Additions	75,277	51,794	19,679
Charge-offs	(30,656)	—	—
Amortization	(31,198)	(27,608)	(16,538)

Ending Balance	119,386	105,963	81,777
Valuation Allowance	(23,118)	(45,533)	(19,343)

Carrying Value	$96,268	$60,430	$62,434

Accumulated amortization was $165.0 and $133.8 million at September 30, 2003 and 2002. The aggregate fair value of servicing assets at September 30, 2003 and 2002 was $96.9 and $60.3 million, respectively.

Activity in the valuation allowance for servicing assets is summarized as follows:

(In thousands)	Year Ended September 30,
	2003	2002	2001
Balance at beginning of year	$45,533	$19,343	$3,591
Additions charged to loan expenses	8,241	26,190	15,752
Charge-offs	(30,656)	—	—

Balance at end of year	$23,118	$45,533	$19,343

There were no sales of rights to service mortgage loans during fiscal years 2003, 2002 and 2001. Servicing fees are included in servicing and securitization income in the Consolidated Statements of Operations.

At September 30, 2003 and 2002, key assumptions and the sensitivity of the current value of originated servicing assets to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

(Dollars in thousands)	September 30, 2003
	Single-Family Residential	Home Equity/ Home Improvement
Carrying value	$90,209	$234
Weighted average life (in years)	4.1	1.6
Prepayment speed assumption (annual rate) (1)	22.03%	48.00%
Impact on fair value at 10% adverse change	$(4,338)	$(15)
Impact on fair value at 20% adverse change	$(8,220)	$(30)
Discount rate (annual)	8.38%	7.21%
Impact on fair value at 10% adverse change	$(1,976)	$(3)
Impact on fair value at 20% adverse change	$(4,130)	$(6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands)	September 30, 2002
	Single-Family Residential	Home Equity/ Home Improvement
Carrying value	$50,171	$686
Weighted average life (in years)	3.1	1.7
Prepayment speed assumption (annual rate) (1)	29.39%	51.05%
Impact on fair value at 10% adverse change	$(3,110)	$(43)
Impact on fair value at 20% adverse change	$(5,712)	$(84)
Discount rate (annual)	9.05%	8.62%
Impact on fair value at 10% adverse change	$(967)	$(9)
Impact on fair value at 20% adverse change	$(1,899)	$(16)

(1)	Represents Constant Prepayment Rate.

15. LOAN SECURITIZATION TRANSACTIONS—THE BANK

The Bank periodically sells various receivables through asset-backed securitizations, in which receivables are transferred to trusts, and certificates are sold to investors. The following chart summarizes the Bank’s securitization activities as of or for the fiscal years ended September 30, 2003, 2002 and 2001.

(In thousands)	As of or for the year ended September 30,
	2003	2002	2001
Single-Family Residential
Loans sold into new trusts	$2,551,634	$1,400,685	$—
Outstanding trust certificate balance	3,509,029	1,341,712	—
Gains recognized	92,901	52,452	—

Automobile
Loans sold into new trusts	$—	$236,085	$804,861
Outstanding trust certificate balance	389,678	792,949	1,171,575
Gains recognized	—	3,098	15,950

Home Equity
Loans sold into existing trusts	$11,457	$32,802	$46,229
Outstanding trust certificate balance	20,097	42,904	91,093
Gains recognized	540	1,275	1,811

Home Improvement
Loans sold into existing trusts	$—	$1,547	$2,634
Outstanding trust certificate balance	19,205	35,927	57,575
Gains recognized	—	—	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes certain cash flows received from securitization trusts:

(In thousands)	Year Ended September 30,
	2003	2002
Proceeds from new securitizations	$2,510,584	$1,619,419
Servicing fees received	14,585	14,030
Other cash flows received on retained interests	42,087	50,704

Servicing and securitization income includes the initial gains on current securitization and sale transactions and income from interest-only strips receivable recognized in connection with current and prior period securitization and sale transactions.

At September 30, 2003 and 2002, key assumptions and the sensitivity of the current fair value of the retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

(Dollars in thousands)	September 30, 2003
	Single-Family Residential		Automobile		Home Equity/ Home Improvement
Carrying value (fair value)	$149,189		$7,372		$467
Weighted average life (in years)	4.0		0.9		0.8
Prepayment speed assumption (average annual rate)	22.59	%(1)	1.50	%(2)	55.88	%(2)
Impact on fair value at 10% adverse change	$(9,001)		$(426)		$(53)
Impact on fair value at 20% adverse change	$(16,886)		$(874)		$(96)
Expected credit losses (annual rate)	0.01%		2.06%		1.50%
Impact on fair value at 10% adverse change	$(33)		$(672)		$(21)
Impact on fair value at 20% adverse change	$(66)		$(1,343)		$(43)
Discount rate (annual rate)	8.50%		8.00%		8.52%
Impact on fair value at 10% adverse change	$(3,352)		$(39)		$(2)
Impact on fair value at 20% adverse change	$(6,444)		$(78)		$(4)

(Dollars in thousands)	September 30, 2002
	Single-Family Residential		Automobile		Home Equity/ Home Improvement
Carrying value (fair value)	$61,515		$51,625		$9,205
Weighted average life (in years)	4.57		1.19		1.29
Prepayment speed assumption (average annual rate)	19.64	%(1)	1.50	%(2)	55.06	%(1)
Impact on fair value at 10% adverse change	$(3,407)		$(1,488)		$(185)
Impact on fair value at 20% adverse change	$(6,422)		$(3,054)		$(349)
Expected credit losses (annual rate)	0.02%		0.96%		1.22%
Impact on fair value at 10% adverse change	$(39)		$(867)		$(59)
Impact on fair value at 20% adverse change	$(79)		$(1,734)		$(117)
Discount rate (annual rate)	8.50%		8.00%		8.59%
Impact on fair value at 10% adverse change	$(1,643)		$(476)		$(11)
Impact on fair value at 20% adverse change	$(3,207)		$(945)		$(22)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Key assumptions used in measuring retained interests at the date of securitizations completed during fiscal year 2003 and 2002 are as follows:

	Single-Family Residential		Automobile
Year Ended September 30, 2003
Prepayment speed assumption (average annual rate)	20.49	% (1)	—
Expected credit losses (annual rate)	0.01%		—
Discount rate (annual rate)	8.50%		—

Year Ended September 30, 2002
Prepayment speed assumption (average annual rate)	19.56	% (1)	1.50	% (2)
Expected credit losses (annual rate)	0.02%		0.96%
Discount rate (annual rate)	8.50%		8.00%

(1)	Represents Constant Prepayment Rate. Certain loans may require the payment of a fee if the borrower prepays the loan during the period up to three years after origination. The Bank uses a lower prepayment assumption during these periods.
(2)	Represents absolute prepayment model or ABS—an assumed rate of prepayment each month relative to the original number of automobile loans in a pool.

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

Principal balances, delinquent amounts and net credit losses for securitized loans were as follows:

(In thousands)	As of or for the year ended September 30, 2003
	Total Principal Amount of Loans	Principal Amount of Loans Past Due 90 Days or More or Non-Performing	Net Credit Losses (Recoveries)
Single-family residential	$3,427,013	$4,535	$—
Automobile	393,333	5,697	20,371
Home equity, home improvement and related loans	37,606	649	(197)

Total	$3,857,952	$10,881	$20,174

(In thousands)	As of or for the year ended September 30, 2002
	Total Principal Amount of Loans	Principal Amount of Loans Past Due 90 Days or More or Non-Performing	Net Credit Losses
Single-family residential	$1,342,568	$2,032	$—
Automobile	803,852	6,858	22,684
Home equity, home improvement and related loans	99,913	741	378

Total	$2,246,333	$9,631	$23,062

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. PROPERTY AND EQUIPMENT—THE BANK

Property and equipment is composed of the following:

(Dollars in thousands)	Estimated Useful Lives	September 30,
		2003	2002
Land	—	$87,647	$55,990
Projects in progress	—	3,950	4,473
Buildings and improvements	10-65 years	298,371	299,964
Leasehold and tenant improvements	5-20 years	134,356	120,708
Furniture and equipment	5-10 years	229,041	228,764
Automobiles	3-5 years	4,048	3,531

		757,413	713,430
Less:
Accumulated depreciation and amortization		266,682	241,013

Total		$490,731	$472,417

Depreciation and amortization expense amounted to $44.5, $38.7 and $34.2 million for the years ended September 30, 2003, 2002 and 2001, respectively.

Effective July 1, 2003, the Bank adopted FIN 46. FIN 46 requires companies to identify variable interest entities and consolidate them if it is determined that the company is the primary beneficiary of the variable interest entity. Pursuant to FIN 46, the Bank consolidated the assets and liabilities of 7501 Wisconsin Avenue LLC (the “LLC”), which owns the land on which the Bank’s executive office building was constructed. As a result, property and equipment and minority interest on the Consolidated Balance Sheets each include $31.4 million at September 30, 2003 related to the Bank’s involvement with the LLC. See Notes C and 32.

17. AUTOMOBILES SUBJECT TO LEASE—THE BANK

Automobiles subject to lease is composed of the following:

(Dollars in thousands)	Estimated Useful Lives	September 30,
		2003	2002
Automobiles	3-5 years	$1,178,161	$1,388,259
Less:
Accumulated depreciation		322,751	277,343

Total		$855,410	$1,110,916

Depreciation expense related to automobile leases amounted to $171.9, $161.9 and $110.6 million for the years ended September 30, 2003, 2002 and 2001, respectively. Automobile rental income amounted to $235.8, $242.6 and $167.4 million for the years ended September 30, 2003, 2002 and 2001, respectively.

The following is a schedule by years of future minimum automobile rental income at September 30, 2003:

Year Ending September 30,	(In thousands)
2004	$175,100
2005	107,848
2006	56,253
2007	16,497
2008	1,745

Total	$357,443

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. LEASES—THE BANK

The Bank has noncancelable, long-term leases for office premises and retail space which have a variety of terms expiring from fiscal year 2004 to fiscal year 2023 and ground leases which have terms expiring from fiscal year 2029 to fiscal year 2081. These leases are accounted for as operating leases. Some of the leases are subject to rent adjustments in the future based upon changes in the Consumer Price Index and some also contain renewal options. The following is a schedule by years of future minimum lease payments required at September 30, 2003:

Year Ending September 30,	(In thousands)
2004	$22,931
2005	22,176
2006	21,423
2007	20,566
2008	15,398
Thereafter	92,386

Total	$194,880

Rent expense totaled $32.4, $29.9 and $26.9 million for the years ended September 30, 2003, 2002 and 2001, respectively. For operating leases with fixed escalation amounts, rent expense is recognized on a straight line basis over the term of the lease.

19. DEPOSIT ACCOUNTS—THE BANK

An analysis of deposit accounts and the related weighted average effective interest rates at year end are as follows:

(Dollars in thousands)	September 30,
	2003		2002
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand accounts	$951,844	—	$779,634	—
NOW accounts	1,951,281	0.20%	1,656,522	0.32%
Money market deposit accounts	2,321,026	0.70%	1,953,312	1.47%
Statement savings accounts	997,686	0.28%	893,093	0.79%
Other deposit accounts	152,758	0.25%	135,169	0.50%
Certificate accounts, less than $100	1,207,728	2.05%	1,416,739	3.23%
Certificate accounts, $100 or more	518,182	1.87%	603,116	2.78%

Total	$8,100,505	0.71%	$7,437,585	1.40%

The Bank’s deposits are insured by the FDIC up to $100,000 for each insured depositor.

Interest expense on deposit accounts is composed of the following:

(In thousands)	Year Ended September 30,
	2003	2002	2001
NOW accounts	$4,562	$4,752	$7,773
Money market deposit accounts	21,405	31,512	48,744
Statement savings accounts	4,387	8,447	11,963
Certificate accounts	49,195	98,262	177,619
Other deposit accounts	573	939	1,507

Total	$80,122	$143,912	$247,606

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding certificate accounts at September 30, 2003 mature in the years indicated as follows:

Year Ending September 30,	(In thousands)
2004	$1,387,609
2005	142,253
2006	122,687
2007	32,454
2008	40,907

Total	$1,725,910

At September 30, 2003, certificate accounts of $100,000 or more have contractual maturities as indicated below:

(In thousands)
Three months or less	$278,381
Over three months through six months	49,232
Over six months through 12 months	106,168
Over 12 months	84,401

Total	$518,182

20. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER SHORT-TERM BORROWINGS—THE BANK

Short-term borrowings are summarized as follows:

(Dollars in thousands)	September 30,
	2003	2002	2001
Securities sold under repurchase agreements:
Balance at year end	$5,816	$505,140	$110,837
Average amount outstanding during the year	268,870	405,844	397,842
Maximum amount outstanding at any month end	506,065	559,957	534,170
Amount maturing within 30 days	2,816	505,140	110,837
Weighted average interest rate during the year	1.44%	1.95%	5.74%
Weighted average interest rate on year end balances	0.77%	1.82%	3.21%

Other short-term borrowings:
Balance at year end	$162,498	$154,344	$171,513
Average amount outstanding during the year	170,385	169,037	169,820
Maximum amount outstanding at any month end	209,805	179,069	181,942
Amount maturing within 30 days	162,498	154,344	171,513
Weighted average interest rate during the year	0.55%	1.17%	4.39%
Weighted average interest rate on year end balances	0.32%	1.07%	2.18%

The investment and mortgage-backed securities underlying the dealer repurchase agreements were delivered to the dealers who arranged the transactions. The dealers may have loaned such securities to other parties in the normal course of their operations and agreed to resell to the Bank the identical securities upon the maturities of the agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2003, the Bank had pledged mortgage-backed securities and U.S. Government securities with a combined book value of $172.6 million to secure certain other short-term borrowings. Also at September 30, 2003, the Bank had pledged, but did not borrow against, other loans with a total principal balance of $782.8 million.

21. FEDERAL HOME LOAN BANK ADVANCES—THE BANK

At September 30, 2003, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $1,987.5 million. The advances bear interest at a weighted average interest rate of 4.89%, which is fixed for the term of the advances, and mature over varying periods as follows:

(In thousands)
Six months or less	$890,379
More than six months through one year	501,634
More than one year through three years	445,448
More than three years through five years	66,675
More than five years	83,333

Total	$1,987,469

Under a Specific Collateral Agreement with the FHLB, advances are secured by the FHLB stock owned by the Bank, qualifying first mortgage loans with a total principal balance of $3,051.1 million, and certain mortgage-backed securities with a book value of $82.8 million. The FHLB requires that members maintain qualifying collateral at least equal to 100% of the member’s outstanding advances at all times. The collateral held by the FHLB in excess of the September 30, 2003 advances is available to secure additional advances from the FHLB, subject to its collateralization guidelines.

22. CAPITAL NOTES—SUBORDINATED—THE BANK

Capital notes, which are subordinated to the interest of deposit account holders and other senior debt, are composed of the following:

(Dollars in thousands)	Issue Date	September 30,		Interest Rate
		2003	2002
Subordinated debentures due 2005	November 23, 1993	$150,000	$150,000	9 1/4%
Subordinated debentures due 2008	December 3, 1996	100,000	100,000	9 1/4%

Total		$250,000	$250,000

The 9 1/4% Subordinated Debentures due 2005 (the “1993 Debentures”) are subject to redemption at any time at the option of the Bank, in whole or in part, at the following redemption prices plus accrued and unpaid interest:

If redeemed during the 12-month period beginning December 1,	Redemption Price
2002	100.925%
2003 and thereafter	100.000%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 9 1/4% Subordinated Debentures due 2008 (the “1996 Debentures”) are subject to redemption at any time at the option of the Bank, in whole or in part, at the following redemption prices plus accrued and unpaid interest:

If redeemed during the 12-month period beginning December 1,	Redemption Price
2002	103.700%
2003	102.775%
2004	101.850%
2005	100.925%
2006 and thereafter	100.000%

The indenture pursuant to which the 1993 Debentures were sold (the “Indenture”) provides that the Bank may not pay dividends on its capital stock unless, after giving effect to the dividend, no event of default shall have occurred and be continuing and the Bank is in compliance with its regulatory capital requirements. In addition, the amount of the proposed dividend may not exceed the sum of (i) $15.0 million, (ii) 66 2/3% of the Bank’s consolidated net income (as defined in the Indenture) accrued on a cumulative basis commencing on October 1, 1993 and (iii) the aggregate net cash proceeds received by the Bank after October 1, 1993 from the sale of qualified capital stock or certain debt securities, minus the aggregate amount of any restricted payments made by the Bank. Notwithstanding the above restrictions on dividends, provided no event of default has occurred or is continuing, the Indenture does not restrict the payment of dividends on the 13% Preferred Stock (as defined below) or any payment-in-kind preferred stock issued in lieu of cash dividends on the Preferred Stock or the redemption of any such payment-in-kind preferred stock. The indenture pursuant to which the 1996 Debentures were sold provides that the proposed dividend may not exceed the sum of the restrictions discussed above for the 1993 Indenture and the aggregate liquidation preference of the new series of preferred stock of the Bank, if issued in exchange for the outstanding REIT Preferred Stock (as defined below). See Note 32.

The Bank received OTS approval to include the principal amount of the 1996 Debentures and the 1993 Debentures in the Bank’s supplementary capital for regulatory capital purposes.

Deferred debt issuance costs, net of accumulated amortization, amounted to $4.2 and $5.2 million at September 30, 2003 and 2002, respectively, and are included in other assets in the Consolidated Balance Sheets. See Note 31.

23. PREFERRED STOCK—THE BANK

Cash dividends on the Bank’s Noncumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) are payable quarterly in arrears at an annual rate of 13%. If the Board of Directors does not declare the full amount of the noncumulative cash dividend accrued in respect of any quarterly dividend period, in lieu thereof the Board of Directors will be required to declare (subject to regulatory and other restrictions) a stock dividend in the form of a new series of payment-in-kind preferred stock of the Bank.

The OTS has approved the inclusion of the Series A Preferred Stock as core capital and has not objected to the payment of dividends on the Series A Preferred Stock, provided certain conditions are met. The holders of the Series A Preferred Stock have no voting rights, except in certain limited circumstances.

Holders of the Series A Preferred Stock will be entitled to receive a liquidating distribution in the amount of $25.00 per share, plus accrued and unpaid dividends for the then-current dividend period in the event of any voluntary liquidation of the Bank, after payment of the deposit accounts and other liabilities of the Bank, and out of the assets available for distribution to shareholders. The Series A Preferred Stock ranks superior and prior to the issued and outstanding common stock of the Bank with respect to dividend and liquidation rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Series A Preferred Stock is redeemable by the Bank at its option at any time on and after May 1, 2003, in whole or in part, at the following per share redemption prices in cash, plus, in each case, an amount in cash equal to accrued and unpaid dividends for the then-current dividend period:

If redeemed during the 12-month period beginning May 1,	Redemption Price
2003	$27.250
2004	$27.025
2005	$26.800
2006	$26.575
2007	$26.350
2008	$26.125
2009	$25.900
2010	$25.675
2011	$25.450
2012	$25.225
2013 and thereafter	$25.000

In October 2003, the Bank sold $125.0 million of its 8% Noncumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”). The net proceeds from the issuance of the Series C Preferred Stock were used to redeem all of the Series A Preferred Stock, on October 31, 2003, at a price of $27.25 per share. The Series C Preferred Stock trades on the New York Stock Exchange under the symbol “CCX PrC.” The Bank will pay quarterly dividends in arrears at an annual rate of 8% on the Series C Preferred Stock only if the Board of Directors declares them and the OTS does not object. Dividends, once declared, are payable on or before the fifteenth day of February, May, August and November of each year, however, the dividend payment date for the initial dividend period will be January 15, 2004. Dividends not declared in a quarter will not be paid at any future time, except that upon a liquidation or redemption, accrued dividends for the current period will be paid.

The Series C Preferred Stock is includable in the Bank’s core capital. The holders of the Series C Preferred Stock have no voting rights, except in certain limited circumstances.

The Series C Preferred Stock may not be redeemed before October 1, 2008 except under certain circumstances. On and after October 1, 2008, the Series C Preferred Stock may be redeemed at the option of the Bank, in whole or in part, from time to time, at a redemption price of $25.00 per share, plus all distributions accrued and unpaid on the Series C Preferred Stock that have been declared, and accrued and unpaid dividends for the then-current dividend period, whether or not declared, up to the date of such redemption.

24. COMPENSATION PLANS—THE BANK

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

Corporate contributions, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $8.8, $8.2 and $7.3 million for the years ended September 30, 2003, 2002 and 2001, respectively. There are no past service costs associated with the Plan and the Bank has no liability under the Plan other than its current contributions. The Plan owns 4.0% of the Bank’s common stock.

The Bank provides a supplemental defined contribution profit sharing retirement plan (the “SERP”), which covers certain highly-compensated full-time employees who meet the requirements as specified in the SERP. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SERP, which can be modified or discontinued at any time, requires participating employees to contribute 2.0% of their compensation in excess of a specified amount. Corporate contributions, equal to three times the employee’s contribution, were $1.1 million, $861,000 and $689,000 for the years ended September 30, 2003, 2002 and 2001, respectively. There are no past service costs associated with the SERP. The Bank’s liability under the SERP, which includes contributions from employees and is not funded, was $11.2 and $8.7 million at September 30, 2003 and 2002, respectively.

The Bank has granted awards under a deferred compensation plan to certain qualified employees. The deferred compensation plan provides that, as of the end of each fiscal year in the ten-year period prior to vesting, the Bank will add to or deduct from the account of each employee who has received an award, a contribution or deduction, which represents a hypothetical interest (which may be positive or negative) earned on the principal contribution, based on the Bank’s rate of return on average assets as defined in the deferred compensation plan for the fiscal year then ended. The Bank’s expense under the deferred compensation plan totaled $5.3, $3.8 and $3.4 million during the years ended September 30, 2003, 2002 and 2001, respectively.

25. REGULATORY MATTERS—THE BANK

The Bank’s regulatory capital requirements at September 30, 2003 and 2002 were a 1.5% tangible capital requirement, a 4.0% core capital requirement and an 8.0% total risk-based capital requirement. Under the OTS “prompt corrective action” regulations, the Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of 4.0%, 4.0% and 8.0%, respectively, to meet the ratios established for “adequately capitalized” institutions. At September 30, 2003 and 2002, the Bank was in compliance with its tangible, core and total risk-based regulatory capital requirements and exceeded the capital standards established for “well capitalized” institutions under the “prompt corrective action” regulations. The information below is based upon the Bank’s understanding of the applicable regulations and related interpretations.

(Dollars in thousands)	SEPTEMBER 30, 2003
	ACTUAL		MINIMUM CAPITAL REQUIREMENT		EXCESS CAPITAL
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Capital per financial statements	$580,997
Minority interest in REIT Subsidiary(1)	144,000

Adjusted capital	724,997
Adjustments for tangible and core capital:
Intangible assets	(42,666)
Non-includable subsidiaries(2)	(939)
Non-qualifying purchased/ originated loan servicing	(5,427)

Total tangible capital	675,965	5.75%	$176,202	1.50%	$499,763	4.25%

Total core capital(3)	675,965	5.75%	$469,872	4.00%	$206,093	1.75%

Tier 1 risk-based capital(3)	675,965	7.67%	$351,879	4.00%	$324,086	3.67%

Adjustments for total risk-based capital:
Subordinated capital debentures	250,000
Allowance for general loan losses	58,397

Total supplementary capital	308,397

Total available capital	984,362
Equity investments(2)(4)	(24,009)

Total risk-based capital(3)	$960,353	11.05%	$703,758	8.00%	$256,595	3.05%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
(2)	Reflects an aggregate offset of $202,000 representing the allowance for general loan losses maintained against the Bank’s equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a “credit” against the deductions from capital otherwise required for such investments.
(3)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.
(4)	Includes two properties treated as equity investments for regulatory capital purposes. One property has a book value of $2.1 million and is classified as real estate held for sale. The other property has a book value of $22.0 million and is classified as property and equipment.

(Dollars in thousands)	SEPTEMBER 30, 2002
	ACTUAL		MINIMUM CAPITAL REQUIREMENT		EXCESS CAPITAL
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Capital per financial statements	$531,169
Minority interest in REIT Subsidiary(1)	144,000

Adjusted capital	675,169
Adjustments for tangible and core capital:
Intangible assets	(43,199)
Non-includable subsidiaries(2)	(1,413)
Non-qualifying purchased/ originated loan servicing	(2,594)

Total tangible capital	627,963	5.59%	$168,616	1.50%	$459,347	4.09%

Total core capital(3)	627,963	5.59%	$449,643	4.00%	$178,320	1.59%

Tier 1 risk-based capital(3)	627,963	7.05%	$356,532	4.00%	$271,431	3.05%

Adjustments for total risk-based capital:
Subordinated capital debentures	250,000
Allowance for general loan losses	66,079

Total supplementary capital	316,079

Total available capital	944,042
Equity investments(2)	(2,065)

Total risk-based capital(3)	$941,977	10.76%	$713,064	8.00%	$228,913	2.76%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
(2)	Reflects an aggregate offset of $202,000 representing the allowance for general loan losses maintained against the Bank’s equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a “credit” against the deductions from capital otherwise required for such investments.
(3)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In February 2003, the Bank received from the OTS an extension of the holding periods for certain of its REO properties through February 7, 2004. The following table sets forth the Bank’s REO at September 30, 2003, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,053	(1)
1991	14,419	(2)
1995	4,017	(2)
2002	220
2003	1,111

Total REO	$21,820

(1)	The Bank treats this property as an equity investment for regulatory capital purposes.
(2)	The Bank received an extension of the holding periods for these properties through February 7, 2004.

26. TRANSACTIONS WITH RELATED PARTIES—THE BANK

Loans Receivable:

From time to time, in the normal course of business, the Bank may make loans to executive officers and directors, their immediate family members or companies with which they are affiliated. These loans are on substantially the same terms as similar loans with unrelated parties. An analysis of activity with respect to these loans for the year ended September 30, 2003 is as follows:

(In thousands)
Balance, September 30, 2002	$19,195
Additions	985
Reductions	(6,312)

Balance, September 30, 2003	$13,868

Services:

B. F. Saul Company, which is a shareholder of the Trust, and its subsidiaries provide certain services to the Bank. These services include property management, insurance brokerage and leasing. Fees for these services were $4.7 million, $775,000 and $1.7 million for the years ended September 30, 2003, 2002 and 2001, respectively.

For each of the years ended September 30, 2003, 2002 and 2001, a director of the Bank was paid $100,000 for consulting services rendered to the Bank and $5,000 for service on the Boards of Directors for two of the Bank’s subsidiaries. Another director of the Bank was paid $100,000 for services as Chairman of the Bank’s Audit Committee. A third director of the Bank was paid total fees of $100,000 for consulting services rendered to two subsidiaries of the Bank and $5,000 for services as Chairman of the Boards of Directors of those subsidiaries. A fourth director of the Bank was paid $50,000 for consulting services rendered to the Bank for each of the years ended September 30, 2002 and 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tax Sharing Agreement:

The Bank and the other companies in the Trust’s affiliated group are parties to a tax sharing agreement dated June 28, 1990 (the “Tax Sharing Agreement”). The Tax Sharing Agreement provides for payments to be made by members of the Trust’s affiliated group to the Trust based on their separate company tax liabilities. The Tax Sharing Agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce the overall tax liability of the Trust’s affiliated group, such member will be reimbursed by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. The Bank paid $11.5, $5.7 and $3.4 million to the Trust during fiscal 2003, 2002 and 2001, respectively, under the Tax Sharing Agreement. At September 30, 2003 and 2002, the estimated net tax sharing payment payable to the Trust by the Bank was $400,000 and $2.2 million, respectively.

Other:

The Bank paid $9.3, $9.2 and $6.9 million for office space leased from or managed by companies affiliated with the Bank or its directors during the years ended September 30, 2003, 2002 and 2001, respectively.

The Trust, the B. F. Saul Company, Chevy Chase Lake Corporation and Van Ness Square Corporation, affiliates of the Bank, from time to time maintain interest-bearing deposit accounts with the Bank. Those accounts totaled $40.6 and $31.3 million at September 30, 2003 and 2002, respectively. The Bank paid interest on the accounts amounting to $342,000, $504,000 and $989,000 during fiscal years ended 2003, 2002 and 2001, respectively.

27. FINANCIAL INSTRUMENTS—THE BANK

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

These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.

The contractual or notional amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. For interest-rate cap agreements, assets sold with limited recourse and forward purchase and sale commitments, the contract or notional amounts do not represent exposure to credit loss in the event of nonperformance by the other party. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to Extend Credit:

The Bank had approximately $3.0 billion of commitments to extend credit at September 30, 2003. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are subject to the Bank’s normal underwriting and credit evaluation policies and procedures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Standby Letters of Credit:

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At September 30, 2003, the Bank had issued standby letters of credit in the amount of $106.9 million to guarantee the performance of and irrevocably assure payment by customers under construction projects.

Of the total, $58.3 million will expire in fiscal 2004 and the remainder will expire over time through fiscal 2012. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments to customers. The Bank holds mortgage-backed securities with a book value of $44.5 million that have been pledged as collateral for certain of these letters of credit at September 30, 2003.

Recourse Arrangements:

The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of receivables. As a result of these recourse provisions, the Bank maintained restricted cash accounts and overcollateralization of receivables amounting to $19.0 and $4.7 million, respectively, at September 30, 2003, and $18.3 and $15.9 million, respectively, at September 30, 2002, both of which are included in other assets in the Consolidated Balance Sheets.

The Bank is also obligated under various recourse provisions related to the swap of single-family residential loans for mortgage-backed securities issued by the Bank. At September 30, 2003, recourse to the Bank under these arrangements was $4.7 million, consisting of restricted cash accounts of $2.7 million and overcollateralization of receivables of $1.9 million. At September 30, 2002, recourse to the Bank under these arrangements was $5.9 million, consisting of restricted cash accounts of $3.5 million and overcollateralization of receivables of $2.4 million.

The Bank is also obligated under a recourse provision related to the servicing of certain of its residential mortgage loans. The recourse to the Bank under this arrangement was $3.4 million at both September 30, 2003 and 2002.

Derivative Financial Instruments:

In accordance with SFAS 133, the Bank assigns derivatives to one of these categories at the purchase date: fair value hedge, cash flow hedge or non-designated hedge. SFAS 133 requires that Banks assess the expected and ongoing effectiveness of any derivative assigned to a fair value hedge or cash flow hedge relationship.

Fair Value Hedges—For derivatives designated as fair value hedges, the derivative instrument and related hedged item are marked to market through earnings. Derivatives are included in other assets in the Consolidated Balance Sheets.

The Bank owns mortgage servicing rights which are subject to fluctuations in their fair value. The Bank hedges the change in fair value in mortgage servicing rights related to changes in the benchmark Treasury rate through treasury futures and options. The Bank evaluates the mortgage servicing portfolio daily at the pool level and monthly at the loan level to insure a high degree of correlation between the hedging instruments and the servicing assets being hedged. At September 30, 2003 and 2002, mortgage servicing rights with a fair value of $2.1 and $7.0 million respectively, were being hedged. Management expects that the cumulative change in the value of the hedging instrument will be between 80% and 120% of the inverse cumulative change in the fair value of the hedged mortgage servicing rights. The effectiveness of hedging relationships is assessed on a cumulative basis every three months and whenever financial statements or earnings are reported by the Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2003, the Bank owned treasury futures contracts representing a notional amount of $9.2 million and fair value of $550,000, call options on the treasury futures contracts representing a notional amount of $7.5 million and fair value of $240,000 and put options on treasury futures contracts representing a notional amount of $9.5 million and fair value of $170,000 related to its mortgage servicing rights fair value hedges. The cumulative gain on these derivative instruments and related hedged item in fiscal year 2003 was $3.2 million and is reflected as a reduction of servicing assets amortization and other loan expenses in the Consolidated Statements of Operations.

At September 30, 2002, the Bank owned treasury futures contracts representing a notional amount of $19.0 million, and fair value of $813,000, call options on the treasury futures contracts representing a notional amount of $35.0 million and fair value of $1.1 million and put options on treasury futures contracts representing a notional amount of $41.5 million and fair value of $118,000 related to its mortgage servicing rights fair value hedges. The cumulative gain on these derivative instruments and related hedged item in fiscal year 2002 was $8.6 million and is reflected as a reduction of servicing assets amortization and other loan expenses in the Consolidated Statements of Operations.

At September 30, 2003, the Bank had certain forward delivery contracts, which were designated as fair value hedges of loans held for sale. The net unrealized loss in value of these contracts was $887,000 at September 30, 2003. The net unrealized gain in the value of the related hedged item was $830,000. The net unrealized gains and losses are included in other income in the Consolidated Statement of Operations and Comprehensive Income.

At September 30, 2002, the Bank had certain forward delivery contracts, which were designated as fair value hedges of loans held for sale. The net unrealized loss in value of these contracts was $5.0 million at September 30, 2002. The net unrealized gain in the value of the related hedged item was $5.6 million. The net unrealized gains and losses are included in other income in the Consolidated Statement of Operations.

Cash Flow Hedges—For derivatives designated as cash flow hedges, mark to market adjustments are recorded as components of equity. At September 30, 2003 and 2002 the Bank did not have any derivatives designated as cash flow hedges.

Non-Designated Hedges—Certain economic hedges are not designated as cash flow hedges or as fair value hedges for accounting purposes. As a result, changes in their fair value are recorded in other income in the Consolidated Statements of Operations. Derivatives are included in other assets in the Consolidated Balance Sheets.

At September 30, 2003, the Bank had $520.2 million in forward delivery contracts. The net unrealized loss in the value of these contracts was $12.7 million at September 30, 2003. At September 30, 2003, the Bank had IRLs with a notional amount of $525.4 million. The net unrealized loss in the value of the IRLs was $1.4 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

28. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS—THE BANK

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

The estimated fair values of the Bank’s financial instruments at September 30, 2003 and 2002 are as follows:

(In thousands)	September 30,
	2003				2002
	Carrying Amount		Fair Value		Carrying Amount		Fair Value
Financial assets:
Cash, due from banks,
Interest-bearing deposits, federal funds sold and securities purchased under agreements to resell	$414,627		$414,627		$451,723		$451,723

Loans held for securitization and sale	1,378,831		1,393,191		1,223,035		1,248,473

Trading securities	—		—		3,933		3,933
U.S. Government securities	46,345		46,531		46,445		46,969
Mortgage-backed securities	478,392		490,764		1,028,633		1,057,852
Loans receivable, net	7,559,557		7,683,109		6,485,949		6,594,220
Other financial assets	278,903		278,903		212,183		212,183

Financial liabilities:
Deposit accounts with no stated maturities	6,374,739		6,374,739		5,417,730		5,417,730
Deposit accounts with stated maturities	1,725,766		1,701,564		2,019,855		1,939,942
Securities sold under repurchase agreements and other short-term borrowings and Federal Home Loan Bank advances	2,155,783		2,097,096		2,362,448		2,259,163
Capital notes-subordinated	245,831	(1)	251,875	(1)	244,795	(1)	250,500
Other financial liabilities	242,976		242,976		270,827		270,827

(1)	Net of deferred debt issuance costs which are included in other assets in the Consolidated Statements of Financial Condition.

The following methods and assumptions were used to estimate the fair value amounts at September 30, 2003 and 2002:

Cash, due from banks, interest-bearing deposits, federal funds sold and securities purchased under agreements to resell: Carrying amount approximates fair value.

Loans held for sale: Fair value is determined using quoted prices for loans, or securities backed by loans with similar characteristics, or outstanding commitment prices from investors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

29. BUSINESS SEGMENTS—THE BANK

The Bank has three operating segments: retail banking, commercial banking, and nonbanking services. Retail banking consists of traditional banking services, which include lending, leasing and deposit products offered to retail and small business customers. Commercial banking also consists of traditional banking services, as well as products and services tailored for larger corporate customers. Nonbanking services include asset management and similar services offered by subsidiaries of the Bank.

Selected segment information is as follows:

(In thousands)	Retail Banking	Other(1)	Total
Year ended September 30, 2003
Operating income	$718,912	$48,152	$767,064
Operating expense	582,672	41,140	623,812

Core earnings	136,240	7,012	143,252
Non-core items	8,435	(5,497)	2,938

Operating income	$144,675	$1,515	$146,190

Average assets	$10,641,122	$1,164,873	$11,805,955

Year ended September 30, 2002
Operating income	$652,451	$46,314	$698,765
Operating expense	528,572	41,911	570,483

Core earnings	123,879	4,403	128,282
Non-core items	(14,140)	(10,560)	(24,700)

Operating income (loss)	$109,739	$(6,157)	$103,582

Average assets	$9,962,298	$1,132,518	$11,094,816

Year ended September 30, 2001
Operating income	$553,479	$39,400	$592,879
Operating expense	465,831	37,796	503,627

Core earnings	87,648	1,604	89,252
Non-core items	6,190	205	6,395

Operating income	$93,838	$1,809	$95,647

Average assets	$10,069,912	$1,088,630	$11,158,542

(1)	Includes commercial banking and non-banking services.

The financial information for each segment is reported on the basis used internally by the Bank’s management to evaluate performance. Core earnings excludes certain items such as gains and losses related to certain securitization transactions, adjustments to loan loss reserves in excess of net chargeoffs, amortization of goodwill, and certain other nonrecurring items. Items excluded from core earnings are shown as non-core items. Measurement of the performance of these segments is based on the management structure of the Bank and is not necessarily comparable with financial information from other entities. The information presented is not necessarily indicative of the segment’s results of operations if each of the segments were independent entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

30. LITIGATION—THE BANK

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

31. SUBSEQUENT EVENTS—THE BANK

On December 2, 2003, the Bank issued $175.0 million aggregate principal amount of 6 7/8% subordinated debentures due 2013 (the “2003 Debentures”). The net proceeds of the offering, along with short-term borrowings, will be used to redeem all of the 1993 Debentures and the 1996 Debentures. The Bank may redeem some or all of the 2003 Debentures at any time on and after December 1, 2008 at the following redemption prices plus accrued and unpaid interest:

If redeemed during the 12-month period beginning December 1,	Redemption Price
2008	103.4375%
2009	102.2917%
2010	101.1458%
2011 and thereafter	100.0000%

The Bank received OTS approval to include the principal amount of the 2003 Debentures in the Bank’s supplementary capital for regulatory capital purposes.

32. MINORITY INTEREST—THE TRUST

At September 30, 2003 and 2002, minority interest held by affiliates of $98.1 and $88.1 million represent the 20% minority interest in the bank’s common shares.

Minority interest—other consists of the following:

	September 30,
(In thousands)	2003	2002
Preferred Stock of Chevy Chase’s REIT subsidiary	$144,000	$144,000
Chevy Chase’s Preferred Stock (See Note 23)	74,307	74,307
Chevy Chase’s ground lease (See below)	31,391	—

Total minority interest—other	$249,698	$218,307

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 1998, the Bank entered into a ground lease agreement with the LLC which owns the land on which the Bank’s executive office building was constructed. Lease payments made to the LLC are presented as minority interest in the Consolidated Statements of Operations beginning July 1, 2003. The following is a schedule by years of the future lease payments under the agreement as of September 30, 2003:

Year Ending September 30,	(In thousands)
2004	$3,440
2005	3,509
2006	3,579
2007	3,650
2008	3,723
Thereafter	276,652

Total	$294,553

The lease, which expires in year 2062, is subject to fixed rent adjustments. At the end of the lease term, the Bank has the option to purchase the land for $84.1 million from the LLC. The lease also allows the owners of the LLC to put their equity interests in the LLC to the Bank, subject to certain limitations.

Effective July 1, 2003, the Bank adopted FIN 46. FIN 46 requires companies to identify variable interest entities and consolidate them if it is determined that the company is the primary beneficiary of the variable interest entity. Pursuant to FIN 46, the Bank consolidated the assets and liabilities of the LLC. As a result, property and equipment and minority interest on the Consolidated Balance Sheets each include $31.4 million at September 30, 2003 related to the Bank’s involvement with the LLC. See Note C.

Minority interest also includes the net cash proceeds received by a subsidiary of the Bank (the “REIT Subsidiary”) from the sale of $150.0 million of its Noncumulative Exchangeable Preferred Stock, Series A, par value $5,000 per share (the “REIT Preferred Stock”). Cash dividends on the REIT Preferred Stock are payable quarterly in arrears at an annual rate of 10 3/8%. The liquidation value of each share of REIT Preferred Stock is $50,000 plus accrued and unpaid dividends. Except under certain limited circumstances, the holders of the REIT Preferred Stock have no voting rights. The REIT Preferred Stock is automatically exchangeable for a new series of Preferred Stock of the Bank upon the occurrence of certain events.

The REIT Preferred Stock is redeemable at the option of the REIT subsidiary at any time on or after January 15, 2007, in whole or in part, at the following per share redemption prices plus accrued and unpaid dividends:

(In thousands)
If redeemed during the 12-month period beginning January 15,	Redemption Price
2007	$52.594
2008	$52.075
2009	$51.556
2010	$51.038
2011	$50.519
2012 and thereafter	$50.000

The Bank received OTS approval to include the net proceeds from the sale of the REIT Preferred Stock in the core capital of the Bank for regulatory capital purposes in an amount up to 25% of the Bank’s core capital. Dividends on the REIT Preferred Stock are presented as minority interest in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

33. INCOME TAXES—THE TRUST

The Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978.

The provisions for income taxes for the years ended September 30, 2003, 2002 and 2001, consist of the following:

	Year Ended September 30,
(In thousands)	2003	2002	2001
Current provision (benefit):
Federal	$1,257	$100	$3,720
State	2,809	1,563	1,595

	4,066	1,663	5,315

Deferred provision (benefit):
Federal	35,936	19,385	27,211
State	6,219	2,095	(5,438)

	42,155	21,480	21,773

Total	$46,221	$23,143	$27,088

Tax effect of other items:
Tax effect of other equity transactions	$1,894	$757	$495
Tax effect of net unrealized holding gains (losses) reported in stockholders’ equity	—	1,365	(1,365)

Total	$1,894	$2,122	$(870)

The Trust’s effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

	Year Ended September 30,
(In thousands)	2003	2002	2001
Computed tax at statutory Federal income tax rate	$45,657	$29,412	$33,243
Increase (reduction) in taxes resulting from:
Minority interest	(5,447)	(5,447)	(5,447)
Goodwill and other purchase accounting adjustments	—	70	70
Change in valuation allowance for deferred tax asset allocated to income tax expense	169	(923)	(6,565)
State income taxes	5,863	3,314	4,063
Tax credits	(977)	(1,583)	(206)
Other	956	(1,700)	1,930

	$46,221	$23,143	$27,088

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax asset (liability) were as follows:

	September 30,
(In thousands)	2003	2002
Deferred tax assets:
Unrealized gains on loans and investments, net	$21,606	$37,651
State net operating loss carry forwards	38,974	44,730
Provision for loan losses	24,519	16,763
Deferred compensation	13,942	11,026
Other	9,618	15,390

Gross deferred tax assets	108,659	125,560

Deferred tax liabilities:
Lease financing	(161,806)	(165,612)
Saul Holdings and Saul Centers	(46,145)	(45,322)
Property	(14,372)	(16,634)
Other	(39,990)	(13,403)

Gross deferred tax liabilities	(262,313)	(240,971)

Valuation allowance	(9,240)	(9,640)

Net deferred tax liability	$(162,894)	$(125,051)

The Trust establishes a valuation allowance against the gross deferred tax asset to the extent the Trust cannot determine that it is more likely than not that such assets will be realized through taxes available in carryback years, future reversals of existing taxable temporary differences or projected future taxable income. Such a valuation allowance has been established to reduce the gross deferred asset for state net operating loss carryforwards to an amount that is considered more likely than not to be realized. At the Bank, valuation allowances of $707,000 have been provided against net operating loss carryforwards of certain subsidiaries that do not generate sufficient stand-alone state taxable income. At the Trust, state net operating loss carryforwards in excess of state deferred tax liabilities are fully reserved due to expected future state tax losses.

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

Allocable shares of the overall tax liability are prorated among the members with taxable income calculated on a separate return basis. The agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce overall tax liability of the Trust’s affiliated group, such member will be reimbursed on a dollar-for-dollar basis by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. Under the tax sharing agreement, the Bank paid $11.5, $5.7 and $3.4 million, to the Trust during fiscal 2003, 2002 and 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

34. SHAREHOLDERS’ EQUITY—THE TRUST

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

The Trust paid preferred dividends of $12.0 million per year in fiscal 2003, 2002 and 2001. At September 30, 2003, 2002, and 2001, the amount of dividends in arrears on the preferred shares was $6.1 million ($11.90 per share), $12.7 million ($24.65 per share) and $19.3 million ($37.41 per share).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

35. INDUSTRY SEGMENT INFORMATION—THE TRUST

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the “Banking” sections of the accompanying financial statements.

	Year Ended September 30
(In thousands)	2003	2002	2001
INCOME
Hotels	$87,611	$88,043	$100,314
Office and industrial properties	39,121	38,923	40,399
Other	1,300	1,452	2,472

	$128,032	$128,418	$143,185

OPERATING PROFIT (LOSS) (1)
Hotels	$15,107	$16,034	$24,896
Office and industrial properties	20,688	21,011	21,805
Other	94	289	1,273

	35,889	37,334	47,974
Equity earnings of unconsolidated entities	7,248	8,811	7,169
Impairment loss on investments	(998)	(188)	(296)
Gain on sales of property	9,079	—	11,077
Interest and debt expense	(50,862)	(50,774)	(50,634)
Advisory fee, management and leasing fees—related parties	(12,426)	(12,452)	(11,762)
General and administrative	(2,823)	(2,279)	(4,195)

Operating loss	$(14,893)	$(19,548)	$(667)

IDENTIFIABLE ASSETS (AT YEAR END)
Hotels	$173,662	$179,322	$189,170
Office and industrial properties	126,102	128,917	114,270
Other	129,521	129,275	138,664

	$429,285	$437,514	$442,104

DEPRECIATION
Hotels	$12,358	$12,805	$11,840
Office and industrial properties	6,949	6,319	6,742
Other	23	23	18

	$19,330	$19,147	$18,600

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS
Hotels	$5,485	$1,987	$12,406
Office and industrial properties	3,956	6,284	23,180
Other	414	487	3,495

	$9,855	$8,758	$39,081

(1)	Operating profit (loss) includes income less direct operating expenses and depreciation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

36. CONDENSED FINANCIAL STATEMENTS—THE TRUST

These condensed financial statements reflect the Real Estate Trust and all its consolidated subsidiaries except for the Bank which has been reflected on the equity method.

CONDENSED BALANCE SHEETS

	September 30
(In thousands)	2003	2002
ASSETS
Income-producing properties	$441,248	$435,289
Accumulated depreciation	(166,243)	(149,981)

	275,005	285,308
Land parcels	42,425	44,020
Equity investment in bank	392,418	352,716
Cash and cash equivalents	18,979	13,963
Note receivable and accrued interest—related party	2,987	6,487
Other assets	89,726	87,573

TOTAL ASSETS	$821,540	$790,067

LIABILITIES
Mortgage notes payable	$322,437	$326,232
Notes payable—secured	203,800	201,750
Notes payable—unsecured	55,349	55,156
Accrued dividends payable—preferred shares of beneficial interest	6,139	12,721
Other liabilities and accrued expenses	65,131	67,517

Total liabilities	652,856	663,376

TOTAL SHAREHOLDERS’ EQUITY	168,684	126,691

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$821,540	$790,067

*	See Consolidated Statements of Shareholders’ Equity

CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended September 30
(In thousands)	2003	2002	2001
Total income	$128,032	$128,418	$143,185
Total expenses	(158,254)	(156,589)	(161,802)
Equity in earnings of unconsolidated entities, net	7,248	8,811	7,169
Gain on sales of property	9,079	—	11,077
Impairment loss on investments	(998)	(188)	(296)

Real estate operating income (loss)	(14,893)	(19,548)	(667)
Equity in earnings of bank	55,702	38,684	34,642

Total company operating income	40,809	19,136	33,975
Income tax provision (benefit)	(5,078)	(6,771)	56

TOTAL COMPANY NET INCOME	$45,887	$25,907	$33,919

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30
(In thousands)	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,887	$25,907	$33,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,330	19,147	18,600
Amortization of debt expense	2,028	1,847	1,717
Equity in earnings of bank	(55,702)	(38,684)	(34,642)
Equity in earnings of unconsolidated entities, net	(7,248)	(8,811)	(7,169)
Impairment loss on investments	998	188	296
Gain on sale of property	(9,079)	—	(11,077)
Deferred taxes	(657)	2,637	4,965
Increase in accounts receivable and accrued income	(3,346)	(12,150)	(5,026)
Increase (decrease) in accounts payable and accrued expenses	(3,465)	1,425	(5,711)
Dividends and tax sharing payments	27,460	21,667	16,200
Other	(2,435)	(2,245)	(2,875)

Net cash provided by operating activities	13,771	10,928	9,197

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures—properties	(9,855)	(8,758)	(22,546)
Property acquisitions	—	—	(16,535)
Property sales	11,306	9,650	10,074
Note receivable and accrued interest—related party Repayments	3,500	1,300	4,000
Equity investment in unconsolidated entities	4,213	3,508	2,935
Other investments	(1,864)	(3,271)	(2,226)
Other	—	(239)	3

Net cash provided by (used in) investing activities	7,300	2,190	(24,295)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage financing	46,000	14,562	50,978
Principal curtailments and repayments of mortgages	(48,600)	(18,261)	(32,442)
Proceeds from secured note financings	25,050	1,750	20,500
Repayments of secured note financings	(23,000)	(2,500)	(18,000)
Proceeds from sales of unsecured notes	5,539	7,601	9,310
Repayments of unsecured notes	(5,346)	(3,162)	(6,056)
Costs of obtaining financings	(1,705)	(1,005)	(1,461)
Purchase of treasury stock	(1,993)	—	—
Dividends paid—preferred shares of beneficial interest	(12,000)	(12,000)	(12,000)

Net cash provided by (used in) financing activities	(16,055)	(13,015)	10,829

Net increase (decrease) in cash and cash equivalents	5,016	103	(4,269)
Cash and cash equivalents at beginning of year	13,963	13,860	18,129

Cash and cash equivalents at end of year	$18,979	$13,963	$13,860

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The independent accountants are recommended by the Audit Committee and confirmed by the Board of Trustees. They consider the system of internal accounting controls, and perform such tests and other procedures as they deem necessary to express an opinion on the fairness of the financial statements related to accounting principles generally accepted in the United States. Management believes that the policies and procedures it has established provide reasonable assurance that its operations are conducted in conformity with law and a high standard of business conduct.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures that are designated to ensure that information required to be disclosed in the Trust’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of September 30, 2003. Based on the foregoing, the Company’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2003.

During the three months ended September 30, 2003 there were no significant changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Class One Trustees—Terms End at the 2006 Annual Meeting

Philip D. Caraci, age 65, was elected a Trustee in 2003 after his retirement. For the previous five years he served as Senior Vice President and Secretary of the Trust, Executive Vice President of Saul Company, Senior Vice President of the Advisor, Chairman of the Board of Saul Property Co., and a Director and President of Saul Centers.

Gilbert M. Grosvenor, age 72, has served as a Trustee since 1971. Mr. Grosvenor also serves as Chairman of the Board of Trustees of the National Geographic Society and as a Director of Chevy Chase, Saul Centers, Marriott International Corp., and Ethyl Corporation.

B. Francis Saul II, age 71, has served as a Chairman and Chief Executive Officer of the Trust since 1969 and as a Trustee since 1964. Mr. Saul also serves as President and Chairman of the Board of Directors of Saul Company, the Advisor, Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase Lake Corporation, as Chairman of the Board and Chief Executive Officer of Chevy Chase and Saul Centers, and as a Trustee of the National Geographic Society, the Brookings Institute, the Johns Hopkins Medicine Board and Washington College.

Mr. Saul is the father of B. Francis Saul III.

Class Two Trustees—Terms End at the 2004 Annual Meeting

George M. Rogers, Jr., age 70, has served as a Trustee since 1969. Mr. Rogers is a Senior Counsel in the law firm of Shaw Pittman LLP, Washington, DC, which serves as counsel to the Trust and Chevy Chase. Mr. Rogers serves as a Director of Chevy Chase, Saul Company, Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase Lake Corporation.

B. Francis Saul III, age 41, has served as a Trustee and Vice President of the Trust since 1997. Mr. Saul also serves as a Director and Vice Chairman of Chevy Chase and as a Director and/or Officer of Saul Company, the Advisor, Saul Property Co., Chevy Chase Property Company, Westminster Investing Corporation, and Saul Centers. He is also a Chairman of the Board of Children’s Hospital, and the Boys and Girls Club of Greater Washington. Mr. Saul is the son of B. Francis Saul II.

Class Three Trustees—Terms End at the 2005 Annual Meeting

Garland J. Bloom, Jr., age 72, has served as a Trustee since 1964. He is currently a real estate consultant. Mr. Bloom was formerly Executive Vice President and Principal of GMB Associates, Inc. (a real estate finance and management firm) from 1988 to 1990 and Vice Chairman and Chief Operating Officer of Smithy-Braedon Company (a real estate finance and management firm) from 1985 to 1987.

John R. Whitmore, age 70, has served as a Trustee since 1984. He also has served as Senior Advisor to The Bessemer Group, Incorporated (a financial management and banking firm) and its Bessemer Trust Company subsidiaries since 1998. Mr. Whitmore is a director of Chevy Chase, Chevy Chase Property Company, Saul Company and Saul Centers. During the period 1975-1998, Mr. Whitmore was President and Chief Executive Officer of Bessemer Group, Incorporated and its Bessemer Trust Company subsidiaries and a director of Bessemer Securities Corporation.

Executive Officers of the Trust Who Are Not Directors

Stephen R. Halpin, Jr., age 48, serves as Vice President and Chief Financial Officer of the Trust, and Senior Vice President and Chief Financial Officer of Saul Company. He also serves as Executive Vice President and Chief Financial Officer of Chevy Chase.

Timothy Hanlon, age 66, serves as General Counsel of the Trust and Executive Vice President and General Counsel of Chevy Chase.

Patrick T. Connors, age 41, has served as a Vice President of the Trust and Senior Vice President of Saul Company since January 2000. For the previous four years, he was an attorney with Shaw Pittman LLP, Washington, DC.

Ross E. Heasley, age 64, serves as Vice President of the Trust, Saul Company, the Advisor, Saul Property Co. and Saul Centers.

Henry Ravenel, Jr., age 69, serves as Vice President of the Trust, Saul Company, the Advisor and Saul Centers.

John A. Spain, age 40, has served as Vice President of the Trust and Saul Company since August 2001.

Committees of the Board of Trustees

The Board of Trustees met four times during fiscal 2003. Each member of the board attended at least 75% of the aggregate number of meetings of the board and of the committees of the board on which he served.

The Board of Trustees has two standing committees: the Audit Committee and the Executive Committee.

The Audit Committee is composed of Messrs. Bloom and Grosvenor. The Board of Trustees has determined that Mr. Bloom is an “audit committee financial expert” and is “independent” as such terms are defined in the Exchange Act and the rules and regulations thereunder. The Audit Committee’s duties include nominating the Trust’s independent auditors, discussing with them the scope of their examination of the Trust, reviewing with them the Trust’s financial statements and accompanying report, and reviewing their recommendations regarding internal controls and related matters. This committee met nine times during fiscal 2003.

The Executive Committee is composed of Messrs. Rogers, Saul II and Whitmore. It is empowered to oversee day-to-day actions of the Advisor and Saul Property Co. in connection with the operations of the Trust, including the acquisition, administration, sale or disposition of investments. This committee did not meet during fiscal 2003.

Trustees of the Trust are currently paid an annual retainer of $12,500 and a fee of $600 for each board or committee meeting attended. Trustees from outside the Washington, D.C. area are also reimbursed for out-of-pocket expenses in connection with their attendance at meetings. Mr. Saul II is not paid for attending Executive Committee meetings. For the fiscal year ended September 30, 2003, the Real Estate Trust paid total fees of $109,000 to the Trustees, including $15,000 to Mr. Saul II.

Code of Ethics

The Trust’s officers and trustees are governed by a code of ethics. The code of ethics will be made available free of charge to any person upon request.

ITEM 11. EXECUTIVE COMPENSATION

The Real Estate Trust pays no compensation to its executive officers for their services in such capacity. Mr. Saul II receives compensation from Chevy Chase for his services as the bank’s Chairman of the Board of Directors and Chief Executive Officer, Mr. Halpin receives compensation from Chevy Chase for his services as Executive Vice President and Chief Financial Officer, and since 2000, Mr. Saul III receives compensation from Chevy Chase for his services as Vice Chairman of the Board of Directors. No other executive officers of the Real Estate Trust received any compensation from the Real Estate Trust or its subsidiaries with respect to any of the fiscal years ended September 30, 2003, 2002 and 2001.

The following table sets forth the cash compensation paid by Chevy Chase to Mr. Saul II, Mr. Halpin, and Mr. Saul III for or with respect to the fiscal years ended September 30, 2003, 2002 and 2001 for all capacities in which they served during such fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Long-Term Compensation Payouts		All Other Compensation
B. Francis Saul II, Chairman and Chief Executive Officer of Chevy Chase	2003 2002 2001	$1,607,311 1,590,004 1,562,320	$1,550,000 1,240,000 1,550,000		$440,496 440,496 440,496	$753,545 431,260 384,731	(1) (2) (3)

Stephen R. Halpin, Jr., Executive Vice President and Chief Financial Officer of Chevy Chase	2003 2002 2001	$490,197 485,004 478,092	$72,750 58,200 71,250		$88,099 88,099 88,099	$156,673 89,731 75,487	(1) (2) (3)

B. Francis Saul III Vice Chairman of Chevy Chase	2003 2002 2001	$228,469 225,004 207,694	$33,750 23,000 30,000	$	— — —	$25,633 20,024 14,262	(1) (2) (3)

(1)	The total amounts shown in the “All Other Compensation” column for fiscal year 2003 consist of the following: (i) contributions made by Chevy Chase to its Supplemental Executive Retirement Plan on behalf of Mr. Saul II ($215,868), Mr. Halpin ($27,063) and Mr. Saul III ($15,733); (ii) the taxable benefit of premiums paid for group term insurance on behalf of Mr. Saul II ($14,466), Mr. Halpin ($1,698) and Mr. Saul III ($784); (iii) contributions to the B.F. Saul Company Employees Profit Sharing Retirement Plan (the Retirement Plan), a defined contribution plan, on behalf of Mr. Halpin ($12,000); and (iv) accrued earnings on awards previously made under Chevy Chase’s Deferred Compensation Plan on behalf of Mr. Saul II ($523,211), Mr. Halpin ($115,912), andMr. Saul III ($9,116).
(2)	The total amounts shown in the “All Other Compensation” column for fiscal year 2002 consist of the following: (i) contributions made by Chevy Chase to its Supplemental Executive Retirement Plan on behalf of Mr. Saul II ($193,230), Mr. Halpin ($25,878) and Mr. Saul III ($15,120); (ii) the taxable benefit of premiums paid for group term insurance on behalf of Mr. Saul II ($14,466), Mr. Halpin ($1,698) and Mr. Saul III ($744); (iii) contributions to the B.F. Saul Company Employees Profit Sharing Retirement Plan (the Retirement Plan), a defined contribution plan, on behalf of Mr. Halpin ($12,000); and (iv) accrued earnings on awards previously made under Chevy Chase’s Deferred Compensation Plan on behalf of Mr. Saul II ($223,564), Mr. Halpin ($50,155) and Mr. Saul III ($4,160).

(3)	The total amounts shown in the “All Other Compensation” column for fiscal 2001 consist of the following: (i) contributions made by Chevy Chase to its Supplemental Executive Retirement Plan on behalf of Mr. Saul II ($213,168), Mr. Halpin ($28,046), and Mr. Saul III ($14,262); (ii) the taxable benefit of premiums paid by Chevy Chase for group term insurance on behalf of Mr. Saul II ($14,466) and Mr. Halpin ($1,457); (iii) contributions to the Retirement Plan, a defined contribution plan, on behalf of Mr. Halpin ($10,200); and (iv) accrued earnings on awards previously made under Chevy Chase’s Deferred Compensation Plan on behalf of Mr. Saul II ($157,097) and Mr. Halpin ($35,784).

LONG-TERM INCENTIVE PLAN AWARDS. The following table sets forth certain information concerning the principal contributions (the “Principal Contributions”) credited by Chevy Chase to the accounts (the “Accounts”) of the executive officers named above for fiscal year 2001 under the bank’s Deferred Compensation Plan (the “Plan”).

LONG-TERM INCENTIVE PROGRAM—AWARDS IN LAST FISCAL YEAR

Name	Performance or Other Period Until Maturation or Payout	Estimated Future Payouts (1) Under Non-Stock Price-Based Plans
		Threshold	Target(2)	Maximum
B. Francis Saul II (3)	2004	$700,000	$1,511,248	$4,334,216

Stephen R. Halpin, Jr.	2011	$150,000	$323,839	$928,760

(1)	The estimated future payouts shown in the table are based on assumed performance rates for Chevy Chase during each year in the ten-year performance period. The actual payouts under the Plan may vary substantially from the payouts shown in the table, depending upon the actual rate of return on average assets for each fiscal year in the ten-year performance period ending September 30, 2011.
(2)	The Plan does not establish any target performance levels. The payout amounts shown in this column have been calculated assuming that Chevy Chase’s rate of return on average assets during each of the years in the performance period are the same as the rate of return during the fiscal year ended September 30, 2003.
(3)	The payout amounts shown for all participants are the estimated amounts that would be payable to such participants if their employment continued with Chevy Chase for the entire ten-year performance period of the Plan. During fiscal year 2002, Mr. Saul attained the age of 70, at which time he became fully vested in the account maintained for his benefit under the Plan for awards granted prior to fiscal year 2001.
Under the Plan, if Mr. Saul were to retire, he could elect to have Chevy Chase pay out the Net Contribution (as defined) in his account prior to the year 2011.

Certain of the awards credited by Chevy Chase to the Account maintained for the benefit of Mr. Saul under the Plan vested at the time Mr. Saul attained age 60 in 1992 and age 70 in 2002. Certain other awards credited by Chevy Chase to the Account maintained for the benefit of Mr. Saul will vest upon the earlier of:

•	five years after the date of the award,

•	his attainment of the age of 72 in 2004,

•	his death, or

•	his total or permanent disability, or a change in control of Chevy Chase (as defined in the Plan).

Accordingly, as of September 30, 2003, Mr. Saul was fully vested in the Account maintained for his benefit under the Plan for awards granted prior to fiscal year 2001. As of that date, the vested Account balance maintained for Mr. Saul’s benefit under the Plan was $5,489,185. As of September 30, 2003, the following individuals have vested amounts that are payable within 120 days after September 30, 2003: Mr. Saul ($440,496); Mr. Halpin ($88,099).

The Plan provides that, as of the end of each fiscal year in the ten-year period ending September 30, 2011 (or the executive officer’s earlier termination of employment with Chevy Chase), Chevy Chase will add to or deduct from each executive officer’s Account a contribution or deduction, as the case may be, which represents the hypothetical interest (which may be positive or negative) earned on the Principal Contribution, based on the bank’s rate of return on average assets (as computed under the Plan) for the fiscal year then ended. (The Principal Contribution, plus or minus any interest credited or deducted, is referred to as the “Net Contribution.”)

Executive officers are entitled to receive the Net Contribution in their respective Account only upon full or partial vesting. Plan participants become fully vested in their Account under the Plan, provided that they remain continuously employed by Chevy Chase during the vesting period, upon the earliest to occur of any of the following:

•	September 30, 2011;

•	attainment of age 63;

•	death;

•	total and permanent disability; or

•	a change in control of Chevy Chase (as defined in the Plan).

Plan participants become partially vested, to the extent of 50% of the Net Contribution in the Account, upon the termination of their employment by Chevy Chase without cause (as defined in the Plan) after September 30, 2006.

Payouts are made under the Plan within 120 days after September 30, 2011, or the earlier termination of the executive officer’s employment with Chevy Chase, provided that vesting or partial vesting has occurred under the Plan.

OTHER COMPENSATION AGREEMENTS. Mr. Halpin has entered into an agreement with Chevy Chase entitled “Agreement For Executive Level Officers Governing Confidentiality, Nonsolicitation, Ownership of Certain Works and Termination Upon Change in Control” under which the executive officer has agreed not to compete with, solicit customers of or solicit the employees of Chevy Chase for stated periods following any termination of employment with Chevy Chase. In addition, Chevy Chase agrees to pay the executive a specified amount if the executive is terminated without cause in the three-year period following a change of control of Chevy Chase. The amount payable varies depending upon the executive’s base compensation and most recent bonus, the length of the executive’s employment with Chevy Chase and the per share price at which the triggering change of control has occurred.

Mr. Halpin also has entered into “Special Retirement Compensation Agreements” under which the executive could receive an amount up to three times his base compensation if he retires from Chevy Chase after reaching age 65.

Report of the Chevy Chase Compensation Committee

The Compensation Committee of Chevy Chase reviews compensation of Chevy Chase’s senior officers, which include Messrs. Saul II, Saul III and Halpin. The components of compensation reviewed by the Committee include salary, bonuses and deferred compensation. Because Chevy Chase’s common stock is privately held, Chevy Chase does not offer stock options as part of its compensation program. As part of its review of compensation, the Committee considers a variety of factors, including each individual’s tenure, level of responsibility and performance, as well as factors relating to the overall performance of Chevy Chase, the results of regulatory examinations, and Chevy Chase’s overall compliance status.

The Committee also informs itself generally of executive level compensation of banks of comparable size to Chevy Chase. In determining compensation of Chevy Chase’s senior officers, the Committee seeks to maintain a competitive position in the marketplace, taking into account that Chevy Chase does not offer equity based compensation programs.

With respect to officers other than Mr. Saul II, the Committee takes into account the recommendations of MR. Saul II. The Committee is aware that Mr. Saul II is, indirectly, a significant shareholder of Chevy Chase and thus has a strong incentive to act in the best interest of the shareholders. Mr. Saul II does not participate in the discussion of his own compensation and similarly abstains from voting on his own compensation.

The Committee has not adopted any specific policies concerning the relationship of corporate performance to executive compensation. Instead, the Committee follows a more flexible approach which it believes to be better suited to the specific circumstances of Chevy Chase.

Members of the Chevy Chase Compensation Committee

Garland P. Moore, Jr., Chair
George M. Rogers, Jr.
B. Francis Saul II

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of December 19, 2003, concerning beneficial ownership of Common Shares and preferred shares of beneficial interest, referred to in this report as the “Preferred Shares,” by (a) each person known by the Trust to be the beneficial owner of more than 5% of the Common Shares and the Preferred Shares, (b) each member of the Board of Trustees, (c) each executive officer of the Trust named in the Summary Compensation Table under “Item 11. Executive Compensation” and (d) all trustees and executive officers of the Trust as a group.

Name of Beneficial Owner	Aggregate Number of Shares Beneficially Owned (1)	Percent of Class (1)
B. Francis Saul II	Preferred: 516,000 (2)	100.00%
	Common: 4,807,510 (3)	100.00%
All Trustees and executive officers as a group (9 persons)	Preferred: 516,000 (2)	100.00%
	Common: 4,807,510	100.00%

(1)	Beneficial owner and percent of class are calculated pursuant to rule 13d-3 under the Securities Exchange Act of 1934.
(2)	Consists of Preferred Shares owned of record by Saul Company and other companies of which Mr. Saul is an officer, director and/or more than 10% shareholder, comprising 270,000 Preferred Shares owned by Saul Company, 90,000 Preferred Shares owned by Franklin Development Company, Inc., 90,000 Preferred Shares owned by The Klingle Corporation, and 66,000 Preferred Shares owned by Westminster Investing Corporation. The address of each person listed in this footnote is 7501 Wisconsin Avenue, Bethesda, Maryland 20814. Pursuant to Rule 13d-3, the Preferred Shares described above are considered to be beneficially owned by Mr. Saul because he has or may be deemed to have sole or shared voting and/or investment power in respect thereof.
(3)	Consists of Common Shares owned of record by Saul Company and other companies of which Mr. Saul is an officer and director and/or more than 10% shareholder, comprising 1,125,739 Common Shares owned by Westminster Investing Corporation, 43,673 Common Shares owned by Derwood Investment Corporation, a subsidiary of Westminster Investing Corporation, 34,400 Common Shares owned by Somerset Investment Company, Inc., a subsidiary of Westminster Investing Corporation, 2,751,662 Common Shares owned by Saul Company, 283,400 Common Shares owned by Columbia Securities Company of Washington, D.C., 172,918 Common Shares owned by Franklin Development Company, Inc., and 395,718 Common Shares owned by The Klingle Corporation. The address of each person listed in this footnote is 7501 Wisconsin Avenue, Bethesda Maryland 20814. Pursuant to Rule 13d-3, the Common Shares described above are considered to be beneficially owned by Mr. Saul because he has or may be deemed to have sole or shared voting and/or investment power in respect thereof.

The Preferred Shares were issued in June 1990 in connection with the transaction in which the Trust increased its equity interest in Chevy Chase from 60% to 80%. The dividend rate on the Preferred Shares is $10.50 per share per annum. Dividends are cumulative and are payable annually or at such other times as the Trustees may determine, as and when declared by the Trustees out of any assets legally available therefor. The Preferred Shares have a liquidation preference of $100 per share. Subject to limits in certain of the Trust’s loan agreements, the Preferred Shares are subject to redemption at the option of the Trust at a redemption price equal to their liquidation preference. Except as otherwise required by applicable law, the holders of Preferred Shares are entitled to vote only in certain limited situations, such as the merger of the Trust or a sale of all or substantially all of the assets of the Trust.

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

Transactions with Saul Company and its Subsidiaries. The Real Estate Trust is managed by the Advisor, a wholly owned subsidiary of Saul Company. The Advisor is paid a fixed monthly fee subject to annual review by the trustees. The monthly fee was $458,000 for fiscal 2003. The advisory contract has been extended until September 30, 2004, and will continue thereafter unless cancelled by either party at the end of any contract year. The monthly fee for fiscal 2004 will be $472,000. Certain loan agreements prohibit termination of this contract.

Saul Company and Saul Property Co., a wholly owned subsidiary of Saul Company, provide services to the Real Estate Trust in the areas of commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. Fees to the two companies amounted to $6.9 million in fiscal 2003.

The Real Estate Trust reimburses the Advisor and Saul Property Co. for costs and expenses incurred in connection with the acquisition and development of real property on behalf of the Real Estate Trust, in-house legal expenses, and all travel expenses incurred in connection with the affairs of the Real Estate Trust.

The Real Estate Trust pays the Advisor fees equal to 2% of the principal amount of publicly offered unsecured notes as they are issued to offset the Advisor’s costs of administering the program. The Advisor received $251,000 in such fees in fiscal 2003.

B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of Saul Company, is a general insurance agency that receives commissions and counter-signature fees in connection with the Real Estate Trust’s insurance program. Such commissions and fees amounted to approximately $302,000 in fiscal 2003.

At October 1, 2001, the Real Estate Trust had an unsecured note receivable from Saul Company with an outstanding balance of $7.8 million. During fiscal 2002 and 2003, curtails of $1.3 and $3.5 million were paid. Interest on the loan is computed by reference to a floating rate index. At September 30, 2003, the total due the Real Estate Trust was $3.0 million. Interest accrued on this note amounted to $151,000 in fiscal 2003.

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

Transactions with Saul Centers.

Shared Services. The Trust shares with Saul Centers certain ancillary functions at cost, such as computer and payroll services, benefits administration, certain other direct and indirect administrative payroll and in-house legal services. In addition, the Trust shares insurance expense with Saul Centers on a pro rata basis. The Trust believes that the amounts allocated to it for such shared services represent a fair allocation between the Trust and Saul Centers.

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

Reimbursement Agreement. Pursuant to a reimbursement agreement among the partners of the Saul Holdings Partnership and certain of their affiliates, the Real Estate Trust and two of its subsidiaries have agreed to reimburse Saul Centers and the other partners in the event the Saul Holdings Partnership fails to make payments with respect to certain portions of its debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. As of September 30, 2003, the maximum potential obligation of the Real Estate Trust and its subsidiaries under the agreement was $115.5 million. See Note 3 to the Consolidated Financial Statements in this report. The Real Estate Trust believes that Saul Holdings Partnership will be able to make all payments due with respect to its debt obligations.

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

Remuneration of Trustees and Officers. For fiscal 2003, the Trust paid the trustees $109,000 in fees for their services. See “Item 10. Trustees and Executive Officers of the Trust.” No compensation was paid to the officers of the Trust for acting as such; however, Mr. Saul II was paid by Chevy Chase for his services as the bank’s Chairman and Chief Executive Officer, Mr. Halpin was paid by Chevy Chase for his services as Executive Vice President and Chief Financial Officer, and Mr. Saul III was paid by Chevy Chase for his services as Vice Chairman. See “Item 11. Executive Compensation.” Messrs. Grosvenor, Rogers, Saul II and Saul III receive compensation for their services as directors of Chevy Chase and Messrs. Rogers, Saul II, Saul III and Whitmore and all of the officers of the Real Estate Trust receive compensation from Saul Company and/or its affiliated corporations as directors or officers thereof.

Related Party Rents. The Real Estate Trust leases space to Chevy Chase and the Saul Property Co. at two of its income-producing properties. Minimum rents and expense recoveries paid under these leases amounted to approximately $5.3 million in fiscal 2003. Chevy Chase leases space in several of the shopping centers owned by Saul Centers. The total rental payments made to Saul Centers by Chevy Chase in fiscal 2003 was $1.4 million. On September 24, 2001 Chevy Chase entered into an agreement to lease to Saul Company approximately 46,000 square feet of office space at its new corporate headquarters at 7501 Wisconsin Avenue, Bethesda, Maryland. Total payments under the lease for fiscal 2003 were $1.9 million. In addition, Chevy Chase has retained Saul Company as its leasing agent to secure tenants for additional space that will be available in the new corporate headquarters. The Trust believes that these leases have comparable terms to leases that would have been entered into with unaffiliated parties.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

1. Financial Statements

The following consolidated financial statements of the Trust are incorporated by reference in Part II, Item 8.

(a)	Report of Independent Auditors.

(b)	Consolidated Balance Sheets—As of September 30, 2003 and 2002.

(c)	Consolidated Statements of Operations—For the years ended September 30, 2003, 2002 and 2001.

(d)	Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity—For the years ended September 30, 2003, 2002 and 2001.

(e)	Consolidated Statements of Cash Flows—For the years ended September 30, 2003, 2002 and 2001.

(f)	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules and Supplementary Data

(a) Schedules of the Real Estate Trust:

Schedule I—Condensed Financial Information—For the years ended September 30, 2003, 2002 and 2001.

Schedule III—Consolidated Schedule of Investment Properties As of September 30, 2003.

(b) Reports on Form 8-K

None.

(c) Exhibits

EXHIBITS	DESCRIPTION
3. ORGANIZATIONAL DOCUMENTS

(a)	Second Amended and Restated Declaration of Trust filed with the Maryland State Department of Assessments and Taxation on May 23, 2002 as Exhibit 3(a) to Registration Statement 333-70753 is hereby incorporated by reference.

(b)	Second Amended and Restated By-Laws of the Trust dated as of May 23, 2002 as Exhibit 3(b) to Registration Statement 333-70753 is hereby incorporated by reference.

4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

(a)	Indenture dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, with respect to the Trust’s 9 3/4% Series B Senior Secured Notes due 2008, as filed as Exhibit 4(a) to Registration Statement 333-49937 is hereby incorporated by reference.

(b)	Indenture with respect to the Trust’s Senior Notes Due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration No. 33-19909 is hereby incorporated by reference.

(c)	First Supplemental Indenture with respect to the Trust’s Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit T-3C to the Trust’s Form T-3 Application for Qualification of Indentures under the Trust Indenture Act of 1939 (File No. 22-20838) is hereby incorporated by reference.

EXHIBITS	DESCRIPTION
(d)	Indenture with respect to the Trust’s Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration Statement No. 33-9336 is hereby incorporated by reference.

(e)	Fourth Supplemental Indenture with respect to the Trust’s Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration Statement No. 2-95506 is hereby incorporated by reference.

(f)	Third Supplemental Indenture with respect to the Trust’s Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration Statement No. 2-91126 is hereby incorporated by reference.

(g)	Second Supplemental Indenture with respect to the Trust’s Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration Statement No. 2-80831 is hereby incorporated by reference.

(h)	Supplemental Indenture with respect to the Trust’s Senior Notes due from One Year to Ten Years from Date of Issue as filed as Exhibit 4(a) to Registration Statement No. 2-68652 is hereby incorporated by reference.

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
No. 333-70753 is hereby incorporated by reference.

10. MATERIAL CONTRACTS

(a)	Amended and Restated Advisory Contract by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company effective October 1, 1992, as amended, as filed as Exhibit 10(a) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(b)	Assignment and Guaranty Agreement effective May 1, 1972 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(c)	Commercial Property Leasing and Management Agreement effective October 1, 1982 between the Trust and B.F. Saul Property Company filed as Exhibit 10(b) to Registration Statement No. 2-80831 is hereby incorporated by reference.

(d)	Amendments to Commercial Property Leasing and Management Agreement between the Trust and B.F. Saul Property Company dated as of December 31, 1992 (Amendment No. 5), July 1, 1989 (Amendment No. 4), October 1, 1986 (Amendment No. 3), January 1, 1985 (Amendment No. 2) and July 1, 1984 (Amendment No. 1) filed as Exhibit 10(o) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(e)	Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

EXHIBITS	DESCRIPTION

(f)	First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(g)	Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Bank, F.S.B. and certain real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(h)	Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

(i)	Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(j)	First Amendment to Registration Rights and Lock-Up Agreement dated September 29, 1999 by and among Saul Centers, Inc., the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, Franklin Property Company and Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(k)	Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company, Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.

(l)	Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., B.F. Saul Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended March 31, 2000 is hereby incorporated by reference.

(m)	Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

(n)	Note Administration Fee Agreement dated as of February 8, 2002, between the Trust and B.F. Saul Advisory Company L.L.C., as filed as Exhibit 10(n) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended December 31, 2001 is hereby incorporated by reference.

21.	List of Subsidiaries of the Trust (filed herewith).

31.	Rule 13a—14(a)/15d—14(a) Certifications of Principal Executive Officer and Chief Financial Officer (filed herewith).

32.	Section 1350 Certifications of Principal Executive Officer and Chief Financial Officer (filed herewith).

SCHEDULE I

B.F. SAUL REAL ESTATE INVESTMENT TRUST

CONDENSED FINANCIAL INFORMATION

(a)	Required condensed financial information on the Trust is disclosed in the audited consolidated financial statements included herewith.

(b)	Amounts of cash dividends paid to the Trust by consolidated subsidiaries were as follows:

Year Ended September 30
2003	2002	2001
$16,000,000	$16,000,000	$12,800,000

SCHEDULE III

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

September 30, 2003

(Dollars in Thousands)

	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisition	Basis at Close of Period
			Land	Buildings and Improvements	Total
Hotels
Courtyard—Tysons Corner, McLean VA	$31,077	$(416)	$843	$29,818	$30,661
Crown Plaza—National Airport, Arlington VA	26,979	5,685	4,229	28,435	32,664
Hampton Inn—Dulles Airport, Sterling VA	—	6,786	290	6,496	6,786
Hampton Inn—Dulles Town Center, Sterling VA	11,379	—	795	10,584	11,379
Holiday Inn, Cincinnati OH	6,859	3,853	245	10,467	10,712
Holiday Inn—Dulles Airport, Sterling VA	6,950	22,241	862	28,329	29,191
Holiday Inn, Gaithersburg MD	3,849	16,301	1,781	18,369	20,150
Holiday Inn—National Airport, Arlington VA	10,187	7,590	1,183	16,594	17,777
Holiday Inn, Pueblo CO	3,458	2,636	542	5,552	6,094
Holiday Inn—Rochester Airport, Rochester NY	3,340	10,721	605	13,456	14,061
Holiday Inn—Tysons Corner, McLean VA	6,976	14,892	2,265	19,603	21,868
Holiday Inn Express, Herndon VA	5,259	506	1,178	4,587	5,765
Holiday Inn Select, Auburn Hills MI	10,450	2,295	1,031	11,714	12,745
SpringHill Suites, Boca Raton FL	10,942	356	1,220	10,078	11,298
TownePlace Suites, Boca Raton FL	7,527	(25)	869	6,633	7,502
TownePlace Suites—Dulles Airport, Sterling VA	5,849	154	219	5,784	6,003
TownePlace Suites—Ft. Lauderdale FL	7,059	(41)	420	6,598	7,018
TownePlace Suites, Gaithersburg MD	6,382	4	107	6,279	6,386

Subtotal—Hotels	$164,522	$93,538	$18,684	$239,376	$258,060

Commercial
900 Circle 75 Pkway, Atlanta GA	$33,434	$3,794	$563	$36,665	$37,228
1000 Circle 75 Pkway, Atlanta GA	2,820	1,529	248	4,101	4,349
1100 Circle 75 Pkway, Atlanta GA	22,746	3,068	419	25,395	25,814
8201 Greensboro, Tysons Corner VA	28,890	4,559	1,633	31,816	33,449
Commerce Ctr-Ph II, Ft Lauderdale FL	4,266	588	782	4,072	4,854
Dulles North, Loudoun County VA	5,882	54	507	5,429	5,936
Dulles North Two, Loudoun County VA	7,729	103	404	7,428	7,832
Dulles North Four, Loudoun County VA	11,093	189	2,208	9,074	11,282
Dulles North Five, Loudoun County VA	5,078	(76)	535	4,467	5,002
Dulles North Six, Loudoun County VA	2,667	17	257	2,427	2,684
Loudoun Tech Center I, Loudoun County VA	5,334	77	1,075	4,336	5,411
Sweitzer Lane, Laurel MD	13,703	—	3,701	10,002	13,703
Tysons Park Place, Tysons Corner VA	21,811	1,030	2,453	20,388	22,841

Subtotal—Commercial	$165,453	$14,932	$14,785	$165,600	$180,385

	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisition	Basis at Close of Period
			Land	Buildings and Improvements	Total
Purchase—Leasebacks and other
Chateau di Jon, Metairie, LA	$1,125	$—	$1,125	$—	$1,125
Country Club, Knoxville, TN	500	(22)	478	—	478
Houston Mall, Warner Robbins, GA	650	—	650	—	650
Old National, Atlanta, GA (Other)	550	—	550	—	550

Subtotal—Purchase-Leasebacks and other	$2,825	$(22)	$2,803	$—	$2,803

Total Income-Producing Properties	$332,800	$108,448	$36,272	$404,976	$441,248

Land Parcels
Arvida Park of Commerce, Boca Raton, FL	$7,378	(1,945)	$5,433	$—	$5,433
Cedar Green, Loudoun Co., VA	3,314	34	2,832	516	3,348
Church Road, Loudoun Co., VA	2,586	2,200	4,786	—	4,786
Circle 75, Atlanta, GA	12,927	3,601	16,050	478	16,528
Holiday Inn—Auburn Hills, Auburn Hills MI	218	—	218	—	218
Holiday Inn—Rochester, Roch., NY	68	—	68	—	68
Overland Park, Overland Park, KA	3,771	726	4,497	—	4,497
Prospect Indust. Pk, Ft. Laud., FL	2,203	(1,943)	260	—	260
Sterling Blvd., Loudoun Co., VA	505	4,083	2,618	1,970	4,588
Tysons Park Place II, Fairfax, VA	—	2,699	—	2,699	2,699

Subtotal	$32,970	$9,455	$36,762	$5,663	$42,425

Total Investment Properties	$365,770	$117,903	$73,034	$410,639	$483,673

	Accumulated Depreciation	(1) Related Debt	Date of Construction	Date Acquired/ Transferred	Buildings and Improvements Depreciable Lives (Years)
Hotels
Courtyard—Tysons Corner, McLean VA	$5,238	$26,295	2000	12/00	40
Crown Plaza—National Airport, Arlington VA	7,147	16,222	1959	12/97	39
Hampton Inn—Dulles Airport, Sterling VA	3,177	6,161	1987	4/87	31.5
Hampton Inn—Dulles Town Center, Sterling VA	2,630	7,980	2000	11/00	40
Holiday Inn, Cincinnati OH	6,734	5,565	1975	2/76	40
Holiday Inn—Dulles Airport, Sterling VA	18,335	12,168	1971	11/84	28
Holiday Inn, Gaithersburg MD	10,060	6,689	1972	6/75	45
Holiday Inn—National Airport, Arlington VA	9,866	11,558	1973	11/83	30
Holiday Inn, Pueblo CO	3,558	4,187	1973	3/76	40
Holiday Inn—Rochester Airport, Rochester NY	8,040	13,028	1975	3/76	40
Holiday Inn—Tysons Corner, McLean VA	10,376	15,247	1971	6/75	47
Holiday Inn Express, Herndon VA	1,143	4,617	1987	10/96	40
Holiday Inn Select, Auburn Hills MI	3,922	11,465	1989	11/94	31.5
SpringHill Suites, Boca Raton FL	1,495	5,962	1999	9/99	40
TownePlace Suites, Boca Raton FL	916	5,406	1999	6/99	40
TownePlace Suites—Dulles Airport, Sterling VA	950	6,205	1998	8/98	40
TownePlace Suites—Ft. Lauderdale FL	916	4,434	1999	10/99	40
TownePlace Suites, Gaithersburg MD	918	4,727	1999	6/99	40

Subtotal—Hotels	$95,421	$167,916

	Accumulated Depreciation	(1) Related Debt	Date of Construction	Date Acquired/ Transferred	Buildings and Improvements Depreciable Lives (Years)
Commercial
900 Circle 75 Pkway, Atlanta GA	$19,390	$22,259	1985	12/85	35
1000 Circle 75 Pkway, Atlanta GA	2,748	4,758	1974	4/76	40
1100 Circle 75 Pkway, Atlanta GA	14,778	12,401	1982	9/82	40
8201 Greensboro, Tysons Corner VA	15,578	35,520	1985	4/86	35
Commerce Ctr-Ph II, Ft Lauderdale FL	2,052	3,615	1986	1/87	35
Dulles North, Loudoun County VA	2,304	4,787	1990	10/90	31.5
Dulles North Two, Loudoun County VA	1,685	8,256	1999	10/99	40
Dulles North Four, Loudoun County VA	1,116	8,765	2002	4/02	40
Dulles North Five, Loudoun County VA	625	6,490	2000	3/00	40
Dulles North Six, Loudoun County VA	244	4,736	2000	10/00	40
Loudoun Tech Center I, Loudoun County VA	197	3,912	2001	12/01	40
Sweitzer Lane, Laurel MD	729	10,506	1995	11/00	40
Tysons Park Place, Tysons Corner VA	9,325	29,223	1976	12/99	30

Subtotal—Commercial	$70,771	$155,228

	Accumulated Depreciation		Related Debt		Date of Construction	Date Acquired/ Transferred
Purchase—Leasebacks
Chateau di Jon, Metairie, LA	$		$			11/73
Country Club, Knoxville, TN						5/76
Houston Mall, Warner Robbins, GA						2/72
Old National, Atlanta, GA						8/71

Subtotal—Purchase—Leasebacks	$		$

Total Income-Producing Properties		$166,192		$323,144

Land Parcels
Arvida Park of Commerce, Boca Raton, FL		$—		$—		12/84 & 5/85
Cedar Green, Loudoun Co., VA		—		—		10/00
Church Road, Loudoun Co., VA		—		—		9/84 & 4/85
Circle 75, Atlanta, GA		51		—		2/77 & 1/84
Flagship Centre, Rockville, MD		—		—		8/85
Holiday Inn—Auburn Hills, Auburn Hills MI		—		—		7/97
Holiday Inn—Rochester, Roch., NY		—		—		9/86
Overland Park, Overland Park, KA		—		—		1/77 & 2/85
Prospect Indust. Pk, Ft. Laud., FL		—		—		10/83 & 8/84
Sterling Blvd., Loudoun Co., VA		—		—		4/84, 2/00 & 3/00

Subtotal		$51		$—

Total Investment Properties		$166,243		$323,144

NOTES:

(1)	Includes hotel capital lease obligations of approximately $700,000.
(2)	See Summary of Significant Accounting Policies for basis of recording investment properties and computing depreciation. Investment properties are discussed in Note 3 to Consolidated Financial Statements.
(3)	A reconciliation of the basis of investment properties and accumulated depreciation follows.

BASIS OF INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

(In thousands)

	For The Year Ended September 30
	2003	2002	2001
Basis of investment properties
Balance at beginning of period	$479,309	$455,478	$402,149
Additions (reductions) during the period:
Capital expenditures and property acquisitions from nonaffiliates	10,220	6,033	25,536
Sales to nonaffiliates	(1,873)	(22)	(7,678)
Transferred from construction in progress, net	—	18,407	44,246
Other	(3,983)	(587)	(8,775)

Balance at end of period	$483,673	$479,309	$455,478

Accumulated depreciation
Balance at beginning of period	$149,981	$131,659	$124,184
Additions (reductions) during the period:
Depreciation expense	19,330	19,147	18,600
Sales to nonaffiliates	—	—	(2,309)
Other	(3,068)	(825)	(8,816)

Balance at end of period	$166,243	$149,981	$131,659

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B.F. SAUL REAL ESTATE INVESTMENT TRUST

December 19, 2003	By:	/s/ B. FRANCIS SAUL II

B. Francis Saul II Chairman of the Board

Pursuant to the requirements of the Securities Exchanges Act of 1934. This report had been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates shown. Each person whose signature appears below hereby constitutes and appoints Stephen R. Halpin, Jr. and John A. Spain as his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent of his substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

B. FRANCIS SAUL II B. Francis Saul II	Trustee, Chairman of the Board (Principal Executive Officer)	December 19, 2003

STEPHEN R. HALPIN, JR. Stephen R. Halpin, Jr.	Vice President and Chief Financial Officer (Principal Financial Officer)	December 19, 2003

JOHN A. SPAIN John A. Spain	Vice President (Acting Principal Accounting Officer)	December 19, 2003

PHILIP D. CARACI Philip D. Caraci	Trustee	December 19, 2003

GARLAND J. BLOOM, JR. Garland J. Bloom, Jr.	Trustee	December 19, 2003

GILBERT M. GROSVENOR Gilbert M. Grosvenor	Trustee	December 19, 2003

GEORGE M. ROGERS, JR. George M. Rogers, Jr.	Trustee	December 19, 2003

B. FRANCIS SAUL III B. Francis Saul III	Trustee	December 19, 2003

JOHN R. WHITMORE John R. Whitmore	Trustee	December 19, 2003