Form 10-Q
period 2003-12-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2004-02-17
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12-2). Yes ☐ No ☒

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of February 13, 2004, was 4,807,510.

Item 1.	Financial Statements

Consolidated Balance Sheets

B. F. SAUL REAL ESTATE INVESTMENT TRUST

(In thousands)	December 31, 2003	September 30, 2003
	(Unaudited)
ASSETS
Real Estate
Income-producing properties
Hotel	$261,667	$258,060
Office and industrial	181,293	180,385
Other	2,803	2,803

	445,763	441,248
Accumulated depreciation	(170,818)	(166,243)

	274,945	275,005
Land parcels	42,512	42,425
Investment in Saul Holdings and Saul Centers	55,145	53,383
Cash and cash equivalents	5,926	18,979
Note receivable and accrued interest — related party	2,987	2,987
Other assets	38,054	36,506

Total real estate assets	419,569	429,285

Banking
Cash and other deposits	546,314	414,627
Federal funds sold and securities purchased under agreements to resell	250,000	—
Loans held for securitization and/or sale	2,021,473	1,378,831
Investment securities (market value $46,363 and $46,531, respectively)	46,189	46,345
Mortgage-backed securities (market value $429,990 and $490,764, respectively)	419,851	478,392
Loans receivable (net of allowance for losses of $60,879 and $58,397, respectively)	7,481,092	7,559,557
Federal Home Loan Bank stock	122,347	107,374
Real estate held for investment or sale (net of allowance for losses of $202 for both periods)	19,676	22,745
Property and equipment, net	475,304	490,731
Automobiles subject to lease, net	745,213	855,410
Goodwill and other intangible assets, net	24,233	24,329
Interest only strips receivable, net	157,345	139,781
Other assets	294,727	261,318

Total banking assets	12,603,764	11,779,440

TOTAL ASSETS	$13,023,333	$12,208,725

LIABILITIES
Real Estate
Mortgage notes payable	$319,550	$322,437
Notes payable - secured	202,000	203,800
Notes payable - unsecured	55,282	55,349
Accrued dividends payable - preferred shares of beneficial interest	7,493	6,139
Other liabilities and accrued expenses	58,679	65,131

Total real estate liabilities	643,004	652,856

Banking
Deposit accounts	8,277,147	8,100,505
Borrowings	223,903	168,314
Federal Home Loan Bank advances	2,446,937	1,987,469
Other liabilities	447,984	533,137
Capital notes — subordinated	425,000	250,000

Total banking liabilities	11,820,971	11,039,425

Commitments and contingencies
Minority interest held by affiliates	97,380	98,062
Minority interest — other	295,891	249,698

TOTAL LIABILITIES	12,857,246	12,040,041

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized, 6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	109,827	112,424

	209,928	212,525
Less cost of 1,834,088 common shares of beneficial interest in treasury	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	166,087	168,684

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,023,333	$12,208,725

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(In thousands, except per share amounts)	2003	2002
REAL ESTATE
Income
Hotels	$21,131	$20,229
Office and industrial (including $1,246 and $1,221 of rental income from banking segment, respectively)	9,343	9,754
Other	328	290

Total income	30,802	30,273

Expenses
Direct operating expenses:
Hotels	14,910	14,326
Office and industrial properties	2,827	2,750
Land parcels and other	286	290
Interest expense	12,382	12,499
Amortization of debt expense	193	255
Depreciation	4,575	4,863
Advisory, management and leasing fees - related parties	3,088	2,992
General and administrative	311	618

Total expenses	38,572	38,593

Equity in earnings (losses) of unconsolidated entities:
Saul Holdings and Saul Centers	2,056	2,377
Other	(124)	—

REAL ESTATE OPERATING LOSS	$(5,838)	$(5,943)

BANKING
Interest income
Loans	$97,036	$105,816
Mortgage-backed securities	5,322	12,801
Trading securities	572	1,161
Investment securities	263	303
Other	1,413	1,819

Total interest income	104,606	121,900

Interest expense
Deposit accounts	14,138	24,384
Borrowings	32,298	31,968

Total interest expense	46,436	56,352

Net interest income	58,170	65,548
Provision for loan losses	(5,922)	(9,923)

Net interest income after provision for loan losses	52,248	55,625

Other income
Deposit servicing fees	31,300	30,774
Servicing and securitization income	31,481	17,239
Automobile rental income, net	46,511	62,406
Gain on mortgage banking activities	5,661	2,749
Income on real estate held for investment or sale, net	338	5,762
Other	10,815	8,827

Total other income	126,106	127,757

Continued on following page.

Consolidated Statements of Operations (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(In thousands, except per share amounts)	2003	2002
BANKING (Continued)
Operating expenses
Salaries and employee benefits	$54,525	$51,600
Sevicing assets amortization and other loan expenses	9,722	12,342
Property and equipment (including $1,246 and $1,221 of rental expense paid to real estate segment, respectively)	9,679	9,972
Marketing	2,789	1,313
Data processing	8,942	8,622
Depreciation and amortization	45,680	56,052
Deposit insurance premiums	306	316
Other	15,743	14,745

Total operating expenses	147,386	154,962

BANKING OPERATING INCOME	$30,968	$28,420

TOTAL COMPANY
Operating income	$25,130	$22,477
Income tax provision	8,436	7,596

Income before minority interest	16,694	14,881
Minority interest held by affiliates	(518)	(2,489)
Minority interest — other	(17,931)	(6,329)

TOTAL COMPANY NET (LOSS) INCOME	$(1,755)	$6,063

Dividends: Real Estate Trust’s preferred shares of beneficial interest	(1,354)	(1,354)

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(3,109)	$4,709

NET (LOSS) INCOME PER COMMON SHARE
Income before minority interest	$3.19	$2.81
Minority interest held by affiliates	(0.11)	(0.52)
Minority interest — other	(3.73)	(1.31)

NET (LOSS) INCOME PER COMMON SHARE	$(0.65)	$0.98

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(Dollars in thousands)	2003	2002
COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(1,755)	$6,063
Other comprehensive income	—	—

TOTAL COMPREHENSIVE (LOSS) INCOME	$(1,755)	$6,063

CHANGES IN SHAREHOLDERS’ EQUITY
PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)	6,642	6,642

PAID-IN SURPLUS
Beginning and end of period	92,943	92,943

RETAINED EARNINGS
Beginning of period	112,424	68,438
Net income	(1,755)	6,063
Adjustments — Saul Holdings investment	512	1,799
Dividends:
Real Estate Trust preferred shares of beneficial interest: Distributions payable	(1,354)	(1,354)

End of period	109,827	74,946

TREASURY SHARES
Beginning and end of period (1,834,088 and 1,814,688 shares)	(43,841)	(41,848)

TOTAL SHAREHOLDERS’ EQUITY	$166,087	$133,199

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(In thousands)	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss	$(3,822)	$(3,888)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,575	4,863
(Increase) decrease in accounts receivable and accrued income	(1,430)	42
Deferred tax (benefit) provision	(818)	120
Decrease in accounts payable and accrued expenses	(6,541)	(11,310)
Amortization of debt expense	425	497
Equity in earnings of unconsolidated entities	(1,932)	(2,377)
Dividends and tax sharing payments	5,220	6,200
Other	121	(73)

	(4,202)	(5,926)

Banking
Net income	2,067	9,951
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	6,938	4,962
Depreciation and amortization	45,680	56,051
Deferred tax (benefit) provision	(17,889)	4,042
(Gain) loss on sales of property and equipment	(1,015)	114
Provision for loan losses	5,922	9,923
Proceeds from sales of trading securities	281,936	518,125
Net fundings of loans held for securitization and/or sale	(1,528,419)	(1,134,395)
Proceeds from sales of loans held for securitization and/or sale	1,206,506	529,849
Gain on mortgage banking activities	(5,661)	(2,749)
Gain on sales of real estate held for sale	(56)	(5,612)
Increase in interest-only strips receivable	(17,564)	(2,150)
Increase in other assets	(32,204)	(15,042)
Decrease in other liabilities	(69,764)	(20,171)
Minority interest held by affiliates	518	2,489
Minority interest – other	13,193	2,438

	(109,812)	(42,175)

Net cash used in operating activities	(114,014)	(48,101)

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures – properties	(4,602)	(1,692)
Equity investment in unconsolidated entities	1,082	1,032
Other investments	(235)	—

	(3,755)	(660)

Banking
Net proceeds from redemption of Federal Home Loan Bank stock	55,130	26,254
Net proceeds from sales of real estate	4,016	7,436
Net proceeds from sales of property and equipment	23,016	—
Net principal collected of loans receivable	1,442,568	852,262
Net (purchases) repayments of automobiles subject to lease	74,404	(37,438)
Principal collected on mortgage-backed securities	58,190	193,276
Purchases of Federal Home Loan Bank stock	(70,104)	(30,213)
Purchases of loans receivable	(1,971,624)	(1,203,042)
Net purchases of property and equipment	(16,396)	(9,845)
Disbursements for real estate held for investment or sale	(838)	(1,495)

	(401,638)	(202,805)

Net cash used in investing activities	(405,393)	(203,465)

Continued on following page.

Consolidated Statements of Cash Flows (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(In thousands)	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing	$—	$—
Proceeds from notes payable - secured	4,000	4,250
Repayments of notes payable - secured	(5,800)	(3,000)
Principal curtailments and repayments of mortgages	(2,588)	(2,506)
Proceeds from sales of unsecured notes	2,990	3
Repayments of unsecured notes	(3,057)	(1,370)
Costs of obtaining financings	(641)	(320)

	(5,096)	(2,943)

Banking
Proceeds from customer deposits and sales of certificates of deposit	12,145,053	10,879,087
Customer withdrawals of deposits and payments for maturing certificates of deposit	(11,968,411)	(10,660,689)
Net increase (decrease) in securities sold under repurchase agreements	36,671	(92,476)
Advances from the Federal Home Loan Bank	2,305,148	2,226,212
Repayments of advances from the Federal Home Loan Bank	(1,845,680)	(2,077,028)
Net increase in other borrowings	18,918	29,760
Issuance of 6 7/8% subordinated debentures	171,938	—
Issuance of 8% Noncumulative Perpetual Preferred Stock, Series C	120,500	—
Redemption of 13% Noncumulative Perpetual Preferred Stock, Series A	(81,750)	—
Cash dividends paid on preferred stock	(3,250)	(2,438)
Cash dividends paid on common stock	(6,000)	(5,000)

	893,137	297,428

Net cash provided by financing activities	888,041	294,485

Net increase in cash and cash equivalents	368,634	42,919
Cash and cash equivalents at beginning of period	433,606	465,686

Cash and cash equivalents at end of period	$802,240	$508,605

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$5,926	$4,434
Banking
Cash and other deposits	796,314	504,171

Cash and cash equivalents at end of period	$802,240	$508,605

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$64,762	$78,771
Income taxes paid (refunded), net	1,276	2,372
Shares of Saul Centers, Inc. common stock	2,009	1,929
Cash received during the period from:
Dividends on shares of Saul Centers, Inc. common stock	1,460	1,330
Distributions from Saul Holdings Limited Partnership	1,632	1,632
Supplemental disclosures of noncash activities:
Rollovers of notes payable - unsecured	1,456	1,606
Loans held for sale exchanged for trading securities	276,275	518,118
Loans receivable transferred to (from) loans held for securitization and sale	587,240	(250,000)
Loans receivable transferred to real estate acquired in settlement of loans, net	98	462

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. General - The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term “Trust” used in the text and the financial statements included herein refers to the combined entity, which includes B.F. Saul Real Estate Investment and its subsidiaries, including Chevy Chase Bank, F.S.B. and its subsidiaries (“Chevy Chase” or the “Bank”). “Real Estate Trust” refers to B.F. Saul Real Estate Investment Trust and its subsidiaries, excluding Chevy Chase and Chevy Chase’s subsidiaries. The operations conducted by the Real Estate Trust are designated as “Real Estate,” while the business conducted by the Bank and its subsidiaries is identified by the term “Banking.” In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust’s audited consolidated financial statements included in its Form 10-K for the fiscal year ended September 30, 2003. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Certain reclassifications of prior periods’ information have been made to conform with the presentation for the three months ended December 31, 2003. In addition, the amounts as of and for the three months ended December 31, 2002 have been adjusted to the Bank’s current accounting policy for automobile leases.

2. Consolidated financial statements - The accompanying financial statements include the accounts of the Real Estate Trust, which is involved in the ownership and development of income-producing properties. The accounts of the Bank have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results and cash flows for two business operations: Real Estate and Banking. All significant inter-company transactions, except as disclosed elsewhere in the financial statements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the Bank are presented gross in the Consolidated Statements of Cash Flows. For purposes of calculating primary and diluted earnings per share, weighted average common shares outstanding totaled 4,807,510 for the three-month period ended December 31, 2003 and 4,826,910 for the three-month period ended December 31, 2002. No dividends have been declared on the common shares in any of the periods presented.

3. Taxes - The Real Estate Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978. As a result of the Real Estate Trust’s acquisition of an additional 20% equity interest in the Bank in June 1990, the Bank became a member of the Real Estate Trust’s affiliated group filing consolidated federal income tax returns. The current effect of the Real Estate Trust’s consolidation of the Bank’s operations into its federal income tax return results in the use of the Real Estate Trust’s net operating losses and net operating loss carryforwards to reduce the federal income taxes the Bank would otherwise owe.

4. Investment in Saul Centers, Inc. and Saul Holdings Limited Partnership - During the three-month period ended December 31, 2003, the Real Estate Trust purchased either through dividend reinvestment or direct purchase approximately 76,000 shares of common stock of Saul Centers, Inc., and as of December 31, 2003 owned approximately 3,821,000 shares representing 24.1% of such company’s outstanding common stock. As of December 31, 2003, the market value of these shares was approximately $109.5 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

The Real Estate Trust (directly and through two wholly-owned subsidiaries) owns a 19.9% partnership interest in Saul Holdings Limited Partnership (“Saul Holdings Partnership”), along with 4.2 million units of beneficial interest. Under the Saul Holdings Partnership agreement, the units are generally convertible on a one-for-one basis into common stock of Saul Centers. However, at the current time, the units held by the Real Estate Trust are not convertible into Saul Centers common stock because of restrictions contained in the Saul Holdings Partnership agreement on the number of shares of common stock of Saul Centers that the Real Estate Trust and its affiliates can beneficially own at any point in time. The Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly distributions to the partners out of net cash flow. The quarterly distributions since inception have been 39 cents per unit. During the three-month period ended December 31, 2003, the Real Estate Trust received total cash distributions of $1.6 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s credit line banks.

Pursuant to a reimbursement agreement among the partners of Saul Holdings Partnership and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships have agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At December 31, 2003, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $100.0 million.

4. Investment in Saul Centers Inc. and Saul Holdings Limited Partnership (Continued)

The unaudited condensed Consolidated Balance Sheets as of December 31, 2003 and 2002, and the unaudited Consolidated Statements of Operations for the three month period ended December 31, 2003 and 2002 of Saul Centers follow:

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,
(In thousands)	2003	2002
Assets
Real estate investments	$552,115	$503,914
Accumulated depreciation	(164,823)	(150,286)
Other assets	84,324	35,059

Total assets	$471,616	$388,687

Liabilities and stockholders’ equity (deficit)
Notes payable	$357,248	$380,743
Other liabilities	21,725	21,211

Total liabilities	378,973	401,954
Total stockholders’ equity (deficit)	92,643	(13,267)

Total liabilities and stockholders’ equity	$471,616	$388,687

SAUL CENTERS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended December 31,
(In thousands)	2003	2002
Revenue
Base rent	$20,434	$19,167
Other revenue	5,695	5,341

Total revenue	26,129	24,508

Expenses
Operating expenses	5,344	5,073
Interest expense	6,246	6,356
Amortization of debt expense	203	221
Depreciation and amortization	4,962	3,939
General and administrative	1,818	1,637

Total expenses	18,573	17,226

Operating income	7,556	7,282
Gain on sale of property	182	—

Net income before minority interest	7,738	7,282
Minority interest	(2,023)	(2,019)

Net income	5,715	5,263
Preferred dividends	(1,244)	—

Net income available to common shareholders	$4,471	$5,263

5. Adoption of recently issued accounting pronouncements - Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”) was issued in August 2001. SFAS 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets to be Disposed of,” and the accounting and reporting provisions of APB Opinion NO. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 was effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material effect on the Real Estate Trust’s financial condition or results of operations.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 is an Interpretation of Accounting Research Bulletin No. 51 and addresses consolidation by business enterprises of variable interest entities (“VIEs”). FIN 46 is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of FIN 46 to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests in another enterprise is considered the primary beneficiary of that enterprise and, therefore, should consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures. At December 31, 2003, the real Estate Trust does not have any unconsolidated entities or VIEs and therefore the adoption of FIN 46 will not have an impact on its financial condition or results of operations.

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

6. Industry segment information - Real Estate Trust

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the "Banking" sections of the accompanying financial statements

	Three Months Ended December 31,
(In thousands)	2003	2002
INCOME
Hotels	$21,131	$20,229
Office and industrial	9,343	9,754
Other	328	290

	$30,802	$30,273

OPERATING PROFIT (LOSS) (1)
Hotels	$3,298	$2,742
Office and industrial	4,870	5,308
Other	36	(6)

	8,204	8,044
Equity earnings of unconsolidated entities, net	1,932	2,377
Interest and debt expense	(12,575)	(12,754)
Advisory, management and leasing fees - related parties	(3,088)	(2,992)
General and administrative	(311)	(618)

Operating loss	$(5,838)	$(5,943)

IDENTIFIABLE ASSETS (AT PERIOD END)
Hotels	$173,883	$176,298
Office and industrial	125,128	127,007
Other	120,558	123,024

	$419,569	$426,329

DEPRECIATION
Hotels	$2,923	$3,161
Office and industrial	1,646	1,696
Other	6	6

	$4,575	$4,863

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS
Hotels	$3,607	$663
Office and industrial	908	960
Other	87	69

	$4,602	$1,692

(1)	Operating profit includes income less direct operating expenses and depreciation

7. Loans held for securitization and/or sale:

Loans held for securitization and/or sale is composed of single-family residential loans. At December 31, 2003 and September 30, 2003, loans held for securitization and/or sale totaled $2,021 million and $1,379 million, respectively.

8. Loans receivable:

Loans receivable is composed of the following:

(In thousands)	December 31, 2003	September 30, 2003
Single-family residential	$4,341,098	$4,397,394
Home equity	1,418,661	1,336,776
Real estate construction and ground	209,322	234,356
Commercial real estate and multifamily	38,791	19,435
Commercial	882,828	888,847
Automobile	431,958	492,896
Other consumer	153,206	180,734

	7,475,864	7,550,438

Deferred loan origination costs, net of unearned discounts	66,107	67,516
Allowance for losses on loans	(60,879)	(58,397)

	5,228	9,119

Total	$7,481,092	$7,559,557

9. Real estate held for investment or sale:

The Bank’s real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank’s real estate acquired in settlement of loans or real estate owned (“REO”) is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

(In thousands)	December 31, 2003	September 30, 2003
Real estate held for investment (net of allowance for losses of $202 for both periods)	$925	$925
Real estate held for sale	18,751	21,820

Total real estate held for investment or sale	$19,676	$22,745

10. Business segments:

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

Selected segment information is as follows:

(In thousands)	Retail Banking	Other(1)	Total
Three Months Ended December 31, 2003
Operating income	$168,605	$12,696	$181,301
Operating expense	138,232	10,719	148,951

Core earnings	30,373	1,977	32,350
Non-core items	(1,562)	180	(1,382)

Operating income	$28,811	$2,157	$30,968

Average assets	$10,913,552	$1,171,483	$12,085,035

Three Months Ended December 31, 2002
Operating income	$169,392	$11,776	$181,168
Operating expense	144,205	10,503	154,708

Core earnings	25,187	1,273	26,460
Non-core items	2,586	(626)	1,960

Operating income	$27,773	$647	$28,420

Average assets	$10,312,283	$1,134,061	$11,446,344

(1)	Includes commercial banking and non-banking services.

The financial information for each segment is reported on the basis used internally by the Bank’s management to evaluate performance. Core earnings excludes certain items such as income and expenses related to certain securitization transactions, adjustments to loan loss reserves in excess of net chargeoffs and certain other nonrecurring items. Items excluded from core earnings are shown as non-core items. Measurement of the performance of these segments is based on the management structure of the Bank and is not necessarily comparable with financial information from other entities. The information presented is not necessarily indicative of the segment’s results of operations if each of the segments were independent entities.

11. Capital notes - subordinated:

On December 2, 2003, the Bank issued $175.0 million aggregate principal amount of 6 7/8% subordinated debentures due 2013 (the “2003 Debentures”). On January 2, 2004, the net proceeds of the offering, along with short-term borrowings, were used to redeem all $150.0 million of the 9¼% subordinated debentures due 2005 (the “1993 Debentures”) and all $100.0 million of the 9¼% subordinated debentures due 2008 (the “1996 Debentures”).

12. Issuance and redemption of Preferred Stock:

In October 2003, the Bank sold $125.0 million of its 8% Noncumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”). The net proceeds from the issuance of the Series C Preferred Stock were used to redeem all of the 13% Noncumulative Perpetual Preferred Stock, Series A, on October 31, 2003, at a price of $27.25 per share. The Series C Preferred Stock trades on the New York Stock Exchange under the symbol “CCXPrC.” The Bank will pay quarterly dividends in arrears at an annual rate of 8% on the Series C Preferred Stock only if the Board of Directors declares them and the OTS does not object. Dividends, once declared, are payable on or before the fifteenth day of February, May, August and November of each year, however, the dividend payment date for the initial dividend period was January 15, 2004. Dividends not declared in a quarter will not be paid at any future time, except that upon a liquidation or redemption, accrued dividends for the current period will be paid.

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

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at December 31, 2003, consisted primarily of hotels, office projects, and land parcels. During the quarter ended December 31, 2003, the Real Estate Trust’s hotel portfolio included 18 properties containing 3,571 available rooms. The office property portfolio consisted of 13 properties with a total gross leasable area of 1,978,000 square feet.

The hotel portfolio experienced an average occupancy rate of 58.6% and an average room rate of $84.65 during the quarter ended December 31, 2003, compared to an average occupancy of 55.5% and an average room rate of $84.75 during the same period in the prior year. REVPAR (revenue per available room) for the hotels was $49.63 for the quarter ended December 31, 2003, a 5.5% increase over REVPAR for the quarter ended December 31, 2002 of $47.04.

Office space in the Real Estate Trust’s office property portfolio was 85.9% leased at December 31, 2003, compared to a December 31, 2002 leasing rate of 87.9%. At December 31, 2003, of the total gross leasable area of 1,978,000 square feet, 159,000 square feet (8.1%) and 257,000 square feet (13.0%) are subject to leases expiring in the remainder of fiscal 2004 and fiscal 2005.

BANKING

General. The Bank’s assets increased by $824.3 million during the current quarter to $12.6 billion at December 31, 2003. Total loans increased $564.2 million to $9.5 billion at December 31, 2003. The Bank recorded operating income of $31.0 million during the quarter ended December 31, 2003, compared to operating income of $28.4 million in the prior corresponding quarter. The increase in operating income is attributable to decreases in interest expense, provision for loan losses and operating expenses, which were partially offset by decreases in interest income and other (non-interest) income.

On December 2, 2003, the Bank issued $175.0 million of its 2003 Debentures. On January 2, 2004, the net proceeds of that offering, along with short-term borrowings, were used to redeem all $250.0 million of the 1993 Debentures and the 1996 Debentures.

At December 31, 2003, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.73%, 5.73%, 7.96% and 13.52%, respectively. The Bank’s regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). See “Capital.” Total risk-based capital includes $250.0 million of subordinated debentures which the Bank redeemed on January 2, 2004. The pro forma total risk-based capital ratio at December 31, 2003, excluding the $250.0 million of subordinated debentures which were redeemed, is 10.65%.

During the quarter ended December 31, 2003, the Bank declared and paid out of retained earnings a cash dividend on its Common Stock in the amount of $600 per share. The Bank also declared a cash dividend on its Preferred Stock in the amount of $0.50 per share, which was paid on January 15, 2004.

Asset Quality. Non-Performing Assets. The following table sets forth information concerning the Bank’s non-performing assets. The figures shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	December 31, 2003	September 30, 2003	December 31, 2002
Non-performing assets:
Non-accrual loans:
Residential	$11,682	$8,047	$16,074
Real estate and construction and ground	1,259	1,004	1,509

Total non-accrual real estate loans	12,941	9,051	17,583
Commercial	249	249	521
Subprime automobile	4,260	4,372	9,358
Other consumer	1,908	1,928	2,416

Total non-accrual loans (1)	19,358	15,600	29,878

Real estate acquired in settlement of loans	18,751	21,820	94,853
Allowance for losses on real estate acquired in settlement of loans	—	—	(71,193)

Real estate acquired in settlement of loans, net	18,751	21,820	23,660

Total non-performing assets	$38,109	$37,420	$53,538

Allowance for losses on loans	60,879	$58,397	$67,099
Allowance for losses on real estate held for investment	202	202	202
Allowance for losses on real estate owned	—	—	71,193

Total allowances for losses	$61,081	$58,599	$138,494

Ratios:
Non-performing assets to total assets	0.30%	0.32%	0.46%
Allowance for losses on real estate loans to non-accrual real estate loans (1)	69.66%	75.65%	31.50%
Allowance for losses on other consumer loans to non-accrual other consumer loans (1)(2)	432.04%	414.00%	340.40%
Allowance for losses on loans to non-accrual loans (1)	314.49%	374.34%	224.58%
Allowance for losses on loans to total loans receivable (3)	0.64%	0.65%	0.82%

(1)	Before deduction of allowances for losses.

(2)	Includes subprime automobile loans.

(3)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets totaled $38.1 million at December 31, 2003, compared to $37.4 million at September 30, 2003. The Bank maintained $60.9 million and $58.4 million of valuation allowances on its loan portfolio at December 31, 2003 and September 30, 2003, respectively. The $0.7 million increase in non-performing assets for the current quarter resulted from a $3.8 million increase in non-accrual loans and a $3.1 million decrease in REO. See “Non-accrual Loans” and “REO.”

Non-accrual Loans. The Bank’s non-accrual loans increased to $19.4 million at December 31, 2003, from $15.6 million at September 30, 2003. Non-accrual residential real estate loans increased from $9.1 million to $12.9 million during the quarter. Other non-accrual loans declined slightly reflecting the Bank’s prior decisions to discontinue the origination of indirect automobile loans.

REO. At December 31, 2003, the Bank’s REO totaled $18.8 million as set forth in the following table. The principal component of REO consists of two planned unit developments (the “Communities”), both of which are under active development. Only commercial ground properties remain in the two Communities.

(Dollars in thousands)	Number of Properties	Balance	Percent of Total
Communities	2	$13,890	74.1%
Commercial ground	1	4,274	22.8%
Single-family residential properties	4	587	3.1%

Total REO	7	$18,751	100.0%

During the three months ended December 31, 2003, REO decreased $3.1 million primarily as a result of sales in the Communities.

Delinquent Loans. At December 31, 2003, delinquent loans totaled $61.1 million, or 0.6% of loans, a slight decrease from the levels at September 30, 2003. The following table sets forth information regarding the Bank’s delinquent loans at December 31, 2003.

	Principal Balance (Dollars in Thousands)
	Residential Mortgage	Home Equity	Subprime Automobile	Commercial	Other Consumer	Total	Total as a Percentage of Loans (1)
Loans delinquent for:
30-59 days	$6,549	$5,555	$16,581	$12,961	$7,817	$49,463	0.5%
60-89 days	1,942	690	6,471	100	2,431	11,634	0.1%

Total	$8,491	$6,245	$23,052	$13,061	$10,248	$61,097	0.6%

(1)	Includes loans held for sale and/or securitization, before valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Delinquent residential mortgage loans decreased to $8.5 million at December 31, 2003, from $9.7 million at September 30, 2003. Delinquent home equity loans increased slightly to $6.2 million at December 31, 2003, from $6.1 million at September 30, 2003.

Delinquent subprime automobile loans decreased slightly from $23.8 million at September 30, 2003 to $23.1 million at December 31, 2003.

Commercial loans classified as delinquent 30-89 days consisted of 20 loans totaling $13.1 million at December 31, 2003 compared to 15 loans totaling $10.8 million at September 30, 2003. Of the total commercial loans delinquent 30-89 days at December 31, 2003, $8.0 million represent loans that were in the normal process of renewal or extension.

Other consumer loans delinquent 30-89 days increased to $10.2 million at December 31, 2003 from $8.6 million at September 30, 2003. The increase in delinquencies reflects traditional seasonal delinquencies.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. At December 31, 2003 and September 30, 2003, potential problem assets totaled $13.6 million and $14.8 million, respectively.

Troubled Debt Restructurings. At December 31, 2003 and September 30, 2003, the Bank had no troubled debt restructurings.

Real Estate Held for Investment. At December 31, 2003 and September 30, 2003, real estate held for investment consisted of one property with a book value of $0.9 million, net of valuation allowances of $0.2 million.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Three Months Ended December 31,		Year Ended September 30, 2003
	2003	2002
Balance at beginning of period	$58,397	$66,079	$66,079

Provision for loan losses	5,922	9,923	18,422

Charge-offs:
Single family residential	(76)	—	(273)
Home equity	(214)	(141)	(759)
Commercial real estate and multifamily	—	—	(382)
Subprime automobile	(5,708)	(9,037)	(30,227)
Other consumer	(3,066)	(2,956)	(13,316)

Total charge-offs	(9,064)	(12,134)	(44,957)

Recoveries:
Home equity	67	21	248
Commercial real estate and multifamily	—	1	14
Subprime automobile	4,011	2,399	13,384
Other consumer	1,546	810	5,207

Total recoveries	5,624	3,231	18,853

Charge-offs, net of recoveries	(3,440)	(8,903)	(26,104)

Balance at end of period	$60,879	$67,099	$58,397

Provision for loan losses to average loans (1) (2)	0.26%	0.50%	0.22%
Net loan charge-offs to average loans (1) (2)	0.15%	0.45%	0.31%
Ending allowance for losses on loans to total loans (2) (3)	0.64%	0.82%	0.65%

(1)	Annualized

(2)	Includes loans held for securitization and/or sale.

(3)	Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	December 31,
	2003		2002		September 30, 2003
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of period allocated to:
Single family residential	$3,577	66.9%	$1,952	60.9%	$2,161	64.7%
Home equity	2,585	15.0	817	14.1	2,426	15.0
Commercial real estate and multifamily	398	0.4	188	0.3	162	0.2
Real estate construction and ground	2,455	2.2	2,581	2.7	2,098	2.6
Commercial	14,148	9.3	18,227	10.2	14,400	10.0
Prime automobile loans	7,400	4.6	5,210	7.8	7,013	5.5
Subprime automobile	16,000	0.8	32,000	2.4	16,000	1.1
Home improvement and related loans	1,228	0.4	1,151	1.1	1,049	0.5
Overdraft lines of credit and other consumer	2,020	0.4	1,718	0.5	2,020	0.4
Unallocated	11,068	—	3,255		11,068	—

Total	$60,879		$67,099		$58,397

At December 31, 2003, the Bank’s total valuation allowances for losses on loans and real estate held for investment or sale was $61.1 million, an increase of $2.5 million from $58.6 million at September 30, 2003. The allowance for losses on loans represents management’s estimate of credit losses inherent in the Bank’s loan portfolio as of the balance sheet date. The Bank’s allowance consists of several key elements, which include the allocated allowance, specific allowances for identified loans and the unallocated allowance. Management reviews the adequacy of the valuation allowances on loans using a variety of measures and tools including historical loss performance, delinquency status, current economic conditions, internal risk ratings and current underwriting policies and procedures.

The allowance for losses on loans secured by real estate totaled $9.0 million at December 31, 2003, which constituted 69.7% of total non-accrual real estate loans. During the three months ended December 31, 2003, the Bank recorded net charge-offs of $0.2 million on these assets. The allowance for losses on single-family residential loans increased $1.4 million to $3.6 million at December 31, 2003, reflecting growth in the portfolio and increases in non-accrual loans.

The allowance for losses on other consumer loans, including automobile, home improvement and related loans, overdraft lines of credit and other consumer loans increased to $26.6 million at December 31, 2003 from $26.1 million at September 30, 2003. Net charge-offs of subprime automobile loans totaled $1.7 million for the three months ended December 31, 2003 compared to $6.6 million for the three months ended December 31, 2002. The decline in net charge-offs is attributable to declining subprime automobile loan balances as a result of the Bank’s prior decision to discontinue origination of these loans.

The allowance for losses on commercial loans decreased to $14.1 million at December 31, 2003 from $14.4 million at September 30, 2003. The Bank did not chargeoff any commercial loans during the quarter ended December 31, 2003.

The unallocated allowance for losses was $11.1 million at December 31, 2003, unchanged from the level at September 30, 2003. The unallocated allowance is based upon management’s evaluation and judgement of various conditions that are not directly measured in the determination of the allocated allowance. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting key lending areas of the Bank, credit quality trends, collateral volumes, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience, regulatory examination results and findings of the Bank’s internal credit evaluations.

The Bank’s valuation allowances for losses on real estate held for investment or sale decreased to $0.2 million at December 31, 2003 from $71.5 million at December 31, 2002 as a result of the charge-off of $71.3 million of REO at September 30, 2003.

Asset and Liability Management. The following table presents the interest rate sensitivity of the Bank’s interest-earning assets and interest-bearing liabilities at December 31, 2003, which reflects loan amortization and management’s estimate of loan prepayments. Variable rate loans are assumed to mature in the period in which their interest rates are next scheduled to adjust. Prepayment rates for the Bank’s loans are based on recent actual and market experience. Statement savings accounts with balances under $20,000 are classified based upon management’s assumed annual attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
As of December 31, 2003
Real estate loans:
Adjustable-rate	$3,512,819	$251,869	$339,450	$315,646	$1,362	$4,421,146
Fixed-rate	36,575	30,379	69,981	31,712	7,980	176,627
Home equity credit lines and second mortgages	1,197,542	37,419	106,479	60,165	74,105	1,475,710
Commercial	704,649	14,738	48,292	34,759	78,615	881,053
Consumer and other	166,939	127,367	239,634	46,166	7,330	587,436
Loans held for securitization and/or sale	2,021,473	—	—	—	—	2,021,473
Mortgage-backed securities	90,288	134,296	49,553	33,199	112,515	419,851
Other investments	504,171	—	46,189	—	—	550,360

Total interest-earning assets	7,430,220	710,284	1,194,362	916,883	281,907	10,533,656
Total non-interest earning assets	—	—	—	—	2,070,090	2,070,090

Total assets	$7,430,220	$710,284	$1,194,362	$916,883	$2,351,997	$12,603,746

Deposits:
Fixed maturity deposits	$962,579	$447,706	$255,369	$76,852	$—	$1,742,506
NOW, statement and passbook accounts	2,651,888	56,765	189,064	128,681	274,235	3,300,633
Money market deposit accounts	2,290,212	—	—	—	—	2,290,212
Borrowings:
Capital notes - subordinated	250,000	—	—	—	175,000	425,000
Other	1,974,191	251,231	294,860	118,252	32,306	2,670,840

Total interest-bearing liabilities	8,128,870	755,702	739,293	323,785	481,541	10,429,191
Minority interest	—	—	—	—	175,391	175,391
Total non-interest bearing liabilities	—	—	—	—	1,375,357	1,375,357
Stockholders’ equity	—	—	—	—	623,825	623,825

Total liabilities & stockholders’ equity	$8,128,870	$755,702	$739,293	$323,785	$2,656,114	$12,603,764

Gap	$(698,650)	$(45,418)	$455,069	$593,098	$(199,634)
Cumulative gap	$(698,650)	$(744,068)	$(288,999)	$304,099	$104,465
Cumulative gap as a percentage of total assets	(5.5)%	(5.9)%	(2.3)%	2.4%	0.8%

The interest sensitivity “gap” shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was a negative 5.9% at December 31, 2003 compared to a negative 2.1% at September 30, 2003. The change in the Bank’s one-year gap during this period results from various initiatives undertaken by management in light of the current low interest rate environment, including increased use of short-term deposits and borrowings to fund origination of short- and mid-term adjustable rate loans. The Bank continues to consider a variety of strategies to manage its interest rate risk position.

Capital. At December 31, 2003, the Bank complied with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at December 31, 2003, compared to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$623,825
Minority interest in REIT Subsidiary (1)	144,000

	767,825
Adjustments for tangible and core capital:
Intangible assets	(42,570)
Non-includable subsidiaries (2)	(930)
Non-qualifying purchased/originated loan servicing rights	(4,195)

Total tangible capital	720,130	5.73%	$188,587	1.50%	$531,543	4.23%

Total core capital (3)	720,130	5.73%	$502,899	4.00%	$217,231	1.73%

Tier 1 risk-based capital (3)	720,130	7.96%	$361,810	4.00%	$358,320	3.96%

Adjustments for total risk-based capital:
Subordinated capital debentures (4)	425,000
Allowance for general loan losses	60,879

Total supplementary capital	485,879

Total available capital	1,206,009
Equity investments (2)	(2,056)

Total risk-based capital (3)	$1,203,953	13.52%	$723,619	8.00%	$480,334	5.52%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.

(2)	Reflects an aggregate offset of $0.2 million representing the general allowance for losses maintained against the Bank’s equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a “credit” against the deduction.

(3)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio.

(4)	Includes $250 million of subordinated debentures which the Bank redeemed on January 2, 2004. The pro forma total risk-based capital ratio at December 31, 2003, excluding the $250 million of subordinated debentures which were redeemed, is 10.65%.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank’s REO at December 31, 2003, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,056	(1)
1991	11,834	(2)
1995	4,274	(2)
2003	473
2004	114

Total REO	$18,751

(1)	The Bank treats this amount as an equity investment for regulatory capital purposes.

(2)	The Bank received an extension of the holding periods of these properties through February 7, 2004. The Bank has applied for a further extension of the holding periods for these properties.

On December 2, 2003, the Bank issued $175 million of its 2003 Debentures. On January 2, 2004, the net proceeds of that offering, along with short-term borrowings, were used to redeem all of the 1993 Debentures and the 1996 Debentures.

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

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. During the quarter ended December 31, 2003, the Bank made tax sharing payments totaling $420,000 and a dividend payment of $4.8 million to the Real Estate Trust. Tax sharing and dividend payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

In recent years, the operations of the Real Estate Trust have generated net operating losses while the Bank has reported net income. It is anticipated that the Trust’s consolidation of the Bank’s operations into the Trust’s federal income tax return will result in the use of the Real Estate Trust’s net operating losses to reduce the federal income taxes the Bank would otherwise owe. If in any future year, the Bank has taxable losses or unused credits, the Real Estate Trust would be obligated to reimburse the Bank for the greater of (i) the tax benefit to the group using such tax losses or unused tax credits in the group’s consolidated federal income tax returns or (ii) the amount of the refund which the Bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group.

During the quarter ended December 31, 2003, the Trust has purchased through dividend reinvestment 76,000 shares of common stock of Saul Centers and as of December 31, 2003 owned approximately 3,821,000 shares representing 24.1% of such company’s outstanding common stock. As of December 31, 2003, the market value of these shares was approximately $109.5 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership (“Saul Holdings Partnership”) the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the quarter ended December 31, 2003, the Real Estate Trust received total cash distributions of $1.6 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s lines of credit banks.

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

On February 9, 2004, the Trust entered into an agreement to sell, in a private offering, its 7 1/2% senior secured notes due 2014, in an aggregate principal amount of $250.0 million. The notes will be secured by the Trust’s ownership interest in the common stock of the Bank. The Trust intends to use a substantial portion of the net proceeds of the offering to redeem the 1998 Notes which, if redeemed, will be subject to a prepayment penalty. The Trust anticipates receiving approximately $37.0 million in proceeds from this offering after the redemption of the 1998 notes, the prepayment penalty and after deducting costs associated with the offering. The senior secured notes will not be registered under the Securities Act of 1933, as amended, and will not be able to be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for a two-year term subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. In September 1999, this facility was increased to $50.0 million and its term was set at three years with provisions for extending the term annually. On December 12, 2003 this facility was increased to $55.0 million and the maturity date extended to December 12, 2006. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index, and at December 31, 2003, the rate was 3.41%. At December 31, 2003, the Real Estate Trust had outstanding borrowings under the facility of $2.0 million and unrestricted availability of $53.0 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million revolving credit line with an unrelated bank. This facility was for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, 1998 and 2000, the line of credit was increased to $10.0, $20.0, and $25.0 million. In November 2002, this line was increased to $35.0 million. In September 2003, this line was again increased to $45.0 million respectfully. The current maturity date for this line is September 26, 2006. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At December 31, 2003, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $45.0 million.

The maturity schedule for the Real Estate Trust’s outstanding debt at December 31, 2003 for the balance of fiscal 2004 and subsequent years is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes Payable	Notes Payable Secured	Notes Payable Unsecured	Total
2004 (1)	$8,905	$—	$9,173	$18,078
2005	16,387	—	10,747	27,134
2006	94,672	—	7,544	102,216
2007	5,543	2,000	4,929	12,472
2008	5,952	200,000	3,880	209,832
Thereafter	188,091	—	19,009	207,100

Total	$319,550	$202,000	$55,282	$576,832

(1)	January 1, 2004 - September 30, 2004

Of the $319.6 million of mortgage debt outstanding at December 31, 2003, $311.7 million was nonrecourse to the Real Estate Trust.

REAL ESTATE DEVELOPMENT AND CAPITAL EXPENDITURES

The Real Estate Trust owns various land parcels with approximately 381 acres of available land. These parcels offer potential development opportunities for the Trust.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $11.0 to $19.0 million per year for the next several years.

BANKING

The Bank’s average liquidity ratio was 6.1% for the quarter ended December 31, 2003, compared to 6.6% for the quarter ended December 31, 2002.

As part of its mortgage banking activities, the Bank sold or securitized and sold $1.5 billion of single-family residential loans during the current quarter compared to $1.0 billion in the prior corresponding quarter. As part of its operating strategy, the Bank continues to explore opportunities to sell assets and to securitize and sell various loan receivables to meet liquidity and other balance sheet objectives.

In connection with its loan origination, securitization and sale activities, the Bank generally receives or retains various interests in the sold loans, which may include servicing assets, securities, or interest-only strips receivable. The Bank sometimes retains a limited amount of recourse with its securitization through one or more means, most often through the establishment of reserve accounts, over- collateralization of receivables or retention of subordinated asset-backed certificates. The Bank records these interests as assets on its financial statements. In some cases, the Bank determines the carrying value of the asset based on expected future cash flows to be received by the Bank from the underlying assets. Some of these cash flows are payable to the Bank before the claims of others, while other cash flows are subordinated to the claims of others. The following tables summarize the carrying value of these assets at December 31, 2003 and September 30, 2003.

	December 31, 2003
	Not Subordinated	Subordinated	Total
	(in thousands)
Servicing assets	$104,174	$—	$104,174
Interest-only certificates	50,226	—	50,226
Interest-only strips receivable	102,152	4,967	107,119
Overcollateralization of loans	—	3,000	3,000
Reserve accounts	—	19,303	19,303

Total	$256,552	$27,270	$283,822

	September 30, 2003
	Not Subordinated	Subordinated	Total
	(in thousands)
Servicing assets	$96,164	$—	$96,164
Interest-only certificates	27,465	—	27,465
Interest-only strips receivable	104,299	8,017	112,316
Overcollateralization of loans	—	4,678	4,678
Reserve accounts	—	19,034	19,034

Total	$227,928	$31,729	$259,657

The Bank also is obligated under various recourse provisions related to the swap of single-family residential loans for mortgage-backed securities issued by the Bank. At December 31, 2003, recourse to the Bank under these arrangements was $4.6 million, consisting of restricted cash accounts amounting to $2.7 million and overcollateralization of receivables amounting to $1.9 million. At September 30, 2003, recourse to the Bank under these arrangements was $4.7 million, consisting of restricted cash accounts amounting to $2.0 million and overcollateralization of receivables amounting to $2.7 million.

The Bank also is obligated under a recourse provision related to the servicing of certain residential mortgage loans. At December 31, 2003 and September 30, 2003, recourse to the Bank under this arrangement totaled $3.4 million.

The Bank had no material commitments for capital expenditures at December 31, 2003.

The Bank’s liquidity requirements in fiscal 2004, and for subsequent years, will continue to be affected both by the asset size of the Bank, the growth of which will be constrained by regulatory capital requirements, and the composition of the asset portfolio. Management believes that the Bank’s primary sources of funds will be sufficient to meet the Bank’s foreseeable long-term liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

REAL ESTATE

The Real Estate Trust recorded a loss before depreciation and amortization of debt service of $1.1 million and an operating loss of $5.8 million in the three month period ended December 31, 2003 (the “2003 quarter”) compared to a loss before depreciation and amortization of debt service of $825,000 and an operating loss of $5.9 million in the three month period ended December 31, 2002 (the “2002 quarter”). The changes reflect improved operating results in the hotel portfolio offset by declining results in the office and industrial portfolio as well as lower equity earnings of unconsolidated entities.

Income after direct operating expenses from hotels increased $318,000, or 5.4%, in the 2003 quarter from the level achieved in the 2002 quarter. Total revenue increased $902,000, or 4.5%, as the overall occupancy percentage for the hotel properties increased from 55.5% for the 2002 quarter to 58.6% for the 2003 quarter while the average room rate remained constant between the periods. Room sales for the 2003 quarter increased $823,000, or 5.3%, from the 2002 quarter, while food, beverage and other sales increased $79,000, or 1.7%. Direct operating expenses increased $584,000, or 4.1% reflecting increased operating costs associated with the increased hotel occupancy.

Income after direct operating expenses from office and industrial properties decreased $488,000, or 7.0%, in the 2003 quarter compared to the 2002 quarter. Total revenue decreased $411,000, or 4.2%, in the 2003 quarter as increased vacancy, specifically at two of the Trust’s office properties, offset contractual rent increases. In addition, leased space is turning over at lower rental rates in the current period. Direct operating expenses increased by $77,000, or 2.8%, as a result of increased insurance, repairs and bad debt expense.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $38,000, or 13.1%, principally due to increased revenue from the Real Estate Trust’s other real estate investments which offset lower interest income in the period.

Land parcels and other expense remained constant, decreasing $4,000 to $286,000 in the 2003 quarter when compared to the 2002 quarter.

Interest expense decreased $117,000, or approximately 1.0%, in the 2003 quarter, due to lower outstanding borrowings and lower interest rates on those borrowings. The average balance of outstanding borrowings decreased to $578.9 million in the 2003 quarter from $583.0 million in the 2002 quarter. The change in borrowings is primarily due to mortgage loan amortization and lower line of credit balances offset by increased unsecured note sales. The average cost of borrowings was 8.66% in the 2003 quarter and 8.73% in the 2002 quarter.

Amortization of debt expense decreased $62,000, or 24.3%, reflecting debt refinancing and extensions which settled during the prior fiscal year.

Depreciation expense decreased $288,000, or approximately 5.9%, as a result of the retirement of certain office tenant improvements and hotel improvements.

Advisory, management and leasing fees paid to related parties increased $96,000, or 3.2%, in the 2003 quarter when compared to the 2002 quarter. The advisory fee in the 2003 quarter was $472,000 per month compared to $458,000 per month for the 2002 quarter, an aggregate increase of $42,000. The remainder of the cost increase was due to higher management and leasing fees reflecting increased hotel revenue and office leasing costs paid.

General and administrative expense decreased $307,000, or 49.7%, in the 2003 quarter principally due to lower legal and accounting costs.

Equity in earnings of unconsolidated entities reflected net earnings of $2.0 million in the 2003 quarter as compared to $2.4 million in the 2002 quarter, a decrease of $445,000. Earnings from Saul Holdings Partnership and Saul Centers were lower by $321,000 in the 2003 quarter primarily due to the dilution caused by the November 2003 Saul Centers preferred stock offering. Losses from other investments totaled $124,000 in the 2003 quarter as a result of a write-down of a certain non-public investment accounted for under the equity method.

BANKING

Overview. The Bank recorded operating income of $31.0 million for the three months ended December 31, 2003 (the “2003 quarter”), compared to operating income of $28.4 million for the three months ended December 31, 2002 (the “2002 quarter”). The increase in operating income is attributable to decreases in interest expense, provision for loan losses and operating expenses, which were partially offset by decreases in interest income and other (non-interest) income.

Net Interest Income. Net interest income, before the provision for loan losses, decreased $7.4 million (or 11.3%) in the 2003 quarter. There was no interest income on non-accrual assets and restructured loans recorded during the 2003 quarter. The Bank would have recorded interest income of $0.4 million during the 2003 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank’s net interest income in future periods will continue to be adversely affected by the Bank’s non-performing assets. See “Financial Condition - Asset Quality - Non-Performing Assets.”

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets.

Net Interest Margin Analysis

(Dollars in thousands)

	Three Months Ended December 31,
	2003			2002
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$9,243,339	$97,036	4.20%	$7,937,911	$105,816	5.33%
Mortgage-backed securities	436,478	5,322	4.88	909,177	12,801	5.63
Federal funds sold and securities purchased under agreements to resell	79,750	201	1.01	64,098	240	1.50
Trading securities	47,081	572	4.86	78,764	1,161	5.90
Investment securities	46,233	263	2.28	46,438	303	2.61
Other interest-earning assets	196,448	1,212	2.47	179,113	1,579	3.53

Total	10,049,329	104,606	4.16	9,215,501	121,900	5.29

Noninterest-earning assets:
Cash	292,267			306,360
Real estate held for investment or sale	22,336			23,848
Property and equipment, net	488,466			472,325
Automobiles subject to lease, net	795,237			1,107,435
Goodwill and other intangible assets, net	24,292			24,810
Other assets	413,108			296,065

Total assets	$12,085,035			$11,446,344

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$1,975,247	1,007	0.20	$1,657,015	1,284	0.31
Savings deposits	1,160,050	801	0.28	1,039,384	1,590	0.61
Time deposits	1,741,649	8,275	1.90	2,012,163	14,993	2.98
Money market deposits	2,317,090	4,055	0.70	1,992,946	6,517	1.31

Total deposits	7,194,036	14,138	0.79	6,701,508	24,384	1.46
Borrowings	2,685,754	32,298	4.81	2,765,686	31,968	4.62

Total liabilities	9,879,790	46,436	1.88	9,467,194	56,352	2.38

Noninterest-bearing items:
Noninterest-bearing deposits	1,067,672			1,039,026
Other liabilities	332,107			276,078
Minority interest	175,391			144,000
Stockholders’ equity	630,075			520,046

Total liabilities and stockholders’ equity	$12,085,035			$11,446,344

Net interest income		$58,170			$65,548

Net interest spread (2)			2.28%			2.91%

Net yield on interest-earning assets (3)			2.32%			2.85%

Interest-earning assets to interest-bearing liabilities			101.72%			97.34%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.

(2)	Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.

(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002 Increase (Decrease) Due to Change in (1)
	Volume	Rate	Total Change
Interest income:
Loans (2)	$74,647	$(83,427)	$(8,780)
Mortgage-backed securities	(5,946)	(1,533)	(7,479)
Federal funds sold and securities purchased under agreements to resell	252	(291)	(39)
Trading securities	(410)	(179)	(589)
Investment securities	(1)	(39)	(40)
Other interest-earning assets	835	(1,202)	(367)

Total interest income	69,377	(86,671)	(17,294)

Interest expense:
Deposit accounts	10,950	(21,196)	(10,246)
Borrowings	(4,171)	4,501	330

Total interest expense	6,779	(16,695)	(9,916)

Increase (decrease) in net interest income	$62,598	$(69,976)	$(7,378)

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.

(2)	Includes loans held for sale and/or securitization.

Interest income in the 2003 quarter decreased $17.3 million (or 14.2%) from the 2002 quarter primarily as a result of lower average yields on loans receivable, which was partially offset by a $1.3 billion increase in the average balances of loans receivable. Also contributing to the decreased income were lower average yields and lower average balances of mortgage-backed securities.

During fiscal year 2003, short-term market interest rates declined by 75 basis points. As a result, the Bank’s net interest spread decreased to 2.28% in the 2003 quarter from 2.91% in the 2002 quarter. The 63 basis point decrease primarily reflected a greater decrease in interest-earning asset average yields than interest-bearing liability average costs. Average interest-earning assets as a percentage of average interest bearing liabilities increased to 101.7% for the 2003 quarter compared to 97.3% for the 2002 quarter.

Interest income on loans, the largest category of interest-earning assets, decreased $8.8 million from the 2002 quarter primarily because of lower average yields caused by declines in the various indices on which interest rates on adjustable rate loans are based. The average yield on the loan portfolio decreased 113 basis points (from 5.33% to 4.20%) from the 2002 quarter. Lower average yields and lower average balances of automobile loans and home improvement loans resulted in a $7.9 million (or 44.8%) and a $1.3 million (or 56.9%) decrease in interest income, respectively. Interest income on single-family residential loans increased $0.7 million due to $943.9 million of higher average balances, which was offset by lower average yields during the 2003 quarter.

Interest income on mortgage-backed securities decreased $7.5 million (or 58.4%) due to $472.7 million of lower average balances and, to a lesser extent, a decrease in the average interest rates on those securities from 5.63% to 4.88%.

Interest expense on deposits decreased $10.2 million (or 42.0%) during the 2003 quarter, due to decreased average rates. The 67 basis point decrease in the average rate on deposits (from 1.46% to 0.79%) resulted from a reduction in the rates paid by the Bank in response to declines in market interest rates. The decrease in the average rate on deposits was partially offset by higher average balances of $492.5 million over the 2002 quarter. The Bank also reduced the use of higher-cost brokered deposits as an alternative funding source in the 2003 quarter compared to the 2002 quarter.

Interest expense on borrowings increased $0.3 million (or 1.0%) in the 2003 quarter compared to the 2002 quarter. The average balances of Federal Home Loan Bank advances increased by $302.0 million, or 16.1%, and the average rate on those borrowings decreased (from 5.10% to 4.65%), resulting in an increase of $1.4 million in interest expense. Also contributing to the increase in interest expense on borrowings was an increase in the average balance of subordinated debentures, resulting in an increase of $1.0 million in interest expense. Partially offsetting the increase in interest expense on borrowings was a $439.9 million decrease in the average balance of securities sold under repurchase agreements, which resulted in a decrease of $1.8 million in interest expense.

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $5.9 million in the 2003 quarter from $9.9 million in the 2002 quarter. The $4.0 million decrease was largely attributable to decreased charge-offs due to the declining balance of the subprime automobile loan portfolio. See “Financial Condition - Asset Quality - Allowances for Losses.”

Other Income. Other non-interest income decreased to $126.1 million in the 2003 quarter from $127.8 million in the 2002 quarter. The $1.7 million (or 1.3%) decrease was primarily attributable to decreases in automobile rental income and income on real estate held for investment or sale which was partially offset by an increase in servicing and securitization income.

Automobile rental income decreased to $46.5 million in the 2003 quarter compared to $62.4 million in the prior corresponding quarter. The $15.9 million decrease in income is due to a $312.2 million (or 28.2%) decrease in average outstanding leases as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Income on real estate held for investment or sale decreased to $0.3 million in the 2003 quarter from $5.8 million in the 2002 quarter. The 2002 quarter included a $5.5 million gain on the sale of one REO property.

Servicing and securitization income increased to $31.5 million in the 2003 quarter, from $17.2 million in the 2002 quarter, primarily as a result of a gain of $26.8 million resulting from the securitization and sale of $776.9 million of loan receivables during the 2003 quarter compared to a gain of $10.0 million resulting from the securitization and sale of $300.0 million of loan receivables in the 2002 quarter.

Operating Expenses. Operating expenses for the 2003 quarter decreased $7.6 million (or 4.9%) from the 2002 quarter. The decrease in operating expenses is largely due to reductions in depreciation and amortization, which was partially offset by increases in salaries and employee benefits and marketing expenses.

Depreciation and amortization decreased $10.4 million (or 18.5%), largely as a result of decreased depreciation expense of automobiles subject to lease. Depreciation expense related to automobiles subject to lease decreased $8.6 million to $35.8 million for the 2003 quarter due to lower average balances of such automobiles. The reduction in balances reflects the Bank’s prior decision to discontinue origination of automobile leases.

Salaries and employee benefits increased $2.9 million (or 5.7%) in the 2003 quarter due to the addition of staff in the residential mortgage lending area and retail branch network.

Marketing expenses increased $1.5 million (or 112.4%) in the 2003 quarter as a result of advertising costs on newly introduced deposit products during the 2003 quarter.

Information required by this item is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results

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

The Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31 2003. Based on the foregoing, the Company’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2003.

During the three months ended December 31, 2003 there were no significant changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-K are set forth below.

(b)	The Registrant did not file any reports on Form 8-K during the fiscal quarter covered by this report.

EXHIBITS

EXHIBITS		DESCRIPTION

3.		ORGANIZATIONAL DOCUMENTS

(a	)	Second Amended and Restated Declaration of Trust filed with the Maryland State Department of Assessments and Taxation on May 23, 2002 as Exhibit 3(a) to Registration Statement 333-70753 is hereby incorporated by reference.

(b	)	Second Amended and Restated By-Laws of the Trust dated as of May 23, 2002 as Exhibit 3(b) to Registration Statement 333-70753 is hereby incorporated by reference.

4.		INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

(a	)	Indenture, dated as of April 14, 2003, between the Trust and U.S. Bank National Association, as Trustee, with respect to the Trust’s Unsecured Notes Due for One Year to Ten Years from Date of Issue, as filed as Exhibit 4(a) to Registration Statement 333-104068 is hereby incorporated by reference.

(b	)	Indenture dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, with respect to the Trust’s 9 3/4% Series B Senior Secured Notes due 2008, as filed as Exhibit 4(a) to Registration Statement 333-49937 is hereby incorporated by reference.

(c	)	Indenture dated as of September 1, 1992 with respect to the Trust’s Notes due from One to Ten Years from Date of Issue filed as Exhibit 4(a) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(d	)	First Supplemental Indenture dated as of January 16, 1997 with respect to the Trust’s Notes due from One to Ten years from Date of Issue filed as Exhibit 4(b) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(e	)	Second Supplemental Indenture dated as of January 13, 1999 with respect to the Trust’s Notes due from One to Ten Years from Date of Issuance as filed as Exhibit 4(l) to Registration Statement No. 333-70753 is hereby incorporated by reference.

10.	MATERIAL CONTRACTS

(a)	Amended and Restated Advisory Contract dated October 1, 1982 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, as subsequently amended, as filed as Exhibit 10(a) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2003 is hereby incorporated by reference.

(b)	Assignment and Guaranty Agreement effective May 1, 1972 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(c)	Commercial Property Leasing and Management Agreement effective October 1, 1982 between the Trust and B.F. Saul Property Company filed as Exhibit 10(b) to Registration Statement No. 2-80831 is hereby incorporated by reference.

(d)	Amendments to Commercial Property Leasing and Management Agreement between the Trust and B.F. Saul Property Company dated as of December 31, 1992 (Amendment No. 5), July 1, 1989 (Amendment No. 4), October 1, 1986 (Amendment No. 3), January 1, 1985 (Amendment No. 2) and July 1, 1984 (Amendment No. 1) filed as Exhibit 10(o) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(e)	Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(f)	First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(g)	Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Bank, F.S.B. and certain real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(h)	Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

(i)	Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(j	)	First Amendment to Registration Rights and Lock-Up Agreement dated September 29, 1999 by and among Saul Centers, Inc., the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, B.F. Saul Property Company and Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(k	)	Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company, Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.

(l	)	Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., B.F. Saul Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended March 31, 2000 is hereby incorporated by reference.

(m	)	Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

(n	)	Note Administration Fee Agreement dated as of February 8, 2002, between the Trust and B.F. Saul Advisory Company L.L.C., as filed as Exhibit 10(n) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended December 31, 2001 is hereby incorporated by reference.

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. F. SAUL REAL ESTATE INVESTMENT TRUST
(Registrant)

Date: February 13, 2004	Stephen R. Halpin, Jr.

Stephen R. Halpin, Jr.
Vice President and Chief Financial Officer

Date: February 13, 2004	Kenneth D. Shoop

Kenneth D. Shoop
Vice President and Principal Accounting Officer