Form 10-Q
period 2004-03-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2004-05-17
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12-2). Yes ☐ No ☒

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of May 17, 2004, was 4,807,510.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets

B. F. SAUL REAL ESTATE INVESTMENT TRUST

(In thousands)	March 31, 2004	September 30, 2003
	(Unaudited)
ASSETS
Real Estate
Income-producing properties
Hotel	$265,905	$258,060
Office and industrial	182,215	180,385
Other	2,803	2,803

	450,923	441,248
Accumulated depreciation	(174,807)	(166,243)

	276,116	275,005
Land parcels	41,636	42,425
Investment in Saul Holdings and Saul Centers	56,774	53,383
Cash and cash equivalents	34,628	18,979
Note receivable and accrued interest — related party	2,237	2,987
Senior secured note redemption escrow	216,250	—
Other assets	44,645	36,506

Total real estate assets	672,286	429,285

Banking
Cash and other deposits	376,809	414,627
Securities purchased under agreements to resell	50,000	—
Loans held for securitization and/or sale	1,385,962	1,378,831
Investment securities (market value $46,549 and $46,531, respectively)	46,208	46,345
Mortgage-backed securities (market value $501,995 and $490,764, respectively)	489,130	478,392
Loans receivable (net of allowance for losses of $54,000 and $58,397, respectively)	8,295,814	7,559,557
Federal Home Loan Bank stock	119,128	107,374
Real estate held for investment or sale (net of allowance for losses of $202 for both periods)	19,716	22,745
Property and equipment, net	478,149	490,731
Automobiles subject to lease, net	630,482	855,410
Goodwill and other intangible assets, net	24,167	24,329
Interest only strips receivable	200,031	139,781
Other assets	287,402	261,318

Total banking assets	12,402,998	11,779,440

TOTAL ASSETS	$13,075,284	$12,208,725

LIABILITIES
Real Estate
Mortgage notes payable	$316,571	$322,437
Notes payable - secured	450,000	203,800
Notes payable - unsecured	55,720	55,349
Accrued dividends payable - preferred shares of beneficial interest	2,848	6,139
Other liabilities and accrued expenses	68,696	65,131

Total real estate liabilities	893,835	652,856

Banking
Deposit accounts	8,440,145	8,100,505
Borrowings	168,143	168,314
Federal Home Loan Bank advances	2,332,555	1,987,469
Other liabilities	482,349	533,137
Capital notes — subordinated	175,000	250,000

Total banking liabilities	11,598,192	11,039,425

Commitments and contingencies
Minority interest held by affiliates	101,758	98,062
Minority interest — other	296,013	249,698

TOTAL LIABILITIES	12,889,798	12,040,041

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized, 6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	129,226	112,424

	229,327	212,525
Less cost of 1,834,088 common shares of beneficial interest in treasury	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	185,486	168,684

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,075,284	$12,208,725

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(In thousands, except per share amounts)	2004	2003	2004	2003
REAL ESTATE
Income
Hotels	$23,468	$20,287	$44,599	$40,516
Office and industrial (including $1,243, $1,362, $2,489 and $2,583 of rental income from banking segment, respectively)	9,570	10,192	18,913	19,946
Other	455	314	783	604

Total income	33,493	30,793	64,295	61,066

Expenses
Direct operating expenses:
Hotels	15,672	14,231	30,582	28,557
Office and industrial properties	2,932	2,977	5,759	5,727
Land parcels and other	336	264	622	554
Interest expense	14,076	12,342	26,458	24,841
Amortization of debt expense	267	298	460	553
Depreciation	4,732	5,292	9,307	10,155
Advisory, management and leasing fees - related parties	3,247	3,027	6,335	6,019
General and administrative	937	393	1,248	1,011

Total expenses	42,199	38,824	80,771	77,417

Equity in earnings (losses) of unconsolidated entities:
Saul Holdings and Saul Centers	1,985	2,183	4,041	4,560
Other	(256)	(376)	(380)	(376)
Impairment loss on investments	—	(625)	—	(625)
Gain on sale of property	2,651	—	2,651	—

REAL ESTATE OPERATING LOSS	$(4,326)	$(6,849)	$(10,164)	$(12,792)

BANKING
Interest income
Loans	$100,394	$99,318	$197,430	$205,133
Mortgage-backed securities	5,171	10,042	10,492	22,843
Trading securities	215	1,178	787	2,339
Investment securities	243	296	506	599
Other	1,632	1,725	3,045	3,544

Total interest income	107,655	112,559	212,260	234,458

Interest expense
Deposit accounts	13,701	20,999	27,839	45,383
Borrowings	27,040	30,847	59,338	62,815

Total interest expense	40,741	51,846	87,177	108,198

Net interest income	66,914	60,713	125,083	126,260
Provision for loan losses	5,428	(4,536)	(494)	(14,459)

Net interest income after provision for loan losses	72,342	56,177	124,589	111,801

Other income
Deposit servicing fees	31,006	28,831	62,306	59,605
Servicing and securitization income	55,979	26,908	87,461	44,147
Automobile rental income, net	41,342	61,720	87,766	124,097
Gain on mortgage banking activities	688	5,484	6,349	8,233
Income on real estate held for investment or sale, net	1,338	355	1,676	6,117
Other	9,577	7,559	20,392	16,387

Total other income	139,930	130,857	265,950	258,586

Continued on following page.

Consolidated Statements of Operations (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(In thousands, except per share amounts)	2004	2003	2004	2003
BANKING (Continued)
Operating expenses
Salaries and employee benefits	$56,104	$53,284	$110,628	$104,884
Servicing assets amortization and other loan expenses	18,118	11,505	27,755	23,818
Property and equipment (including $1,243, $1,362, $2,489 and $2,583 of rental expense paid to real estate segment, respectively)	9,940	9,609	19,618	19,581
Marketing	1,760	1,733	4,549	3,046
Data processing	8,968	8,860	17,910	17,482
Depreciation and amortization	42,392	58,099	88,072	114,151
Deposit insurance premiums	312	317	618	633
Other	21,946	13,322	37,689	28,068

Total operating expenses	159,540	156,729	306,839	311,663

BANKING OPERATING INCOME	$52,732	$30,305	$83,700	$58,724

TOTAL COMPANY
Operating income	$48,406	$23,456	$73,536	$45,932
Income tax provision	17,599	8,025	26,035	15,621

Income before minority interest	30,807	15,431	47,501	30,311
Minority interest held by affiliates	(5,777)	(2,715)	(6,295)	(5,204)
Minority interest — other	(4,755)	(6,327)	(22,686)	(12,656)

TOTAL COMPANY NET INCOME	$20,275	$6,389	$18,520	$12,451

Dividends: Real Estate Trust’s preferred shares of beneficial interest	(1,355)	(1,355)	(2,709)	(2,709)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$18,920	$5,034	$15,811	$9,742
NET INCOME PER COMMON SHARE
Income before minority interest	$6.11	$2.91	$9.31	$5.72
Minority interest held by affiliates	(1.20)	(0.56)	(1.31)	(1.08)
Minority interest — other	(0.99)	(1.31)	(4.72)	(2.62)

NET INCOME PER COMMON SHARE	$3.92	$1.04	$3.28	$2.02

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(Dollars in thousands)	2004	2003	2004	2003
COMPREHENSIVE INCOME
Net income	$20,275	$6,389	$18,520	$12,451
Other comprehensive income	—	—	—	—

TOTAL COMPREHENSIVE INCOME	$20,275	$6,389	$18,520	$12,451

CHANGES IN SHAREHOLDERS’ EQUITY
PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)	$516	$516	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)	6,642	6,642	6,642	6,642

PAID-IN SURPLUS
Beginning and end of period	92,943	92,943	92,943	92,943

RETAINED EARNINGS
Beginning of period	109,827	74,945	112,424	68,438
Net income	20,275	6,389	18,520	12,451
Adjustments - Saul Holdings investments	479	619	991	2,418
Dividends:
Real Estate Trust preferred shares of beneficial interest:
Distributions payable	(1,355)	(1,355)	(2,709)	(2,709)

End of period	129,226	80,598	129,226	80,598

TREASURY SHARES
Beginning and end of period (1,834,088, 1,814,688, 1,834,088 and 1,814,688 shares, respectively)	(43,841)	(41,848)	(43,841)	(41,848)

TOTAL SHAREHOLDERS’ EQUITY	$185,486	$138,851	$185,486	$138,851

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Six Months Ended March 31,
(In thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss	$(6,661)	$(8,365)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of property	(2,651)	—
Depreciation	9,307	10,155
Increase in accounts receivable and accrued income	(5,118)	(3,785)
Deferred tax benefit	(134)	(319)
Increase (decrease) in accounts payable and accrued expenses	1,983	(12,522)
Amortization of debt expense	1,059	1,021
Equity in (earnings) losses of unconsolidated entities:
Saul Holdings and Saul Centers	(4,041)	(4,560)
Other	380	376
Impairment loss on investments	—	625
Dividends and tax sharing payments	14,569	13,823
Other	(283)	(2,677)

	8,410	(6,228)

Banking
Net income	25,181	20,816
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums, discounts and net deferred loan fees	12,838	10,659
Depreciation and amortization	88,072	114,151
Deferred tax provision (benefit)	(27,779)	14,223
Gain on sales of fixed assets	(1,147)	—
Provision for loan losses	494	14,459
Proceeds from sales of trading securities	381,809	1,058,882
Net fundings of loans held for securitization and/or sale	(2,956,841)	(2,132,982)
Proceeds from sales of loans held for securitization and/or sale	2,585,291	1,408,213
Gain on mortgage banking activities	(6,349)	(8,233)
Gain on sales of real estate held for sale	(1,171)	(5,580)
Increase in interest-only strips receivable	(60,250)	(18,900)
Increase in other assets	(23,987)	(7,711)
Increase (decrease) in other liabilities	(21,488)	4,035
Minority interest held by affiliates	6,295	5,204
Minority interest - other	13,193	4,875

	14,161	482,111

Net cash provided by operating activities	22,571	475,883

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties	(10,578)	(3,760)
Property sales, net	3,602	—
Note receivable and accrued interest — related party repayments	750	1,000
Investment in Saul Holdings and Saul Centers	2,175	2,081
Other investments	(450)	(1,097)

	(4,501)	(1,776)

Banking
Net proceeds from redemption of Federal Home Loan Bank stock	127,523	55,286
Purchases of Federal Home Loan Bank stock	(139,278)	(54,450)
Net proceeds from sales of real estate	7,104	8,138
Disbursements for real estate held for investment or sale	(1,247)	(2,127)
Net proceeds from sales of property and equipment	23,320	—
Net purchases of property and equipment	(29,199)	(18,701)
Net principal collected of loans receivable	2,680,896	1,539,645
Net (purchases) repayments of automobiles subject to lease	156,566	(60,873)
Principal collected on mortgage-backed securities	98,294	344,607
Purchases of loans receivable	(3,549,798)	(2,557,458)

	(625,819)	(745,933)

Net cash used in investing activities	(630,320)	(747,709)

Continued on following page.

Consolidated Statements of Cash Flows (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Six Months Ended March 31,
(In thousands)	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Principal curtailments and repayments of mortgages	(5,267)	(5,237)
Proceeds from secured note financings	259,000	21,250
Secured note proceeds held in escrow	(216,250)	—
Repayments of secured note financings	(12,800)	(10,000)
Proceeds from sales of unsecured notes	5,983	2,440
Repayments of unsecured notes	(5,612)	(2,897)
Costs of obtaining financings	(7,314)	(571)
Dividends paid - preferred shares of beneficial interest	(6,000)	(6,000)

	11,740	(1,015)

Banking
Proceeds from customer deposits and sales of certificates of deposit	24,491,815	21,943,892
Customer withdrawals of deposits and payments for maturing certificates of deposit	(24,152,175)	(21,420,490)
Net increase in securities sold under repurchase agreements	(2,816)	(365,470)
Advances from the Federal Home Loan Bank	7,158,601	4,607,868
Repayments of advances from the Federal Home Loan Bank	(6,813,515)	(4,559,592)
Net increase in other borrowings	2,645	55,461
Issuance of 6-7/8% subordinated debentures	171,938	—
Issuance of 8% Noncumulative Perpetual Preferred Stock, Series C	120,622	—
Redemption of 13% Noncumulative Perpetual Preferred Stock, Series A	(81,750)	—
Redemption of 9-1/4% Subordinated Debentures	(252,775)	—
Cash dividends paid on preferred stock	(5,750)	(4,875)
Cash dividends paid on common stock	(13,000)	(10,000)

	623,840	246,794

Net cash provided by financing activities	635,580	245,779

Net increase (decrease) in cash and cash equivalents	27,831	(26,047)
Cash and cash equivalents at beginning of period	433,606	465,686

Cash and cash equivalents at end of period	$461,437	$439,639

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$34,628	$4,944
Banking
Cash and other deposits	376,809	434,695
Securities purchased under agreements to resell	50,000	—

Cash and cash equivalents at end of period	$461,437	$439,639

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)	$125,902	$143,140
Income taxes paid (received)	49,054	(6,136)
Shares of Saul Centers, Inc. common stock	4,039	3,874
Cash received during the year from:
Dividends on shares of Saul Centers, Inc. common stock	2,950	2,692
Distributions from Saul Holdings Limited Partnership	3,263	3,263
Supplemental disclosures of noncash activities:
Rollovers of notes payable - unsecured	2,641	3,383
Loans held for sale exchanged for trading securities	376,439	1,055,315
Loans receivable exchanged for mortgage-backed securities held to maturity	108,640	—
Loans receivable transferred to loans held for securitization and/or sale, net	—	250,000
Loans receivable transferred to real estate acquired in settlement of loans	1,687	2,067

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

Certain reclassifications of prior periods’ information have been made to conform with the presentation for the three and six months ended March 31, 2004.

2. Consolidated financial statements - The accompanying financial statements include the accounts of the Real Estate Trust, which is involved in the ownership and development of income-producing properties. The accounts of the Bank have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results and cash flows for two business operations: Real Estate and Banking. All significant inter-company transactions, except as disclosed elsewhere in the financial statements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the Bank are presented gross in the Consolidated Statements of Cash Flows. For purposes of calculating primary and diluted earnings per share, weighted average common shares outstanding totaled 4,807,510 for the six-month period ended March 31, 2004 and 4,826,910 for the six-month period ended March 31, 2003. No dividends have been declared on the common shares in any of the periods presented.

3. Taxes - The Real Estate Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978. As a result of the Real Estate Trust’s acquisition of an additional 20% equity interest in the Bank in June 1990, the Bank became a member of the Real Estate Trust’s affiliated group filing consolidated federal income tax returns. The current effect of the Real Estate Trust’s consolidation of the Bank’s operations into its federal income tax return results in the use of the Real Estate Trust’s net operating losses to reduce the federal income taxes the Bank would otherwise owe.

4. Investment in Saul Centers, Inc. and Saul Holdings Limited Partnership - During the six-month period ended March 31, 2004, the Real Estate Trust purchased, either through dividend reinvestment or direct purchase, approximately 152,000 shares of common stock of Saul Centers, Inc. (“Saul Centers”), and as of March 31, 2004 owned approximately 3,897,000 shares representing 24.4% of such company’s outstanding common stock. As of March 31, 2004, the market value of these shares was approximately $119.0 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

In fiscal 1993, the Real Estate Trust entered into a series of transactions in connection with the initial public offering of Saul Centers. The Real Estate Trust transferred its 22 shopping centers and one of its office properties, together with the debt associated with such properties, to a newly formed partnership, Saul Holdings Limited Partnership (“Saul Holdings Partnership”), in which as of March 31, 2004 the Real Estate Trust owns (directly or through one of its wholly owned subsidiaries) a 19.8% interest, other entities affiliated with the Real Estate Trust own a 4.8% interest and Saul Centers owns a 75.4% interest. Under the Saul Holdings Partnership agreement, the units are generally convertible on a one-for-one basis into common stock of Saul Centers. However, at the current time, the units held by the Real Estate Trust are not convertible into Saul Centers common stock because of restrictions contained in the Saul Holdings Partnership agreement on the number of shares of common stock of Saul Centers that the Real Estate Trust and its affiliates can beneficially own at any point in time. The Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly distributions to the partners out of net cash flow. The quarterly distributions since inception have been 39 cents per unit. During the six-month period ended March 31, 2004, the Real Estate Trust received total cash distributions of $3.3 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s credit line banks.

In connection with the transfer of its properties to Saul Holdings Partnership, the Real Estate Trust was relieved of approximately $196 million in mortgage debt and deferred interest. Pursuant to a reimbursement agreement among the partners of Saul Holdings Partnership and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At March 31, 2004, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $100.0 million.

4. Investment in Saul Centers Inc. and Saul Holdings Limited Partnership (Continued)

As of March 31, 2004, the Real Estate Trust, through its partnership interest in Saul Holdings Partnership of 19.8% and its ownership of common shares of Saul Centers of 24.4%, effectively owns 38.2% of the consolidated entities of Saul Centers. Following are the Saul Centers unaudited condensed Consolidated Balance Sheets as of March 31, 2004 and September 30, 2003 and unaudited Consolidated Statements of Operations for the six month periods ended March 31, 2004 and 2003. The consolidated statements include the accounts of Saul Centers, its subsidiaries, Saul Holdings Partnership and other subsidiary partnerships which are majority owned by Saul Centers.

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	March 31, 2004	September 30, 2003
Assets
Real estate investments	$617,715	$537,172
Accumulated depreciation	(168,705)	(161,153)
Other assets	50,549	41,515

Total assets	$499,559	$417,534

Liabilities and stockholders’ equity (deficit)
Notes payable	$379,269	$400,668
Other liabilities	26,060	22,470

Total liabilities	405,329	423,138
Total stockholders’ equity (deficit)	94,230	(5,604)

Total liabilities and stockholders’ equity	$499,559	$417,534

4. Investment in Saul Centers Inc. and Saul Holdings Limited Partnership (Continued)

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended March 31,
(In thousands)	2004	2003
Revenue
Base rent	$41,710	$38,218
Other revenue	10,760	10,160

Total revenue	52,470	48,378

Expenses
Operating expenses	10,696	10,269
Interest expense	12,295	12,850
Amortization of debt expense	420	419
Depreciation and amortization	9,600	7,981
General and administrative	3,574	3,038

Total expenses	36,585	34,557

Operating income	15,885	13,821
Gain on sale of property	182	—

Income before minority interest	16,067	13,821
Minority interest	(4,047)	(4,039)

Net income	12,020	9,782
Preferred dividends	(3,244)	—

Net income available to common shareholders	$8,776	$9,782

5. Adoption of recently issued accounting pronouncements - In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 is an Interpretation of Accounting Research Bulletin No. 51 and addresses consolidation by business enterprises of variable interest entities (“VIEs”). FIN 46 is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of FIN 46 to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests in another enterprise is considered the primary beneficiary of that enterprise and, therefore, should consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures. At March 31, 2004, the real Estate Trust does not have any unconsolidated entities or VIEs and therefore the adoption of FIN 46 will not have an impact on its financial condition or results of operations.

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

	Six Months Ended March 31,
(In thousands)	2004	2003
INCOME
Hotels	$44,599	$40,516
Office and industrial properties	18,913	19,946
Other	783	604

	$64,295	$61,066

OPERATING PROFIT (LOSS) (1)
Hotels	$8,037	$5,359
Office and industrial properties	9,839	10,676
Other	149	38

	18,025	16,073
Equity earnings of unconsolidated entities, net	3,661	4,184
Impairment loss on investments	—	(625)
Gain on sale of property	2,651	—
Interest and debt expense	(26,918)	(25,394)
Advisory, management and leasing fees - related parties	(6,335)	(6,019)
General and administrative	(1,248)	(1,011)

Operating loss	$(10,164)	$(12,792)

IDENTIFIABLE ASSETS (AT PERIOD END)
Hotels	$177,727	$175,614
Office and industrial properties	125,032	126,929
Other	369,527	122,659

	$672,286	$425,202

DEPRECIATION
Hotels	$5,980	$6,600
Office and industrial properties	3,315	3,543
Other	12	12

	$9,307	$10,155

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS
Hotels	$8,586	$1,977
Office and industrial properties	1,830	1,670
Other	162	113

	$10,578	$3,760

(1)	Operating profit (loss) includes income less direct operating expenses and depreciation

7. Loans held for securitization and/or sale:

Loans held for securitization and/or sale is composed of single-family residential loans. At March 31, 2004 and September 30, 2003, loans held for securitization and/or sale totaled $1,386 million and $1,379 million, respectively.

8. Loans receivable:

Loans receivable is composed of the following:

(In thousands)	March 31, 2004	September 30, 2003
Single-family residential	$5,078,849	$4,397,394
Home equity	1,511,616	1,336,776
Real estate construction and ground	209,032	234,356
Commercial real estate and multifamily	38,712	19,435
Commercial	936,878	888,847
Prime automobile	368,767	492,896
Other consumer	128,027	180,734

	8,271,881	7,550,438

Deferred loan origination costs, net of unearned discounts	77,933	67,516
Allowance for losses on loans	(54,000)	(58,397)

	23,933	9,119

Total	$8,295,814	$7,559,557

9. Real estate held for investment or sale:

The Bank’s real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank’s real estate acquired in settlement of loans or real estate owned (“REO”) is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

(In thousands)	March 31, 2004	September 30, 2003
Real estate held for investment (net of allowance for losses of $202 for both periods)	$925	$925
Real estate held for sale	18,791	21,820

Total real estate held for investment or sale	$19,716	$22,745

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

Selected segment information is as follows:

	Retail Banking	Other(1)	Total
Six Months Ended March 31, 2004
Operating income	$360,842	$25,645	$386,487
Operating expense	282,489	20,940	303,429

Core earnings	78,353	4,705	83,058
Non-core items	461	181	642

Operating income	$78,814	$4,886	$83,700

Average assets	$11,130,124	$1,186,412	$12,316,536

Six Months Ended March 31, 2003
Operating income	$345,153	$23,013	$368,166
Operating expense	289,556	20,576	310,132

Core earnings	55,597	2,437	58,034
Non-core items	1,371	(681)	690

Operating income	$56,968	$1,756	$58,724

Average assets	$10,406,154	$1,144,774	$11,550,928

(1)	Includes commercial banking and non-banking services.

The financial information for each segment is reported on the basis used internally by the Bank’s management to evaluate performance. Core earnings excludes certain items such as income and expenses related to certain securitization transactions, adjustments to loan loss reserves in excess of net charge-offs and certain other nonrecurring items. Items excluded from core earnings are shown as non-core items. Measurement of the performance of these segments is based on the management structure of the Bank and is not necessarily comparable with financial information from other entities. The information presented is not necessarily indicative of the segment’s results of operations if each of the segments were independent entities.

11. Capital notes – subordinated:

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

12. Issuance and redemption of preferred stock:

In October 2003, the Bank sold $125.0 million of its 8% Noncumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”). The net proceeds from the issuance of the Series C Preferred Stock were used to redeem all of the 13% Noncumulative Perpetual Preferred Stock, Series A, on October 31, 2003, at a price of $27.25 per share. The Series C Preferred Stock trades on the New York Stock Exchange under the symbol “CCX PrC.” The Bank will pay quarterly dividends in arrears at an annual rate of 8% on the Series C Preferred Stock only if the Board of Directors declares them and the OTS does not object. Dividends, once declared, are payable on or before the fifteenth day of February, May, August and November of each year. The dividend payment date for the initial dividend period, however, was January 15, 2004. Dividends not declared in a quarter will not be paid at any future time, except that upon a liquidation or redemption, accrued dividends for the current period will be paid.

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

The principal business activities of the Real Estate Trust are the ownership of 80% of the outstanding common stock of the Bank, whose assets accounted for 95% of the Trust’s consolidated assets at March 31, 2004, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in the Bank, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the OTS.

The following discussion and analysis provides information that management believes to be necessary for an understanding of the Trust’s financial condition and results of operations, and should be read in conjunction with the accompanying financial statements, notes thereto and other information contained in this document.

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at March 31, 2004, consisted primarily of hotels, office projects, and land parcels. During the quarter ended March 31, 2004, the Real Estate Trust’s hotel portfolio included 18 properties containing 3,571 available rooms. The office property portfolio consisted of 13 properties with a total gross leasable area of 1,978,000 square feet.

The hotel portfolio experienced an average occupancy of 60.9% and an average room rate of $88.29 during the six-month period ended March 31, 2004, compared to an average occupancy of 56.0% and an average room rate of $86.35 during the same period in the prior year. REVPAR (revenue per available room) for the hotels was $53.78 for the six-month period ended March 31, 2004, an 11.2% increase over REVPAR for the six-month period ended March 31, 2003 of $48.37.

Office space in the Real Estate Trust’s office property portfolio was 86.2% leased at March 31, 2004, compared to a leasing rate of 88.0% at March 31, 2003 and 85.9% at December 31, 2003. At March 31, 2004, of the total gross leasable area of 1,978,000 square feet, 107,760 square feet (5.4%) and 253,184 square feet (12.8%) are subject to leases expiring in the remainder of fiscal 2004 and fiscal 2005.

BANKING

General. The Bank’s assets decreased by $200.8 million during the current quarter to $12.4 billion at March 31, 2004. Total loans increased $179.2 million to $9.7 billion at March 31, 2004. The Bank recorded operating income of $52.7 million during the quarter ended March 31, 2004, compared to operating income of $30.3 million in the prior corresponding quarter. The increase in net income is attributable to an increase in other (non-interest) income and decreases in interest expense and the provision for loan losses, which were partially offset by a decrease in interest income and an increase in operating expenses.

On December 2, 2003, the Bank issued $175.0 million of its 2003 Debentures. On January 2, 2004, the net proceeds of that offering, along with short-term borrowings, were used to redeem all $250.0 million of the 1993 Debentures and the 1996 Debentures.

At March 31, 2004, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.98%, 5.98%, 8.17% and 10.76%, respectively. The Bank’s regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). See “Capital.”

During the quarter ended March 31, 2004, the Bank declared and paid out of retained earnings a cash dividend on its Common Stock in the amount of $700 per share. There were no dividends declared on the Bank’s Preferred Stock during the quarter ended March 31, 2004. The dividend declaration date for the initial dividend period for the Bank’s Series C Preferred Stock was December 3, 2003. The second dividend was declared on April 21, 2004.

Asset Quality. Non-Performing Assets. The following table sets forth information concerning the Bank’s non-performing assets. The figures shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	March 31, 2004	December 31, 2003	September 30, 2003
Non-performing assets:
Non-accrual loans:
Residential mortgage	$11,017	$10,287	$6,567
Home equity	1,461	1,395	1,480
Real estate and construction and ground	—	1,259	1,004

Total non-accrual real estate loans	12,478	12,941	9,051
Commercial	349	249	249
Subprime automobile	2,187	4,260	4,372
Other consumer	1,319	1,908	1,928

Total non-accrual loans (1)	16,333	19,358	15,600
Real estate acquired in settlement of loans	18,791	18,751	21,820

Total non-performing assets	$35,124	$38,109	$37,420

Allowance for losses on loans	$54,000	$60,879	$58,397
Allowance for losses on real estate held for investment	202	202	202

Total allowances for losses	$54,202	$61,081	$58,599

Ratios:
Non-performing assets to total assets	0.28%	0.30%	0.32%
Allowance for losses on real estate loans to non-accrual real estate loans (1)	71.23%	69.66%	75.65%
Allowance for losses on loans to non-accrual loans (1)	330.62%	314.49%	374.34%
Allowance for losses on loans to total loans receivable (2)	0.55%	0.64%	0.65%

(1)	Before deduction of allowances for losses.

(2)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets totaled $35.1 million at March 31, 2004, compared to $38.1 million at December 31, 2003. The $3.0 million decrease in non-performing assets for the current quarter resulted from a decrease in non-accrual loans which was partially offset by a slight increase in REO. The Bank maintained $54.0 million and $60.9 million of valuation allowances on its loan portfolio at March 31, 2004 and December 31, 2003, respectively. See “Non-accrual Loans” and “REO.”

Non-accrual Loans. The Bank’s non-accrual loans decreased to $16.3 million at March 31, 2004, from $19.4 million at December 31, 2003. Non-accrual residential real estate loans decreased to $12.5 million from $12.9 million during the quarter. Other non-accrual loans decreased to $3.9 million at March 31, 2004 from $6.4 million in the prior quarter reflecting the Bank’s prior decision to discontinue the origination of indirect automobile loans.

REO. At March 31, 2004, the Bank’s REO totaled $18.8 million, essentially unchanged from the prior quarter.

Delinquent Loans. At March 31, 2004, delinquent loans totaled $50.1 million, or 0.5% of loans, a decrease of $11.0 million from the level at December 31, 2003 when delinquencies are at their traditional season highs. The following table sets forth information regarding the Bank’s delinquent loans at March 31, 2004.

	Principal Balance (Dollars in thousands)
	Residential Mortgage	Home Equity	Other Real Estate	Subprime Automobile	Commercial	Other Consumer	Total	Total as a Percentage of Loans(1)
Loans delinquent for:
30-59 days	$5,077	$4,476	$7,613	$9,858	$10,567	$5,901	$43,492	0.4%
60-89 days	1,296	531	—	3,301	—	1,472	6,600	0.1%

Total	$6,373	$5,007	$7,613	$13,159	$10,567	$7,373	$50,092	0.5%

(1)	Includes loans held for sale and/or securitization, before valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Other real estate loans delinquent 30-59 days consisted of two residential construction loans totaling $7.6 million at March 31, 2004, both of which were in the normal process of renewal or extension. At December 31, 2003, there were no delinquent other real estate loans.

Delinquent subprime automobile loans decreased from $23.1 million at December 31, 2003 to $13.2 million at March 31, 2004, primarily because delinquencies are at their traditional season high in the December quarter and also because the Bank’s portfolio of these loans continues to decline as a result of the Bank’s prior decision to discontinue origination of these loans.

Commercial loans classified as delinquent 30-89 days consisted of 13 loans totaling $10.6 million at March 31, 2004, compared to 20 loans totaling $13.1 million at December 31, 2003. The total at March 31, 2004 includes $10.2 million of loans that were in the normal process of renewal or extension.

Other consumer loans delinquent 30-89 days decreased to $7.4 million at March 31, 2004, from $10.2 million at December 31, 2003, primarily because delinquencies are at their traditional season high in the December quarter.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. At March 31, 2004 and December 31, 2003, potential problem assets totaled $15.4 million and $13.6 million, respectively.

Troubled Debt Restructurings. At March 31, 2004 and December 31, 2003, the Bank had no troubled debt restructurings.

Real Estate Held for Investment. At March 31, 2004 and December 31, 2003, real estate held for investment consisted of one property with a book value of $0.9 million, net of valuation allowances of $0.2 million.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Six Months Ended March 31,		Three Months Ended March 31, 2004
	2004	2003
Balance at beginning of period	$58,397	$66,079	$60,879

Provision for loan losses	494	14,459	(5,428)

Charge-offs:
Single family residential	(200)	(207)	(124)
Home equity	(372)	(417)	(158)
Commercial real estate and multifamily	—	(380)	—
Subprime automobile	(9,927)	(16,906)	(4,219)
Other consumer	(5,546)	(5,872)	(2,480)

Total charge-offs	(16,045)	(23,782)	(6,981)

Recoveries:
Home equity	140	116	73
Commercial real estate and multifamily	—	6	—
Subprime automobile	7,897	5,001	3,886
Other consumer	3,117	1,608	1,571

Total recoveries	11,154	6,731	5,530

Charge-offs, net of recoveries	(4,891)	(17,051)	(1,451)

Balance at end of period	$54,000	$63,487	$54,000

Provision for loan losses to average loans (1) (2)	0.01%	0.36%	(0.22%)
Net loan charge-offs to average loans (1) (2)	0.10%	0.42%	0.06%
Ending allowance for losses on loans to total loans (2) (3)	0.55%	0.75%	0.55%

(1)	Annualized

(2)	Includes loans held for securitization and/or sale.

(3)	Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	March 31,
	2004		2003		September 30, 2003
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of period allocated to:
Single family residential	$3,575	66.8%	$1,953	60.9%	$2,161	64.7%
Home equity	2,590	15.7	748	14.5	2,426	15.0
Commercial real estate and multifamily	148	0.4	171	0.3	162	0.2
Real estate construction and ground	2,575	2.2	3,038	3.1	2,098	2.6
Commercial	14,277	9.7	18,145	10.7	14,400	10.0
Prime automobile loans	6,215	3.8	4,750	7.5	7,013	5.5
Subprime automobile	12,000	0.6	32,000	1.8	16,000	1.1
Home improvement and related loans	1,230	0.4	966	0.8	1,049	0.5
Overdraft lines of credit and other consumer	1,620	0.4	1,716	0.4	2,020	0.4
Unallocated	9,770	—	—	—	11,068	—

Total	$54,000		$63,487		$58,397

At March 31, 2004, the Bank’s total valuation allowances for losses on loans and real estate held for investment or sale was $54.2 million, a decrease of $6.9 million from $61.1 million at December 31, 2003. The allowance for losses on loans represents management’s estimate of credit losses inherent in the Bank’s loan portfolio as of the balance sheet date. The Bank’s allowance consists of several key elements, which include the allocated allowance, specific allowances for identified loans and the unallocated allowance. Management reviews the adequacy of the valuation allowances on loans using a variety of measures and tools including historical loss performance, delinquency status, current economic conditions, internal risk ratings and current underwriting policies and procedures.

The allowance for losses on loans secured by real estate totaled $8.9 million at March 31, 2004, which constituted 71.2% of total non-accrual real estate loans and was essentially unchanged from the level at December 31, 2003. During the three months ended March 31, 2004, the Bank recorded net charge-offs of $0.2 million on these assets. The allowance for losses on single-family residential loans was $3.6 million at March 31, 2004, unchanged from the level at December 31, 2003.

The allowance for losses on other consumer loans, including automobile, home improvement and related loans, overdraft lines of credit and other consumer loans decreased to $21.1 million at March 31, 2004, from $26.6 million at December 31, 2003. The decline reflects the improving credit quality in the portfolio of these loans following the Bank’s prior decisions to discontinue subprime automobile lending and indirect consumer lending.

The allowance for losses on commercial loans increased slightly to $14.3 million at March 31, 2004, from $14.1 million at December 31, 2003.

The unallocated allowance for losses decreased to $9.8 million at March 31, 2004, from $11.1 million at December 31, 2003. The unallocated allowance is based upon management’s evaluation and judgement of various conditions that are not directly measured in the determination of the allocated allowance. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting key lending areas of the Bank, credit quality trends, collateral volumes, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience, regulatory examination results and findings of the Bank’s internal credit evaluations.

The Bank’s valuation allowance for losses on real estate held for investment or sale was $0.2 million at March 31, 2004 and December 31, 2003.

Asset and Liability Management. The following table presents the interest rate sensitivity of the Bank’s interest-earning assets and interest-bearing liabilities at March 31, 2004, which reflects loan amortization and management’s estimate of loan prepayments. Variable rate loans are assumed to mature in the period in which their interest rates are next scheduled to adjust. Prepayment rates for the Bank’s loans are based on recent actual and market experience. Statement savings accounts with balances under $20,000 are classified based upon management’s assumed annual attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
As of March 31, 2004
Real estate loans:
Adjustable-rate	$3,289,886	$360,023	$708,789	$787,470	$4,241	$5,150,409
Fixed-rate	41,076	33,709	77,359	31,611	10,677	194,432
Home equity credit lines and second mortgages	1,299,157	33,723	98,799	58,518	80,440	1,570,637
Commercial	763,542	13,360	44,087	32,162	82,098	935,249
Consumer and other	151,047	114,561	192,731	34,243	6,505	499,087
Loans held for securitization and/or sale	1,385,962	—	—	—	—	1,385,962
Mortgage-backed securities	109,831	77,933	126,515	72,211	102,640	489,130
Other investments	237,708	—	46,208	—	—	283,916

Total interest-earning assets	7,278,209	633,309	1,294,488	1,016,215	286,601	10,508,822
Total non-interest earning assets	—	—	—	—	1,894,176	1,894,176

Total assets	$7,278,209	$633,309	$1,294,488	$1,016,215	$2,180,777	$12,402,998

Deposits:
Fixed maturity deposits	$1,046,081	$309,643	$275,171	$74,877	$—	$1,705,772
NOW, statement and passbook accounts	2,834,097	50,966	169,749	115,535	246,219	3,416,566
Money market deposit accounts	2,303,861	—	—	—	—	2,303,861
Borrowings:
Capital notes - subordinated	—	—	—	—	175,000	175,000
Other	1,769,422	273,250	287,723	130,077	40,227	2,500,699

Total interest-bearing liabilities	7,953,461	633,859	732,643	320,489	461,446	10,101,898
Minority interest	—	—	—	—	175,391	175,391
Total non-interest bearing liabilities	—	—	—	—	1,479,821	1,479,821
Stockholders’ equity	—	—	—	—	645,888	645,888

Total liabilities & stockholders’ equity	$7,953,461	$633,859	$732,643	$320,489	$2,762,546	$12,402,998

Gap	$(675,252)	$(550)	$561,845	$695,726	$(174,845)
Cumulative gap	$(675,252)	$(675,802)	$(113,957)	$581,769	$406,924
Cumulative gap as a percentage of total assets	(5.4)%	(5.4)%	(0.9)%	4.7%	3.3%

The interest sensitivity “gap” shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was a negative 5.4% at March 31, 2004, compared to a negative 5.9% at December 31, 2003. The change in the Bank’s one-year gap during this period results from various initiatives undertaken by management in light of the current low interest rate environment, including increased origination of short-term adjustable rate loans which were mostly funded through the use of short-term deposits and borrowings. The Bank continues to consider a variety of strategies to manage its interest rate risk position.

Capital. At March 31, 2004, the Bank complied with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at March 31, 2004, compared to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$645,888
Minority interest in REIT Subsidiary (1)	144,000

	789,888
Adjustments for tangible and core capital:
Intangible assets	(42,504)
Non-includable subsidiaries (2)	(930)
Non-qualifying purchased/originated loan
servicing rights	(6,459)

Total tangible capital	739,995	5.98%	$185,543	1.50%	$554,452	4.48%

Total core capital (3)	739,995	5.98%	$494,782	4.00%	$245,213	1.98%

Tier 1 risk-based capital (3)	739,995	8.17%	$362,663	4.00%	$377,332	4.17%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	54,000

Total supplementary capital	229,000

Total available capital	968,995
Equity investments (2)	(1,827)

Total risk-based capital (3)	$967,168	10.76%	$725,325	8.00%	$241,843	2.76%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.

(2)	Reflects an aggregate offset of $0.2 million representing the general allowance for losses maintained against the Bank’s equity capital investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a “credit” against the deductions otherwise required for such investments.

(3)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank’s REO at March 31, 2004, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$1,827	(1)
1991	11,352	(2)
1995	4,449	(2)
2003	55
2004	1,108

Total REO	$18,791

(1)	The Bank treats this amount as an equity investment for regulatory capital purposes.

(2)	The Bank received an extension of the holding periods of these properties through April 7, 2005.

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

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. During the six-month period ended March 31, 2004, the Bank made tax sharing payments totaling $4.2 million and dividend payments totaling $10.4 million to the Real Estate Trust. Tax sharing and dividend payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

In recent years, the operations of the Real Estate Trust have generated net operating losses while the Bank has reported net income. It is anticipated that the Trust’s consolidation of the Bank’s operations into the Trust’s federal income tax return will result in the use of the Real Estate Trust’s net operating losses to reduce the federal income taxes the Bank would otherwise owe. If in any future year, the Bank has taxable losses or unused credits, the Real Estate Trust would be obligated to reimburse the Bank the greater of (i) the tax benefit to the group using such tax losses or unused tax credits in the group’s consolidated federal income tax returns or (ii) the amount of the refund which the Bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group.

During the six-month period ended March 31, 2004, the Trust purchased through dividend reinvestment 152,000 shares of common stock of Saul Centers and as of March 31, 2004 owned approximately 3,897,000 shares representing 24.4% of such company’s outstanding common stock. As of March 31, 2004, the market value of these shares was approximately $119.0 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership (“Saul Holdings Partnership”) the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the six-month period ended March 31, 2004, the Real Estate Trust received total cash distributions of $3.3 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s lines of credit banks.

In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of 9 3/4% Senior Secured Notes due 2008, (the “1998 Notes”).

On February 25, 2004, the Real Estate Trust issued, in a private offering, $250.0 million aggregate principal amount of 7½% Senior Secured Notes due 2014 (the “2004 Notes”). A substantial portion of the net proceeds of the offering were used to redeem the 1998 Notes, including accrued interest through March 31, 2004 and pay a redemption premium, for early redemption of the notes, of $6.5 million. These funds, totaling $216.25 million, which were escrowed at closing, were paid out on April 1, 2004. The Trust received approximately $28.1 million in proceeds from this offering after the redemption of the 1998 Notes, including accrued interest, the early redemption premium and after deducting costs associated with the offering. The 2004 Notes are nonrecourse obligations of the Real Estate Trust and are secured by a first priority perfected security interest in all of the common stock of the Bank held by the Real Estate Trust. The Real Estate Trust plans to use the net proceeds to fund renovation and construction activities as well as for general corporate purposes.

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

In fiscal 1995, the Real Estate Trust established a $15.0 million secured revolving credit line with an unrelated bank. This facility was for a two-year term subject to extension for one or more additional one-year terms. In fiscal 1997, the facility was increased to $20.0 million and was renewed for an additional two-year period. In September 1999, this facility was increased to $50.0 million and its term was set at three years with provisions for extending the term annually. On December 12, 2003 this facility was increased to $55.0 million and the maturity date extended to December 12, 2006. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At March 31, 2004, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $55.0 million.

In fiscal 1996, the Real Estate Trust established an $8.0 million revolving credit line with an unrelated bank. This facility was for a one-year term, after which any outstanding loan amount would amortize over a two-year period. During fiscal 1997, 1998 and 2000, the line of credit was increased to $10.0, $20.0, and $25.0 million, respectively. In November 2002, this line was increased to $35.0 million. In September 2003, this line was again increased to $45.0 million. The current maturity date for this line is September 26, 2006. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At March 31, 2004, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $45.0 million.

The maturity schedule for the Real Estate Trust’s outstanding debt at March 31, 2004 for the balance of fiscal 2004 and subsequent years is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes Payable	Notes Payable Secured	Notes Payable Unsecured	Total
2004(1)	$5,996	$200,000	$6,618	$212,614
2005	16,317	—	10,879	27,196
2006	94,672	—	7,619	102,291
2007	5,543	—	5,346	10,889
2008	5,952	—	3,896	9,848
Thereafter	188,091	250,000	21,362	459,453

Total	$316,571	$450,000	$55,720	$822,291

(1)	April 1, 2004 - September 30, 2004

Of the $316.6 million of mortgage debt outstanding at March 31, 2004, $308.7 million was non-recourse to the Real Estate Trust.

REAL ESTATE DEVELOPMENT AND CAPITAL EXPENDITURES

The Real Estate Trust owns various land parcels with approximately 373 acres of available land. These parcels offer potential development opportunities for the Trust.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $11.0 to $14.0 million per year for the next several years.

BANKING

The Bank’s average liquidity ratio was 5.6% for the quarter ended March 31, 2004, compared to 6.1% for the quarter ended December 31, 2003.

As part of its mortgage banking activities, the Bank sold or securitized and sold $1.5 billion of single-family residential loans during the current quarter compared to $1.4 billion in the prior corresponding quarter. As part of its operating strategy, the Bank continues to explore opportunities to sell assets and to securitize and sell various loan receivables to meet liquidity and other balance sheet objectives.

In connection with its loan origination, securitization and sale activities, the Bank generally receives or retains various interests in the sold loans, which may include servicing assets, securities, or interest-only strips receivable. The Bank sometimes retains a limited amount of recourse with its securitization through one or more means, most often through the establishment of reserve accounts, overcollateralization of receivables or retention of subordinated asset-backed certificates. The Bank records these interests as assets on its financial statements. In some cases, the Bank determines the carrying value of the assets based on expected future cash flows to be received by the Bank from the underlying assets. Some of these cash flows are payable to the Bank before the claims of others, while other cash flows are subordinated to the claims of others. The following tables summarize the carrying value of these assets at March 31, 2004 and December 31, 2003.

	March 31, 2004
	Not Subordinated	Subordinated	Total
	(in thousands)
Servicing assets	$111,765	$—	$111,765
Interest-only certificates	94,273	—	94,273
Interest-only strips receivable	103,180	2,578	105,758
Overcollateralization of loans	—	2,245	2,245
Reserve accounts	3,084	17,476	20,560

Total	$312,302	$22,299	$334,601

	December 31, 2003
	Not Subordinated	Subordinated	Total
	(in thousands)
Servicing assets	$104,174	$—	$104,174
Interest-only certificates	50,226	—	50,226
Interest-only strips receivable	102,152	4,967	107,119
Overcollateralization of loans	—	3,000	3,000
Reserve accounts	2,048	17,255	19,303

Total	$258,600	$25,222	$283,822

The Bank also is obligated under various recourse provisions related to the swap of single-family residential loans for mortgage-backed securities issued by the Bank. At March 31, 2004, recourse to the Bank under these arrangements was $4.5 million, consisting of restricted cash accounts amounting to $2.7 million and overcollateralization of receivables amounting to $1.8 million. At December 31, 2003, recourse to the Bank under these arrangements was $4.6 million, consisting of restricted cash accounts amounting to $2.7 million and overcollateralization of receivables amounting to $1.9 million.

The Bank also is obligated under recourse provisions related to the servicing of certain residential mortgage loans. At March 31, 2004 and December 31, 2003, recourse to the Bank under these arrangements totaled $3.9 million and $3.4 million, respectively.

There were no material commitments for capital expenditures at March 31, 2004.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

REAL ESTATE

The Real Estate Trust recorded income before depreciation and amortization of debt service of $673,000 and an operating loss of $4.3 million in the quarter ended March 31, 2004 (the “2004 quarter”) compared to a loss before depreciation and amortization of debt service of $1.3 million and an operating loss of $6.8 million in the quarter ended March 31, 2003 (the “2003 quarter”). The changes reflect improved operating results in the hotel portfolio and the gain associated with a land sale offset by declining results in the office and industrial portfolio, increased interest expense and lower equity earnings of unconsolidated entities.

Income after direct operating expenses from hotels increased $1.7 million, or 28.7%, in the 2004 quarter from the level achieved in the 2003 quarter. Total revenue increased $3.2 million, or 15.7%, as the overall occupancy percentage for the hotel properties increased from 56.5% for the 2003 quarter to 63.2% for the 2004 quarter, an 11.9% increase, while the average room rate increased $3.75, or 4.3%, from $87.96 in the 2003 quarter to $91.71 in the 2004 quarter, reflecting the strong demand at the Real Estate Trust’s hotel properties, particularly the Northern Virginia and Florida properties. Room sales for the 2004 quarter increased $2.8 million, or 17.6%, from the 2003 quarter, while food, beverage and other sales increased $358,000, or 8.4%. Direct operating expenses increased approximately $1.5 million, or 10.1% reflecting increased operating costs, such as payroll costs, advertising and other operating costs associated with the increased hotel occupancy.

Income after direct operating expenses from office and industrial properties decreased $577,000, or 8.0%, in the 2004 quarter compared to the 2003 quarter. Total revenue decreased $622,000, or 6.1%, in the 2004 quarter as increased vacancy, specifically at two of the Trust’s office properties, offset contractual rent increases. In addition, leased space is turning over at lower rental rates in the current quarter. Direct operating expenses decreased by $45,000, or 1.5%, as lower property taxes and repair costs offset increased bad debt expense.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $141,000, or 44.9%, principally due to increased revenue from the Real Estate Trust’s other real estate investments and higher interest income in the quarter reflecting the increased invested cash balance resulting from the net proceeds received from the $250 million Senior Secured Debt offering.

Land parcels and other expense increased $72,000, or 27.3% in the 2004 quarter when compared to the 2003 quarter as a result of increased operating expenses at the Real Estate Trust’s other real estate properties.

Interest expense increased $1.7 million in the 2004 quarter. Interest expense in the 2004 quarter includes interest on the new $250 million Senior Secured Notes which were issued on February 25, 2004 and interest is payable from that date, therefore, interest expense includes interest on both the $200 million and the $250 million Senior Secured Debt from February 25, 2004 through March 31, 2004. This overlap in interest resulted in additional interest charges of approximately $1.9 million in the 2004 quarter. This increase in interest expense was slightly offset by lower interest expense on other debt due to lower mortgage and line of credit balances and lower interest rates on those borrowings. The average balance of outstanding borrowings increased to $700.8 million in the 2004 quarter from $583.9 million in the 2003 quarter, reflecting the overlap period of the Senior Secured Debt which offset lower mortgage and line of credit balances. The average cost of borrowings was 8.18% in the 2004 quarter and 8.65% in the 2003 quarter.

Amortization of debt expense decreased $31,000 to $267,000 in the 2004 quarter reflecting debt refinancing and extensions which settled during the prior fiscal year.

Depreciation expense decreased $560,000, or approximately 10.6%, as a result of the retirement of certain office tenant improvements and hotel improvements in the 2003 quarter.

Advisory, management and leasing fees paid to related parties increased $220,000, or 7.3%, in the 2004 quarter when compared to the 2003 quarter. The advisory fee in the 2004 quarter was $472,000 per month compared to $458,000 per month for the 2003 quarter, an aggregate increase of $42,000. The remainder of the cost increase, totaling $178,000, was due to higher hotel management fees reflecting the 15.7% increase in hotel revenue and increased office leasing costs paid.

General and administrative expense increased $544,000 in the 2004 quarter due to the write-off of certain acquisition and development costs for projects that the Real Estate Trust has determined not to pursue.

Equity in earnings of unconsolidated entities reflected net earnings of $1.7 million in the 2004 quarter as compared to $1.8 million in the 2003 quarter, a decrease of approximately $100,000. Earnings from Saul Holdings Partnership and Saul Centers were lower by $198,000 in the 2004 quarter primarily due to the dilution caused by the November 2003 Saul Centers preferred stock offering. Losses from other investments totaled $256,000 in the 2004 quarter as compared to losses of $376,000 in the 2003 quarter. These losses are a result of write-downs of a certain non-public investment accounted for under the equity method.

The Real Estate Trust recorded an impairment charge of $625,000 in the 2003 quarter due to write-downs of certain non-public investments accounted for under the cost method. No impairment charges were recorded in the 2004 quarter.

In February 2004 the Commonwealth of Virginia acquired 7.93 acres of land owned by the Real Estate Trust for use in a highway project. The purchase price of the land was $3.6 million and resulted in a gain $2.7 million. There were no property sales in the 2003 quarter.

BANKING

Overview. The Bank recorded operating income of $52.7 million for the three months ended March 31, 2004 (the “2004 quarter”), compared to operating income of $30.3 million for the three months ended March 31, 2003 (the “2003 quarter”). The increase in net income was attributable to an increase in other (non-interest) income and decreases in interest expense and the provision for loan losses which were partially offset by a decrease in interest income and an increase in operating expenses.

Net Interest Income. Net interest income, before the provision for loan losses, increased $6.2 million (or 10.2%) in the 2004 quarter. No interest income was recorded on non-accrual and restructured loans during the 2004 quarter. The Bank would have recorded interest income of $0.3 million during the 2004 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank’s net interest income in future periods will continue to be adversely affected by the Bank’s non-performing assets. See “Financial Condition – Asset Quality – Non-Performing Assets.”

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Net Interest Margin Analysis

(Dollars in thousands)

	Three Months Ended March 31,
	2004			2003
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$9,829,788	$100,394	4.09%	$8,274,005	$99,318	4.80%
Mortgage-backed securities	430,066	5,171	4.81	734,725	10,042	5.47
Federal funds sold and securities purchased under agreements to resell	73,516	184	1.00	82,291	257	1.25
Trading securities	16,668	215	5.16	80,623	1,178	5.84
Investment securities	46,195	243	2.10	46,412	296	2.55
Other interest-earning assets	219,785	1,448	2.64	185,957	1,468	3.16

Total	10,616,018	107,655	4.06	9,404,013	112,559	4.79

Noninterest-earning assets:
Cash	283,369			308,613
Real estate held for investment or sale	19,479			25,509
Property and equipment, net	475,919			468,422
Automobiles subject to lease, net	687,265			1,093,277
Goodwill and other intangible assets, net	24,212			24,663
Other assets	444,286			214,915

Total assets	$12,550,548			$11,539,412

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,033,319	1,048	0.21	$1,747,368	1,134	0.26
Savings deposits	1,177,379	802	0.27	1,073,237	1,227	0.46
Time deposits	1,707,551	7,890	1.85	1,991,575	13,263	2.66
Money market deposits	2,299,719	3,961	0.69	2,081,531	5,375	1.03

Total deposits	7,217,968	13,701	0.76	6,893,711	20,999	1.22
Borrowings	3,162,133	27,040	3.42	2,764,838	30,847	4.46

Total liabilities	10,380,101	40,741	1.57	9,658,549	51,846	2.15

Noninterest-bearing items:
Noninterest-bearing deposits	1,068,765			1,021,687
Other liabilities	320,878			190,222
Minority interest	175,391			144,000
Stockholders’ equity	605,413			524,954

Total liabilities and stockholders’ equity	$12,550,548			$11,539,412

Net interest income		$66,914			$60,713

Net interest spread (2)			2.49%			2.64%

Net yield on interest-earning assets (3)			2.52%			2.58%

Interest-earning assets to interest-bearing liabilities			102.27%			97.36%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.

(2)	Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.

(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003 Increase (Decrease) Due to Change in (1)
	Volume	Rate	Total Change
Interest income:
Loans (2)	$66,687	$(65,611)	$1,076
Mortgage-backed securities	(3,776)	(1,095)	(4,871)
Federal funds sold and securities purchased under agreements to resell	(26)	(47)	(73)
Trading securities	(839)	(124)	(963)
Investment securities	(1)	(52)	(53)
Other interest-earning assets	1,007	(1,027)	(20)

Total interest income	63,052	(67,956)	(4,904)

Interest expense:
Deposit accounts	6,215	(13,513)	(7,298)
Borrowings	20,503	(24,310)	(3,807)

Total interest expense	26,718	(37,823)	(11,105)

Increase (decrease) in net interest income	$36,334	$(30,133)	$6,201

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.

(2)	Includes loans held for sale and/or securitization.

Interest income in the 2004 quarter decreased $4.9 million (or 4.4%) from the 2003 quarter primarily as a result of lower average yields on loans receivable, which was partially offset by a $1.6 billion increase in the average balances of loans receivable. Also contributing to the decreased income were lower average yields and lower average balances of mortgage-backed securities.

The Bank’s net interest spread decreased to 2.49% in the 2004 quarter from 2.64% in the 2003 quarter. The 15 basis point decrease primarily reflected a greater decrease in interest-earning asset average yields than interest-bearing liability average costs. Average interest-earning assets as a percentage of average interest-bearing liabilities increased to 102.3% for the 2004 quarter compared to 97.4% for the 2003 quarter.

Interest income on loans, the largest category of interest-earning assets, increased $1.1 million (or 1.1%) from the 2003 quarter primarily because of higher average balances of loans receivable offset by lower average yields caused by declines in the various indices on which interest rates on adjustable rate loans are based. The average yield on the loan portfolio decreased 71 basis points (from 4.80% to 4.09%) from the 2003 quarter. Lower average yields and lower average balances of automobile loans resulted in a $7.4 million (or 48.2%) decrease in interest income. Interest income on single-family residential loans increased $7.5 million due to $1.2 billion of higher average balances, which was offset by lower average yields during the 2004 quarter.

Interest income on mortgage-backed securities decreased $4.9 million (or 48.5%) due to $304.7 million of lower average balances and, to a lesser extent, a decrease in the average interest rates on those securities from 5.47% to 4.81%.

Interest expense on deposits decreased $7.3 million (or 34.8%) during the 2004 quarter, due to decreased average rates. The 46 basis point decrease in the average rate on deposits (from 1.22% to 0.76%) resulted from a reduction in the rates paid by the Bank in response to declines in market interest rates. The decrease in the average rate on deposits was partially offset by higher average balances of $324.3 million compared to the 2003 quarter. The Bank also reduced the use of higher-cost brokered deposits as an alternative funding source in the 2004 quarter compared to the 2003 quarter.

Interest expense on borrowings decreased $3.8 million (or 12.3%) in the 2004 quarter compared to the 2003 quarter. The average balances of subordinated debentures decreased by $72.3 million, and the average rate on those borrowings decreased 234 basis points resulting in a decrease of $2.7 million in interest expense. Partially offsetting the decrease in interest expense was an increase in interest expense on advances from the Federal Home Loan Bank as a result of higher average balances. On December 2, 2003, the Bank issued $175.0 million aggregate principal amount of 6 7/8% subordinated debentures due 2013. On January 2, 2004, the net proceeds of the offering, along with short-term borrowings, were used to redeem all $250.0 million of the Bank’s 9¼% subordinated debentures due 2005 and 2008.

Provision for Loan Losses. The Bank reduced its provision for loan losses by $5.4 million in the 2004 quarter compared to a provision of $4.5 million in the 2003 quarter. Management’s prior decisions to discontinue subprime automobile lending and indirect consumer lending, and focus more on residential mortgages, have had the effect of improving the overall credit quality of the Bank’s loan portfolio. In addition, because the balances of automobile loans continue to decline, charge-offs and delinquencies of those loans also have been declining. The combination of these factors contributed to the Bank’s decision to reduce the provision for loan losses. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other non-interest income increased to $139.9 million in the 2004 quarter from $130.9 million in the 2003 quarter. The $9.0 million (or 6.9%) increase was primarily attributable to an increase in servicing and securitization income and deposit servicing fees which was partially offset by decreases in automobile rental income and gain on mortgage banking activities.

Servicing and securitization income increased to $56.0 million in the 2004 quarter, from $26.9 million in the 2003 quarter, primarily as a result of a gain of $50.7 million resulting from the securitization and sale of $1.3 billion of loans during the 2004 quarter compared to a gain of $21.9 million resulting from the securitization and sale of $607.8 million of loans in the 2003 quarter.

Automobile rental income decreased to $41.3 million in the 2004 quarter compared to $61.7 million in the prior corresponding quarter. The $20.4 million decrease in income was due primarily to a $406.0 million (or 37.1%) decrease in average outstanding leases as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Gain on mortgage banking activities decreased to $0.7 million in the 2004 quarter, from $5.5 million in the 2003 quarter, as a result of decreased sales volume in the 2004 quarter.

Operating Expenses. Operating expenses during the 2004 quarter increased $2.8 million (or 1.8%) from the 2003 quarter. The increase was largely due to increases in servicing assets amortization and other loan expenses, salaries and employee benefits and other expenses, which was partially offset by the reductions in depreciation and amortization.

Servicing assets amortization and other loan expenses increased $6.6 million (or 57.5%) as a result of a reduction in the value of the Bank’s mortgage servicing assets caused by higher than anticipated prepayments of mortgage loans serviced for others.

Salaries and employee benefits increased $2.8 million (or 5.3%) in the 2004 quarter due to increased expenses in the residential mortgage lending area and retail branch network.

Other operating expenses increased $8.6 million (or 64.7%) as a result of costs related to the January 2, 2004 redemption of the Bank’s $250.0 million of subordinated debentures due 2005 and 2008.

Depreciation and amortization expense decreased $15.7 million (or 27.0%), largely as a result of decreased depreciation expense of automobiles subject to lease. Depreciation expense related to automobiles subject to lease decreased $12.2 million, to $32.6 million for the 2004 quarter, due to lower average balances of those automobiles. The reduction in balances reflects the Bank’s prior decision to discontinue origination of automobile leases.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2004 COMPARED TO SIX MONTHS ENDED MARCH 31, 2003

REAL ESTATE

The Real Estate Trust recorded a loss before depreciation and amortization of debt service of $397,000 and an operating loss of $10.2 million in the six-month period ended March 31, 2004 (the “2004 period”) compared to a loss before depreciation and amortization of debt service of $2.1 million and an operating loss of $12.8 million in the six-month period ended March 31, 2003 (the “2003 period”). The changes reflect improved operating results in the hotel portfolio and the gain associated with a land sale offset by declining results in the office and industrial portfolio, increased interest expense and lower equity earnings of unconsolidated entities.

Income after direct operating expenses from hotels increased $2.1 million, or 17.2%, in the 2004 period from the level achieved in the 2003 period. Total revenue increased $4.1 million, or 10.1%, as the overall occupancy percentage for the hotel properties increased from 56.0% for the 2003 period to 60.9% for the 2004 period while the average room rate increased $1.94, or 2.2%, from $86.35 in the 2003 period to $88.29 in the 2004 period, reflecting the strong demand at the Real Estate Trust’s hotel properties, particularly the Northern Virginia and Florida properties. Room sales for the 2004 period increased $3.7 million, or 11.6%, from the 2003 period, while food, beverage and other sales increased $400,000, or 4.8%. Direct operating expenses increased $2.0 million, or 7.1% reflecting increased operating costs, such as payroll costs, advertising and other operating costs associated with the increased hotel occupancy.

Income after direct operating expenses from office and industrial properties decreased $1.1 million, or 7.5%, in the 2004 period compared to the 2003 period. Total revenue decreased $1.0 million, or 5.2%, in the 2004 period as increased vacancy, specifically at two of the Trust’s office properties, offset contractual rent increases. In addition, leased space is turning over at lower rental rates in the current period. Direct operating expenses remained constant between the periods as increased insurance, payroll and bad debt expenses were offset by lower property taxes and repair and maintenance costs.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $179,000, or 29.6%, principally due to increased revenue from the Real Estate Trust’s other real estate investments and higher interest income in the period reflecting the increased invested cash balance resulting from the net proceeds received from the $250 million Senior Secured Debt offering.

Land parcels and other expense increased $68,000, or 12.3% in the 2004 period when compared to the 2003 period as a result of increased operating expenses at the Real Estate Trust’s other real estate properties.

Interest expense increased $1.6 million from $24.8 million in the 2003 period to $26.4 million in the 2004 period. Interest expense in the 2004 period includes interest on the new $250 million Senior Secured Notes which were issued on February 25, 2004 and interest is payable from that date, therefore interest expense includes interest on both the $200 million and the $250 million Senior Secured Debt from February 25, 2004 through March 31, 2004. This overlap in interest resulted in additional interest charges of approximately $1.9 million in the 2004 period. This increase in interest expense was slightly offset by lower interest expense on other debt due to lower mortgage and line of credit balances and lower interest rates on those borrowings. The average balance of outstanding borrowings increased to $639.9 million in the 2004 period from $583.4 million in the 2003 period, reflecting the overlap period of the Senior Secured Debt which offset lower mortgage and line of credit balances. The average cost of borrowings was 8.40% in the 2004 period and 8.69% in the 2003 period.

Amortization of debt expense decreased $93,000 to $460,000 in the 2004 period reflecting debt refinancing and extensions which settled during the prior fiscal year.

Depreciation expense decreased $848,000, or 8.4%, as a result of the retirement of certain office tenant improvements and hotel improvements in the 2003 period.

Advisory, management and leasing fees paid to related parties increased $316,000, or 5.3%, in the 2004 period when compared to the 2003 period. The advisory fee in the 2004 period was $472,000 per month compared to $458,000 per month for the 2003 period, an aggregate increase of $84,000. The remainder of the cost increase, totaling $232,000, was due to higher hotel management fees reflecting the 10.1% increase in hotel revenue and increased office leasing costs paid.

General and administrative expense increased $237,000, or 23.4%, in the 2004 period principally due to the write-off of certain acquisition and development costs for projects that the Real Estate Trust has determined not to pursue. These acquisition and development write-offs offset lower legal costs incurred by the Real Estate Trust.

Equity in earnings of unconsolidated entities reflected net earnings of $3.7 million in the 2004 period as compared to $4.2 million in the 2003 period, a decrease of approximately $500,000. Earnings from Saul Holdings Partnership and Saul Centers were lower by $519,000 in the 2004 period primarily due to the dilution caused by the November 2003 Saul Centers preferred stock offering. Losses from other investments totaled $380,000 in the 2004 period as compared to losses of $376,000 in the 2003 period. These losses are a result of write-downs of a certain non-public investment accounted for under the equity method.

The Real Estate Trust recorded an impairment charge of $625,000 in the 2003 period due to write-downs of certain non-public investments accounted for under the cost method. No impairment charges were recorded in the 2004 period.

In February 2004 the Commonwealth of Virginia acquired 7.93 acres of land owned by the Real Estate Trust for use in a highway project. The purchase price of the land was $3.6 million and resulted in a gain $2.7 million. There were no property sales in the 2003 period.

BANKING

Overview. The Bank recorded operating income of $83.7 million for the six months ended March 31, 2004 (the “2004 period”), compared to operating income of $58.7 million for the six months ended March 31, 2003 (the “2003 period”). The increase in net income was attributable to an increase in other (non-interest) income and decreases in interest expense, the provision for loan losses and operating expenses, which were partially offset by a decrease in interest income.

Net Interest Income. Net interest income, before the provision for loan losses, decreased $1.2 million (or 0.9%) in the 2004 period. The Bank recorded interest income of $0.1 million on non-accrual and restructured loans during the 2004 period. The Bank would have recorded interest income of $0.7 million during the 2004 period if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank’s net interest income in future periods will continue to be adversely affected by the Bank’s non-performing assets. See “Financial Condition – Asset Quality – Non-Performing Assets.”

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Net Interest Margin Analysis

(Dollars in thousands)

	Six Months Ended March 31,
	2004			2003
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$9,534,968	$197,430	4.14%	$8,110,013	$205,133	5.06%
Mortgage-backed securities	433,289	10,492	4.84	821,951	22,843	5.56
Federal funds sold and securities purchased under agreements to resell	76,650	385	1.00	73,194	497	1.36
Trading securities	31,957	787	4.93	79,693	2,339	5.87
Investment securities	46,214	506	2.19	46,425	599	2.58
Other interest-earning assets	208,052	2,660	2.56	182,536	3,047	3.34

Total	10,331,130	212,260	4.11	9,313,812	234,458	5.03

Noninterest-earning assets:
Cash	287,842			307,486
Real estate held for investment or sale	20,915			24,678
Property and equipment, net	482,227			470,373
Automobiles subject to lease, net	741,546			1,096,757
Goodwill and other intangible assets, net	24,252			24,736
Other assets	428,624			313,086

Total assets	$12,316,536			$11,550,928

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,004,124	2,055	0.21	$1,702,192	2,418	0.28
Savings deposits	1,168,667	1,603	0.27	1,056,311	2,816	0.53
Time deposits	1,724,693	16,165	1.87	2,001,869	28,257	2.82
Money market deposits	2,308,452	8,016	0.69	2,037,238	11,892	1.17

Total deposits	7,205,936	27,839	0.77	6,797,610	45,383	1.34
Borrowings	2,922,642	59,338	4.06	2,765,262	62,815	4.54

Total liabilities	10,128,578	87,177	1.72	9,562,872	108,198	2.26

Noninterest-bearing items:
Noninterest-bearing deposits	1,068,216			1,030,356
Other liabilities	314,902			291,817
Minority interest	175,391			144,000
Stockholders’ equity	629,449			521,883

Total liabilities and stockholders’ equity	$12,316,536			$11,550,928

Net interest income		$125,083			$126,260

Net interest spread (2)			2.39%			2.77%

Net yield on interest-earning assets (3)			2.42%			2.71%

Interest-earning assets to interest-bearing liabilities			102.00%			97.40%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.

(2)	Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.

(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003 Increase (Decrease) Due to Change in (1)
	Volume	Rate	Total Change
Interest income:
Loans (2)	$69,442	$(77,145)	$(7,703)
Mortgage-backed securities	(9,709)	(2,642)	(12,351)
Federal funds sold and securities purchased under agreements to resell	62	(174)	(112)
Trading securities	(1,223)	(329)	(1,552)
Investment securities	(3)	(90)	(93)
Other interest-earning assets	922	(1,309)	(387)

Total interest income	59,491	(81,689)	(22,198)

Interest expense:
Deposit accounts	7,355	(24,899)	(17,544)
Borrowings	8,098	(11,575)	(3,477)

Total interest expense	15,453	(36,474)	(21,021)

Increase (decrease) in net interest income	$44,038	$(45,215)	$(1,177)

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.

(2)	Includes loans held for sale and/or securitization.

Interest income in the 2004 period decreased $22.2 million (or 9.5%) from the 2003 period primarily as a result of lower interest income on mortgage-backed securities, which resulted from lower average yields on and lower average balances of those securities. Also contributing to the decreased income were lower average yields on loans receivable, which was partially offset by a $1.4 billion increase in the average balances of loans receivable.

The Bank’s net interest spread decreased to 2.39% in the 2004 period from 2.77% in the 2003 period. The 38 basis point decrease primarily reflected a greater decrease in interest-earning asset average yields than interest-bearing liability average costs. Average interest-earning assets as a percentage of average interest-bearing liabilities increased to 102.0% for the 2004 period compared to 97.4% for the 2003 quarter.

Interest income on loans, the largest category of interest-earning assets, decreased $7.7 million from the 2003 period primarily because of lower average yields caused by declines in the various indices on which interest rates on adjustable rate loans are based. Higher average balances of loans receivable partially offset the decline in interest income. The average yield on the loan portfolio decreased 92 basis points (from 5.06% to 4.14%) from the 2003 period. Lower average yields and lower average balances of automobile loans resulted in a $15.3 million (or 46.4%) decrease in interest income. Interest income on single-family residential loans increased $8.2 million due to $1.1 billion of higher average balances, which was partially offset by lower average yields during the 2004 period.

Interest income on mortgage-backed securities decreased $12.4 million (or 54.1%) due to $388.7 million of lower average balances and, to a lesser extent, a decrease in the average interest rates on those securities from 5.56% to 4.84%.

Interest expense on deposits decreased $17.5 million (or 38.7%) during the 2004 period, due to decreased average rates. The 57 basis point decrease in the average rate on deposits (from 1.34% to 0.77%) resulted from a reduction in the rates paid by the Bank in response to declines in market interest rates. The decrease in the average rate on deposits was partially offset by higher average balances of $408.3 million compared to the 2003 period. The Bank also reduced the use of higher-cost brokered deposits as an alternative funding source in the 2004 period compared to the 2003 period.

Interest expense on borrowings decreased $3.5 million (or 5.5%) in the 2004 period compared to the 2003 period. The average balance of securities sold under repurchase agreements decreased by $396.7 million, and the average rate on those borrowings decreased 44 basis points resulting in a decrease of $3.0 million in interest expense. In addition, the average rate on subordinated debentures decreased to 8.09% from 9.25% resulting in a decrease of $1.7 million in interest expense. On December 2, 2003, the Bank issued $175.0 million aggregate principal amount of 6 7/8% subordinated debentures due 2013. On January 2, 2004, the net proceeds of the offering, along with short-term borrowings, were used to redeem all $250.0 million of the Bank’s 9¼% subordinated debentures due 2005 and 2008. Partially offsetting the decrease in interest expense was an increase in interest expense on advances from the Federal Home Loan Bank as a result of higher average balances.

Provision for Loan Losses. The provision for loan losses decreased to $0.5 million in the 2004 period from $14.5 million in the 2003 period. Management’s prior decisions to discontinue subprime automobile lending and indirect consumer lending, and focus more on residential mortgages, have had the effect of improving the overall credit quality of the Bank’s loan portfolio. In addition, because the balances of automobile loans continue to decline, charge-offs and delinquencies of those loans also have been declining. The combination of these factors contributed to the Bank’s decision to reduce the provision for loan losses. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other non-interest income increased to $266.0 million in the 2004 period from $258.6 million in the 2003 period. The $7.4 million (or 2.8%) increase was primarily attributable to an increase in servicing and securitization income and deposit servicing fees which was partially offset by a decrease in automobile rental income.

Servicing and securitization income increased to $87.5 million in the 2004 period, from $44.1 million in the 2003 period, primarily as a result of gains of $77.6 million resulting from the securitization and sale of $2.1 billion of loans during the 2004 period compared to gains of $32.0 million resulting from the securitization and sale of $907.8 million of loans in the 2003 period.

Automobile rental income decreased to $87.8 million in the 2004 period from $124.1 million in the prior corresponding period. The $36.3 million decrease in income is due primarily to a $355.2 million (or 32.4%) decrease in average outstanding leases as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Operating Expenses. Operating expenses during the 2004 period decreased $4.8 million (or 1.5%) from the 2003 period. The decrease in operating expenses is largely due to a decline in depreciation and amortization, which was partially offset by increases in servicing assets amortization and other loan expenses, salaries and employee benefits and other expenses.

Depreciation and amortization expense decreased $26.1 million (or 22.8%), largely as a result of decreased depreciation expense of automobiles subject to lease. Depreciation expense related to automobiles subject to lease decreased $20.8 million, to $68.4 million for the 2004 period, due to lower average balances of those automobiles. The reduction in balances reflects the Bank’s prior decision to discontinue origination of automobile leases.

Servicing assets amortization and other loan expenses increased $3.9 million (or 16.5%) as a result of a reduction in the value of the Bank’s mortgage servicing assets caused by higher than anticipated prepayments of mortgage loans serviced for others.

Salaries and employee benefits increased $5.7 million (or 5.5%) in the 2004 period due to increased expenses in the residential mortgage lending area and retail branch network.

Other operating expenses increased $9.6 million (or 34.3%) as a result of costs related to the January 2, 2004 redemption of the Bank’s $250.0 million of subordinated debentures due 2005 and 2008.

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

The Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of March 31 2004. Based on the foregoing, the Company’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2004.

During the three months ended March 31, 2004 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-K are set forth below.

(b)	A Form 8-K was filed with the SEC on January 9, 2004 in response to Item 5 announcing the Trust’s $250.0 million senior secured note offering.

(c)	A Form 8-K was filed with the SEC on February 26, 2004 in response to Item 5 announcing the Trust’s $250.0 million senior secured note offering.

EXHIBITS

EXHIBITS	DESCRIPTION

3.	ORGANIZATIONAL DOCUMENTS

(a)	Second Amended and Restated Declaration of Trust filed with the Maryland State Department of Assessments and Taxation on May 23, 2002 as Exhibit 3(a) to Registration Statement 333-70753 is hereby incorporated by reference.

(b)	Second Amended and Restated By-Laws of the Trust dated as of May 23, 2002 as Exhibit 3(b) to Registration Statement 333-70753 is hereby incorporated by reference.

4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

(a)	Indenture, dated as of February 25, 2004, by and between the Trust and Wells Fargo Bank, National Association, as Trustee, with respect to the Trust’s 7 ½% Senior Secured Notes due 2014 and 7 ½% Series B Senior Secured Notes due 2014, including Form of Note, as filed as Exhibit 4 (a) to Registration Statement 333-113640 is hereby incorporated by reference.

(b)	Indenture, dated as of April 14, 2003, between the Trust and U.S. Bank National Association, as Trustee, with respect to the Trust’s Unsecured Notes Due for One Year to Ten Years from Date of Issue, as filed as Exhibit 4(a) to Registration Statement 333-104068 is hereby incorporated by reference.

(c)	Indenture dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, with respect to the Trust’s 9 3/4% Series B Senior Secured Notes due 2008, as filed as Exhibit 4(a) to Registration Statement 333-49937 is hereby incorporated by reference.

(d)	Indenture dated as of September 1, 1992 with respect to the Trust’s Notes due from One to Ten Years from Date of Issue filed as Exhibit 4(a) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(e)	First Supplemental Indenture dated as of January 16, 1997 with respect to the Trust’s Notes due from One to Ten years from Date of Issue filed as Exhibit 4(b) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(f)	Second Supplemental Indenture dated as of January 13, 1999 with respect to the Trust’s Notes due from One to Ten Years from Date of Issuance as filed as Exhibit 4(l) to Registration Statement No. 333-70753 is hereby incorporated by reference.

10.	MATERIAL CONTRACTS

(a)	Amended and Restated Advisory Contract dated October 1, 1982 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, as subsequently amended, as filed as Exhibit 10(a) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2003 is hereby incorporated by reference.

(b)	Assignment and Guaranty Agreement effective May 1, 1972 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(c)	Commercial Property Leasing and Management Agreement effective October 1, 1982 between the Trust and B.F. Saul Property Company filed as Exhibit 10(b) to Registration Statement No. 2-80831 is hereby incorporated by reference.

(d)	Amendments to Commercial Property Leasing and Management Agreement between the Trust and B.F. Saul Property Company dated as of December 31, 1992 (Amendment No. 5), July 1, 1989 (Amendment No. 4), October 1, 1986 (Amendment No. 3), January 1, 1985 (Amendment No. 2) and July 1, 1984 (Amendment No. 1) filed as Exhibit 10(o) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(e)	Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(f)	First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(g)	Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Bank, F.S.B. and certain real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(h)	Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

(i)	Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(j)	First Amendment to Registration Rights and Lock-Up Agreement dated September 29, 1999 by and among Saul Centers, Inc., the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, B.F. Saul Property Company and Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(k)	Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company, Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.

(l)	Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., B.F. Saul Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended March 31, 2000 is hereby incorporated by reference.

(m)	Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

(n)	Note Administration Fee Agreement dated as of February 8, 2002, between the Trust and B.F. Saul Advisory Company L.L.C., as filed as Exhibit 10(n) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended December 31, 2001 is hereby incorporated by reference.

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

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Registrant)

Date: May 17, 2004	/s/ Stephen R. Halpin, Jr.

Stephen R. Halpin, Jr. Vice President and Chief Financial Officer

Date: May 17, 2004	/s/ Kenneth D. Shoop

Kenneth D. Shoop Vice President and Principal Accounting Officer