Form 10-Q
period 2004-06-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2004-08-16
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12-2). Yes ☐ No ☒

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of August 16, 2004, was 4,807,510.

Item 1.	Financial Statements

Consolidated Balance Sheets

B. F. SAUL REAL ESTATE INVESTMENT TRUST

(In thousands)	June 30, 2004	September 30, 2003
	(Unaudited)
ASSETS
Real Estate
Income-producing properties
Hotels	$261,948	$251,710
Office and industrial	182,935	180,385
Other	2,803	2,803

	447,686	434,898
Accumulated depreciation	(175,765)	(162,453)

	271,921	272,445
Land parcels	41,708	42,425
Real estate held for sale	2,185	2,560
Investment in Saul Holdings and Saul Centers	58,502	53,383
Cash and cash equivalents	35,456	18,979
Note receivable and accrued interest - related party	6,077	2,987
Other assets	44,564	36,506

Total real estate assets	460,413	429,285

Banking
Cash and other deposits	392,231	414,627
Securities purchased under agreements to resell	50,000	—
Loans held for securitization and/or sale	1,883,115	1,378,831
Investment securities (market value $70,671 and $46,531, respectively)	71,153	46,345
Mortgage-backed securities (market value $440,432 and $490,764, respectively)	436,512	478,392
Loans receivable (net of allowance for losses of $48,362 and $58,397, respectively)	8,307,162	7,559,557
Federal Home Loan Bank stock	138,861	107,374
Real estate held for investment or sale (net of allowance for losses of $202 for both periods)	21,592	22,745
Property and equipment, net	480,842	490,731
Automobiles subject to lease, net	531,062	855,410
Goodwill and other intangible assets, net	24,103	24,329
Interest-only strips receivable	236,705	139,781
Other assets	315,099	261,318

Total banking assets	12,888,437	11,779,440

TOTAL ASSETS	$13,348,850	$12,208,725

LIABILITIES
Real Estate
Mortgage notes payable	$309,463	$318,265
Mortgage note payable - real estate held for sale	4,096	4,172
Notes payable - secured	250,000	203,800
Notes payable - unsecured	56,052	55,349
Accrued dividends payable - preferred shares of beneficial interest	1,202	6,139
Other liabilities and accrued expenses	62,110	65,131

Total real estate liabilities	682,923	652,856

Banking
Deposit accounts	8,639,662	8,100,505
Borrowings	203,664	168,314
Federal Home Loan Bank advances	2,552,214	1,987,469
Other liabilities	478,529	533,137
Capital notes - subordinated	175,000	250,000

Total banking liabilities	12,049,069	11,039,425

Commitments and contingencies
Minority interest held by affiliates	108,671	98,062
Minority interest - other	296,013	249,698

TOTAL LIABILITIES	13,136,676	12,040,041

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized, 6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	155,914	112,424

	256,015	212,525
Less cost of 1,834,088 common shares of beneficial interest in treasury	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	212,174	168,684

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,348,850	$12,208,725

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
REAL ESTATE
Income
Hotels	$27,490	$23,685	$71,097	$63,212
Office and industrial (including $1,261, $1,266, $3,749 and $3,848 of rental income from banking segment, respectively)	9,657	9,661	28,570	29,607
Other	431	301	1,214	905

Total income	37,578	33,647	100,881	93,724

Expenses
Direct operating expenses:
Hotels	16,385	15,143	45,698	42,537
Office and industrial properties	2,921	2,840	8,680	8,567
Land parcels and other	367	317	989	871
Interest expense	12,001	12,265	38,297	36,942
Amortization of debt expense	2,619	306	3,076	856
Depreciation	4,662	4,633	13,792	14,554
Advisory, management and leasing fees - related parties	3,439	3,202	9,724	9,172
General and administrative	6,926	670	8,174	1,681

Total expenses	49,320	39,376	128,430	115,180

Equity in earnings (losses) of unconsolidated entities:
Saul Holdings and Saul Centers	1,971	1,806	6,012	6,366
Other	(80)	—	(460)	(376)
Impairment loss on investments	—	—	—	(625)
Gain on sale of property	117	—	2,768	—

REAL ESTATE OPERATING LOSS	$(9,734)	$(3,923)	$(19,229)	$(16,091)

BANKING
Interest income
Loans	$102,103	$99,102	$299,534	$304,235
Mortgage-backed securities	5,133	7,730	15,626	30,573
Trading securities	363	1,202	1,150	3,541
Investment securities	333	295	840	894
Other	1,607	1,548	4,651	5,092

Total interest income	109,539	109,877	321,801	344,335

Interest expense
Deposit accounts	14,145	19,748	41,984	65,131
Borrowings	21,069	30,835	80,407	93,650

Total interest expense	35,214	50,583	122,391	158,781

Net interest income	74,325	59,294	199,410	185,554
Provision for loan losses	(5,644)	5,920	(5,150)	20,379

Net interest income after provision for loan losses	79,969	53,374	204,560	165,175

Other income
Deposit servicing fees	33,240	31,611	95,546	91,216
Servicing and securitization income	47,900	33,035	135,360	77,182
Automobile rental income, net	37,748	58,574	125,514	182,671
Gain on mortgage banking activities	1,471	6,403	7,820	14,635
Other	11,600	9,882	33,668	32,387

Total other income	131,959	139,505	397,908	398,091

Continued on following page.

Consolidated Statements of Operations (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
BANKING (Continued)
Operating expenses
Salaries and employee benefits	$59,353	$53,158	$169,981	$158,042
Servicing assets amortization and other loan expenses	2,316	13,242	30,071	37,060
Property and equipment (including $1,261, $1,266, $3,749 and $3,848 of rental expense paid to real estate segment, respectively)	9,296	9,588	28,914	29,169
Marketing	3,332	3,950	7,881	6,996
Data processing	8,812	8,645	26,722	26,127
Depreciation and amortization	38,546	52,896	126,617	167,047
Other	14,126	14,128	52,435	42,829

Total operating expenses	135,781	155,607	442,621	467,270

BANKING OPERATING INCOME	$76,147	$37,272	$159,847	$95,996

TOTAL COMPANY
Income before taxes, minority interest and discontinued operations	$66,413	$33,349	$140,618	$79,905
Income tax provision	22,951	11,913	49,220	27,752

Income before minority interest and discontinued operations	43,462	21,436	91,398	52,153
Minority interest held by affiliates	(8,513)	(3,537)	(14,808)	(8,741)
Minority interest — other	(7,254)	(6,329)	(29,940)	(18,985)

TOTAL COMPANY INCOME FROM CONTINUING OPERATIONS	$27,695	$11,570	$46,650	$24,427

DISCONTINUED REAL ESTATE OPERATIONS
Loss from operations of discontinued real estate asset (including loss on disposal of $215, $—, $215, $—, respectively)	(326)	(133)	(995)	(757)
Income tax benefit	(114)	(47)	(348)	(265)

LOSS ON DISCONTINUED REAL ESTATE OPERATIONS	(212)	(86)	(647)	(492)

TOTAL COMPANY NET INCOME	$27,483	$11,484	$46,003	$23,935

Dividends: Real Estate Trust’s preferred shares of beneficial interest	(1,355)	(1,355)	(4,064)	(4,064)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$26,128	$10,129	$41,939	$19,871
NET INCOME PER COMMON SHARE
Income before minority interest and discontinued operations	$8.75	$4.16	$18.16	$9.97
Minority interest held by affiliates	(1.77)	(0.73)	(3.08)	(1.81)
Minority interest — other	(1.51)	(1.31)	(6.23)	(3.94)
Discontinued operations	(0.04)	(0.02)	(0.13)	(0.10)

NET INCOME PER COMMON SHARE (BASIC AND DILUTED)	$5.43	$2.10	$8.72	$4.12

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(Dollars in thousands)	2004	2003	2004	2003
COMPREHENSIVE INCOME
Net income	$27,483	$11,484	$46,003	$23,935
Other comprehensive income	—	—	—	—

TOTAL COMPREHENSIVE INCOME	$27,483	$11,484	$46,003	$23,935

CHANGES IN SHAREHOLDERS’ EQUITY
PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)	$516	$516	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)	6,642	6,642	6,642	6,642

PAID-IN SURPLUS
Beginning and end of period	92,943	92,943	92,943	92,943

RETAINED EARNINGS
Beginning of period	129,226	80,598	112,424	68,438
Net income	27,483	11,484	46,003	23,935
Adjustments - Saul Holdings Investments	560	587	1,551	3,005
Dividends:
Real Estate Trust preferred shares of beneficial interest:
Distributions payable	(1,355)	(1,355)	(4,064)	(4,064)

End of period	155,914	91,314	155,914	91,314

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period	—	—	—	—
Net unrealized holding gains (losses)	—	—	—	—

End of period	—	—	—	—

TREASURY SHARES
Beginning of period (1,834,088, 1,814,688, 1,834,088 and 1,814,688 shares)	(43,841)	(41,848)	(43,841)	(41,848)
Purchases (19,400 shares)	—	(1,993)	—	(1,993)

End of period (1,834,088 shares)	(43,841)	(43,841)	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	$212,174	$147,574	$212,174	$147,574

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Nine Months Ended June 30,
(In thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss	$(13,227)	$(11,027)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of property	(2,768)	—
Loss on disposal of discontinued real estate asset	215	—
Depreciation	14,047	14,884
Increase in accounts receivable and accrued income	(8,736)	(5,988)
Deferred tax benefit	(661)	(683)
Decrease in accounts payable and accrued expenses	(4,520)	(8,579)
Amortization of debt expense	3,978	1,560
Equity in earnings of unconsolidated entities, net	(5,552)	(5,990)
Impairment loss on investments	—	625
Dividends and tax sharing payments	22,355	20,498
Other	(675)	(4,594)

	4,456	706

Banking
Net income	59,230	34,962
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of premiums, discounts and net deferred loan fees	20,639	16,552
Depreciation and amortization	126,617	167,047
Deferred tax provision (benefit)	(34,397)	25,646
(Gain) loss on on sales of property and equipment	(818)	364
Provision for loan losses	(5,150)	20,379
Proceeds from sales of trading securities	570,288	1,625,746
Net fundings of loans held for securitization and/or sale	(4,740,413)	(4,310,629)
Proceeds from sales of loans held for sale and/or securitization	4,027,872	2,428,736
Gain on mortgage banking activities	(7,820)	(14,635)
Gain on sales of real estate held for sale	(1,301)	(5,757)
Increase in interest-only strips receivable	(96,924)	(38,004)
Increase in other assets	(53,616)	(18,793)
Increase (decrease) in other liabilities	(14,999)	40,029
Minority interest held by affiliates	14,808	8,741
Minority interest - other	15,693	7,313

	(120,291)	(12,303)

Net cash used in operating activities	(115,835)	(11,597)

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties	(13,597)	(4,749)
Property sales	3,719	—
Note receivable and accrued interest — related party
Repayments	750	2,250
Advances	(3,840)	—
Investment in Saul Holdings and Saul Centers	3,279	3,141
Other investments	(689)	(1,467)

	(10,378)	(825)

Banking
Net proceeds from redemption of Federal Home Loan Bank stock	192,559	105,096
Purchases of Federal Home Loan Bank stock	(224,047)	(106,414)
Proceeds from maturities of investment securities	10,000	—
Purchases of investment securities	(35,000)	—
Net proceeds from sales of real estate	7,882	11,677
Disbursements for real estate held for investment or sale	(2,413)	(2,740)
Net proceeds from sales of property and equipment	23,320	—
Net purchases of property and equipment	(42,065)	(32,434)
Net principal collected of loans receivable	4,221,739	3,328,544
Net (purchases) repayments of automobiles subject to lease	227,319	(4,217)
Principal collected on mortgage-backed securities	150,539	496,074
Purchases of loans receivable	(5,449,975)	(4,062,146)

	(920,142)	(266,560)

Net cash used in investing activities	(930,520)	(267,385)

Continued on following page.

Consolidated Statements of Cash Flows (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Nine Months Ended June 30,
(In thousands)	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing	$—	$46,000
Principal curtailments and repayments of mortgages	(7,980)	(46,079)
Net secured note financings (repayments)	46,200	6,150
Proceeds from sales of unsecured notes	9,942	3,799
Repayments of unsecured notes	(9,239)	(3,905)
Costs of obtaining financings	(7,524)	(1,344)
Purchase of treasury stock	—	(1,993)
Dividends paid - preferred shares of beneficial interest	(9,000)	(9,000)

	22,399	(6,372)

Banking
Proceeds from customer deposits and sales of certificates of deposit	38,486,221	33,588,985
Customer withdrawals of deposits and payments for maturing certificates of deposit	(37,947,064)	(33,048,116)
Net increase (decrease) in securities sold under repurchase agreements	5,036	(374,647)
Advances from the Federal Home Loan Bank	12,582,819	7,161,330
Repayments of advances from the Federal Home Loan Bank	(12,018,074)	(7,064,980)
Net increase in other borrowings	30,314	14,543
Issuance of 6-7/8% subordinated debentures	171,938	—
Issuance of 8% Noncumulative Perpetual Preferred Stock, Series C	120,622	—
Redemption of 13% Noncumulative Perpetual Preferred Stock, Series A	(81,750)	—
Redemption of 9-1/4% Subordinated Debentures	(252,775)	—
Cash dividends paid on preferred stock	(8,250)	(7,313)
Cash dividends paid on common stock	(21,000)	(15,000)

	1,068,037	254,802

Net cash provided by financing activities	1,090,436	248,430

Net increase (decrease) in cash and cash equivalents	44,081	(30,552)
Cash and cash equivalents at beginning of period	433,606	465,686

Cash and cash equivalents at end of period	$477,687	$435,134

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$35,456	$7,472
Banking
Cash and other deposits	392,231	427,662
Securities purchased under agreements to resell	50,000	—

Cash and cash equivalents at end of period	$477,687	$435,134

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amount capitalized)	$166,530	$206,134
Income taxes	74,622	16,921
Shares of Saul Centers, Inc. common stock	6,087	5,844
Cash received during the year from:
Dividends on shares of Saul Centers, Inc. common stock	4,470	4,090
Distributions from Saul Holdings Limited Partnership	4,895	4,895
Supplemental disclosures of noncash activities:
Rollovers of notes payable - unsecured	4,474	5,532
Loans receivable exchanged for mortgage-backed securities held to maturity	108,640	—
Loans receivable transferred to real estate acquired in settlement of loans	3,082	3,019

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. General - The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term “Trust” used in the text and the financial statements included herein refers to the combined entity, which includes B.F. Saul Real Estate Investment Trust and its subsidiaries, including Chevy Chase Bank, F.S.B. and its subsidiaries (“Chevy Chase” or the “Bank”). “Real Estate Trust” refers to B.F. Saul Real Estate Investment Trust and its subsidiaries, excluding Chevy Chase and Chevy Chase’s subsidiaries. The operations conducted by the Real Estate Trust are designated as “Real Estate,” while the business conducted by the Bank and its subsidiaries is identified by the term “Banking.” In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust’s audited consolidated financial statements included in its Form 10-K for the fiscal year ended September 30, 2003. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Certain reclassifications of prior periods’ information have been made to conform with the presentation for the three and nine months ended June 30, 2004, including the reclassification of certain income and expense amounts to loss from operations of discontinued real estate asset to assure comparability of all periods presented.

2. Consolidated financial statements - The accompanying financial statements include the accounts of the Real Estate Trust, which is involved in the ownership and development of income-producing properties. The accounts of the Bank have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results and cash flows for two business operations: Real Estate and Banking. All significant inter-company transactions, except as disclosed elsewhere in the financial statements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the Bank are presented gross in the Consolidated Statements of Cash Flows. For purposes of calculating primary and diluted earnings per share, weighted average common shares outstanding totaled 4,807,510 for both the three and the nine-month periods ended June 30, 2004, 4,817,210 for the three-month period ended June 30, 2003 and 4,823,653 for the nine-month period ended June 30, 2003. No dividends have been declared on the common shares in any of the periods presented.

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

4. Investment in Saul Centers, Inc. and Saul Holdings Limited Partnership - During the nine-month period ended June 30, 2004, the Real Estate Trust purchased, either through dividend reinvestment or direct purchase, approximately 237,000 shares of common stock of Saul Centers, Inc. (“Saul Centers”), and as of June 30, 2004 owned approximately 3,981,000 shares representing 24.7% of such company’s outstanding common stock. As of June 30, 2004, the market value of these shares was approximately $127.8 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

In fiscal 1993, the Real Estate Trust entered into a series of transactions in connection with the initial public offering of Saul Centers. The Real Estate Trust transferred its 22 shopping centers and one of its office properties, together with the debt associated with such properties, to a newly formed partnership, Saul Holdings Limited Partnership (“Saul Holdings Partnership”), in which as of June 30, 2004 the Real Estate Trust owns (directly or through one of its wholly owned subsidiaries) a 19.6% interest, other entities affiliated with the Real Estate Trust own a 4.7% interest and Saul Centers owns a 75.7% interest. Under the Saul Holdings Partnership agreement, the units are generally convertible on a one-for-one basis into common stock of Saul Centers. However, at the current time, the units held by the Real Estate Trust are not convertible into Saul Centers common stock because of restrictions contained in the Saul Holdings Partnership agreement on the number of shares of common stock of Saul Centers that the Real Estate Trust and its affiliates can beneficially own at any point in time. The Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly distributions to the partners out of net cash flow. The quarterly distributions since inception have been 39 cents per unit. During the nine-month period ended June 30, 2004, the Real Estate Trust received total cash distributions of $4.9 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s credit line banks.

In connection with the transfer of its properties to Saul Holdings Partnership, the Real Estate Trust was relieved of approximately $196 million in mortgage debt and deferred interest. Pursuant to a reimbursement agreement among the partners of Saul Holdings Partnership and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At June 30, 2004, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $100.0 million.

4. Investment in Saul Centers Inc. and Saul Holdings Limited Partnership (Continued)

As of June 30, 2004, the Real Estate Trust, through its partnership interest in Saul Holdings Partnership of 19.6% and its ownership of common shares of Saul Centers of 24.7%, effectively owns 38.3% of the consolidated entities of Saul Centers. Following are the Saul Centers unaudited condensed Consolidated Balance Sheets as of June 30, 2004 and September 30, 2003 and unaudited Consolidated Statements of Operations for the nine month periods ended June 30, 2004 and 2003. The consolidated statements include the accounts of Saul Centers, its subsidiaries, Saul Holdings Partnership and other subsidiary partnerships which are majority owned by Saul Centers.

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	June 30, 2004	September 30, 2003
Assets
Real estate investments	$651,177	$537,172
Accumulated depreciation	(172,851)	(161,153)
Other assets	56,456	41,515

Total assets	$534,782	$417,534

Liabilities and stockholders’ equity (deficit)
Notes payable	$411,544	$400,668
Other liabilities	27,024	22,470

Total liabilities	438,568	423,138
Total stockholders’ equity (deficit)	96,214	(5,604)

Total liabilities and stockholders’ equity	$534,782	$417,534

4. Investment in Saul Centers Inc. and Saul Holdings Limited Partnership (Continued)

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended June 30,
(In thousands)	2004	2003
Revenue
Base rent	$64,461	$57,149
Other revenue	15,897	14,455

Total revenue	80,358	71,604

Expenses
Operating expenses	16,153	15,034
Interest expense	18,702	19,316
Amortization of debt expense	647	618
Depreciation and amortization	14,947	12,266
General and administrative	5,695	4,533

Total expenses	56,144	51,767

Operating income	24,214	19,837
Gain on sale of property	182	—

Income before minority interest	24,396	19,837
Minority interest	(6,090)	(6,059)

Net income	18,306	13,778
Preferred dividends	(5,244)	—

Net income available to common shareholders	$13,062	$13,778

5. Notes payable – secured - On February 25, 2004, the Real Estate Trust issued, in a private offering, $250.0 million aggregate principal amount of 7.50% Senior Secured Notes due 2014 (the “2004 Notes”). A substantial portion of the net proceeds of the offering were used to redeem the $200 million 9.75% Senior Secured Notes issued in March 1998 (the “1998 Notes”), including accrued interest through March 31, 2004 and pay a redemption premium, for early redemption of the notes, of $6.5 million which is included in General and administrative expense for the quarter ended June 30, 2004. These funds, totaling $216.25 million, which were escrowed at closing, were paid out on April 1, 2004. The Trust received approximately $28.1 million in proceeds from this offering after the redemption of the 1998 Notes, including accrued interest, the early redemption premium and after deducting costs associated with the offering. In addition, the Real Estate Trust wrote-off unamortized debt costs of $2.4 million, included in Amortization of debt expense for the quarter ended June 30, 2004, relating to the unamortized debt costs of the 1998 Notes. The 2004 Notes are nonrecourse obligations of the Real Estate Trust and are secured by a first priority perfected security interest in all of the common stock of the Bank held by the Real Estate Trust. The Real Estate Trust plans to use the net proceeds to fund renovation and construction activities as well as for general corporate purposes.

6. Discontinued operations – On June 22, 2004 the Real Estate Trust determined it would sell one of its hotel properties because the property no longer meets the Real Estate Trust’s investment criteria and is located outside of the Real Estate Trust’s core markets. Therefore, on June 22, 2004, the Real Estate Trust determined that the held for sale criteria in accordance with FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” has been met. Accordingly, the Real Estate Trust has written down its investment in the property to its fair value, less cost to sell. The asset, classified as Real estate held for sale on the Consolidated Balance Sheets, is subject to a mortgage note of $4.1 million, included in Mortgage note payable – real estate held for sale on the Consolidated Balance Sheets. The Real Estate Trust has recognized a loss of $215,000 as a result of this write-down, which is included in Loss from operations of discontinued real estate asset on the Consolidated Statements of Operations. The Real Estate Trust expects the sale of this asset to occur in the next twelve months.

7. Adoption of recently issued accounting pronouncements - In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 is an Interpretation of Accounting Research Bulletin No. 51 and addresses consolidation by business enterprises of variable interest entities (“VIEs”). FIN 46 is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of FIN 46 to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests in another enterprise is considered the primary beneficiary of that enterprise and, therefore, should consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures. The adoption of FIN 46 did not have an impact on the Real Estate Trust’s financial condition or results of operations.

8. Industry segment information - Real Estate Trust

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the “Banking” sections of the accompanying financial statements.

	Nine Months Ended June 30,
(In thousands)	2004	2003
INCOME (from continuing operations)
Hotels	$71,097	$63,212
Office and industrial properties	28,570	29,607
Other	1,214	905

	$100,881	$93,724

OPERATING PROFIT (LOSS) (from continuing operations)(1)
Hotels	$16,675	$11,355
Office and industrial properties	14,839	15,823
Other	208	17

	31,722	27,195
Equity earnings of unconsolidated entities, net	5,552	5,990
Impairment loss on investments	—	(625)
Gain on sale of property	2,768	—
Interest and debt expense	(41,373)	(37,798)
Advisory, management and leasing fees - related parties	(9,724)	(9,172)
General and administrative	(8,174)	(1,681)

Operating loss from continuing operations	$(19,229)	$(16,091)

IDENTIFIABLE ASSETS (AT PERIOD END)
Hotels	$177,553	$176,213
Office and industrial properties	124,700	125,784
Other	158,160	124,687

	$460,413	$426,684

DEPRECIATION (from continuing operations)
Hotels	$8,724	$9,320
Office and industrial properties	5,051	5,217
Other	17	17

	$13,792	$14,554

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS
Hotels	$10,813	$2,589
Office and industrial properties	2,551	1,967
Other	233	193

	$13,597	$4,749

(1)	Operating profit (loss) includes income less direct operating expenses and depreciation

9. Loans receivable:

Loans receivable is composed of the following:

(In thousands)	June 30, 2004	September 30, 2003
Single-family residential	$5,067,215	$4,397,394
Home equity	1,617,282	1,336,776
Real estate construction and ground	228,152	234,356
Commercial real estate and multifamily	38,632	19,435
Commercial	898,813	888,847
Prime automobile	313,587	492,896
Other consumer	111,007	180,734

	8,274,688	7,550,438

Deferred loan origination costs, net of unearned discounts	80,836	67,516
Allowance for losses on loans	(48,362)	(58,397)

	32,474	9,119

Total	$8,307,162	$7,559,557

10. Real estate held for investment or sale:

The Bank’s real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank’s real estate acquired in settlement of loans or real estate owned (“REO”) is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

(In thousands)	June 30, 2004	September 30, 2003
Real estate held for investment (net of allowance for losses of $202 for both periods)	$925	$925
Real estate held for sale	20,667	21,820

Total real estate held for investment or sale	$21,592	$22,745

11. Business segments:

The Bank has three operating segments: retail banking, commercial banking, and nonbanking services. Retail banking consists of traditional banking services, which include lending, leasing and deposit products offered to retail and small business customers. Commercial banking also consists of traditional banking services, as well as products and services tailored for larger corporate customers. Nonbanking services include asset management and similar services offered by subsidiaries of the Bank. In the following table, commercial banking and nonbanking services have been combined and reported as other.

	Retail Banking	Other	Total
Three Months Ended June 30, 2004
Operating income	$195,159	$12,468	$207,627
Operating expense	126,637	11,422	138,059

Core earnings	68,522	1,046	69,568
Non-core items	2,087	4,492	6,579

Operating income	$70,609	$5,538	$76,147

Average assets	$11,774,066	$1,209,854	$12,983,920

Three Months Ended June 30, 2003
Operating income	$185,398	$12,186	$197,584
Operating expense	146,971	10,467	157,438

Core earnings	38,427	1,719	40,146
Non-core items	(2,874)	—	(2,874)

Operating income	$35,553	$1,719	$37,272

Average assets	$10,696,921	$1,169,258	$11,866,179

	Retail Banking	Other	Total
Nine Months Ended June 30, 2004
Operating income	$556,001	$38,113	$594,114
Operating expense	409,127	32,362	441,489

Core earnings	146,874	5,751	152,625
Non-core items	2,549	4,673	7,222

Operating income	$149,423	$10,424	$159,847

Average assets	$11,352,113	$1,186,071	$12,538,184

Nine Months Ended June 30, 2003
Operating income	$530,548	$35,200	$565,748
Operating expense	436,524	31,044	467,568

Core earnings	94,024	4,156	98,180
Non-core items	(1,503)	(681)	(2,184)

Operating income	$92,521	$3,475	$95,996

Average assets	$10,516,413	$1,141,350	$11,657,763

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

12. Capital notes - subordinated:

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

13. Issuance and redemption of preferred stock:

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

The principal business activities of the Real Estate Trust are the ownership of 80% of the outstanding common stock of the Bank, whose assets accounted for 97% of the Trust’s consolidated assets at June 30, 2004, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in the Bank, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the OTS.

The following discussion and analysis provides information that management believes to be necessary for an understanding of the Trust’s financial condition and results of operations, and should be read in conjunction with the accompanying financial statements, notes thereto and other information contained in this document.

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at June 30, 2004, consisted primarily of hotels, office projects, and land parcels. During the quarter ended June 30, 2004, the Real Estate Trust’s hotel portfolio included 18 properties containing 3,573 available rooms. The office property portfolio consisted of 13 properties with a total gross leasable area of 1,978,000 square feet.

The hotel portfolio experienced an average occupancy of 65.1% and an average room rate of $90.73 during the nine-month period ended June 30, 2004, compared to an average occupancy of 59.8% and an average room rate of $86.54 during the same period in the prior year. REVPAR (revenue per available room) for the hotels was $59.03 for the nine-month period ended June 30, 2004, a 14.0% increase over REVPAR for the nine-month period ended June 30, 2003 of $51.78.

Office space in the Real Estate Trust’s office property portfolio was 88.9% leased at June 30, 2004, compared to a leasing rate of 86.2% at both June 30, 2003 and March 31, 2004. At June 30, 2004, of the total gross leasable area of 1,978,000 square feet, 44,993 square feet (2.3%) and 258,907 square feet (13.1%) are subject to leases expiring in the remainder of fiscal 2004 and fiscal 2005.

BANKING

General. The Bank’s assets increased by $485.4 million during the current quarter to $12.9 billion at June 30, 2004. Total loans increased $508.5 million to $10.2 billion at June 30, 2004. The Bank recorded operating income of $76.1 million during the quarter ended June 30, 2004, compared to operating income of $37.3 million during the quarter ended June 30, 2003. The increase in operating income is attributable to decreases in interest expense, the provision for loan losses and operating expenses, and was partially offset by a decrease in other (non-interest) income.

On December 2, 2003, the Bank issued $175.0 million of its 2003 Debentures. On January 2, 2004, the net proceeds of that offering, along with short-term borrowings, were used to redeem all $250.0 million of the 1993 Debentures and the 1996 Debentures.

At June 30, 2004, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.04%, 6.04%, 8.41% and 10.87%, respectively. The Bank’s regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). See “Capital.”

During the quarter ended June 30, 2004, the Bank declared and paid out of retained earnings a cash dividend on its Common Stock in the amount of $800 per share. The Bank also declared a cash dividend on its Preferred Stock in the amount of $0.50 per share, which was paid May 17, 2004.

Asset Quality. The following table sets forth information concerning the Bank’s non-performing assets. The figures shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	June 30, 2004	March 31, 2004	September 30, 2003
Non-performing assets:
Non-accrual loans:
Residential mortgage	$7,667	$11,017	$6,567
Home equity	1,444	1,461	1,480
Real estate and construction and ground	—	—	1,004

Total non-accrual real estate loans	9,111	12,478	9,051
Commercial	347	349	249
Subprime automobile	1,618	2,187	4,372
Other consumer	1,312	1,319	1,928

Total non-accrual loans (1)	12,388	16,333	15,600
Real estate acquired in settlement of loans	20,667	18,791	21,820

Total non-performing assets	$33,055	$35,124	$37,420

Allowance for losses on loans	$48,362	$54,000	$58,397
Allowance for losses on real estate held for investment	202	202	202

Total allowances for losses	$48,564	$54,202	$58,599

Ratios:
Non-performing assets to total assets	0.26%	0.28%	0.32%
Allowance for losses on real estate loans to non-accrual real estate loans (1)	100.80%	71.23%	75.65%
Allowance for losses on loans to non-accrual loans (1)	390.39%	330.62%	374.34%
Allowance for losses on loans to total loans receivable (2)	0.47%	0.55%	0.65%

(1)	Before deduction of allowances for losses.

(2)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets totaled $33.1 million at June 30, 2004, compared to $35.1 million at March 31, 2004. The $2.0 million decrease in non-performing assets for the current quarter resulted from a decrease in non-accrual loans which was partially offset by an increase in REO. During the quarter ended June 30, 2004, the Bank’s REO increased $1.9 million to $20.7 million as a result of the foreclosure of three residential properties. The Bank maintained $48.4 million and $54.0 million of valuation allowances on its loan portfolio at June 30, 2004 and March 31, 2004, respectively.

Delinquent Loans. At June 30, 2004, delinquent loans totaled $34.1 million, or 0.3% of loans, a decrease of $16.0 million from the level at March 31, 2004. The following table sets forth information regarding the Bank’s delinquent loans at June 30, 2004.

	Principal Balance (Dollars in thousands) Loans Delinquent for
	30-59 days	60-89 days	Total
Residential Mortgage	$4,470	$2,262	$6,732
Home Equity	4,229	595	4,824
Other Real Estate	—	—	—
Commercial	2,073	950	3,023
Subprime Automobile	9,456	2,809	12,265
Other Consumer	5,236	2,020	7,256

Total	$25,464	$8,636	$34,100

Total as a Percentage of Loans (1)	0.2%	0.1%	0.3%

(1)	Includes loans held for sale and/or securitization, before valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

During the current quarter, the process of renewing two residential construction loans totaling $7.6 million (which had been classified delinquent 30-59 days in the March 31, 2004 quarter) was completed so that at June 30, 2004, there were no delinquent other real estate loans.

Delinquent subprime automobile loans decreased from $13.2 million at March 31, 2004 to $12.3 million at June 30, 2004.

Commercial loans classified as delinquent 30-89 days consisted of 14 loans totaling $3.0 million at June 30, 2004, compared to 13 loans totaling $10.6 million at March 31, 2004. The total at March 31, 2004 included 8 loans with an aggregate balance of $8.4 million which were renewed during the current quarter.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. At June 30, 2004 and March 31, 2004, potential problem assets totaled $5.3 million and $15.4 million, respectively. The decrease resulted from the repayment in full during the current quarter of the Bank’s aggregate balances of $9.9 million in two syndicated loans.

Troubled Debt Restructurings. At June 30, 2004 and March 31, 2004, the Bank had no troubled debt restructurings.

Real Estate Held for Investment. At June 30, 2004 and March 31, 2004, real estate held for investment consisted of one property with a book value of $0.9 million, net of valuation allowances of $0.2 million.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$58,397	$66,079	$54,000	$63,487

Provision for loan losses	(5,150)	20,379	(5,644)	5,920

Charge-offs:
Single family residential	(232)	(259)	(32)	(51)
Home equity	(556)	(646)	(184)	(230)
Commercial real estate and multifamily	—	(382)	—	(2)
Subprime automobile	(13,001)	(23,347)	(3,074)	(6,489)
Other consumer	(7,517)	(8,187)	(1,971)	(2,553)

Total charge-offs	(21,306)	(32,821)	(5,261)	(9,325)

Recoveries:
Home equity	208	151	68	35
Commercial real estate and multifamily	—	6	—	—
Subprime automobile	11,925	8,852	4,028	3,899
Other consumer	4,288	2,091	1,171	721

Total recoveries	16,421	11,100	5,267	4,655

Charge-offs, net of recoveries	(4,885)	(21,721)	6	(4,670)

Balance at end of period	$48,362	$64,737	$48,362	$64,737

Provision for loan losses to average loans (1) (2)	(0.07%)	0.33%	(0.22%)	0.27%
Net loan charge-offs to average loans (1) (2)	0.07%	0.35%	0.00%	0.21%
Ending allowance for losses on loans to total loans (2) (3)	0.47%	0.74%	0.47%	0.74%

(1)	Annualized

(2)	Includes loans held for securitization and/or sale.

(3)	Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	June 30, 2004		September 30, 2003
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of period allocated to:
Single family residential	$4,275	68.2%	$2,161	64.7%
Home equity	2,740	16.0	2,426	15.0
Commercial real estate and multifamily	144	0.4	162	0.2
Real estate construction and ground	2,025	2.3	2,098	2.6
Commercial	9,821	8.9	14,400	10.0
Subprime automobile	12,000	0.4	16,000	1.1
Other consumer	8,450	3.8	10,082	6.4
Unallocated	8,907	—	11,068	—

Total	$48,362		$58,397

At June 30, 2004, the Bank’s total valuation allowances for losses on loans and real estate held for investment or sale was $48.6 million, a decrease of $5.6 million from $54.2 million at March 31, 2004. The allowance for losses on loans represents management’s estimate of credit losses inherent in the Bank’s loan portfolio as of the balance sheet date. The Bank’s allowance consists of several key elements, which include the allocated allowance, specific allowances for identified loans and the unallocated allowance. Management reviews the adequacy of the valuation allowances on loans using a variety of measures and tools including historical loss performance, delinquency status, current economic conditions, internal risk ratings and current underwriting policies and procedures.

The allowance for losses on loans secured by real estate totaled $9.2 million at June 30, 2004, which constituted 100.8% of total non-accrual real estate loans. During the three months ended June 30, 2004, the Bank recorded net charge-offs of $0.1 million on these assets. The allowance for losses on single-family residential loans was $4.3 million at June 30, 2004, an increase of $0.7 million from the level at March 31, 2004.

The allowance for losses on other consumer loans, including automobile, home improvement and related loans, overdraft lines of credit and other consumer loans decreased to $20.5 million at June 30, 2004, from $21.1 million at March 31, 2004.

The allowance for losses on commercial loans was reduced to $9.8 million at June 30, 2004, from $14.3 million at March 31, 2004. The decrease resulted from the repayment in full of two loans during the current quarter of the Bank’s interests in two syndicated loans for which the bank had established a combined allowance for losses totaling $4.8 million.

The unallocated allowance for losses decreased to $8.9 million at June 30, 2004, from $9.8 million at March 31, 2004. The unallocated allowance is based upon management’s evaluation and judgement of various conditions that are not directly measured in the determination of the allocated allowance. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting key lending areas of the Bank, credit quality trends, collateral volumes, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience, regulatory examination results and findings of the Bank’s internal credit evaluations.

The Bank’s valuation allowance for losses on real estate held for investment or sale was $0.2 million at June 30, 2004 and March 31, 2004.

Asset and Liability Management. The following table presents the interest rate sensitivity of the Bank’s interest-earning assets and interest-bearing liabilities at June 30, 2004, which reflects loan amortization and management’s estimate of loan prepayments. Variable rate loans are assumed to mature in the period in which their interest rates are next scheduled to adjust. Prepayment rates for the Bank’s loans are based on recent actual and market experience. Statement savings accounts with balances under $20,000 are classified based upon management’s assumed annual attrition rate of 17.5%, and those with balances of $20,000 or more, as well as all NOW accounts, are assumed to be subject to repricing within six months or less. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
As of June 30, 2004
Real estate loans:
Adjustable-rate	$3,127,902	$401,333	$782,902	$859,679	$548	$5,172,364
Fixed-rate	38,707	31,572	72,902	30,184	8,765	182,130
Home equity credit lines and second mortgages	1,399,425	34,329	100,813	59,958	82,518	1,677,043
Commercial	717,947	14,014	46,216	33,677	85,283	897,137
Consumer and other	140,615	97,281	160,512	23,327	5,115	426,850
Loans held for securitization and/or sale	1,883,115	—	—	—	—	1,883,115
Mortgage-backed securities	78,411	61,671	83,430	126,403	86,597	436,512
Other investments	246,566	—	71,153	—	—	317,719

Total interest-earning assets	7,632,688	640,200	1,317,928	1,133,228	268,826	10,992,870
Total non-interest earning assets	—	—	—	—	1,895,567	1,895,567

Total assets	$7,632,688	$640,200	$1,317,928	$1,133,228	$2,164,393	$12,888,437

Deposits:
Fixed maturity deposits	$936,824	$388,327	$319,446	$103,124	$—	$1,747,721
NOW, statement and passbook accounts	2,879,893	51,432	171,299	116,590	248,468	3,467,682
Money market deposit accounts	2,339,452	—	—	—	—	2,339,452
Borrowings:
Capital notes - subordinated	—	—	—	—	175,000	175,000
Other	1,929,055	123,185	427,540	236,628	39,470	2,755,878

Total interest-bearing liabilities	8,085,224	562,944	918,285	456,342	462,938	10,485,733
Minority interest	—	—	—	—	175,391	175,391
Total non-interest bearing liabilities	—	—	—	—	1,546,813	1,546,813
Stockholders’ equity	—	—	—	—	680,500	680,500

Total liabilities & stockholders’ equity	$8,085,224	$562,944	$918,285	$456,342	$2,865,642	$12,888,437

Gap	$(452,536)	$77,256	$399,643	$676,886	$(194,112)
Cumulative gap	$(452,536)	$(375,280)	$24,363	$701,249	$507,137
Cumulative gap as a percentage of total assets	(3.5)%	(2.9)%	0.2%	5.4%	3.9%

The interest sensitivity “gap” shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was a negative 2.9% at June 30, 2004, compared to a negative 5.4% at March 31, 2004. The change in the Bank’s one-year gap during this period results from various initiatives undertaken by management in light of the current low interest rate environment, including increased origination of short-term adjustable rate loans which were mostly funded through the use of short-term deposits and borrowings. The Bank continues to consider a variety of strategies to manage its interest rate risk position.

Capital. At June 30, 2004, the Bank complied with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at June 30, 2004, compared to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$680,500
Minority interest in REIT Subsidiary (1)	144,000

	824,500
Adjustments for tangible and core capital:
Intangible assets	(42,440)
Non-includable subsidiaries (2)	(933)
Non-qualifying purchased/originated loan servicing rights	(3,961)

Total tangible capital	777,166	6.04%	$192,864	1.50%	$584,302	4.54%

Total core capital (3)	777,166	6.04%	$514,304	4.00%	$262,862	2.04%

Tier 1 risk-based capital (3)	777,166	8.41%	$370,401	4.00%	$406,765	4.41%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	48,362

Total supplementary capital	223,362

Total available capital	1,000,528
Equity investments (2)	(2,231)

Total risk-based capital (3)	$998,297	10.87%	$740,802	8.00%	$257,495	2.87%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.

(2)	Reflects an aggregate offset of $0.2 million representing the general allowance for losses maintained against the Bank’s equity capital investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a “credit” against the deductions otherwise required for such investments.

(3)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank’s REO at June 30, 2004, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,231	(1)
1991	11,369	(2)
1995	4,665	(2)
2003	56
2004	2,346

Total REO	$20,667

(1)	The Bank treats this amount as an equity investment for regulatory capital purposes.

(2)	The Bank received an extension of the holding periods of these properties through April 7, 2005.

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

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. During the nine-month period ended June 30, 2004, the Bank made tax sharing payments totaling $5.6 million and dividend payments totaling $16.8 million to the Real Estate Trust. Tax sharing and dividend payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

During the nine-month period ended June 30, 2004, the Trust purchased through dividend reinvestment or direct purchase, 237,000 shares of common stock of Saul Centers and as of June 30, 2004 owned approximately 3,981,000 shares representing 24.7% of such company’s outstanding common stock. As of June 30, 2004, the market value of these shares was approximately $127.8 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership (“Saul Holdings Partnership”) the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the nine-month period ended June 30, 2004, the Real Estate Trust received total cash distributions of $4.9 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s lines of credit banks.

In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of 9.75% Senior Secured Notes due 2008, (the “1998 Notes”).

On February 25, 2004, the Real Estate Trust issued, in a private offering, $250.0 million aggregate principal amount of 7.50% Senior Secured Notes due 2014 (the “2004 Notes”). A substantial portion of the net proceeds of the offering were used to redeem the 1998 Notes, including accrued interest through March 31, 2004 and pay a redemption premium, for early redemption of the notes, of $6.5 million. These funds, totaling $216.25 million, which were escrowed at closing, were paid out on April 1, 2004. The Trust received approximately $28.1 million in proceeds from this offering after the redemption of the 1998 Notes, including accrued interest, the early redemption premium and after deducting costs associated with the offering. The 2004 Notes are nonrecourse obligations of the Real Estate Trust and are secured by a first priority perfected security interest in all of the common stock of the Bank held by the Real Estate Trust. The Real Estate Trust plans to use the net proceeds to fund renovation and construction activities as well as for general corporate purposes.

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

The Real Estate Trust has a $55.0 million secured revolving credit line with an unrelated bank that matures on December 12, 2006, with provisions for extending the term annually. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At June 30, 2004, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $55.0 million.

The Real Estate Trust also has an additional $45.0 million revolving credit line with an unrelated bank that matures on September 26, 2006. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At June 30, 2004, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $45.0 million.

The maturity schedule for the Real Estate Trust’s outstanding debt at June 30, 2004 for the balance of fiscal 2004 and subsequent years is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes Payable	Mortgage Note Payable - Real Estate Held For Sale	Notes Payable Secured	Notes Payable Unsecured	Total
2004 (1)	$2,960	$25	$—	$2,991	$5,976
2005	16,207	110	—	11,354	27,671
2006	94,554	118	—	7,799	102,471
2007	5,415	128	—	5,992	11,535
2008	5,814	137	—	3,941	9,892
Thereafter	184,513	3,578	250,000	23,975	462,066

Total	$309,463	$4,096	$250,000	$56,052	$619,611

(1)	July 1, 2004 - September 30, 2004

Of the total mortgage debt outstanding at June 30, 2004, $305.8 million was non-recourse to the Real Estate Trust.

REAL ESTATE DEVELOPMENT AND CAPITAL EXPENDITURES

The Real Estate Trust owns various land parcels with approximately 380 acres of available land. These parcels offer potential development opportunities for the Trust.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $11.0 to $14.0 million per year for the next several years.

BANKING

Liquidity. The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. The Bank accomplishes this goal by maintaining liquid assets in the form of cash and short-term investments, as well as sufficient unused borrowing capacity with securities dealers and other wholesale lenders. Growth in the Bank’s core deposits and principal and interest payments on loans and mortgage-backed securities also provide sources of liquidity. In addition, the Bank’s mortgage loan portfolio can be used as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At June 30, 2004, the estimated remaining collateral, after market value and other adjustments, of that portion of the Bank’s assets that may be pledged to the FHLB of Atlanta and various securities dealers totaled $3.3 billion, or 25.9% of total assets. The Bank’s maximum credit availability with the FHLB of Atlanta was recently increased to 50% of total assets, provided that the Bank has sufficient collateral to pledge against its advances and subject to certain limitations and conditions imposed by the FHLB of Atlanta.

Also at June 30, 2004, the Bank had cash and other short-term assets totaling $442.2 million, or 3.4% of total assets.

The Bank also accesses a variety of other short-term and long-term funding sources, including securitizations and sales of loan receivables. As part of its mortgage banking activities, the Bank sold or securitized and sold $1.6 billion of single-family residential mortgage loans during the June 2004 quarter. Generally, all long-term, fixed-rate residential mortgage loans originated during the current quarter have been or are in the process of being sold. Variable rate mortgage loans are either sold or placed into the Bank’s portfolio.

Management believes that the Bank’s primary sources of funds will be sufficient to meet the Bank’s foreseeable long-term liquidity needs. The mix of funding sources used from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

Commitments and Contingencies. In connection with its loan origination, securitization and sale activities, the Bank generally receives or retains various interests in the sold loans, which may include servicing assets, securities, or interest-only strips receivable. The Bank sometimes retains a limited amount of recourse with its securitization through one or more means, most often through the establishment of reserve accounts, overcollateralization of receivables or retention of subordinated asset-backed certificates. The Bank records these interests as assets on its financial statements. In some cases, the Bank determines the carrying value of the assets based on future cash flows expected to be received by the Bank from the underlying assets. Some of these cash flows are payable to the Bank before the claims of others, while other cash flows are subordinated to the claims of others. The following tables summarize the carrying value of these assets at June 30, 2004 and March 31, 2004.

	June 30, 2004
	Not Subordinated	Subordinated	Total
	(in thousands)
Servicing assets	$138,172	$—	$138,172
Interest-only certificates	132,959	—	132,959
Interest-only strips receivable	101,804	1,942	103,746
Overcollateralization of loans	—	1,532	1,532
Reserve accounts	3,956	15,393	19,349

Total	$376,891	$18,867	$395,758

	March 31, 2004
	Not Subordinated	Subordinated	Total
	(in thousands)
Servicing assets	$111,765	$—	$111,765
Interest-only certificates	94,273	—	94,273
Interest-only strips receivable	103,180	2,578	105,758
Overcollateralization of loans	—	2,245	2,245
Reserve accounts	3,084	17,476	20,560

Total	$312,302	$22,299	$334,601

The Bank also is obligated under various recourse provisions related to the swap of single-family residential loans for mortgage-backed securities issued by the Bank. At June 30, 2004, recourse to the Bank under these arrangements was $3.8 million, consisting of restricted cash accounts amounting to $2.0 million and overcollateralization of receivables amounting to $1.8 million. At March 31, 2004, recourse to the Bank under these arrangements was $4.5 million, consisting of restricted cash accounts amounting to $2.7 million and overcollateralization of receivables amounting to $1.8 million.

The Bank also is obligated under recourse provisions related to the servicing of certain residential mortgage loans. At June 30, 2004 and March 31, 2004, recourse to the Bank under these arrangements totaled $4.1 million and $3.9 million, respectively.

There were no material commitments for capital expenditures at June 30, 2004.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

REAL ESTATE

The Real Estate Trust recorded a loss from operations before depreciation and amortization of debt service of $2.5 million and an operating loss of $9.7 million in the quarter ended June 30, 2004 (the “2004 quarter”) compared to income from operations before depreciation and amortization of debt service of $1.0 million and an operating loss of $3.9 million in the quarter ended June 30, 2003 (the “2003 quarter”). The changes reflect improved operating results in the hotel portfolio which were completely offset by the write-off of unamortized debt costs of $2.4 million and the early redemption premium of $6.5 million, included in general and administrative expense, associated with the payoff of the Real Estate Trust’s $200 million Senior Secured Notes.

Income after direct operating expenses from hotels increased $2.6 million, or 30.0%, in the 2004 quarter from the level achieved in the 2003 quarter. Total revenue increased $3.8 million, or 16.1%, as the overall occupancy percentage for the hotel properties increased from 67.5% for the 2003 quarter to 73.4% for the 2004 quarter, an 8.7% increase, while the average room rate increased $7.94, or 9.1%, from $86.86 in the 2003 quarter to $94.80 in the 2004 quarter, reflecting the strong demand at the Real Estate Trust’s hotel properties, particularly the Northern Virginia and Florida properties. Room sales for the 2004 quarter increased $3.5 million, or 19.0%, from the 2003 quarter, while food, beverage and other sales increased $282,000, or 5.5%. Direct operating expenses increased approximately $1.2 million, or 8.2% reflecting increased operating costs, such as payroll costs, advertising and other operating costs associated with the increased hotel occupancy.

Income after direct operating expenses from office and industrial properties decreased $85,000, or 1.2%, in the 2004 quarter compared to the 2003 quarter. Total revenue remained constant at $9.7 million in each period. Successful leasing efforts during the quarter have increased the office and industrial overall occupancy percentage from 86.2% at June 30, 2003 to 88.9% at June 30, 2004. The revenue generated from the increased occupancy is offset by lower rental rates as leases turn over. Direct operating expenses increased $81,000, or 2.9%, as higher bad debt, leasing, and utility costs offset lower property taxes.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $130,000, or 43.2%, principally due to increased revenue from the Real Estate Trust’s other real estate investments and higher interest income in the quarter reflecting the increased invested cash balance resulting from the net proceeds received from the $250 million Senior Secured Debt offering.

Land parcels and other expense increased $50,000, or 15.8% in the 2004 quarter when compared to the 2003 quarter as a result of increased operating expenses at the Real Estate Trust’s other real estate properties.

Interest expense decreased $264,000 in the 2004 quarter. Interest expense in the 2004 quarter includes interest of approximately $4.7 million on the new $250 million, 7.50% Senior Secured Notes which were issued on February 25, 2004, interest expense in the 2003 quarter includes interest of approximately $4.9 million on the redeemed $200 million, 9.75% Senior Secured Notes. Other interest expense was lower due to lower mortgage and line of credit balances and lower interest rates on those borrowings. The average balance of outstanding borrowings increased to $654.5 million in the 2004 quarter from $588.7 million in the 2003 quarter, reflecting the increased principal of the Senior Secured Note Debt and the overlap period for that debt which offset lower mortgage and line of credit balances. The average cost of borrowings was 7.46% in the 2004 quarter and 8.59% in the 2003 quarter reflecting the 225 basis point reduction in the outstanding Senior Secured Note debt.

Amortization of debt expense increased $2.3 million, reflecting the write-off of unamortized debt costs of $2.4 million relating to the $200 million Senior Secured Notes. This increase was slightly offset by lower other debt cost amortization reflecting debt refinancing and extensions which settled during the prior fiscal year.

Depreciation expense remained relatively stable at approximately $4.6 million for each of the periods.

Advisory, management and leasing fees paid to related parties increased $237,000 or 7.4%, in the 2004 quarter when compared to the 2003 quarter. The advisory fee in the 2004 quarter was $472,000 per month compared to $458,000 per month for the 2003 quarter, an aggregate increase of $42,000. The remainder of the cost increase, totaling $195,000, was due mainly to higher hotel management fees reflecting the 16.1% increase in hotel revenue.

General and administrative expense increased approximately $6.3 million from $670,000 in the 2003 quarter to $6.9 million in the 2004 quarter due to the $6.5 million redemption premium paid as a result of the early redemption of the $200 million Senior Secured Notes. This increase was slightly offset by lower legal, accounting and licensing costs.

Equity in earnings of unconsolidated entities reflected net earnings of $1.9 million in the 2004 quarter as compared to $1.8 million in the 2003 quarter, an increase of $85,000, or 4.7%. Earnings from Saul Holdings Partnership and Saul Centers were higher by $165,000 in the 2004 quarter primarily due to the operating income generated as a result of the acquisition activity of those entities partially offset by dilution caused by a November 2003 Saul Centers preferred stock offering. Losses from other investments totaled $80,000 in the 2004 quarter. No losses were recorded in the 2003 quarter. These losses are a result of write-downs of a certain non-public investment accounted for under the equity method.

During the 2004 quarter the Real Estate Trust received a refund of approximately $117,000 for an expenditure relating to a September 2003 land sale. The original gain on the sale of this parcel was recorded in the fiscal year ended September 30, 2003. This refund has been recorded as an additional gain on sale of this land parcel in the 2004 quarter.

During the 2004 quarter the Real Estate Trust determined it would sell one of its hotel properties and has written down its investment in this asset by $215,000 to reflect its estimated fair value, less cost to sell, of $2.2 million. Included in the 2004 quarter Loss from Operations of Discontinued Real Estate Asset of $326,000 is the $215,000 write-down. The Real Estate Trust expects the sale of this asset to occur in the next twelve months.

BANKING

Overview. The Bank recorded operating income of $76.1 million for the three months ended June 30, 2004 (the “2004 quarter”), compared to operating income of $37.3 million for the three months ended June 30, 2003 (the “2003 quarter”). The increase in operating income was attributable to decreases in interest expense, the provision for loan losses and operating expenses, and was partially offset by a decrease in other (non-interest) income.

Net Interest Income. Net interest income, before the provision for loan losses, increased $15.0 million (or 25.3%) in the 2004 quarter. The Bank recorded interest income of $0.1 million on non-accrual and restructured loans during the 2004 quarter. The Bank would have recorded interest income of $0.3 million during the 2004 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Three Months Ended June 30,
	2004			2003
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$10,255,040	$102,103	3.98%	$8,721,134	$99,102	4.55%
Mortgage-backed securities	457,437	5,133	4.49	584,719	7,730	5.29
Federal funds sold and securities purchased under agreements to resell	54,176	135	1.00	59,264	180	1.21
Trading securities	29,958	363	4.85	89,451	1,202	5.38
Investment securities	70,355	333	1.89	46,386	295	2.54
Other interest-earning assets	228,140	1,472	2.58	191,362	1,368	2.86

Total	11,095,106	109,539	3.95	9,692,316	109,877	4.53

Noninterest-earning assets:
Cash	284,551			285,242
Real estate held for investment or sale	20,110			25,389
Property and equipment, net	480,758			468,404
Automobiles subject to lease, net	577,980			1,017,678
Goodwill and other intangible assets, net	24,144			24,519
Other assets	501,271			352,631

Total assets	$12,983,920			$11,866,179

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,168,508	1,128	0.21	$1,856,236	1,211	0.26
Savings deposits	1,233,148	841	0.27	1,132,980	1,293	0.46
Time deposits	1,732,718	8,167	1.89	1,929,111	11,821	2.45
Money market deposits	2,329,320	4,009	0.69	2,141,681	5,423	1.01

Total deposits	7,463,694	14,145	0.76	7,060,008	19,748	1.12
Borrowings	3,182,342	21,069	2.65	2,710,964	30,835	4.55

Total liabilities	10,646,036	35,214	1.32	9,770,972	50,583	2.07

Noninterest-bearing items:
Noninterest-bearing deposits	1,209,721			1,112,177
Other liabilities	307,226			299,817
Minority interest	175,391			144,000
Stockholders’ equity	645,546			539,213

Total liabilities and stockholders’ equity	$12,983,920			$11,866,179

Net interest income		$74,325			$59,294

Net interest spread (2)			2.63%			2.46%

Net yield on interest-earning assets (3)			2.68%			2.45%

Interest-earning assets to interest-bearing liabilities			104.22%			99.20%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.

(2)	Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.

(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003 Increase (Decrease) Due to Change in (1)
	Volume	Rate	Total Change
Interest income:
Loans (2)	$59,372	$(56,371)	$3,001
Mortgage-backed securities	(1,533)	(1,064)	(2,597)
Federal funds sold and securities purchased under agreements to resell	(15)	(30)	(45)
Trading securities	(731)	(108)	(839)
Investment securities	429	(391)	38
Other interest-earning assets	777	(673)	104

Total interest income	58,299	(58,637)	(338)

Interest expense:
Deposit accounts	6,829	(12,432)	(5,603)
Borrowings	27,421	(37,187)	(9,766)

Total interest expense	34,250	(49,619)	(15,369)

Increase (decrease) in net interest income	$24,049	$(9,018)	$15,031

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.

(2)	Includes loans held for sale and/or securitization.

Interest income in the 2004 quarter decreased $0.3 million (or 0.3%) from the 2003 quarter primarily as a result of lower average yields and lower average balances of mortgage-backed securities. Partially offsetting the decreased income was an increase in loan interest income caused by a $1.5 billion increase in the average balances of loans receivable.

The Bank’s net interest spread increased to 2.63% in the 2004 quarter from 2.46% in the 2003 quarter. The 17 basis point increase reflected a smaller decrease in interest-earning asset average yields than interest-bearing liability average costs. Average interest-earning assets as a percentage of average interest-bearing liabilities increased to 104.2% for the 2004 quarter compared to 99.2% for the 2003 quarter.

Interest income on loans, the largest category of interest-earning assets, increased $3.0 million (or 3.0%) from the 2003 quarter primarily because of higher average balances of loans receivable offset by lower average yields caused by declines in the various indices on which interest rates on adjustable rate loans are based. The average yield on the loan portfolio decreased 57 basis points (from 4.55% to 3.98%) from the 2003 quarter. Interest income on single-family residential loans increased $9.5 million due to $1.6 billion of higher average balances, which was partially offset by lower average yields during the 2004 quarter. Lower average yields and lower average balances of automobile loans resulted in a $7.2 million (or 52.5%) decrease in interest income on those loans.

Interest income on mortgage-backed securities decreased $2.6 million (or 33.6%) due to a $127.3 million reduction in average balances as well as a decrease in the average interest rates on those securities from 5.29% to 4.49%.

Interest expense on deposits decreased $5.6 million (or 28.4%) during the 2004 quarter, due to decreased average rates. The 36 basis point decrease in the average rate on deposits (from 1.12% to 0.76%) resulted from a reduction in the rates paid by the Bank in response to declines in market interest rates. The decrease in the average rate on deposits was partially offset by higher average balances of $403.6 million compared to the 2003 quarter.

Interest expense on borrowings decreased $9.8 million (or 31.7%) in the 2004 quarter compared to the 2003 quarter. Interest expense on advances from the FHLB of Atlanta decreased $6.3 million (or 26.2%) during the 2004 quarter due to lower average rates paid on the advances which was partially offset by higher average balances. The Bank replaced maturing higher cost advances with lower cost advances during the quarter. The average balances of subordinated debentures decreased by $75.0 million, and the average rate on those borrowings decreased by 245 basis points resulting in a decrease of $2.8 million in interest expense. On December 2, 2003, the Bank issued $175.0 million aggregate principal amount of 6 7/8% subordinated debentures due 2013. On January 2, 2004, the net proceeds of the offering, along with short-term borrowings, were used to redeem all $250.0 million of the Bank’s 9¼% subordinated debentures due 2005 and 2008.

Provision for Loan Losses. During the 2004 quarter, the Bank recorded a negative provision for loan losses of $5.6 million, compared to a provision of $5.9 million in the 2003 quarter. Management’s prior decisions to discontinue subprime automobile lending and indirect consumer lending, and focus more on residential mortgages, have improved the overall credit quality of the Bank’s loan portfolio. As the balances of automobile loans continue to decline, charge-offs and delinquencies also have been declining. In addition, the Bank’s interest in two syndicated loans, for which the Bank had established a combined allowance for losses totaling $4.8 million, were repaid in full during the current quarter. The combination of these factors contributed to the Bank’s decision to reduce the provision for loan losses. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other non-interest income decreased to $132.0 million in the 2004 quarter from $139.5 million in the 2003 quarter. The $7.5 million (or 5.4%) decrease was primarily attributable to decreases in automobile rental income and gain on mortgage banking activities, and was partially offset by an increase in servicing and securitization income and deposit servicing fees.

Automobile rental income decreased to $37.7 million in the 2004 quarter from $58.6 million in the prior corresponding quarter. The $20.9 million decrease resulted primarily from a $439.7 million (or 43.2%) decrease in average outstanding leases as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Gain on mortgage banking activities decreased to $1.5 million in the 2004 quarter, from $6.4 million in the 2003 quarter, as a result of decreased sales volume in the 2004 quarter.

Servicing and securitization income increased to $47.9 million in the 2004 quarter, from $33.0 million in the 2003 quarter, primarily as a result of a gain of $47.5 million resulting from the securitization and sale of $1.3 billion of loans during the 2004 quarter compared to a gain of $28.6 million resulting from the securitization and sale of $760.4 million of loans in the 2003 quarter.

Operating Expenses. Operating expenses during the 2004 quarter decreased $19.8 million (or 12.7%) from the 2003 quarter. The decrease was largely due to reductions in depreciation and amortization and servicing assets amortization and other loan expenses, and was partially offset by an increase in salaries and employee benefits.

Depreciation and amortization expense decreased $14.4 million (or 27.2%), largely as a result of decreased depreciation expense of automobiles subject to lease. Depreciation expense related to automobiles subject to lease decreased $14.2 million, to $28.7 million for the 2004 quarter, due to lower levels of outstanding leases. The reduced levels reflect the Bank’s prior decision to discontinue origination of automobile leases.

Servicing assets amortization and other loan expenses decreased $10.9 million (or 82.5%) as a result of an increase in the value of the Bank’s mortgage servicing assets, which resulted in the reduction in the mortgage servicing rights valuation allowance.

Salaries and employee benefits increased $6.2 million (or 11.7%) in the 2004 quarter due primarily to increased expenses in the residential mortgage lending area and retail branch network.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2004 COMPARED TO NINE MONTHS ENDED JUNE 30, 2003

REAL ESTATE

The Real Estate Trust recorded a loss from operations before depreciation and amortization of debt service of $2.4 million and an operating loss of $19.2 million in the nine-month period ended June 30, 2004 (the “2004 period”) compared to a loss from operations before depreciation and amortization of debt service of $681,000 and an operating loss of $16.1 million in the nine-month period ended June 30, 2003 (the “2003 period”). The changes reflect improved operating results in the hotel portfolio and the gain associated with a land sale which were completely offset by declining results in the office and industrial portfolio, increased interest expense, the write-off of unamortized debt costs of $2.4 million and the early redemption premium of $6.5 million, included in general and administrative expense, associated with the payoff of the Real Estate Trust’s $200 million Senior Secured Notes.

Income after direct operating expenses from hotels increased $4.7 million, or 22.8%, in the 2004 period from the level achieved in the 2003 period. Total revenue increased $7.9 million, or 12.5%, as the overall occupancy percentage for the hotel properties increased from 59.8% for the 2003 period to 65.1% for the 2004 period while the average room rate increased $4.19, or 4.8%, from $86.54 in the 2003 period to $90.73 in the 2004 period, reflecting the strong demand at the Real Estate Trust’s hotel properties, particularly the Northern Virginia and Florida properties. Room sales for the 2004 period increased approximately $7.2 million, or 14.5%, from the 2003 period, while food, beverage and other sales increased approximately $700,000, or 5.4%. Direct operating expenses increased $3.2 million, or 7.4% reflecting increased operating costs, such as payroll costs, advertising and other operating costs associated with the increased hotel occupancy.

Income after direct operating expenses from office and industrial properties decreased $1.1 million, or 5.5%, in the 2004 period compared to the 2003 period. Total revenue decreased $1.0 million, or 3.5%, in the 2004 period as increased vacancy, specifically at two of the Trust’s office properties, offset contractual rent increases. In addition, leased space is turning over at lower rental rates in the current period. Direct operating expenses increased $113,000 between the periods as increased insurance, payroll and bad debt expenses were slightly offset by lower property taxes and repair and maintenance costs.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $309,000, or 34.1%, in the 2004 period principally due to increased revenue from the Real Estate Trust’s other real estate investments and higher interest income in the period reflecting the increased invested cash balance resulting from the net proceeds received from the $250 million Senior Secured Debt offering.

Land parcels and other expense increased $118,000, or 13.5% in the 2004 period when compared to the 2003 period as a result of increased operating expenses at the Real Estate Trust’s other real estate properties.

Interest expense increased $1.4 million from $36.9 million in the 2003 period to $38.3 million in the 2004 period. Interest expense in the 2004 period includes interest on the new $250 million Senior Secured Notes which were issued on February 25, 2004 and interest is payable from that date, therefore interest expense includes interest on both the $200 million and the $250 million Senior Secured Debt from February 25, 2004 through March 31, 2004. This overlap in interest resulted in additional interest charges of approximately $1.9 million in the 2004 period. This increase in interest expense was slightly offset by lower interest expense on other debt due to lower mortgage and line of credit balances and lower interest rates on those borrowings. The average balance of outstanding borrowings increased to $644.8 million in the 2004 period from $585.2 million in the 2003 period, reflecting the overlap period of the Senior Secured Debt which offset lower mortgage and line of credit balances. The average cost of borrowings was 8.08% in the 2004 period and 8.65% in the 2003 period, reflecting the 225 basis point reduction in the outstanding Senior Secured Note debt.

Amortization of debt expense increased $2.2 million, reflecting the write-off of unamortized debt costs of $2.4 million relating to the $200 million Senior Secured Notes. This increase was slightly offset by lower other debt cost amortization reflecting debt refinancing and extensions which settled during the prior fiscal year.

Depreciation expense decreased $762,000, or 5.2%, as a result of the retirement of certain office tenant improvements and hotel improvements in the 2003 period.

Advisory, management and leasing fees paid to related parties increased $552,000, or 6.0%, in the 2004 period when compared to the 2003 period. The advisory fee in the 2004 period was $472,000 per month compared to $458,000 per month for the 2003 period, an aggregate increase of $126,000. The remainder of the cost increase, totaling $426,000, was due to higher hotel management fees reflecting the 12.5% increase in hotel revenue and increased office leasing costs paid.

General and administrative expense increased $6.5 million from $1.7 million in the 2003 period to $8.2 million in the 2004 period due to the $6.5 million redemption premium paid as a result of the early redemption of the $200 million Senior Secured Notes. Other increases, such as the write-off of certain acquisition and development costs for projects that the Real Estate Trust has determined not to pursue were offset by lower legal and licensing costs.

Equity in earnings of unconsolidated entities reflected net earnings of $5.6 million in the 2004 period as compared to $6.0 million in the 2003 period, a decrease of approximately $400,000. Earnings from Saul Holdings Partnership and Saul Centers were lower by $354,000 in the 2004 period primarily due to the dilution caused by a November 2003 Saul Centers preferred stock offering. Losses from other investments totaled $460,000 in the 2004 period as compared to losses of $376,000 in the 2003 period. These losses are a result of write-downs of a certain non-public investment accounted for under the equity method.

The Real Estate Trust recorded an impairment charge of $625,000 in the 2003 period due to write-downs of certain non-public investments accounted for under the cost method. No impairment charges were recorded in the 2004 period.

In February 2004 the Commonwealth of Virginia acquired 7.93 acres of land owned by the Real Estate Trust for use in a highway project. The purchase price of the land was $3.6 million and resulted in a gain of approximately $2.7 million. In addition, during the quarter ended June 30, 2004 the Real Estate Trust received a refund of approximately $117,000 for an expenditure relating to a September 2003 land sale. The original gain on the sale of this parcel was recorded in the fiscal year ended September 30, 2003. This refund has been recorded as an additional gain on sale of this land parcel in the quarter ended June 30, 2004. There were no property sales in the 2003 period.

During the quarter ended June 30, 2004 the Real Estate Trust determined it would sell one of its hotel properties and has written down its investment in this asset by $215,000 to reflect its estimated fair value, less cost to sell, of $2.2 million. Included in the 2004 period Loss from Operations of Discontinued Real Estate Asset of $995,000 is the $215,000 write-down. The Real Estate Trust expects the sale of this asset to occur in the next twelve months.

BANKING

Overview. The Bank recorded operating income of $159.8 million and for the nine months ended June 30, 2004 (the “2004 period”), compared to operating income of $96.0 million for the nine months ended June 30, 2003 (the “2003 period”). The increase in operating income was attributable to decreases in interest expense, the provision for loan losses and operating expenses, and was partially offset by decreases in interest income and other (non-interest) income.

Net Interest Income. Net interest income, before the provision for loan losses, increased $13.9 million (or 7.5%) in the 2004 period. The Bank recorded interest income of $0.2 million on non-accrual and restructured loans during the 2004 period. The Bank would have recorded interest income of $1.0 million during the 2004 period if non-accrual assets and restructured loans had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Nine Months Ended June 30,
	2004			2003
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$9,774,116	$299,534	4.09%	$8,307,835	$304,235	4.88%
Mortgage-backed securities	441,309	15,626	4.72	742,873	30,573	5.49
Federal funds sold and securities purchased under agreements to resell	69,186	520	1.00	68,551	677	1.32
Trading securities	31,294	1,150	4.90	82,946	3,541	5.69
Investment securities	54,232	840	2.07	46,412	894	2.57
Other interest-earning assets	214,724	4,131	2.57	185,478	4,415	3.17

Total	10,584,861	321,801	4.05	9,434,095	344,335	4.87

Noninterest-earning assets:
Cash	286,749			300,072
Real estate held for investment or sale	20,648			24,915
Property and equipment, net	481,739			469,717
Automobiles subject to lease, net	687,223			1,069,893
Goodwill and other intangible assets, net	24,216			24,664
Other assets	452,748			334,407

Total assets	$12,538,184			$11,657,763

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,058,719	3,182	0.21	$1,753,540	3,628	0.28
Savings deposits	1,190,082	2,444	0.27	1,081,867	4,110	0.51
Time deposits	1,727,358	24,333	1.88	1,977,616	40,078	2.70
Money market deposits	2,315,382	12,025	0.69	2,072,053	17,315	1.11

Total deposits	7,291,541	41,984	0.77	6,885,076	65,131	1.26
Borrowings	3,008,893	80,407	3.56	2,747,162	93,650	4.55

Total liabilities	10,300,434	122,391	1.58	9,632,238	158,781	2.20

Noninterest-bearing items:
Noninterest-bearing deposits	1,115,212			1,057,630
Other liabilities	305,526			294,259
Minority interest	175,391			144,000
Stockholders’ equity	641,621			529,636

Total liabilities and stockholders’ equity	$12,538,184			$11,657,763

Net interest income		$199,410			$185,554

Net interest spread (2)			2.47%			2.67%

Net yield on interest-earning assets (3)			2.51%			2.62%

Interest-earning assets to interest-bearing liabilities			102.76%			97.94%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.

(2)	Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003 Increase (Decrease) Due to Change in (1)
	Volume	Rate	Total Change
Interest income:
Loans (2)	$66,339	$(71,040)	$(4,701)
Mortgage-backed securities	(11,121)	(3,826)	(14,947)
Federal funds sold and securities purchased under agreements to resell	10	(167)	(157)
Trading securities	(1,954)	(437)	(2,391)
Investment securities	191	(245)	(54)
Other interest-earning assets	891	(1,175)	(284)

Total interest income	54,356	(76,890)	(22,534)

Interest expense:
Deposit accounts	5,875	(29,022)	(23,147)
Borrowings	12,461	(25,704)	(13,243)

Total interest expense	18,336	(54,726)	(36,390)

Increase (decrease) in net interest income	$36,020	$(22,164)	$13,856

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.

(2)	Includes loans held for sale and/or securitization.

Interest income in the 2004 period decreased $22.5 million (or 6.5%) from the 2003 period primarily as a result of lower interest income on mortgage-backed securities, which resulted from lower average yields on and lower average balances of those securities. Also contributing to the decreased income were lower average yields on loans receivable, which was partially offset by a $1.5 billion increase in the average balances of loans receivable.

The Bank’s net interest spread decreased to 2.47% in the 2004 period from 2.67% in the 2003 period. The 20 basis point decrease primarily reflected a greater decrease in interest-earning asset average yields than interest-bearing liability average costs. Average interest-earning assets as a percentage of average interest-bearing liabilities increased to 102.8% for the 2004 period compared to 97.9% for the 2003 period.

Interest income on loans, the largest category of interest-earning assets, decreased $4.7 million from the 2003 period primarily because of lower average yields caused by declines in the various indices on which interest rates on adjustable rate loans are based. Higher average balances of loans receivable partially offset the decline in interest income. The average yield on the loan portfolio decreased 79 basis points (from 4.88% to 4.09%) from the 2003 period. Lower average yields and lower average balances of automobile loans resulted in a $22.4 million (or 48.2%) decrease in interest income on those loans. Interest income on single-family residential loans increased $17.7 million due to $1.5 billion of higher average balances, which was partially offset by lower average yields during the 2004 period.

Interest income on mortgage-backed securities decreased $14.9 million (or 48.9%) due to a $301.6 million reduction in average balances and, to a lesser extent, a decrease in the average interest rates on those securities from 5.49% to 4.72%.

Interest expense on deposits decreased $23.1 million (or 35.5%) during the 2004 period, due to decreased average rates. The 49 basis point decrease in the average rate on deposits (from 1.26% to 0.77%) resulted from a reduction in the rates paid by the Bank in response to declines in market interest rates. The decrease in the average rate on deposits was partially offset by higher average balances of $406.5 million compared to the 2003 period.

Interest expense on borrowings decreased $13.2 million (or 14.1%) in the 2004 period compared to the 2003 period. The average balance of securities sold under repurchase agreements decreased by $314.8 million, and the average rate on those borrowings decreased 52 basis points resulting in a decrease of $3.5 million in interest expense. Interest expense on advances from the FHLB of Atlanta decreased $4.8 million (or 6.7%) during the 2004 period due to lower average rates paid on the advances, which were partially offset by higher average balances. The Bank replaced maturing higher cost advances with lower cost advances during the period. In addition, the average rate on subordinated debentures decreased to 7.74% from 9.25% resulting in a decrease of $4.5 million in interest expense. On December 2, 2003, the Bank issued $175.0 million aggregate principal amount of 6 7/8% subordinated debentures due 2013. On January 2, 2004, the net proceeds of the offering, along with short-term borrowings, were used to redeem all $250.0 million of the Bank’s 9¼% subordinated debentures due 2005 and 2008.

Provision for Loan Losses. During the 2004 period, the Bank recorded a negative provision for loan losses of $5.2 million, compared to a provision of $20.4 million in the 2003 period. Management’s prior decisions to discontinue subprime automobile lending and indirect consumer lending, and focus more on residential mortgages, have improved the overall credit quality of the Bank’s loan portfolio. As balances of automobile loans continue to decline, charge-offs and delinquencies also have been declining. In addition, the Bank’s interest in two syndicated loans, for which the Bank had established a combined allowance for losses totaling $4.8 million, were repaid in full during the current quarter. The combination of these factors contributed to the Bank’s decision to reduce the provision for loan losses. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other non-interest income decreased slightly to $397.9 million in the 2004 period from $398.1 million in the 2003 period. The $0.2 million decrease was primarily attributable to decreases in automobile rental income and gain on mortgage banking activities, and was offset by an increase in servicing and securitization income.

Automobile rental income decreased to $125.5 million in the 2004 period from $182.7 million in the prior corresponding period. The $57.2 million decrease resulted primarily from a $382.7 million (or 35.8%) decrease in average outstanding leases as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Gain on mortgage banking activities decreased to $7.8 million in the 2004 period, from $14.6 million in the 2003 period, as a result of decreased sales volume in the 2004 period.

Servicing and securitization income increased to $135.4 million in the 2004 period, from $77.2 million in the 2003 period, primarily as a result of gains of $125.1 million resulting from the securitization and sale of $3.4 billion of loans during the 2004 period compared to gains of $60.6 million resulting from the securitization and sale of $1.7 billion of loans in the 2003 period.

Operating Expenses. Operating expenses during the 2004 period decreased $24.6 million (or 5.3%) from the 2003 period. The decrease in operating expenses is largely due to a decline in depreciation and amortization and servicing assets amortization and other loan expenses, and was partially offset by increases in salaries and employee benefits and other expenses.

Depreciation and amortization expense decreased $40.4 million (or 24.2%), largely as a result of decreased depreciation expense of automobiles subject to lease. Depreciation expense related to automobiles subject to lease decreased $35.0 million, to $97.0 million for the 2004 period, due to lower levels of outstanding leases. The reduced levels reflect the Bank’s prior decision to discontinue origination of automobile leases.

Servicing assets amortization and other loan expenses decreased $7.0 million (or 18.9%) as a result of an increase in the value of the Bank’s mortgage servicing assets, which resulted in the reduction in the mortgage servicing rights valuation allowance.

Salaries and employee benefits increased $11.9 million (or 7.6%) in the 2004 period due primarily to increased expenses in the residential mortgage lending area and retail branch network.

Other operating expenses increased $9.6 million (or 22.4%) primarily as a result of costs related to the January 2, 2004 redemption of the Bank’s $250.0 million of subordinated debentures due 2005 and 2008.

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

The Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of June 30 2004. Based on the foregoing, the Company’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2004.

During the three months ended June 30, 2004 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-K are set forth below.

(b)	The Registrant did not file any reports on Form 8-K during the fiscal quarter covered by this report.

EXHIBITS

EXHIBITS	DESCRIPTION

3.	ORGANIZATIONAL DOCUMENTS

(a)	Second Amended and Restated Declaration of Trust filed with the Maryland State Department of Assessments and Taxation on May 23, 2002 as Exhibit 3(a) to Registration Statement 333-70753 is hereby incorporated by reference.

(b)	Second Amended and Restated By-Laws of the Trust dated as of May 23, 2002 as Exhibit 3(b) to Registration Statement 333-70753 is hereby incorporated by reference.

4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

(a)	Indenture, dated as of February 25, 2004, by and between the Trust and Wells Fargo Bank, National Association, as Trustee, with respect to the Trust’s 7 ½% Senior Secured Notes due 2014 and 7 ½% Series B Senior Secured Notes due 2014, including Form of Note, as filed as Exhibit 4 (a) to Registration Statement 333-113640 is hereby incorporated by reference.

(b)	Indenture, dated as of April 14, 2003, between the Trust and U.S. Bank National Association, as Trustee, with respect to the Trust’s Unsecured Notes Due for One Year to Ten Years from Date of Issue, as filed as Exhibit 4(a) to Registration Statement 333-104068 is hereby incorporated by reference.

(c)	Indenture dated as of September 1, 1992 with respect to the Trust’s Notes due from One to Ten Years from Date of Issue filed as Exhibit 4(a) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(d)	First Supplemental Indenture dated as of January 16, 1997 with respect to the Trust’s Notes due from One to Ten years from Date of Issue filed as Exhibit 4(b) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(e)	Second Supplemental Indenture dated as of January 13, 1999 with respect to the Trust’s Notes due from One to Ten Years from Date of Issuance as filed as Exhibit 4(l) to Registration Statement No. 333-70753 is hereby incorporated by reference.

10.	MATERIAL CONTRACTS

(a)	Amended and Restated Advisory Contract dated October 1, 1982 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, as subsequently amended, as filed as Exhibit 10(a) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2003 is hereby incorporated by reference.

(b)	Assignment and Guaranty Agreement effective May 1, 1972 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(c)	Commercial Property Leasing and Management Agreement effective October 1, 1982 between the Trust and B.F. Saul Property Company filed as Exhibit 10(b) to Registration Statement No. 2-80831 is hereby incorporated by reference.

(d)	Amendments to Commercial Property Leasing and Management Agreement between the Trust and B.F. Saul Property Company dated as of December 31, 1992 (Amendment No. 5), July 1, 1989 (Amendment No. 4), October 1, 1986 (Amendment No. 3), January 1, 1985 (Amendment No. 2) and July 1, 1984 (Amendment No. 1) filed as Exhibit 10(o) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(e)	Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(f)	First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(g)	Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Bank, F.S.B. and certain real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(h)	Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

(i)	Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(j)	First Amendment to Registration Rights and Lock-Up Agreement dated September 29, 1999 by and among Saul Centers, Inc., the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, B.F. Saul Property Company and Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(k)	Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company, Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.

(l)	Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., B.F. Saul Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended March 31, 2000 is hereby incorporated by reference.

(m)	Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

(n)	Note Administration Fee Agreement dated as of February 8, 2002, between the Trust and B.F. Saul Advisory Company L.L.C., as filed as Exhibit 10(n) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended December 31, 2001 is hereby incorporated by reference.

31.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Registrant)

Date: August 16, 2004	/s/ STEPHEN R. HALPIN, JR.
Stephen R. Halpin, Jr.
Vice President and Chief Financial Officer

Date: August 16, 2004	/s/ KENNETH D. SHOOP
Kenneth D. Shoop
Vice President and Principal Accounting Officer