Form 10-K
period 2004-09-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2004-12-17
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

There were no Common Shares of Beneficial Interest held by non-affiliates of the registrant as of December 17, 2004.

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of December 17, 2004 was 4,807,510.

PART I

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

The principal business activities of the Trust are the ownership of 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. (“Chevy Chase” or the “Bank”), whose assets accounted for 97% of the Trust’s consolidated assets at September 30, 2004, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in Chevy Chase, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the Office of Thrift Supervision, also know as “OTS.” See “Banking—Holding Company Regulation.”

The Trust recorded net income of $76.7 million in the fiscal year ended September 30, 2004, compared to a net income of $45.9 million in the fiscal year ended September 30, 2003.

The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term “Trust” used in the text and the financial statements included herein refers to the combined entity, which includes B.F. Saul Real Estate Investment Trust and its subsidiaries, including Chevy Chase and its subsidiaries. The term “Real Estate Trust” refers to B.F. Saul Real Estate Investment Trust and its subsidiaries, excluding Chevy Chase and its subsidiaries. The operations conducted by the Real Estate Trust are designated as “Real Estate,” while the business conducted by Chevy Chase and its subsidiaries is identified as “Banking.”

REAL ESTATE

The Real Estate Trust’s long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate. The properties owned by the Real Estate Trust are located predominantly in the mid-Atlantic and Southeastern regions of the United States and consist principally of hotels, office projects, and undeveloped land parcels.

The Real Estate Trust has significant relationships with B.F. Saul Company (“Saul Company”) and two of its wholly owned subsidiaries, B.F. Saul Advisory Company L.L.C., referred to in this report as the “Advisor,” and B.F. Saul Property Company, (“Saul Property Co.”). Saul Company, founded in 1892, specializes in commercial property management and leasing, hotel management, development and construction management, acquisitions, sales and financing of real estate property and insurance. Certain officers and trustees of the Real Estate Trust are also officers and/or directors of Saul Company, the Advisor and Saul Property Co. Other than uncompensated officers, the Real Estate Trust has no employees. See “Item 13. Certain Relationships and Related Transactions — Management Personnel.”

The Advisor acts as the Real Estate Trust’s investment advisor and manages the financial, accounting, legal and administrative affairs of the Real Estate Trust. Saul Property Co. acts as leasing and management agent for the income-producing properties owned by the Real Estate Trust, and plans and oversees the development of new properties and the expansion and renovation of existing properties.

BANKING

Chevy Chase Bank, F.S.B. is a federally chartered and federally insured stock savings bank which at September 30, 2004 was conducting business from 228 full-service branch offices, including 54 grocery store banking centers, and 859 automated teller machines in Maryland, Delaware, Virginia and the District of Columbia. The Bank has its home office in McLean, Virginia and its executive offices in Bethesda, Maryland, both suburban communities of Washington, DC. The Bank either directly or through a wholly owned subsidiary also maintains a commercial loan production office located in Baltimore, Maryland and six mortgage loan production offices in the mid-Atlantic region. In addition, the Bank utilizes third party originators in order to supplement its direct origination of loans. At September 30, 2004, the Bank had total assets of $13.3 billion, total deposits of $8.9 billion and total stockholders’ equity of $711.9 million. Based on total assets at September 30, 2004, Chevy Chase is the largest full-service bank headquartered in the Washington, DC metropolitan area.

Chevy Chase is a consumer oriented, full-service banking institution principally engaged in the business of attracting deposits from the public and using those deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and other consumer loans. The Bank also has an active commercial lending program. The Bank’s principal deposit and retail lending markets are located in the Washington, DC metropolitan area. The Bank’s wholesale activities include the acquisition of loans through third party originators. As a complement to its basic deposit and lending activities, the Bank provides related financial services to its customers, including securities brokerage and insurance products offered through its subsidiaries. In addition, the Bank offers a variety of investment products and provides fiduciary services to a primarily institutional customer base through its subsidiary, ASB Capital Management, Inc., and to a primarily high net worth customer base through another subsidiary, Chevy Chase Trust Company.

The Bank seeks to capitalize on its status as the largest full-service bank headquartered in the Washington, DC metropolitan area by expanding its community banking operations. Accordingly, the Bank continues to build its branch and alternative delivery systems, to maintain and expand its mortgage banking operations, and to offer a broad range of consumer products, including home equity loans and lines of credit and other consumer loans. In addition, the Bank continues to expand its commercial banking program, with an emphasis on businesses operating in the Washington, DC metropolitan area. The Bank also continues to further develop the fee-based services it provides to customers, including securities brokerage, trust, asset management and insurance products offered through its subsidiaries.

Chevy Chase recorded operating income of $231.2 million for the year ended September 30, 2004, compared to operating income of $146.2 million for the year ended September 30, 2003. At September 30, 2004, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.09%, 6.09%, 8.61% and 10.91%, respectively. The Bank’s regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, also known as “FIRREA,” as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, also known as “FDICIA.”

In October 2003, the Bank issued $125.0 million of its 8% Noncumulative Perpetual Preferred Stock, Series C (the “8% Preferred Stock”) and used the proceeds to redeem all of its 13% Noncumulative Perpetual Preferred Stock, Series A (the “13% Preferred Stock”) on October 31, 2003. On December 2, 2003, the Bank issued $175.0 million of its 6 7/8% subordinated debentures due 2013 (the “2003 Debentures”). The net proceeds of that offering, along with short-term borrowings, were used to redeem all of the Bank’s subordinated debentures due 2005 and 2008.

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

The following tables set forth, at and for the periods indicated, certain information regarding the properties in the Real Estate Trust’s investment portfolio at September 30, 2004.

Hotels

			Average Occupancy (2)			Average Room Rate
			Year Ended September 30,			Year Ended September 30,
Location	Name	Rooms (1)	2004	2003	2002	2004	2003	2002

COLORADO

Pueblo	Pueblo Holiday Inn (3)	191	50%	46%	51%	$58.12	$56.61	$57.39

FLORIDA

Boca Raton	Boca Raton SpringHill Suites	146	64%	55%	59%	$79.78	$73.84	$71.72

Boca Raton	Boca Raton TownePlace Suites	91	73%	67%	74%	$68.70	$64.61	$69.43

Ft. Lauderdale	Ft. Lauderdale TownePlace Suites	95	83%	71%	75%	$65.20	$64.69	$64.23

MARYLAND

Gaithersburg	Gaithersburg Holiday Inn	300	63%	58%	57%	$82.91	$84.39	$88.94

Gaithersburg	Gaithersburg TownePlace Suites	91	78%	71%	76%	$77.63	$71.82	$69.44

MICHIGAN

Auburn Hills	Auburn Hills Holiday Inn Select	190	63%	64%	65%	$99.54	$98.70	$101.24

NEW YORK

Rochester	Rochester Airport Holiday Inn	279	62%	66%	59%	$71.66	$70.46	$67.80

OHIO

Cincinnati	Cincinnati Holiday Inn	275	51%	54%	55%	$71.05	$68.66	$67.66

VIRGINIA

Arlington	National Airport Crowne Plaza	308	65%	63%	62%	$129.50	$124.04	$116.20

Arlington	National Airport Holiday Inn	280	70%	60%	57%	$95.25	$90.50	$91.78

Herndon	Herndon Holiday Inn Express	115	71%	61%	55%	$89.69	$81.08	$84.70

McLean	Tysons Corner Courtyard	229	74%	67%	64%	$135.36	$127.57	$132.69

McLean	Tysons Corner Holiday Inn (4)	316	60%	54%	63%	$106.07	$91.53	$95.66

Sterling	Dulles Airport Hampton Inn	123	71%	62%	54%	$87.90	$76.26	$81.71

Sterling	Dulles Airport Holiday Inn	297	70%	63%	60%	$89.27	$79.36	$82.60

Sterling	Dulles Airport TownePlace Suites	95	87%	80%	74%	$74.42	$70.06	$71.36

Sterling	Dulles Town Center Hampton Inn	152	78%	69%	62%	$90.48	$80.06	$80.36

		3,573	66%	61%	61%	$91.67	$85.93	$86.82

(1)	Available rooms as of September 30, 2004.

(2)	Average occupancy is calculated by dividing the rooms occupied by the rooms available.

(3)	Asset held for sale as of September 30, 2004.

(4)	Under renovation during fiscal 2003/2004, completed July 1, 2004.

Office and Industrial

			Leasing Percentages			Expiring Leases (1)
			September 30,			Year Ending September 30,
Location	Name	Gross Leasable Area (1)	2004	2003	2002	2005		2006

FLORIDA

Fort Lauderdale	Commerce Center—Phase II	61,149	82%	85%	92%	11,488		9,408

GEORGIA

Atlanta	900 Circle 75 Parkway	345,502	82%	78%	82%	68,236		56,726

Atlanta	1000 Circle 75 Parkway	89,412	84%	88%	97%	22,087		3,765

Atlanta	1100 Circle 75 Parkway	269,049	91%	90%	95%	68,927		56,379

MARYLAND

Laurel	Sweitzer Lane	150,020	100%	100%	100%	NONE		NONE

VIRGINIA

McLean	8201 Greensboro Drive	360,854	93%	75%	81%	47,098		20,066

McLean	Tysons Park Place	247,581	91%	97%	86%	9,253		24,803

Sterling	Dulles North	59,886	100%	100%	100%	NONE		NONE

Sterling	Dulles North Two	79,210	100%	100%	100%	NONE		9,991

Sterling	Dulles North Four (2)	100,207	100%	100%	100%	NONE		NONE

Sterling	Dulles North Five	80,391	100%	100%	100%	NONE		NONE

Sterling	Dulles North Six	53,517	100%	100%	100%	NONE		NONE

Sterling	Loudoun Tech I (3)	81,238	47%	0%	0%	NONE		NONE

	Totals	1,978,016	90%	85%	86%	227,089	(4)	181,138	(4)

(1)	Square feet

(2)	Operational April 1, 2002.

(3)	Operational December 14, 2001.

(4)	Represents 11.5% and 9.2%, respectively, of the Real Estate Trust’s office and industrial portfolio in terms of square footage as of September 30, 2004.

Land Parcels

Location	Name	Acres	Zoning
FLORIDA Boca Raton Fort Lauderdale	Arvida Park of Commerce Commerce Center	6.5 1.6	Mixed Use Office and Warehouse
GEORGIA Atlanta	Circle 75	124.9	Office and Industrial
KANSAS Overland Park	Overland Park	161.9	Residential, Office and Retail
MICHIGAN Auburn Hills	Auburn Hills Holiday Inn	0.5	Commercial
NEW YORK Rochester	Rochester Airport Holiday Inn	2.9	Commercial
VIRGINIA McLean Sterling Sterling Sterling	Park Place II Cedar Green Church Road Sterling Boulevard	8.1 10.7 32.0 31.9	Office and Industrial Commercial Office and Industrial Industrial

	Total	381.0

Other Real Estate Investments

PURCHASE-LEASEBACK PROPERTIES (1)

APARTMENTS

Location	Name	Number of Units
LOUISIANA
Metairie	Chateau Dijon	336
TENNESSEE
Knoxville	Country Club	232

	Total	568

SHOPPING CENTERS

Location	Name	Gross Leasable Area(2)
GEORGIA
Warner Robbins	Houston Mall	264,000

Other Real Estate

Location	Name	Gross Leasable Area(2)
GEORGIA
Atlanta	Old National	160,000

(1)	The Real Estate Trust owns the land under certain income-producing properties and receives fixed ground rent, which is subject to periodic escalation, from the owners of the improvements. In certain instances, the Real Estate Trust also receives percentage rent based upon the income generated by the properties.

(2)	Square feet.

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

As of September 30, 2004 the Real Estate Trust owns, directly and through one of its wholly owned subsidiaries, 4,184,000 units of limited partnership interests in Saul Holdings Partnership, representing a 19.5% limited partnership interest. The Real Estate Trust owns rights enabling it to convert its limited partnership interests in Saul Holdings Partnership into shares of Saul Centers’ common stock on the basis of one share of Saul Centers’ common stock for each partnership unit. However, under the terms of the limited partnership agreement of Saul Holdings Partnership, at the current time, the units may not be converted into shares of Saul Centers’ common stock because the conversion would cause the Real Estate Trust and certain affiliates of the Trust to beneficially own collectively greater than 29.9% of the value of the outstanding equity securities of Saul Centers.

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

BANKING

Regulation

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, which is one of 12 FHLBs administered by the Federal Housing Finance Board, an independent agency within the executive branch of the federal government. The FHLBs serve as central credit facilities for their members. Their primary credit mission is to facilitate residential mortgage lending and support community and economic development activity in rural and urban communities. From time to time, the Bank obtains advances from the FHLB of Atlanta. At September 30, 2004, the Bank had outstanding advances of $2.7 billion. See Note 14 to the Consolidated Financial Statements in this report and “Deposits and Other Sources of Funds – Borrowings.”

As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in that bank in an amount equal to the greater of:

•	1.0% of mortgage-related assets;

•	$500; or

•	5.0% of outstanding advances.

The Bank had an investment of $139.3 million in the capital stock of the FHLB of Atlanta at September 30, 2004. The Bank earned dividends on that stock of $4.9 million and $4.3 million during the years ended September 30, 2004 and 2003, respectively. Since 1999, membership in the FHLB has been voluntary rather than mandatory for federal thrifts like the Bank. Because membership is required to obtain advances from the FHLB and the Bank continues to rely on FHLB advances as an important source of funds, the Bank currently intends to retain its voluntary membership in the FHLB of Atlanta.

Liquidity Requirements. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. Failure to meet this requirement could subject the Bank to monetary penalties imposed by the OTS. Management believes that the Bank’s ratio of cash and cash equivalents and other liquid assets to deposits and short-term borrowings of 4.60% at September 30, 2004 was sufficient to ensure the Bank’s safe and sound operation.

Deposit Insurance Premiums. Under FDIC insurance regulations, the Bank is required to pay premiums to the Savings Association Insurance Fund (“SAIF”) for insurance of its deposit accounts. The FDIC uses a risk-based premium system in which an institution pays premiums for deposit insurance on its insured deposits based on supervisory evaluation and on the institution’s capital category under the OTS’s prompt corrective action regulations. See “Prompt Corrective Action.”

Although the FDIC insures commercial banks as well as thrifts, the insurance funds for commercial banks and thrifts have been segregated into the Bank Insurance Fund (the “BIF”) and the SAIF. The FDIC is required to maintain the reserve levels of both the BIF and SAIF at 1.25% of insured deposits. If the reserve level of an insurance fund falls below 1.25% the FDIC is required by law to impose a premium of at least 23 basis points on all institutions whose accounts are insured by that fund until its ratio is restored above the 1.25% minimum. The BIF’s reserve ratio was 1.32% and the SAIF’s reserve ratio was 1.37% as of September 30, 2004.

As a result of the Bank’s assumption of deposits from a small commercial bank in August, 2003, a small amount of the Bank’s deposits (less than 1%) are insured by the BIF.

Commercial banks and thrifts are required to share in the payment of interest due on Financing Corporation (“FICO”) bonds used to provide liquidity to the savings and loan industry in the 1980s. Annual FICO assessments added to deposit insurance premiums equaled 1.54 basis points for the first semi-annual period of 2004 and 1.47 basis points for the second semi-annual period of 2004.

Deposit insurance may be terminated by the FDIC, after notice and a 30-day corrective period, if the FDIC finds that the Bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or condition imposed by the FDIC. The 30-day period may be eliminated by the FDIC with the approval of the OTS.

Congress has recently been considering legislation that would reform the deposit insurance system by, among other things, (i) increasing FDIC insurance coverage from $100,000 to $130,000 per account (with certain retirement accounts generally receiving increased coverage) and indexing future coverage to accommodate inflation, (ii) merging the BIF and the SAIF into a single new Deposit Insurance Fund, (iii) permitting the Fund’s required reserve ratio to float in a designated range, (iv) eliminating the current prohibition against assessing risk-based premiums on well-capitalized institutions with high supervisory ratings, thus permitting the FDIC to assess ongoing premiums for all institutions based on their risk profile, and allowing gradual increases in those premiums if the new Fund’s ratio falls below the lower end of the designated range, (v) providing dividends to institutions if the ratio exceeds the upper end of the range, and (vi) providing refunds or credits towards future assessments based on an institution’s earlier contributions to the BIF or the SAIF. The Bank expects that these proposals will be considered again during the next session of Congress. Because it remains unclear at this time whether, or in what form, any such legislation ultimately may be enacted, the Bank is unable to assess the potential effects on the Bank.

Regulatory Capital

The Bank is subject to:

•	a minimum tangible capital requirement;

•	a minimum core (or leverage) capital requirement; and

•	a minimum risk-based capital requirement.

Each of these requirements generally must be no less stringent than the capital standards for national banks. At September 30, 2004, the Bank’s tangible capital ratio was 6.09%, its core (or leverage) capital ratio was 6.09%, and its total risk-based capital ratio was 10.91%, compared to the minimum requirements of 1.50%, 4.00% and 8.00%, respectively.

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

Under OTS regulations, servicing assets can be included in core capital in an amount up to 100% of core capital. Non-mortgage servicing assets are subject to a sublimit of 25% of core capital. For these purposes, servicing assets are valued at the lesser of 90% of fair market value or 100% of the current unamortized book value. At September 30, 2004, the Bank had qualifying servicing assets with a carrying value of $140.7 million, which constituted 17.5% of core capital at that date.

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

Under OTS regulations, residential mortgage loans with negative amortization features that are initially assigned to the 50% risk-weighting may have to be reassigned to the 100% risk-weighting if, as a result of negative amortization, the loan-to-value ratios are no longer “commensurate” with the risk associated with the loans. The OTS has indicated its intent to conduct a more comprehensive assessment of negatively amortizing loans and may issue supervisory guidance on their capital treatment.

Capital also must be maintained against assets sold with recourse despite the fact that the assets are accounted for as having been sold. The current rules:

•	require that risk-based capital be held in an amount equal to the amount of residual interests (which include interest-only certificates and/or interest-only strips receivable (collectively “interest-only strips receivable”), spread accounts, cash collateral accounts, over-collateralization of receivables, retained subordinated interests and other similar forms of on-balance sheet assets that function as credit enhancements) that are retained on balance sheet following a securitization, net of any deferred tax liability (i.e., dollar-for-dollar), even if that amount exceeds the otherwise applicable capital requirement on the underlying loans;

•	require a deduction from Tier 1 capital equal to the amount of credit enhancing interest-only strips receivable that exceeds 25% of Tier 1 capital; and

•	apply a “ratings-based approach” that sets capital requirements for positions in securitizations according to their relative risk exposure.

For transactions entered into prior to January 1, 2002, previous capital rules regarding the treatment of residual interests applied until December 31, 2002; thereafter, the current rules apply.

At September 30, 2004, the Bank had credit enhancing interest-only strips receivable of $1.0 million, which constituted 0.1% of Tier 1 capital.

The Bank may use supplementary capital to satisfy the risk-based capital requirement up to an amount equal to its core capital. Supplementary capital includes cumulative perpetual preferred stock, qualifying non-perpetual preferred stock, qualifying subordinated debt, non-withdrawable accounts and pledged deposits, and allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. At September 30, 2004, the Bank had $37.8 million in its allowance for loan losses, all of which was includable as supplementary capital.

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

The Bank uses the second option for its 6 7/8% subordinated debentures due 2013 and must continue to use that option for any future issuances as long as the prior issuance remains outstanding. At September 30, 2004, the Bank had $175.0 million in maturing subordinated capital instruments, all of which was includable as supplementary capital. On December 2, 2003, the Bank issued $175.0 million of 2003 Debentures. The net proceeds of the offering, along with short-term borrowings, were used to redeem all of the 1993 Debentures and the 1996 Debentures. See “Deposits and Other Sources of Funds – Borrowings.”

All or a portion of the assets of each of the Bank’s subsidiaries are generally consolidated with the assets of the Bank for regulatory capital purposes unless all of the Bank’s investments in, and extensions of credit to, those subsidiaries are deducted from capital. The Bank’s investments in, and loans to, subsidiaries engaged in activities not permissible for a national bank are, with certain exceptions, deducted from capital under each of the three regulatory capital requirements. The Bank’s real estate development subsidiaries are its only subsidiaries engaged in activities not permissible for a national bank. At September 30, 2004, the Bank’s investments in, and loans to, these “non-includable subsidiaries” totaled approximately $1.1 million, of which $0.9 million constituted a deduction from tangible capital. The Bank has $0.2 million of valuation allowances maintained against its non-includable subsidiaries, which, pursuant to OTS guidelines, are available as a credit against the otherwise required deductions from capital.

OTS capital regulations also require a 100% deduction from total capital of all equity investments that are not permissible for national banks. At September 30, 2004, the Bank had one property with a book value of $2.4 million which was treated as an equity investment for regulatory capital purposes. Another property formerly treated as an equity investment with a book value of $21.9 million was sold on November 20, 2003.

OTS capital regulations provide a five-year holding period for real estate acquired in settlement of loans (“REO” or “real estate held for sale”) to qualify for an exception from treatment as an equity investment. The five-year period may be extended by the OTS. If an REO property is considered an equity investment, its then-current book value is deducted from total capital. Accordingly, if the Bank is unable to dispose of any REO property prior to the end of its applicable five-year holding period and is unable to obtain an extension of that five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from risk-based capital. In 2004, the Bank received from the OTS additional extensions through April 7, 2005, of the holding periods for certain of its REO properties acquired through foreclosure in fiscal years 1990 and 1995. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital.”

In June 2004, the Basel Committee on Banking Supervision published a revised risk-based capital framework designed to replace its 1988 risk-based capital accord, which forms the basis for the risk-based capital requirements of the OTS and the other U.S. federal financial institution regulators. Key components of what has become known as the Basel II framework include:

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

In August 2003, the OTS, along with the other federal banking regulators, issued an Advance Notice of Proposed Rulemaking setting forth a framework for adoption of Basel II. Under the notice, only the largest U.S. banks would be subject to the new accord, which could adversely affect the competitive position of smaller institutions like the Bank that are generally expected to continue to operate under a somewhat revised version of the existing capital requirements. U.S. banking regulators have announced plans to publish proposed rules relating to Basel II in mid-2005, with final rules expected to be adopted in the second quarter of 2006 and to become fully effective in January 2008. They have also indicated that possible changes to capital requirements for institutions like the Bank that will not be subject to the Basel II framework will be considered and implemented during the same general timeframe. The Bank is unable to predict whether, or in what form, any final changes will be adopted by the OTS or other U.S. regulators, or their possible impact on the Bank.

The Bank’s ability to maintain capital compliance depends on a number of factors, including, for example, changes in regulatory requirements, general economic conditions and the condition of local markets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital.” The OTS has the authority to require the Bank to maintain capital at levels above the minimum levels generally required, based on a variety of factors, including excessive exposure to interest rate risk, concentrations of credit risk, risks arising from non-traditional activities, and the Bank’s ability to manage those risks. However, the OTS has not imposed a higher requirement on the Bank.

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

An institution’s classification category can be downgraded if, after notice and an opportunity for a hearing, the OTS determined that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity. The Bank has not received notice from the OTS of any potential downgrade.

At September 30, 2004, the Bank’s leverage ratio of 6.09%, its tier 1 risk-based ratio of 8.61%, and its total risk-based capital ratio of 10.91% exceeded the minimum ratios established for “well-capitalized” institutions.

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

“Qualified thrift investments” consist of residential housing loans (including home equity loans and manufactured housing loans), mortgage-backed securities, FHLB and Fannie Mae stock, small business loans, credit card loans and educational loans. Portions of other assets can also be included, provided that the total does not exceed 20% of portfolio assets. Assets in this category include consumer loans (other than credit card and educational loans); 50% of residential housing loans originated and sold within 90 days; investments in real estate-oriented service corporations and 200% of mortgage loans for residences, churches, schools, nursing homes and small businesses in low- or moderate-income areas where credit demand exceeds supply. Intangible assets, including goodwill, are specifically excluded from qualified thrift investments.

The Bank had 91.4% of its assets invested in qualified thrift investments at September 30, 2004, and met the QTL test in each of the previous 12 months.

An institution that fails to meet the QTL test is subject to significant penalties. Immediately after failing the QTL test, the institution may not:

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

In October 2003, the Bank issued $125.0 million of its 8% Preferred Stock and used the proceeds to redeem all of the Bank’s then-outstanding 13% Preferred Stock on October 31, 2003. The OTS has conditioned the Bank’s recent payments of common stock dividends on the Bank’s maintaining its well-capitalized status and there can be no assurance that the OTS will not impose a similar condition on payment of dividends on the 8% Preferred Stock.

Dividends paid on the 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A, (the “REIT Preferred Stock”) issued by the Chevy Chase Preferred Capital Corporation (the “REIT Subsidiary”) are not considered “capital distributions” provided the Bank is classified as “well capitalized.” However, if the Bank were not classified as “well capitalized,” the entire amount of the REIT Subsidiary preferred dividends would be treated as a capital distribution. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital.”

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

The Bank is subject to other limitations on its ability to pay dividends. Under the indenture pursuant to which the Bank’s 2003 Debentures were issued, the Bank may not pay dividends on its stock unless, after giving effect to the dividend, no default or event of default has occurred and is continuing under the indenture and the Bank is in compliance with its regulatory capital requirements. In addition, the amount of the dividend (together with any other “restricted payments” under the indenture) may not exceed the sum of:

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital” and “Security Ownership of Certain Beneficial Owners and Management.”

The payment of any dividends on the Bank’s common stock and preferred stock will be determined by the Board of Directors based on the Bank’s liquidity, asset quality profile, capital adequacy and recent earnings history, as well as economic conditions and other factors that the Board of Directors determines are relevant, including applicable government regulations and policies. See “Deposits and Other Sources of Funds – Borrowings.”

Lending Limits. The Bank generally is prohibited from lending to one borrower and its related entities amounts in excess of 15% of unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% for loans fully secured by readily marketable collateral. The Bank’s regulatory lending limit was approximately $152.9 million at September 30, 2004, and no group relationships exceeded this limit at that date.

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

Of these fees, the semi-annual assessments are the most significant, totaling $1.9 million for the Bank for the 12 month period ending December 31, 2004.

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

The federal agencies regulating financial institutions possess broad enforcement authority over the institutions they regulate, including the authority to impose civil money penalties of up to $1 million per day for violation of laws and regulations.

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

In response to the September 11, 2001 terrorist attacks, on October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “USA Patriot Act”). Title III of the USA Patriot Act amends the Bank Secrecy Act and contains provisions designed to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities by, among other things, imposing new compliance obligations on savings associations, trust companies and securities broker-dealers. Several of these compliance obligations focus on transactions between U.S. financial institutions and non-U.S. banks, entities and individuals, and therefore will not have a significant impact on the Bank’s operations. However, other anti-money laundering and related compliance obligations impact the Bank more directly, and regulatory scrutiny and enforcement of these obligations has increased significantly. The Bank has taken steps to enhance its anti-money laundering policies and procedures following enactment of the USA Patriot Act and continues to monitor developments regarding implementation of the Act and evolving regulatory policies and to make further adjustments to those policies and procedures as appropriate.

Federal Reserve System

The Federal Reserve Board requires the Bank to maintain reserves against its transaction accounts and certain non-personal deposit accounts. Because reserves generally must be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirement is to decrease the Bank’s earnings.

Prior to November 25, 2003, the first $6.0 million of the Bank’s transaction accounts were subject to a 0% reserve requirement. The next $36.1 million in net transaction accounts were subject to a 3% reserve requirement and any net transaction accounts over $42.1 million were subject to a 10% reserve requirement. Effective November 25, 2003, the FRB increased the amount of transaction accounts subject to a 0% reserve requirement from $6.0 million to $6.6 million and increased the “low reserve tranche” from $36.1 million to $38.8 million, which brings the net transaction amount that was subject to the 10% reserve requirement to amounts over $45.4 million. For net transaction accounts in 2005, the first $7.0 million will be exempt from reserve requirements. A 3% reserve ratio will be applied to net transaction accounts over $7.0 million up to and including $47.6 million. A 10% reserve ratio will be applied to net transaction accounts in excess of $47.6 million. The Bank met its reserve requirements for each period during the year ended September 30, 2004.

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

The Bank is committed to fulfilling its CRA obligation by providing access to a full range of credit-related products and services to all segments of its community. Based on the last OTS examination covering the period from January 2000 through December 2002, the Bank received an “outstanding” CRA rating. The Bank anticipates that its next CRA examination will take place in the first half of 2005.

Other Aspects of Federal Law

The Bank is also subject to federal statutory provisions covering matters such as security procedures, currency transactions reporting, insider and affiliated party transactions, management interlocks, truth-in-lending, electronic funds transfers, funds availability, equal credit opportunity and privacy of consumer information.

Holding Company Regulation

The Trust, the Saul Company, Chevy Chase Property Company, and Westminster Investing Corporation (collectively, the “Holding Companies”) are registered as “savings and loan holding companies” because of their direct or indirect ownership interests in the Bank, and are subject to regulation, examination and supervision by the OTS. The Bank is prohibited from making or guaranteeing loans or advances to or for the benefit of the Holding Companies or other affiliates engaged in activities beyond those permissible for bank holding companies and from investing in the securities of the Holding Companies or other affiliates. Transactions between the Bank and the Holding Companies must be on terms substantially the same, or at least as favorable to the Bank, as those that would be available to non-affiliates.

Recent revisions to OTS guidelines for holding company supervision suggest a more active role for the OTS in the direct regulation of thrift holding companies such as the Holding Companies. The current guidelines place a greater emphasis on reviewing the adequacy of the Holding Companies’ capital, their level of debt, and their ability to fund outstanding debt obligations, and suggest that particular scrutiny will be given to holding companies that, like the Holding Companies, are engaged in real estate activities.

The Holding Companies must obtain OTS approval before acquiring any federally insured savings institution or any savings and loan holding company. The status of the Holding Companies as “unitary thrift holding companies” and the activities in which the Holding Companies may engage have been grandfathered under the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”). As grandfathered unitary thrift holding companies, the Holding Companies are virtually unrestricted in the types of business activities in which they may engage provided the Bank continues to meet the QTL test. See “Qualified Thrift Lender Test.” The GLB Act prohibits the sale of grandfathered unitary thrift holding companies such as the Holding Companies (together with their thrift subsidiaries) or their thrift subsidiaries alone to commercial companies. Corporate reorganizations are expressly permitted.

If the Holding Companies were to acquire one or more federally insured institutions and operate them as separate subsidiaries rather than merging them into the Bank, the Holding Companies would become “multiple” savings and loan holding companies. As multiple savings and loan holding companies, the Holding Companies would be subject to limitations on the types of business activities in which they would be permitted to engage, unless the additional thrifts were troubled institutions acquired pursuant to certain emergency acquisition provisions and all subsidiary thrifts met the QTL test. The Holding Companies may acquire and operate additional savings institution subsidiaries outside of Maryland and Virginia only if the laws of the target institution’s state specifically permit those acquisitions or if the acquisitions are made pursuant to emergency acquisition provisions.

The Trust and the Saul Company entered into an agreement with OTS’s predecessor, the Federal Savings and Loan Insurance Corporation, to maintain the Bank’s regulatory capital at the required levels, and, if necessary, to infuse additional capital to enable the Bank to meet those requirements. Since the execution of this agreement, the OTS has changed its policy and no longer requires such agreements from companies acquiring thrift institutions. In addition, the regulatory capital requirements applicable to the Bank have changed significantly as a result of FIRREA. The OTS had stated that capital maintenance agreements entered into prior to the modification of OTS policy and the enactment of FIRREA were not affected by those changes. The Trust and the Saul Company have not sought to modify the existing agreement. To the extent the Bank is unable to meet regulatory capital requirements in the future, the OTS could seek to enforce the obligations of the Trust and the Saul Company under the agreement.

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

If the Holding Companies refused to provide the guarantee, the Bank would be subject to the more restrictive supervisory actions applicable to “significantly undercapitalized” institutions. See “Regulation – Prompt Corrective Action.”

Adoption of New Accounting Standard

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 is an Interpretation of Accounting Research Bulletin No. 51 and addresses consolidation by business enterprises of variable interest entities (“VIEs”). FIN 46 is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of FIN 46 to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests in another enterprise is considered the primary beneficiary of that enterprise and, therefore, should consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures. The Bank is the primary beneficiary of one VIE, which holds the ground lease under the Bank’s executive offices. The Bank adopted FIN 46 effective July 1, 2003 and, as a result, recorded a gain of $0.9 million as a cumulative effect of a change in accounting principle, net of tax. In addition, upon adoption, the Bank recorded $31.4 million each in property and equipment and minority interest related to the ground lease. See Note 33.

Market Area

The Bank’s principal deposit and lending markets are located in the Washington, DC metropolitan area. Service industries and federal, state and local governments employ a significant portion of the Washington, DC area labor force, while a substantial number of the nation’s 500 largest corporations have some presence in the area. The Washington, DC area’s seasonally unadjusted unemployment rate is generally below the national rate and was 3.1% in September 2004, compared to the national rate of 5.4%.

Chevy Chase historically has relied on retail deposits originated in its branch network as its primary funding source. See “Deposits and Other Sources of Funds.” Chevy Chase’s principal market for deposits consists of Montgomery and Prince George’s Counties in Maryland and Fairfax County in Virginia. Approximately 4.7% of the Bank’s deposits at September 30, 2004 were obtained from depositors residing outside of Maryland, Virginia and the District of Columbia. Chevy Chase had the largest market share of deposits in Montgomery County, ranked third in market share of deposits in Prince George’s County and ranked eighth in market share in Fairfax County at June 30, 2004, according to the most recently published industry statistics. The per capita incomes of Montgomery and Fairfax Counties rank among the highest of counties and equivalent jurisdictions nationally. These two counties are also the Washington, DC area’s largest suburban employment centers, with a substantial portion of their labor force consisting of federal, state and local government employees. Private employment is concentrated in service and retail trade centers. The unemployment rate in each of Montgomery, Prince George’s and Fairfax Counties in September 2004 was 2.2%, 4.3% and 1.8%, respectively, each of which was below the national rate of 5.4%. The individual state rates were 3.9% for Maryland and 3.3% for Virginia for the same month.

The Bank historically has concentrated its lending activities in the Washington, DC metropolitan area. In recent years, the Bank has expanded its lending activities outside the Washington, DC metropolitan area. See “Lending Activities.”

Investment and Other Securities

The Bank is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operations. See “Regulation – Liquidity Requirements.” To meet this requirement, the Bank maintains a portfolio of cash, federal funds, treasury securities and other readily marketable fixed-income securities. Management’s objective is to maintain liquidity at a level sufficient to assure adequate funds to meet expected and unexpected balance sheet fluctuations.

The Bank classifies its U.S. Government securities and mortgage-backed securities as either “held-to-maturity,” “available-for-sale” or “trading” at the time such securities are acquired. All U.S. Government securities and mortgage-backed securities were classified as held-to-maturity at September 30, 2004 and 2003.

As part of its mortgage banking activities, the Bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Gains and losses on sales of trading securities are determined using the specific identification method. There were no mortgage-backed securities classified as trading securities at September 30, 2004 and 2003.

Lending and Leasing Activities

Loan Portfolio Composition. At September 30, 2004, the Bank’s loan portfolio totaled $10.5 billion, which represented 79.2% of its total assets. All references in this report to the Bank’s loan portfolio refer to loans, whether they are held for sale and/or securitization or for investment, and exclude mortgage-backed securities. Loans collateralized by single-family residences constituted 85.1% of the loan portfolio and 66.9% of total assets at that date. The following table sets forth information concerning the Bank’s loan portfolio, net of unfunded commitments, for the periods indicated.

Loan Portfolio

(Dollars in thousands)

	September 30,
	2004		2003		2002		2001		2000
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Single family residential (1)	$7,166,935	68.6%	$5,761,993	64.7%	$4,545,519	59.0%	$4,519,269	60.9%	$4,870,474	62.9%
Home equity (1)(2)	1,721,999	16.5	1,336,776	15.0	1,090,325	14.1	646,390	8.7	427,399	5.5
Real estate construction and ground (2)	223,447	2.1	234,356	2.6	260,199	3.4	267,303	3.6	296,705	3.8
Commercial (2)	920,178	8.8	888,847	10.0	803,168	10.4	769,443	10.4	596,384	7.7
Automobile loans (1)	300,516	2.9	589,024	6.6	855,735	11.0	1,021,523	13.9	1,393,487	18.0
Other	108,690	1.1	104,041	1.1	160,800	2.1	183,453	2.5	161,968	2.1

	10,441,765	100.0%	8,915,037	100.0%	7,715,746	100.0%	7,407,381	100.0%	7,746,417	100.0%

Unearned premiums and discounts	894		1,428		1,690		2,445		3,814
Net deferred loan origination costs	116,124		80,320		57,627		40,554		34,833
Allowance for loan losses	(37,750)		(58,397)		(66,079)		(57,018)		(52,518)

	79,268		23,351		(6,762)		(14,019)		(13,871)

Total loans receivable	$10,521,033		$8,938,388		$7,708,984		$7,393,362		$7,732,546

(1)	Includes loans held for securitization and/or sale, if any.

(2)	Net of undisbursed portion of loans.

The Bank adjusts the composition of its loan portfolio in response to a variety of factors, including regulatory requirements and asset and liability management objectives. See “Regulation – Regulatory Capital,” “Qualified Thrift Lender Test” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Asset and Liability Management.”

Contractual Principal Repayments of Loans. The following table shows the scheduled contractual principal repayments of the Bank’s loans at September 30, 2004. The entire balance of loans held for securitization and/or sale is shown in the year ending September 30, 2005, because such loans are expected to be sold in less than one year.

Contractual Principal Repayments

(In thousands)

	Principal Balance Outstanding at September 30, 2004(1)
		Approximate Principal Repayments Due in Years Ending September 30,
		2005	2006	2007	2008-2009	2010-2014	2015-2019	2020 and Thereafter
Single family residential	$5,232,551	$38,742	$43,895	$47,811	$125,399	$480,002	$621,786	$3,874,916
Home equity	1,721,605	14,431	14,828	15,264	35,461	143,511	128,062	1,370,048
Real estate construction and ground	223,447	205,274	9,518	8,403	252	—	—	—
Commercial	920,178	693,599	19,682	12,209	36,981	72,673	85,034	—
Automobile loans	300,516	128,316	88,632	59,294	24,274	—	—	—
Other	108,690	11,566	12,288	8,832	33,969	33,241	6,536	2,258
Loans held for securitization and/or sale	1,934,778	1,934,778	—	—	—	—	—	—

Total loans receivable(2)	$10,441,765	$3,026,706	$188,843	$151,813	$256,336	$729,427	$841,418	$5,247,222

Fixed-rate loans	$1,630,150	$564,849	$148,741	$109,781	$139,870	$230,579	$240,199	$196,131
Adjustable-rate loans	6,876,837	527,079	40,102	42,032	116,466	498,848	601,219	5,051,091
Loans held for securitization and/or sale	1,934,778	1,934,778	—	—	—	—	—	—

Total loans receivable(2)	$10,441,765	$3,026,706	$188,843	$151,813	$256,336	$729,427	$841,418	$5,247,222

(1)	Of the total amount of loans outstanding at September 30, 2004, which were due after one year, an aggregate principal balance of approximately $1.1 billion had fixed interest rates and an aggregate principal balance of approximately $6.3 billion had adjustable interest rates.

(2)	Before deduction of allowance for loan losses, unearned premiums and discounts and deferred loan origination fees (costs).

Actual payments may not reflect scheduled contractual principal repayments due to the effect of loan refinancings, prepayments and enforcement of due-on-sale clauses. Although the Bank’s single-family residential loans historically have had stated maturities of generally 30 years, those loans normally have remained outstanding for substantially shorter periods because of these factors. Due-on-sale clauses give the Bank the right to declare a “conventional loan” — one that is neither insured by the Federal Housing Administration nor partially guaranteed by the Veterans’ Administration — immediately due and payable in the event, among other things, that the borrower sells the property securing the loan without the consent of the Bank. At September 30, 2004, excluding loans held for securitization and/or sale, aggregate principal repayments of $1.1 billion against all loans are contractually due within the next year. Of this amount, $564.8 million is due on fixed-rate loans and $527.1 million is due on adjustable-rate loans.

Origination, Purchase and Sale of Real Estate Loans. The Bank has general authority to make loans secured by real estate located throughout the United States. The following table shows changes in the composition of the Bank’s real estate loan portfolio and the net change in mortgage-backed securities.

(In thousands)

	For the Year Ended September 30,
	2004	2003	2002
Real estate loan originations and purchases:
Single family residential	$9,137,785	$9,009,575	$5,036,548
Home equity (1)	1,165,108	1,032,924	902,845
Commercial real estate and multifamily	20,400	1,231	—
Real estate construction and ground (1)	253,078	274,856	259,858

Total originations and purchases	10,576,371	10,318,586	6,199,251

Principal repayments	(2,211,833)	(2,767,214)	(2,512,055)
Sales	(5,795,564)	(3,753,682)	(2,043,630)
Loans transferred to real estate acquired in settlement of loans	(3,377)	(3,019)	(4,174)

	(8,010,774)	(6,523,915)	(4,559,859)

Transfers to mortgage-backed securities (2)	(767,226)	(2,358,732)	(1,186,436)

Increase in real estate loans	$1,798,371	$1,435,939	$452,956

(1)	Net of undisbursed portion of loans.

(2)	Represents real estate loans which were pooled and exchanged for mortgage-backed securities.

Single-Family Residential Real Estate Lending (Excluding Home Equity Lending). The Bank originates a variety of loans secured by single-family residences. At September 30, 2004, $8.9 billion, or 85.1%, of the Bank’s loan portfolio consisted of loans secured by first or second mortgages on such properties, as compared to $7.1 billion, or 79.7%, at September 30, 2003. Of these amounts, $9.4 million and $44.4 million consisted of FHA-insured or VA-guaranteed loans at September 30, 2004 and 2003, respectively. At September 30, 2004 and 2003, the Bank had $2.0 billion and $1.4 billion, respectively, of single-family residential loans held for securitization and/or sale to investors. Approximately 31.4% of the principal balance of the Bank’s single-family residential real estate loans at September 30, 2004 were secured by properties located in California.

The Bank originates VA, FHA and a wide variety of conventional residential mortgage loans through its wholly owned mortgage banking subsidiary, B.F. Saul Mortgage Company, and through Chevy Chase Mortgage, a division of the Bank. The Bank currently offers fixed-rate loans with maturities of 10 to 30 years and adjustable-rate residential mortgage loans principally with maturities of 30 years.

Most of the Bank’s single-family residential mortgage loans are originated by third parties. The Bank determines the specific loan products and rates under which the third party originates the loan, and subjects the loan to the Bank’s underwriting criteria and review. During the year ended September 30, 2004, approximately $7.4 billion of loans settled under this program.

Interest rates on the majority of the Bank’s ARMs are adjusted based on changes in either (a) yields on U.S. Treasury securities or (b) the London Interbank Offered Rate (“LIBOR”) of varying maturities. The interest rate adjustment provisions of the Bank’s ARMs may contain limitations on the frequency and/or maximum amount of interest rate adjustments. These limitations are determined by a variety of factors, including mortgage loan competition in the Bank’s markets.

The Bank has significantly expanded its origination of residential ARMs with interest rates that adjust monthly, semi-annually and annually, some of which provide a borrower with a below-market introductory interest rate and a variety of monthly payment options.

Certain of these loans have a payment option that could result in interest being added to the principal of the loan, or “negative amortization.” During fiscal years 2004 and 2003, the Bank originated $6.7 billion and $3.9 billion, respectively, of these ARMs, of which $4.1 billion and $2.4 billion, respectively, contained terms that permit negative amortization. At September 30, 2004, loans with this negative amortization option totaled $3.5 billion, which includes approximately $0.7 million of outstanding principal in excess of the original principal balance of those loans. Each loan contains terms which limit the amount of negative amortization to a percentage of the original loan amount. The Bank monitors the risks associated with these ARM products, and has established terms for loans it originates (including caps on the amount of negative amortization) designed to minimize credit risk without adversely affecting the Bank’s competitive position. Increased emphasis on these ARM products is a key part of management’s efforts to focus on originating mortgage loans with interest rates that adjust more frequently in order to reduce the Bank’s interest-rate risk in the event market interest rates continue to rise from their current market levels. At September 30, 2004, 95.8% of the Bank’s single-family residential loans were comprised of ARMs and 65.0% of the Bank’s single-family residential loans were comprised of ARMs that have interest rates which adjust annually or more frequently.

Loan securitizations and/or sales provide the Bank with liquidity and additional funds for lending, enabling the Bank to increase the volume of loans originated and thereby increase loan interest and fee income as well as gains on sales of loans. In fiscal year 2004, sales of mortgage loans originated or purchased for securitization and/or sale totaled $6.5 billion compared to $6.0 billion during fiscal year 2003. The marketability of loans, loan participations and mortgage-backed securities depends on purchasers’ investment limitations, general market and competitive conditions, mortgage loan demand and other factors.

The Bank’s conforming fixed-rate, single-family loans are originated on terms which conform to Federal Home Loan Mortgage Corporation, Federal National Mortgage Association or Government National Mortgage Association guidelines in order to facilitate the securitization and/or sale of those loans. In order to manage its exposure to interest rate risk, the Bank hedges its held for sale mortgage loan pipeline by entering into whole loan and mortgage-backed security forward sale commitments. Sales of residential mortgage loans are generally made without recourse to the Bank.

From time to time, as part of its capital and liquidity management plans, the Bank may consider “swapping” loans held in its portfolio for lower risk-weighted mortgage-backed securities and retaining those securities in its portfolio rather than selling them. During fiscal years 2004 and 2003, the Bank exchanged $108.6 million and $88.5 million, respectively, of single-family residential loans held in its portfolio for mortgage-backed securities, which the Bank retained for its own portfolio. The Bank did not exchange any of the loans held in its portfolio for mortgage-backed securities during fiscal year 2002.

When the Bank sells a residential loan or loan participation and retains servicing, or purchases mortgage servicing assets from third parties, it collects and remits loan payments, makes certain insurance and tax payments on behalf of borrowers and otherwise services the loans. The servicing fee generally ranges from 0.25% to 0.50% per year of the outstanding loan principal amount. The Bank also typically derives income from temporary investment for its own account of loan collections pending remittance to the participation or loan purchaser. At September 30, 2004 and 2003, the Bank was servicing residential loans totaling $11.3 billion and $8.0 billion, respectively, for other investors. See “Loan Servicing.”

Sales of Mortgage-Backed Securities. The Bank originates and sells mortgage-backed securities pursuant to its normal mortgage banking operations. The securities are generally sold in the same month as they are issued. The securities are formed from conforming mortgage loans originated for sale or from conforming mortgage loans resulting from the borrower’s election to convert from an adjustable-rate loan to a fixed-rate loan. Mortgage-backed securities held for sale in conjunction with mortgage banking activities are classified as trading securities. During the years ended September 30, 2004 and 2003, the Bank originated and sold $668.5 million and $2.3 billion, respectively, of mortgage-backed securities and recognized gains of $7.6 million and $37.8 million, respectively. As a result of the sale of trading securities in the month such securities are formed, the Consolidated Statements of Cash Flows in this report reflect significant proceeds from the sales of trading securities, even though there are no balances of such securities at September 30, 2004.

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

From time to time, the Bank may purchase home equity and credit line loans from other lenders as a way to supplement its direct origination of these loans. During fiscal years 2004 and 2003, the Bank made no such purchases.

From time to time, the Bank securitizes and sells home equity credit line receivables to enhance liquidity and to maintain compliance with regulatory capital requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.” The Bank transferred $3.9 million and $11.5 million of home equity credit line receivables in existing trusts to investors and recognized gains of $0.2 million and $0.5 million during the years ended September 30, 2004 and 2003, respectively.

Commercial Real Estate and Real Estate Construction Lending. Commercial real estate, real estate construction and ground loans are originated directly by the Bank. Aggregate balances of residential and commercial construction, ground and commercial real estate and multifamily were $262.0 million and $253.8 million at September 30, 2004 and 2003, respectively. The Bank provides financing, at market rates, to certain purchasers of its real estate owned. Additionally, the Bank finances the construction of residential real estate, principally single-family detached homes and townhouses, but generally only when a home is under contract for sale by the builder to a consumer. Loan concentrations among types of real estate are reviewed and approved by the Bank’s Credit Risk Management Committee.

Commercial Lending. The Bank makes loans to business entities for a variety of purposes, including working capital and acquisitions of real estate, machinery and equipment or other assets. A wide variety of products are offered, including revolving lines of credit, term loans, cash management services and other deposit and investment products. Concentrations among industries and structure types, such as syndications, are reviewed and approved by the Bank’s Credit Risk Management Committee.

Business development efforts of the Bank’s Commercial Banking Group have been concentrated in the major industry groups in the metropolitan Washington, DC and Baltimore areas, as well as a broad base of businesses and community service organizations. In addition, management believes that the ability to offer a broader variety of investment products and fiduciary services to institutional customers through the Bank’s subsidiaries, ASB Capital Management, Inc. and Chevy Chase Trust Company, will continue to enhance the operations of the Commercial Banking Group. Commercial loans increased $31.3 million (or 3.5%) during fiscal year 2004 to $920.2 million at September 30, 2004 from $888.8 million at September 30, 2003.

At September 30, 2004, the Bank held $168.2 million (18.3% of total commercial loans) of participations or syndications in commercial loans originated by other financial institutions, a decrease from $186.9 million (21.0% of total commercial loans) at September 30, 2003.

Federal laws and regulations limit the Bank’s commercial loan portfolio to 20% of assets, with at least 10% consisting of small business loans. At September 30, 2004, the Bank complied with this limit.

Other Consumer Lending Activities. Effective March 2003, the Bank stopped originating indirect automobile loans. The Bank continues its collection efforts on the existing portfolio, and continues to serve its customers by making direct prime automobile loans. In addition to the types of loans described above, Chevy Chase currently offers a variety of other consumer loans, including overdraft lines of credit and other unsecured loans for traditional consumer purchases and needs. The Bank does not offer its own credit card loans, but has an agreement with another financial institution pursuant to which that institution issues credit cards in the Bank’s name to the Bank’s local customers. The Bank’s portfolios of prime automobile loans, home improvement and related loans and overdraft lines of credit and other consumer loans totaled $271.7 million, $34.2 million and $36.0 million, respectively, at September 30, 2004, which accounted for a combined 3.3% of total loans at that date.

The Bank stopped originating subprime automobile loans in November 2000. The Bank’s subprime automobile lending portfolio, which totaled $28.8 million at September 30, 2004, represents 3.6% of its Tier 1 capital. The Bank continues its collection efforts on the remaining portfolio.

Federal laws and regulations limit the Bank’s secured and unsecured consumer loans to 35% of its total assets. Home improvement, secured deposit account and educational loans are not included in the 35% limit. At September 30, 2004, the Bank complied with this limit.

Automobile Leasing. Effective March 2003, the Bank also stopped originating indirect automobile leases. The Bank continues its collection efforts on the existing portfolio. At September 30, 2004 and 2003, the Bank’s portfolio of automobiles subject to lease totaled $435.3 million and $855.4 million, respectively. In addition to credit risk associated with a lessee’s possible default under the lease, the Bank is exposed to the risk that the value of the vehicle at maturity of the lease may be less than the future residual value as estimated by the Bank at the inception of the lease. To reduce that risk, the Bank (a) purchased insurance in the full amount of the estimated residual value to protect the Bank against possible future decreases in residual values, and (b) used estimates of residual value that did not exceed published industry estimates unless that excess was also insured. Although the Bank insured residual values, limitations in the insurance policy, and other factors, have resulted and may continue to result in losses at lease maturity that may not be fully covered by that insurance.

Real Estate Loan Underwriting. In the loan approval process, Chevy Chase assesses both the borrower’s ability to repay the loan and the adequacy of the proposed security. The Board of Directors has delegated credit approval authority to the Officers Loan Committee, Executive Loan Committee and certain senior officers. Generally, all construction and commercial real estate loans originated by the Bank’s commercial lending group are reviewed and approved by either the Officers Loan Committee or the Executive

Loan Committee, or both, depending on the size of the loan. Any significant loan not conforming to the Bank’s approved policies must be approved by the Executive Loan Committee or the Chief Executive Officer. All credit exposures in excess of $30 million are presented to the Board of Directors for final approval.

The approval process for all types of real estate loans includes appraisals or evaluations of the properties securing the loans and a review of all applicants’ and guarantors’ financial information and credit and payment history.

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

The Bank generally makes residential mortgage loans in amounts up to 95% of the appraised value of owner-occupied single-family homes. In some circumstances, the Bank originates a first and second residential mortgage loan simultaneously, provided that the aggregate loan amount does not exceed 95% of the appraised value of the residential property. The Bank generally also lends up to 95% of the lesser of the acquisition cost or the appraised value of the completed project to finance the construction of homes. The loan-to-value (“LTV”) ratio generally applied by the Bank to commercial real estate loans and multifamily residential loans has been 80% of the appraised value of the completed project. Currently, the Bank offers home equity loans and credit line loans up to 100% maximum LTV ratio. However, the Bank plans to insure all newly originated home equity loans and credit lines with an LTV ratio equal to or greater than 90%.

LTV ratios are determined at the time a loan is originated. Consequently, subsequent declines in the value of a loan’s collateral or increases in the balance of the loan, or both, could expose the Bank to losses. Loans with LTV ratios which exceed the established supervisory LTV limits, without mortgage insurance, may not exceed 100 percent of the Bank’s total risk-based capital.

OTS regulations require institutions to adopt internal real estate lending policies, including LTV limitations conforming to specific guidelines established by the OTS. The Bank’s current lending policies conform to these regulations.

On all loans secured by real estate, other than home improvement and related loans and certain home equity credit line loans, Chevy Chase requires title insurance policies protecting the priority of the Bank’s liens. The Bank requires fire and casualty insurance for permanent loans, including home equity credit line loans, and fire, casualty and builders’ risk insurance for construction loans. The borrower selects the insurance carrier, subject to Chevy Chase’s approval. Generally, for any residential first mortgage loan in an amount exceeding 80% of the value of the security property, Chevy Chase requires mortgage insurance from an unaffiliated mortgage insurance company. The majority of the Bank’s mortgage insurance is currently placed with four carriers.

Substantially all fixed-rate mortgage loans originated by the Bank contain a due-on-sale clause which provides that the Bank may declare a loan immediately due and payable in the event, among other things, that the borrower sells the property securing the loan without the consent of the Bank. The Bank’s ARMs generally are assumable, subject to certain conditions.

Commercial Loan Underwriting. All commercial loan applications are underwritten and approved under authorities granted to specified committees and individuals as outlined in the Bank’s credit policies. All credit exposures in excess of $30 million are presented to the Board of Directors for final approval. The scope and depth of the underwriting for a particular request are generally dictated by the size and complexity of the proposed transaction. Generally, commercial loans for amounts greater than $100,000 are assigned a risk rating at inception, based on a risk-rating system established in the Bank’s credit policies.

Subsequent to origination, all commercial loans with credit exposures of $1 million or more are reviewed at least annually. Changes in the credit quality of the loans are noted and the risk ratings are modified as appropriate.

Other Consumer Loan and Lease Underwriting. Other consumer loans, which include direct automobile loans, home improvement and related loans and overdraft lines of credit are originated or purchased by the Bank after a review in accordance with established underwriting procedures.

The underwriting procedures are designed to provide a basis for assessing the borrower’s ability and willingness to repay the loan. In conducting this assessment, the Bank considers the borrower’s ratio of debt to income, various credit scoring models and an evaluation of the borrower’s credit history through a review of a credit report compiled by a recognized consumer credit reporting bureau. The borrower’s equity in the collateral and the terms of the loan are also considered. The Bank’s guidelines are intended only to provide a basis for lending decisions, and exceptions to the guidelines may, within certain limits, be made based upon the credit judgment of the Bank’s lending officer. The Bank periodically conducts audits to ensure compliance with its established underwriting policies and procedures.

The Bank purchased residual value insurance on vehicles subject to lease to reduce the risk that the vehicle’s value at maturity of the lease may be less than the estimated future residual value at the inception of the lease. The Bank periodically conducts audits of its vehicle lease files to ensure compliance with the requirements of the residual value insurance policies.

Loan Originations, Securitizations and Sales – Retained Interest and Servicing Assets. In connection with its loan origination, securitization and sale activities, the Bank generally retains various interests in the sold loans, including servicing assets, interest only certificates, and interest-only strips receivable. From time to time, the Bank may also purchase servicing assets related to loans originated by third parties. The Bank records these interests as assets on its financial statements. In some cases, the Bank determines the carrying value of the asset based on expected future cash flows to be received by the Bank from the underlying asset. Some of these cash flows are payable to the Bank before the claims of others, while other cash flows are subordinated to the claims of others. The tables below summarize the carrying value of these assets at September 30, 2004 and 2003.

	September 30, 2004
	Not Subordinated	Subordinated	Total
	(In thousands)
Servicing assets	$147,856	$—	$147,856
Interest-only certificates	184,305	—	184,305
Interest-only strips receivable	102,495	1,040	103,535
Overcollateralization of loans	—	1,519	1,519
Reserve accounts	6,726	12,257	18,983

Total	$441,382	$14,816	$456,198

	September 30, 2003
	Not Subordinated	Subordinated	Total
	(In thousands)
Servicing assets	$96,268	$—	$96,268
Interest-only certificates	27,465	—	27,465
Interest-only strips receivable	104,299	8,017	112,316
Overcollateralization of loans	—	4,678	4,678
Reserve accounts	—	19,034	19,034

Total	$228,032	$31,729	$259,761

Loan Servicing. The Bank’s investment in servicing assets is periodically evaluated for impairment. The Bank stratifies its servicing assets for purposes of evaluating impairment by taking into consideration relevant risk characteristics, including loan type and note rate. The Bank evaluates its servicing assets for impairment based on fair value. To measure the fair value of its servicing assets, the Bank uses either third party market prices or discounted cash flow analyses using market-based assumptions for servicing fee income, servicing costs, prepayment rates and discount rates.

If actual prepayment or default rates significantly exceed the estimates used to calculate the carrying values of the servicing assets, the actual amount of future cash flow could be less than the expected amount and the value of the servicing assets, as well as the Bank’s earnings, could be negatively impacted. No assurance can be given that underlying loans will not experience significant increases in prepayment or default rates or that the Bank may not have to write down the value of its servicing assets. See Note 1 and Note 7 to the Consolidated Financial Statements in this report.

The Bank receives income through servicing of loans and fees in connection with loan origination, loan modification, late payments, prepayments, changes of property ownership and miscellaneous services related to its loans. Servicing income, earned on (a) single-family residential mortgage loans owned by third parties and (b) the Bank’s securitization and servicing of home equity, automobile and home loan receivables portfolios, is a source of substantial earnings for the Bank. Income from these activities varies with the volume and type of loans originated and sold.

The following table sets forth certain information relating to the Bank’s servicing portfolio and servicing income as of or for the years indicated.

	As of or for the Year Ended September 30,
	2004	2003	2002
	(In thousands)
Residential	$11,319,875	$8,025,206	$6,918,984
Home equity	10,815	38,675	86,279
Automobile	150,957	393,333	803,852
Home improvement loans	—	18,363	35,410

Total amount of loans serviced for others (1)	$11,481,647	$8,475,577	$7,844,525

Servicing and securitization income	$201,139	$103,422	$84,160

(1)	The carrying value of the Bank’s servicing assets and interest-only strips receivable at September 30, 2004, 2003 and 2002 was $435.7 million, $236.0 million and $149.7 million, respectively.

The Bank’s level of servicing and securitization income varies based in large part on the amount of the Bank’s securitization activities with respect to these loan types. As the Bank securitizes and sells assets, acquires servicing assets either through origination or purchase, or sells mortgage loans and retains the servicing rights on those loans, the level of servicing and securitization income generally increases. During fiscal year 2004, the Bank securitized and sold $4.9 billion of loan receivables through new securitization trusts compared to $2.6 billion during fiscal year 2003.

Interest-Only Strips Receivable. Interest-only strips receivable are carried at fair value. The Bank estimates fair value by computing the present value of estimated future cash flows to be generated by the underlying loans. The carrying value is adjusted and the adjustment is recognized as a gain or loss in the statement of operations in the period the change occurs. The present value is computed based on management’s estimates of loan prepayments, default rates and the discount rate.

If actual prepayments or default rates significantly exceed the estimates used to calculate the values of the interest-only strips receivable, the actual future cash flow could be less than expected and the value of the interest-only strips receivable, as well as the Bank’s earnings, could decline. No assurance can be given that underlying loans will not experience significant increases in prepayments or default rates or that the Bank may not have to write down the interest-only strips receivable value. See Note 3 and Note 17 to the Consolidated Financial Statements in this report.

Overcollateralization of Loans and Reserve Accounts. Overcollateralization of loans and reserve accounts represent assets of the Bank which have been pledged to certain securitization trusts and which are subordinated to the interests of the investors in those trusts. The Bank carries these assets at their estimated fair value, which is equal to the net present value of the future cash flows expected to be received from these assets.

Delinquencies, Foreclosures and Allowances for Losses

Delinquencies and Foreclosures. When a borrower fails to make a required payment on a mortgage loan, the loan is considered delinquent and, after expiration of the applicable cure period, the borrower is charged a late fee. The Bank follows practices customary in the banking industry in attempting to cure delinquencies and in pursuing remedies upon default. Generally, if the borrower does not cure the delinquency within 90 days, the Bank initiates foreclosure action. If the loan is not reinstated, paid in full or refinanced, the security property is sold. In some instances, the Bank may be the purchaser. Thereafter, the acquired property is treated as real estate acquired in settlement of loans until it is sold. Deficiency judgments generally may be enforced against borrowers in Maryland, Virginia and the District of Columbia, but may not be available or may be subject to limitation in other jurisdictions in which loans are originated by the Bank.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Asset Quality – Delinquent Loans” for a discussion of the Bank’s delinquent loan portfolio at September 30, 2004.

Allowance for Losses. The allowance for loan losses represents management’s estimate of credit losses inherent in the Bank’s loan portfolios as of the balance sheet date. The Bank’s methodology for assessing the appropriate level of the allowance consists of several key elements, which include the allocated allowance, specific allowances for identified loans and the unallocated allowance. Management reviews the adequacy of the valuation allowances on loans using a variety of measures and tools including historical loss performance, delinquent status, current economic conditions, internal risk ratings and current underwriting policies and procedures.

The allocated allowance is assessed on both homogeneous and non-homogeneous loan portfolios. The range is calculated by applying loss and delinquency factors to the outstanding loan balances of these portfolios. Loss factors are based on analyses of the historical performance of each loan category and an assessment of portfolio trends and conditions, as well as specific risk factors impacting the loan portfolios. Each homogeneous portfolio, such as single-family residential loans or automobile loans, is evaluated collectively.

Non-homogeneous type loans, such as commercial loans and non-residential real estate loans, are analyzed and segregated by risk according to the Bank’s internal risk rating system. These loans are reviewed by the Bank’s credit and loan review groups on an individual loan basis to assign a risk rating. Industry loss factors are applied based on the risk rating assigned to the loan. Industry loss factors are used because of the Bank’s lack of history of losses in these portfolios. A specific allowance may be assigned to non-homogeneous type loans that have been individually determined to be impaired. Any specific allowance considers all available evidence including, as appropriate, the present value of payments expected to be received or, for loans that are solely dependent on collateral for repayment, the estimated fair value of the collateral.

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

The Bank’s review of its various asset portfolios takes place within the Asset Classification Committee, which meets quarterly. The Asset Classification Committee reviews risk performance trends within the Bank’s loan and REO portfolios and economic trends and conditions which might impact those portfolios. This Committee also reviews the status of individual criticized and classified assets of $500,000 or more and the allowance for loan losses.

The Federal Financial Institutions Examination Council (“FFIEC”), which is composed of the OTS and the other federal banking agencies, has issued guidelines regarding the appropriate levels of general valuation allowances that should be maintained by insured institutions and guidance on the design and implementation of loan loss allowance methodologies and supporting documentation practices. The Bank believes that its levels of general valuation allowances at September 30, 2004, and its procedures, comply with the guidelines.

The Bank’s assets are subject to review and classification by the OTS upon examination. Based on those examinations, the Bank could be required to establish additional valuation allowances or incur additional charge-offs.

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

Deposits. Chevy Chase offers a variety of deposit accounts with a range of interest rates and maturities designed to attract both long-term and short-term deposits. Deposit programs include money market, savings, checking, certificates of deposit, and special programs for retirement accounts.

Chevy Chase attracts deposits through its branch network and advertisements, and offers depositors access to their accounts through 859 ATMs, including 206 ATMs located in grocery stores. These ATMs significantly enhance the Bank’s position as a leading provider of convenient ATM service in its primary market area. The Bank is a member of the “STAR”® ATM network which offers nationwide access, and the “PLUS”® ATM network, which offers worldwide access. In addition, the Bank has a partnership agreement with a regional grocery store chain that authorizes the Bank to provide in-store banking centers at potentially all of its Maryland, Virginia, Delaware and Washington, DC area stores. As of September 30, 2004, the Bank operates 54 in-store banking centers as part of this agreement.

The Bank obtains deposits primarily from customers residing in Montgomery and Prince George’s Counties in Maryland and in Northern Virginia. Approximately 36.1% of the Bank’s deposits at September 30, 2004 were obtained from depositors residing outside of Maryland, with approximately 24.0% from depositors residing in Virginia.

The following table shows the amounts of Chevy Chase’s deposits by type of account at the dates indicated.

Deposit Analysis

(Dollars in thousands)

	September 30,
	2004		2003		2002		2001		2000
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Demand accounts	$1,181,722	13.3%	$951,844	11.8%	$779,634	10.5%	$642,490	8.5%	$559,320	7.9%
NOW accounts	2,244,724	25.4	1,951,281	24.0	1,656,522	22.3	1,428,486	18.9	1,289,883	18.4
Money market deposit accounts	2,364,768	26.7	2,321,026	28.7	1,953,312	26.3	1,570,297	20.8	1,156,829	16.4
Savings accounts	1,042,777	11.8	997,686	12.3	893,093	12.0	780,655	10.3	779,344	11.1
Other deposit accounts	171,530	1.9	152,758	1.9	135,169	1.8	117,207	1.5	113,245	1.6
Certificate accounts, less than $100	1,238,733	14.0	1,207,728	14.9	1,416,739	19.0	2,361,174	31.2	2,524,769	35.9
Certificate accounts, $100 or more	610,864	6.9	518,182	6.4	603,116	8.1	662,161	8.8	614,399	8.7

Total deposits	$8,855,118	100.0%	$8,100,505	100.0%	$7,437,585	100.0%	$7,562,470	100.0%	$7,037,789	100.0%

Average Cost of Deposits

	Year Ended September 30,
	2004	2003	2002
Demand deposits	0.21%	0.26%	0.31%
Money market deposits	0.74%	1.01%	1.74%
Savings deposits	0.27%	0.45%	0.96%
Time deposits	1.91%	2.55%	4.14%
Total deposits	0.79%	1.15%	2.15%

The range of deposit account products offered by the Bank through its extensive branch and ATM network allows the Bank to competitive in obtaining funds from its local retail deposit market. At the same time, however, as customers have increasingly responded to changes in interest rates, the Bank has experienced some fluctuations in deposit flows. Chevy Chase’s ability to attract and maintain deposits, and its cost of funds, will continue to be significantly affected by market conditions and its pricing strategy.

The following table sets forth Chevy Chase’s deposit flows during the periods indicated.

	Year Ended September 30,
	2004	2003	2002
	(In thousands)
Deposits to accounts	$53,155,374	$45,309,516	$48,432,739
Withdrawals from accounts	(52,459,012)	(44,726,718)	(48,701,536)

Net cash to (from) accounts	696,362	582,798	(268,797)
Interest credited to accounts	58,251	80,122	143,912

Net increase (decrease) in deposit balances	$754,613	$662,920	$(124,885)

Deposit growth may be moderated by the Bank from time to time either to take advantage of lower cost funding alternatives or in response to more modest expectations for loan and other asset growth.

The following table sets forth, by weighted average interest rates, the type and amounts of deposits as of September 30, 2004, which will mature during the fiscal years indicated.

Weighted Average Interest Rates of Deposits

(Dollars in thousands)

	Demand, NOW and Money Market Deposit Accounts		Statement Savings Accounts		Other Core Accounts		Certificate Accounts		Total

Maturing During Year Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

2005	$5,791,269	0.45%	$1,042,777	0.28%	$171,530	0.25%	$1,296,842	1.62%	$8,302,418	0.60%
2006	—	—	—	—	—	—	379,172	3.14	379,172	3.14
2007	—	—	—	—	—	—	55,188	3.67	55,188	3.67
2008	—	—	—	—	—	—	33,023	3.13	33,023	3.13
2009	—	—	—	—	—	—	85,317	3.70	85,317	3.70

Total	$5,791,269	0.45%	$1,042,777	0.28%	$171,530	0.25%	$1,849,542	2.12%	$8,855,118	0.77%

The following table summarizes maturities of certificate accounts in amounts of $100,000 or greater as of September 30, 2004.

Year Ending September 30,	Amount	Weighted Average Rate
	(Dollars in thousands)
2005	$428,722	1.60%
2006	106,817	3.32%
2007	11,237	3.98%
2008	8,427	3.11%
2009	55,661	3.73%

Total	$610,864	2.16%

The following table represents the amounts of deposits by various interest rate categories as of September 30, 2004 maturing during the fiscal years indicated.

Maturities of Deposits by Interest Rates

(In thousands)

	Accounts Maturing During Year Ending September 30,
Interest Rate	2005	2006	2007	2008	2009	Total
Demand deposits (0%)	$1,182,161	$—	$—	$—	$—	$1,182,161
0.01% to 1.99%	6,924,347	52,764	2,756	—	—	6,979,867
2.00% to 2.99%	143,277	168,284	11,850	6,745	248	330,404
3.00% to 3.99%	14,285	52,136	12,642	26,276	68,471	173,810
4.00% to 4.99%	7,618	95,198	26,608	—	16,598	146,022
5.00% to 5.99%	6,030	6,316	1,332	2	—	13,680
6.00% to 7.99%	24,700	4,474	—	—	—	29,174

Total	$8,302,418	$379,172	$55,188	$33,023	$85,317	$8,855,118

Borrowings. The FHLB system functions as a central reserve bank providing credit for member institutions. As a member of the FHLB of Atlanta, Chevy Chase is required to own capital stock in that FHLB and is authorized to apply for advances on the security of that stock and certain of its mortgages and other assets, principally securities which are obligations of, or guaranteed by, the United States or its agencies, provided certain standards related to creditworthiness have been met.

Under the credit policies of the FHLB of Atlanta, credit may be extended to creditworthy institutions based upon their financial condition and the adequacy of collateral pledged to secure the extension of credit. Extensions of credit may be obtained pursuant to several different credit programs, each of which has its own rate and range of maturities. Advances from the FHLB of Atlanta must be secured by certain types of collateral with a value, as determined by the FHLB of Atlanta, at least equal to 100% of the borrower’s outstanding advances. The Bank had outstanding FHLB advances of $2.7 billion at September 30, 2004.

From time to time the Bank enters into repurchase agreements, which are treated as financings. The Bank sells securities, which are usually mortgage-backed securities, and agrees to buy back the same securities at a specified time, which is generally within seven to 90 days. The Bank pays a stated interest rate for the use of the funds for the specified time period. The obligation to repurchase the securities sold is reflected as a liability and the securities underlying the agreements are included in assets in the Consolidated Balance Sheets in this report. These arrangements are, in effect, borrowings by the Bank secured by the securities sold. The Bank had outstanding repurchase agreements of $21.9 million at September 30, 2004.

The following table sets forth a summary of the repurchase agreements of the Bank as of the dates and for the years indicated.

	September 30,
	2004	2003
	(Dollars in thousands)
Securities sold under repurchase agreements:
Balance at year-end	$21,878	$5,816
Average amount outstanding during the year	23,994	268,870
Maximum amount outstanding at any month-end	87,871	506,065
Weighted average interest rate during the year	0.87%	1.44%
Weighted average interest rate on year-end balances	0.98%	0.77%

On December 2, 2003, the Bank issued $175.0 million aggregate principal amount of its 2003 Debentures. The net proceeds of the offering, along with short-term borrowings, were used to redeem all of the 9¼% Subordinated Debentures due 2005 and 2008. The OTS approved the inclusion of the 2003 Debentures in the Bank’s regulatory capital and the redemption of the 9¼% Subordinated Debentures due 2005 and 2008.

The Bank may redeem some or all of the 2003 Debentures at any time on or after December 1, 2008 at the following redemption prices plus accrued and unpaid interest:

If redeemed during the 12-month period beginning December 1,	Redemption Price
2008	103.4375%
2009	102.2917%
2010	101.1458%
2011 and thereafter	100.0000%

Under OTS capital regulations, redemption of the 2003 Debentures prior to their stated maturity requires prior approval of the OTS unless the debentures are redeemed with the proceeds of, or replaced by, a like amount of “a similar or higher quality” capital instrument.

Subsidiaries

OTS regulations generally permit the Bank to make investments in service corporation subsidiaries in an amount not to exceed 3.0% of the Bank’s assets, provided that any investment in excess of 2.0% of assets serves primarily community, inner city or community development purposes. These regulations also permit the Bank to make “conforming loans” to those subsidiaries and joint ventures in an amount not to exceed 50% of the Bank’s regulatory capital. At September 30, 2004, 2.0% and 3.0% of the Bank’s assets was equal to $265.7 million and $398.6 million, respectively, and the Bank had $27.9 million invested in its service corporation subsidiaries.

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

Real Estate Development Activities. Manor Investment Company, a subsidiary of the Bank, was engaged in certain real estate development activities commenced prior to the enactment of FIRREA and continues to manage the remaining property it holds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Asset Quality.”

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

Lending Subsidiaries. Chevy Chase engages in significant mortgage lending activities through B.F. Saul Mortgage Company. See “Lending Activities.” CFC – Consumer Finance Corporation previously engaged in subprime automobile lending. In November 2000, the Bank stopped the origination of subprime automobile loans. The Bank continues its collection efforts on the existing portfolio.

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

Special Purpose Subsidiaries. At September 30, 2004, Chevy Chase Real Estate, LLC, (“CCRE”) a wholly owned subsidiary of Chevy Chase, held 100% of the common stock of 11 subsidiaries, seven of which are active, and a majority of which were formed for the sole purpose of acquiring title to various real estate projects pursuant to foreclosure or deed-in-lieu of foreclosure. The Bank’s aggregate investment in these subsidiaries was $19.9 million at September 30, 2004. CCRE is an operating subsidiary and, therefore, the Bank’s investment in CCRE is not subject to the 3.0% service corporation investment limit discussed above.

Employees

The Bank and its subsidiaries had 3,553 full-time and 493 part-time employees at September 30, 2004. The Bank provides its employees with a comprehensive range of employee benefit programs, including group health benefits, life insurance, disability insurance, paid sick leave, certain free deposit services and certain loan discounts. See “Executive Compensation” for a discussion of certain compensation programs available to the Bank’s executive officers. None of the Bank’s employees is represented by a collective bargaining agent. The Bank believes that its employee relations are good.

Competition

Chevy Chase encounters strong competition both in attracting deposits and making loans in its markets. The Bank’s most direct competition for deposits comes from other thrifts, commercial banks and credit unions, as well as from money market funds and corporate and government securities. In addition to offering competitive interest rates, Chevy Chase offers a variety of services, convenient ATM locations and convenient office locations and business hours to attract deposits. Competition for real estate and other loans comes principally from other thrifts, banks, mortgage banking companies, insurance companies and other institutional lenders.

Chevy Chase competes for loans through interest rates, loan fees and the variety and quality of products and services provided to borrowers and brokers.

The Bank’s major competition comes from local, regional, national and international financial institutions and other providers of financial services. The GLB Act amended federal law to permit broader affiliations among commercial banks, securities firms, insurance companies, and other financial services providers.

The Bank competes with numerous depository institutions in its deposit-taking activities in the Washington, DC metropolitan area. The Bank also competes with these institutions in the origination of single-family residential mortgage loans and home equity credit line loans. According to the most recently published industry statistics, at June 30, 2004, Chevy Chase had the largest market share, with approximately 24.3% of deposits, in Montgomery County, Maryland, ranked third in market share, with approximately 15.2% of deposits, in Prince George’s County, Maryland and ranked fifth in market share, with approximately 8.6% of deposits, in the Washington, DC metropolitan area, excluding single branch institutions. Based on publicly available information, Chevy Chase estimates that, in the Washington, DC metropolitan area, it is one of the leaders in market share of single-family residential mortgage and home equity credit line loans.

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

Bad Debt Reserve. In 1996, Congress repealed the thrift bad debt provisions of the Internal Revenue Code effective for taxable years beginning after December 31, 1995. As a result, the Bank can deduct only those bad debts actually incurred during the respective taxable years and was required to recapture and pay income tax on bad debt reserves accumulated since 1987 over a six year period, beginning with the Bank’s tax year ended September 30, 1999. Accumulated bad debt reserves since 1987 that were subject to recapture were $101.3 million. As of September 30, 2004, all of the bad debt reserves have been recaptured.

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

The Bank made tax sharing payments of $8.8 million in fiscal year 2004. It is expected that the Bank will have taxable income in future years and additional operating losses of the Trust will be utilized to reduce the overall tax liability of the group which would otherwise arise from that taxable income of the Bank or from the taxable income of other members of the Trust’s affiliated group.

In general, if the Bank has net operating losses or unused tax credits in any taxable year, under the tax sharing agreement the Trust is obligated to reimburse the Bank in an amount generally equal to (1) the tax benefit to the group of using those tax losses or unused tax credits in the group’s consolidated federal income tax return for that year, plus (2) to the extent those losses or credits are not used by the group in that year, the amount of the tax refunds which the Bank would otherwise have been able to claim if it were not included in the consolidated federal income tax return of the group, but not in excess of the net amount paid by the Bank to the Trust pursuant to the tax sharing agreement. There is no assurance that the Trust would be able to fulfill this obligation. If the Trust did not make the reimbursement, the OTS could attempt to characterize the nonpayment as an extension of credit by the Bank to the Trust which, as described above under “Holding Company Regulation,” is prohibited under current law. The tax sharing agreement itself does not provide for any specific remedies upon a breach by any party of its obligations under the agreement.

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

State Taxation

Many states, most significantly Maryland, do not allow the filing of combined or consolidated income tax returns, and thus the Trust and its subsidiaries, which includes the Bank and its subsidiaries, that are subject to income taxes in those states are required to file separately. The Trust and its subsidiaries are also subject to income taxes in certain other states, some of which allow or require combined or consolidated filings.

ITEM 2.	PROPERTIES

REAL ESTATE

A list of the investment properties of the Real Estate Trust is set forth under “Item 1. Business—Real Estate—Real Estate Investments.”

The Trust conducts its principal business from its executive offices at 7501 Wisconsin Avenue, Suite 1500, Bethesda, Maryland. The Saul Company leases all office facilities on behalf of the Trust.

BANKING

At September 30, 2004, the Bank conducted its business from its home office at 7926 Jones Branch Drive, McLean, Virginia and its executive offices at 7501 Wisconsin Avenue, Bethesda, Maryland; its operations centers at 6151 and 6200 Chevy Chase Drive, and 14601 Sweitzer Lane, Laurel, Maryland; its office facilities at 1919 M Street, NW, Washington, DC; and 228 full-service offices located in Maryland, Virginia, Delaware and the District of Columbia. On that date, the Bank owned the building and land for 38 of its branch offices and leased its remaining 190 branch offices. Chevy Chase leases the office facilities at 7926 Jones Branch Drive, 6200 Chevy Chase Drive, 14601 Sweitzer Lane and 1919 M Street, NW. Chevy Chase owns the building and leases the land at 7501 Wisconsin Avenue. In addition, the Bank leases office space in which its subsidiaries are housed. The office facility leases have various terms expiring from fiscal years 2005 to 2023 and the ground leases have terms expiring from fiscal years 2029 to 2081. The Bank also owns the building and land at 6151 Chevy Chase Drive, Laurel, Maryland. The Bank also owns the building and leases the land at 7700 Old Georgetown Road, Bethesda, Maryland. The Bank also leases the office facilities at 7735 Old Georgetown Road, Bethesda, Maryland. Both of these office facilities were occupied by Bank personnel prior to the consolidation into the Bank’s corporate headquarters. The Bank has leased or is in the process of leasing or subleasing these facilities to third parties. See Note 11 to the Consolidated Financial Statements in this report for lease expense and commitments.

At September 30, 2004, the net book value of the Bank’s office facilities, including leasehold improvements, was $297.9 million, net of accumulated depreciation of $121.4 million. The Bank owns additional assets, including furniture and data processing equipment. At September 30, 2004, these other assets had a book value of $192.3 million, net of accumulated depreciation of $156.2 million. The Bank also has operating leases, primarily for certain data processing equipment and software. Those leases have month-to-month or year-to-year terms. See Note 18 to the Consolidated Financial Statements in this report.

As of September 30, 2004, the Bank had received OTS approval to open 13 additional full-service branch offices. The branches, five in Virginia, six in Maryland and two in Washington, DC, are scheduled to open during fiscal year 2005.

The Bank also owns automobiles which are leased to third parties. The leases are accounted for as operating leases with lease payments recognized as rental income. At September 30, 2004, automobiles subject to lease had a book value $435.3 million, net of accumulated depreciation of $238.6 million.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, the Trust is involved in litigation, which may include litigation arising out of the collection of loans, the enforcement or defense of the priority of its security interests, the continued development and marketing of certain of its real estate properties, disputes with tenants and certain employment claims. In the opinion of management, litigation which is currently pending will not have a material adverse impact on the financial condition or future operations of the Trust.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There currently is no established public trading market for Common Shares. At December 17, 2004, there were seven corporate holders of record of Common Shares. All holders of Common Shares at such date were affiliated with the Trust. The Trust paid a dividend on its Common Shares of approximately $0.092 per share, totaling approximately $440,000, in September 2004. No other Common Share dividends were paid during the past two fiscal years. See “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data of the Trust herein have been derived from the Consolidated Financial Statements of the Trust. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this report.

SELECTED FINANCIAL DATA

	Year Ended September 30,
(In thousands, except per share amounts and other data)	2004	2003	2002	2001	2000
STATEMENT OF OPERATIONS DATA:
Real Estate:
Revenues	$136,256	$125,528	$125,610	$140,239	$129,667
Operating expenses	170,175	154,885	153,150	158,322	141,968
Equity in earnings of unconsolidated entities, net	7,788	7,248	8,811	7,169	7,291
Impairment loss on investments	—	(998)	(188)	(296)	—
Gain on sales of property	2,769	9,079	—	11,077	994

Real estate operating loss	(23,362)	(14,028)	(18,917)	(133)	(4,016)

Banking:
Interest income	441,271	451,551	541,399	721,324	710,353
Interest expense	163,022	205,479	273,186	422,744	394,400

Net interest income	278,249	246,072	268,213	298,580	315,953
Provision for loan losses	14,522	(18,422)	(51,367)	(59,496)	(47,940)

Net interest income after provision for loan losses	292,771	227,650	216,846	239,084	268,013

Other income:
Deposit servicing fees	129,107	122,473	113,640	101,482	88,253
Servicing and securitization income	211,947	138,213	96,827	61,231	31,967
Automobile rental income	157,034	235,360	242,646	167,379	64,142
Other	41,406	43,795	35,789	45,184	25,863

Total other income	539,494	539,841	488,902	375,276	210,225

Operating expenses	601,050	621,301	602,166	518,713	408,092

Banking operating income	231,215	146,190	103,582	95,647	70,146

Total Company:
Income from continuing operations before income taxes and minority interest	207,853	132,162	84,665	95,514	66,130
Income tax provision	70,232	46,523	23,364	27,275	18,744

Income from continuing operations before minority interest	137,621	85,639	61,301	68,239	47,386
Minority interest held by affiliates	(23,070)	(13,926)	(9,671)	(8,660)	(4,961)
Minority interest — other	(37,195)	(26,160)	(25,313)	(25,313)	(25,313)

Income from continuing operations	77,356	45,553	26,317	34,266	17,112
Discontinued real estate operations, net of income taxes	(656)	(563)	(410)	(347)	(211)
Extraordinary item	—	—	—	—	(166)
Cumulative effect of change in accounting principle, net of income taxes	—	897	—	—	—

Total company net income	$76,700	$45,887	$25,907	$33,919	$16,735

Net income available to common shareholders	$71,282	$40,469	$20,489	$28,501	$11,317

Net income (loss) per common share:
Income from continuing operations	$14.96	$8.33	$4.32	$5.98	$2.41
Discontinued operations	(0.14)	(0.12)	(0.08)	(0.07)	(0.04)
Extraordinary item	—	—	—	—	(0.03)
Cumulative effect of change in accounting principle	—	0.19	—	—	—

Net income per common share (Basis and Diluted)	$14.82	$8.40	$4.24	$5.91	$2.34

Continued on following page.

SELECTED FINANCIAL DATA

(Continued)

	Year Ended September 30,
(In thousands, except per share amounts and other data)	2004	2003	2002	2001	2000
BALANCE SHEET DATA:
Assets:
Real estate assets	$458,169	$429,285	$437,514	$442,104	$433,189
Income-producing properties, net (1)	273,292	275,005	285,308	282,984	238,249
Land parcels	41,722	42,425	44,020	40,835	39,716
Banking assets	13,270,847	11,779,440	11,273,252	11,408,707	10,724,725
Total company assets	13,729,016	12,208,725	11,710,766	11,850,811	11,157,914
Liabilities:
Real estate liabilities	676,301	652,856	663,376	667,176	665,838
Mortgage notes payable (1)	311,316	322,437	326,232	331,114	313,746
Notes payable - secured	250,000	203,800	201,750	202,500	200,000
Notes payable - unsecured	56,428	55,349	55,156	50,717	47,463
Banking liabilities	12,400,167	11,039,425	10,614,255	10,780,154	10,121,386
Minority interest held by affiliates	114,933	98,062	88,137	82,048	77,006
Minority interest - other	296,013	249,698	218,307	218,307	218,307
Total company liabilities	13,487,414	12,040,041	11,584,075	11,747,685	11,082,537
Shareholders’ equity	241,602	168,684	126,691	103,126	75,377

OTHER DATA:
Hotels:
Number of hotels	18	18	18	18	16
Number of guest rooms	3,573	3,574	3,578	3,578	3,196
Average occupancy	66%	61%	61%	66%	71%
Average room rate	$91.67	$85.93	$86.92	$94.32	$89.16
Office properties:
Number of properties	13	13	13	11	10
Leasable area (square feet)	1,978,016	1,978,016	1,978,016	1,796,571	1,684,425
Leasing percentages	90%	85%	86%	92%	98%
Land parcels:
Number of parcels	10	10	10	10	9
Total acreage	381	381	389	389	399

(1)	Includes real estate held for sale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust has prepared its financial statements and other disclosures on a consolidated basis. The term “Trust” used in the text and the financial statements included herein refers to the combined entity, which includes B. F. Saul Real Estate Investment Trust and its subsidiaries, including Chevy Chase and its subsidiaries. The term “Real Estate Trust” refers to B. F. Saul Real Estate Investment Trust and its subsidiaries, excluding Chevy Chase and its subsidiaries. The operations conducted by the Real Estate Trust are designated as “Real Estate,” while the business conducted by the bank and its subsidiaries is identified by the term “Banking.”

CRITICAL ACCOUNTING POLICIES

The Trust’s accounting policies are in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the Trust’s financial statements and the reported amounts of revenue and expenses during the reporting periods. If judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of the financial statements. Below is a discussion of accounting policies which the Trust considers critical in that they may require judgment in their application or require estimates about matters which are inherently uncertain. Additional discussion of accounting policies which the Trust considers significant, including further discussion of the critical accounting policies described below, can be found in the Notes to the Consolidated Financial Statements.

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

Depreciation is calculated using the straight-line method and the estimated useful lives of 28 to 50 years for buildings and up to 20 years for certain other improvements. Tenant improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the term of the related lease.

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

BANKING

General: The Bank has identified four policies that, due to estimates and assumptions inherent in those policies, involve a relatively high degree of judgment and complexity.

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

Derivative Instruments: The Bank uses a variety of derivative financial instruments in order to mitigate its exposure to changes in market interest rates. To mitigate the risk that the value of mortgage loans held for sale will change as interest rates change, the Bank generally enters into mortgage-backed security forward sales contracts. In addition, the Bank issues commitments to make fixed-rate mortgage loans in which the customer “locks in” the interest rate before closing on the loan. These interest rate locks are treated as derivative instruments in the financial statements. All derivative instruments are recorded on the balance sheet at their fair value, which generally represents the amount of money the Bank would receive or pay if the item were sold or bought in a current transaction. Fair market values are based on market quotes when they are available. If market quotes are not available, fair values are based on market or dealer prices of similar items or discounted cash flows using market estimates of interest rates, prepayment speeds and other assumptions.

When determining the extent to which interest rate exposures should be hedged, the Bank makes certain estimates and judgments relating to, among other things, the probability that the interest-rate lock will become a loan, the timing of the loan closing and the timing of the subsequent sale of the loan transaction. To the extent that the actual results are different from the Bank’s assumptions, the hedging strategy may not be effective in offsetting the changes in the values of the hedged items, and the Bank’s earnings may decline.

Interest-Only Strips Receivable: From time to time, the Bank sells loans and retains an interest-only strip receivable related to the sold items. The interest-only strips receivable are initially recorded by allocating the previous carrying value of the assets involved in the transactions between the assets sold and the interests retained, including the interest-only strips receivable. Subsequently, the interest-only strips receivable are carried at their fair values, with changes in fair value reflected in income. Fair value of these interest-only strips receivable is based on discounted expected future cash flows, which are determined using market assumptions such as discount rates and prepayment speeds, and, in certain circumstances, an estimate of credit losses based on the Bank’s historical experience. The Bank also engages an independent firm that has expertise in this area to evaluate these assets and render an opinion on their fair value. If actual prepayment or default rates significantly exceed the estimates, the actual amount of future cash flow could be less than the expected amount and the value of the interest-only strips receivable, as well as the Bank’s earnings, could decline.

Mortgage Servicing Rights: The Bank sells mortgage loans and retains the right to service those loans (“originated MSR”). Originated MSR are initially recorded by allocating the previous carrying value of the loans between the portion sold and the retained originated MSR. Also, the Bank has purchased the right to service mortgage loans originated by third parties (“purchased MSR” and, together with originated MSR, “MSR”). Purchased MSR are initially recorded at their acquisition cost. Subsequent to origination or purchase, MSR are carried at the lower of their amortized cost or at fair value. Fair value of MSR is based on discounted expected future income, net of related expenses, to be generated by servicing the underlying loans. When determining fair value, the Bank uses several assumptions, the most significant of which are the estimated rate of repayment of the underlying loans and the discount rate. The Bank also engages an independent firm that has expertise in this area to evaluate these assets and render an opinion on their fair value. If actual repayment rates significantly exceed the estimates, the actual amount of future cash flow could be less than the expected amount and the value of the MSR, as well as the Bank’s earnings, could decline.

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

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at September 30, 2004 consisted primarily of hotels, office projects, and land parcels. See “Item 1. Business — Real Estate — Real Estate Investments.”

Overall, the hotel portfolio experienced an average occupancy rate of 66% and an average room rate of $91.67 during fiscal 2004, compared to an average occupancy of 61% and an average room rate of $85.93 during the prior year. REVPAR (revenue per available room) was $60.52 for fiscal 2004, a 15.2% increase from REVPAR for fiscal 2003 of $52.52.

The Real Estate Trust’s hotel portfolio, and the hospitality sector in general, have experienced positive growth, both in occupancy and in average room rates, during fiscal year 2004 reflecting a strong increase in general business travel.

Office space in the Real Estate Trust’s office property portfolio was 90% leased at September 30, 2004, compared to a leasing rate of 85% at September 30, 2003. Although occupancy has increased in fiscal 2004, the Trust has been experiencing a downward trend in its leasing rates commensurate with the competitive commercial office markets in Northern Virginia and Atlanta, Georgia. At September 30, 2004, the Real Estate Trust’s office property portfolio consisted of 13 properties and had a total gross leasable area of 1,978,000 square feet, of which 227,000 square feet (11.5%) and 181,000 square feet (9.2%) are subject to leases expiring in fiscal 2005 and fiscal 2006.

BANKING

General. The Bank’s assets grew to $13.3 billion during fiscal year 2004, an increase of $1.5 billion from fiscal year 2003. The Bank recorded operating income of $231.2 million during fiscal year 2004, compared to operating income of $146.2 million during fiscal year 2003. The increase in income for fiscal year 2004 was primarily attributable to a $73.7 million increase in servicing, securitization and mortgage banking income, a $55.5 million decrease in depreciation and amortization expense, a $32.2 million increase in net interest income and a decrease of $32.9 million in the provision for loan losses. Partially offsetting these items were increases in salaries and employee benefits expense of $20.4 million, other (non-interest) expense of $8.6 million and a decrease in automobile rental income of $78.3 million. See “Results of Operations.”

Servicing, securitization and mortgage banking income increased $73.7 million, or 53.3%, during fiscal year 2004 primarily as a result of increased securitization activity. During fiscal year 2004, the Bank securitized and sold $4.9 billion of loan receivables and recognized a gain of $182.8 million compared to securitization and sale of $2.6 billion of loan receivables and a gain of $92.9 million in fiscal year 2003. See Notes 3 and 17 to the Consolidated Financial Statements in this report. See “Liquidity.” The Bank recognized net losses of $30.3 million and $12.5 million on its interest-only strips receivable during fiscal years 2004 and 2003, respectively, primarily due to increased estimates of future prepayments of the underlying loans.

Real estate owned, net of valuation allowances, decreased from $21.8 million at September 30, 2003 to $20.4 million at September 30, 2004. This reduction was primarily due to sales of properties, partially offset by capitalized costs. At September 30, 2003, based on an analysis of the value of REO and the prospect for recoveries of value, the Bank charged off its valuation allowances of REO in the amount of $71.7 million. See “Asset Quality – REO.”

At September 30, 2004, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.09%, 6.09%, 8.61% and 10.91%, respectively. The Bank’s capital ratios exceeded regulatory requirements as well as the standards established for well-capitalized institutions under OTS prompt corrective action regulations. See “Capital.”

In October 2003, the Bank issued $125.0 million of its 8% Preferred Stock and used the proceeds to redeem all of its 13% Preferred Stock on October 31, 2003. On December 2, 2003, the Bank issued $175.0 million of its 2003 Debentures. The net proceeds of the offering, along with short-term borrowings, were used to redeem all of the 1993 Debentures and the 1996 Debentures. The effect of those transactions increased the Bank’s Tier 1 Capital and reduced the dividend and interest rates associated with these capital instruments.

During fiscal year 2004, the Bank declared and paid, out of the retained earnings of the Bank, cash dividends on its Common Stock in the aggregate amount of $3,100 per share.

The Bank’s assets are subject to review and classification by the OTS upon examination. The OTS concluded its most recent safety and soundness examination of the Bank in March 2004.

Asset Quality. Non-Performing Assets. The Bank’s overall level of non-performing assets decreased during fiscal year 2004 due primarily to continued winding down of the Bank’s automobile loan portfolio. The following table sets forth information concerning the Bank’s non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	September 30,
	2004	2003	2002	2001	2000
Non-performing assets:
Non-accrual loans:
Residential mortgage	$8,993	$6,567	$12,731	$6,011	$4,207
Home equity	1,767	1,480	949	1,303	964
Real estate and construction and ground	—	1,004	653	—	70

Total non-accrual real estate loans	10,760	9,051	14,333	7,314	5,241
Commercial	242	249	2,329	—	—
Subprime automobile	1,164	4,372	7,755	13,379	12,026
Prime automobile	1,069	1,484	1,705	6,013	5,117
Other consumer	472	444	431	593	282

Total non-accrual loans (1)	13,707	15,600	26,553	27,299	22,666

Real estate acquired in settlement of loans	20,357	21,820	94,665	115,931	129,213
Allowance for losses on real estate acquired in settlement of loans	—	—	(71,293)	(85,152)	(80,752)

Real estate acquired in settlement of loans, net	20,357	21,820	23,372	30,779	48,461

Total non-performing assets	$34,064	$37,420	$49,925	$58,078	$71,127

Troubled debt restructurings	$—	$—	$—	$—	$—

Allowance for losses on loans	$37,750	$58,397	$66,079	$57,018	$52,518
Allowance for losses on real estate held for investment	202	202	202	202	202
Allowance for losses on real estate acquired in settlement of loans	—	—	71,293	85,152	80,752

Total allowances for losses	$37,952	$58,599	$137,574	$142,372	$133,472

Interest income recorded
Non-accrual assets	$180	$39	$279	$358	$4

Restructured loans	$—	$—	$—	$—	$340

Interest income that would have been recorded had the loans been current in accordance with their original terms
Non-accrual assets	$1,206	$2,098	$3,141	$3,321	$2,434

Restructured loans	$—	$—	$—	$—	$1,323

(1)	Before deduction of allowances for losses.

Non-Performing Assets (Continued)

	September 30,
	2004	2003	2002	2001	2000
Ratios:
Non-performing assets to total assets	0.26%	0.32%	0.44%	0.51%	0.66%
Allowance for losses on real estate loans to non-accrual real estate loans (1)	91.02%	75.65%	44.05%	70.86%	167.60%
Allowance for losses on loans to non-accrual loans (1)	275.41%	374.34%	248.86%	208.86%	231.70%
Allowance for losses on loans to total loans receivable (2)	0.36%	0.65%	0.85%	0.77%	0.67%

(1)	Before deduction of allowances for losses.

(2)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets include non-accrual loans, non-accrual real estate held for investment, and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

Non-performing assets totaled $34.1 million at September 30, 2004, compared to $37.4 million, at September 30, 2003. The Bank maintained valuation allowances of $37.8 million and $58.4 million on its loan portfolio at September 30, 2004 and 2003, respectively. The $3.3 million decrease in non-performing assets reflected a net decrease in REO of $1.4 million and a net decrease in non-accrual loans of $1.9 million.

Non-accrual Loans. The Bank’s non-accrual loans totaled $13.7 million at September 30, 2004, a decrease from $15.6 million at September 30, 2003. At September 30, 2004, non-accrual loans consisted of $10.8 million of non-accrual real estate loans and $2.9 million of non-accrual prime automobile, subprime automobile, commercial and other consumer loans compared to non-accrual real estate loans of $9.1 million and non-accrual prime automobile, subprime automobile, commercial and other consumer loans of $6.5 million at September 30, 2003. The decrease in non-accrual prime automobile and subprime automobile loans reflects the winding down of those portfolios.

REO. At September 30, 2004, the Bank’s REO totaled $20.4 million compared to $21.8 million at September 30, 2003. The $1.4 million decrease was primarily a result of sales in the communities and other properties, which was partially offset by additional capitalized costs.

The Bank continues to monitor closely its major non-performing and potential problem assets in light of current and anticipated market conditions. The Bank’s asset workout group focuses its efforts on resolving these problem assets as expeditiously as possible.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. At September 30, 2004 and 2003, potential problem assets totaled $0.7 million and $14.8 million, respectively. During fiscal year 2004, several potential problem loans were repaid in full.

The Bank’s Watch List Committee meets quarterly and reviews all commercial lending relationships which are rated vulnerable, criticized or classified and have commitments of $1.0 million or greater. This Committee reviews the current status of each relationship, recent changes, performance against the corrective action plan presented at the prior meeting, and the current action plan for the relationship.

Delinquent Loans. At September 30, 2004, delinquent loans totaled $32.4 million, or 0.3% of loans, compared to $61.4 million, or 0.7% of loans, at September 30, 2003. The following table sets forth information regarding the Bank’s delinquent loans at September 30, 2004.

	Principal Balance (Dollars in thousands) Loans Delinquent for
	30-59 days	60-89 days	Total
Residential Mortgage	$7,621	$600	$8,221
Home Equity	4,422	676	5,098
Commercial	3,046	—	3,046
Subprime Automobile	6,804	2,084	8,888
Other Consumer	5,343	1,805	7,148

Total	$27,236	$5,165	$32,401

Total as a Percentage of Loans (1)	0.26%	0.05%	0.31%

(1)	Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Total residential mortgage loans delinquent 30-89 days decreased to $8.2 million at September 30, 2004 from $9.7 million at September 30, 2003. Home equity loans delinquent 30-89 days decreased to $5.1 million at September 30, 2004 from $6.1 million at September 30, 2003.

Total delinquent commercial loans decreased to $3.0 million at September 30, 2004, from $10.8 million at September 30, 2003.

Total delinquent subprime automobile loans decreased to $8.9 million at September 30, 2004, from $23.8 million at September 30, 2003, primarily because the Bank’s portfolio of these loans continues to decline as a result of the Bank’s prior decision to discontinue origination of these loans.

Total delinquent other consumer loans decreased to $7.1 million at September 30, 2004, from $8.6 million at September 30, 2003, primarily because the Bank’s portfolio of indirect automobile loans continues to decline as a result of the Bank’s decision to discontinue origination of these loans.

Troubled Debt Restructurings. A troubled debt restructuring occurs when the Bank agrees to modify significant terms of a loan in favor of a borrower experiencing financial difficulties. The Bank had no troubled debt restructurings at September 30, 2004 and 2003.

Real Estate Held for Investment. At September 30, 2004 and 2003, real estate held for investment consisted of one property with book value of $0.9 million, net of a valuation allowance of $0.2 million.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans and the allowance for losses on real estate held for investment or sale. These tables reflect charge-offs taken against assets during the years indicated and may include charge-offs taken against assets, which the Bank disposed of during such years.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Year Ended September 30,
	2004	2003	2002	2001	2000
Balance at beginning of year	$58,397	$66,079	$57,018	$52,518	$57,839

Provision for loan losses	(14,522)	18,422	51,367	59,496	47,940

Charge-offs:
Single family residential	(279)	(273)	(300)	(99)	(79)
Home equity	(786)	(759)	(832)	(687)	(728)
Commercial real estate and multifamily	—	(382)	(27)	—	(7,120)
Subprime automobile	(15,596)	(30,227)	(40,695)	(49,749)	(40,110)
Other consumer	(9,897)	(13,316)	(14,163)	(13,706)	(10,057)

Total charge-offs	(26,558)	(44,957)	(56,017)	(64,241)	(58,094)

Recoveries:
Home equity	340	248	76	80	78
Commercial real estate and multifamily	—	14	18	—	—
Subprime automobile	14,613	13,384	11,311	7,104	3,074
Other consumer	5,480	5,207	2,306	2,061	1,681

Total recoveries	20,433	18,853	13,711	9,245	4,833

Charge-offs, net of recoveries	(6,125)	(26,104)	(42,306)	(54,996)	(53,261)

Balance at end of year	$37,750	$58,397	$66,079	$57,018	$52,518

Provision for loan losses to average loans (1)	-0.14%	0.22%	0.70%	0.76%	0.66%
Net loan charge-offs to average loans (1)	0.06%	0.31%	0.58%	0.70%	0.73%
Ending allowance for losses on loans to total loans (1) (2)	0.36%	0.65%	0.85%	0.77%	0.67%

(1)	Includes loans held for securitization and/or sale.

(2)	Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	September 30,
	2004		2003		2002		2001		2000
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans

Balance at end of year allocated to:

Single family residential	$4,275	68.6%	$2,161	64.7%	$1,953	59.0%	$2,127	60.9%	$2,127	62.9%

Home equity	3,350	16.5	2,426	15.0	817	14.1	1,007	8.7	1,007	5.5

Commercial real estate and multifamily	144	0.4	162	0.2	124	0.3	197	0.4	893	0.5

Real estate construction and ground	2,025	2.1	2,098	2.6	3,419	3.4	1,852	3.6	4,757	3.8

Commercial	7,361	8.8	14,400	10.0	16,934	10.4	9,135	10.4	6,904	7.7

Prime automobile	5,400	2.6	7,013	5.5	4,150	8.0	7,034	8.1	6,034	10.0

Subprime automobile	4,920	0.3	16,000	1.1	32,000	3.0	32,000	5.8	28,782	8.0

Home improvement	1,795	0.3	1,049	0.5	1,151	1.3	1,523	1.6	1,523	1.2

Overdraft lines of credit and other consumer	1,620	0.4	2,020	0.4	1,635	0.5	491	0.5	491	0.4

Unallocated	6,860		11,068	—	3,896	—	1,652	—	—	—

Total	$37,750		$58,397		$66,079		$57,018		$52,518

The Bank maintains allowances for estimated losses on loans and real estate. The Bank’s total allowances for losses on loans and real estate held for investment or sale decreased to $38.0 million at September 30, 2004, from $58.6 million at September 30, 2003. The allowance for losses on loans decreased to $37.8 million at September 30, 2004, from $58.4 million at September 30, 2003. Management reviews the adequacy of the delinquent status, current economic conditions, internal risk ratings and current underwriting policies and procedures. Using this analysis, management determines a range of acceptable valuation allowances. Management’s prior decisions to discontinue subprime automobile lending and indirect consumer lending, and focus more on residential mortgages, have contributed to the overall improvement in the credit quality of the Bank’s loan portfolio. As the balances of automobile loans continue to decline, charge-offs and delinquencies have also declined. Potential problem assets also declined during the year ended September 30, 2004. The combination of these factors contributed to the Bank’s decision to reduce the amount of its allowance for loan losses at September 30, 2004.

The allowance for losses on loans secured by real estate totaled $9.8 million at September 30, 2004, a $3.0 million increase from the September 30, 2003 level of $6.8 million. The increase is consistent with the growth in the portfolio. The allowance represented 91.0% and 75.7% of the amount of non-performing real estate loans at September 30, 2004 and 2003, respectively.

The allowance for losses on other consumer loans, including automobile, home improvement, overdraft lines of credit and other consumer loans, decreased to $13.7 million at September 30, 2004 from $26.1 million at September 30, 2003. Net charge-offs of subprime automobile loans during fiscal year 2004 were $1.0 million, compared to $16.8 million during fiscal year 2003. The decrease in the allowance and charge-offs was due to the decline in the Bank’s portfolio of these loans as a result of the Bank’s prior decision to discontinue origination of these loans.

The allowance for losses on commercial loans decreased to $7.4 million at September 30, 2004 from $14.4 million at September 30, 2003. The Bank’s interest in one syndicated loan, for which the Bank had established a loss allowance of $4.0 million, was repaid in full during the fiscal year ended September 30, 2004.

The unallocated allowance for losses decreased to $6.9 million at September 30, 2004 from $11.1 million at September 30, 2003. The unallocated allowance is based upon management’s evaluation and judgment of various conditions that are not directly measured in the determination of the allocated allowance. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting key lending areas of the Bank, credit quality trends, collateral volumes, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience, regulatory examination results and findings of the Bank’s internal credit evaluations.

The Bank’s allowance for losses on real estate held for investment or sale was $0.2 million at September 30, 2004 and 2003.

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

The Bank’s assets and liabilities are inherently sensitive to changes in interest rates. These movements can result in variations to the overall level of income and market value of equity. Based on the characteristic of a specific asset or liability (including maturity, repricing frequency and interest rate caps) a change in interest rates can significantly affect the contribution to net income by, and market value of, the instrument. If, in the aggregate, the Bank’s assets mature or reprice more quickly or to a greater extent than its liabilities, the Bank is termed “asset sensitive” and will tend to experience an increase in interest income and market value during periods of rising interest rates and declining interest income and market value during periods of falling interest rates. Conversely, if the Bank’s liabilities mature or reprice more quickly or to a greater extent than its assets, the Bank is termed “liability sensitive” and will tend to experience a decrease in interest income and market value during periods of rising interest rates and increased interest income and market value during periods of falling interest rates.

The Bank pursues an asset-liability management strategy designed both to control risk from changes in market interest rates and to maximize interest income in its investment and loan portfolios. To achieve this strategy, the Bank emphasizes the origination and retention of a mix of both adjustable-rate and fixed-rate loan products.

Throughout fiscal year 2004, the Bank continued to originate and hold in its portfolio adjustable-rate loan products at a greater volume than those with fixed interest rates. At September 30, 2004, adjustable-rate loans accounted for 80.8% of total loans, compared to 68.8% at September 30, 2003. This increase was primarily due to increased originations of adjustable-rate mortgage products, which typically reprice monthly and bear interest at rates which are tied to the one-month LIBOR, and an increase in payoffs of fixed-rate mortgage loans due to refinancing activity resulting from continued low interest rates.

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

A number of asset and liability management strategies are available to the Bank in structuring its balance sheet. These include selling or retaining certain portions of the Bank’s current residential mortgage loan production; altering the Bank’s pricing on certain deposit products to emphasize particular maturity categories; altering the type and maturity of securities acquired for the Bank’s investment portfolio when replacing securities following normal portfolio maturation and turnover; lengthening or shortening the maturity or repricing terms for any current period asset securitizations; and altering the maturity or interest rate reset profile of borrowed funds, if any, including funds borrowed from the FHLB of Atlanta.

The following table presents the Bank’s interest rate sensitivity gap at September 30, 2004. Balances of interest-earning assets and interest-bearing liabilities are shown in the earlier of the period where contractual payments are due, interest rates adjust or prepayment is anticipated to occur. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for all of the Bank’s loans based on management’s estimates. The Bank’s deposits with no stated maturity, including savings and transaction accounts, have interest rates that may reprice at any time. However, market experience has proven that these deposits adjust to market prices over a much longer period of time. The Bank considers these deposits to be relatively insensitive to interest rate changes. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
As of September 30, 2004
Real estate loans:
Adjustable-rate	$3,377,555	$401,112	$741,330	$830,640	$292	$5,350,929
Fixed-rate	35,781	29,190	67,520	28,278	7,806	168,575
Home equity credit lines and second mortgages	1,511,050	33,481	98,498	59,215	80,813	1,783,057
Commercial	738,502	14,107	46,521	33,894	85,762	918,786
Consumer and other	129,816	83,121	138,844	15,885	4,294	371,960
Loans held for securitization and/or sale	1,965,476	—	—	—	—	1,965,476
Mortgage-backed securities	66,447	61,600	80,925	119,832	80,499	409,303
Other investments	259,816	—	71,192	—	—	331,008

Total interest-earning assets	8,084,443	622,611	1,244,830	1,087,744	259,466	11,299,094
Total non-interest earning assets	—	—	—	—	1,971,753	1,971,753

Total assets	$8,084,443	$622,611	$1,244,830	$1,087,744	$2,231,219	$13,270,847

Deposits:
Fixed maturity deposits	$873,117	$423,195	$434,830	$118,455	$—	$1,849,597
NOW, statement and passbook accounts	—	56,874	114,291	115,268	3,193,979	3,480,412
Money market deposit accounts	2,364,768	—	—	—	—	2,364,768
Borrowings:
Capital notes - subordinated	—	—	—	—	175,000	175,000
Other	2,229,765	1,851	430,947	242,394	38,560	2,943,517

Total interest-bearing liabilities	5,467,650	481,920	980,068	476,117	3,407,539	10,813,294
Minority interest	—	—	—	—	175,391	175,391
Total non-interest bearing liabilities	—	—	—	—	1,570,301	1,570,301
Stockholders’ equity	—	—	—	—	711,861	711,861

Total liabilities & stockholders’ equity	5,467,650	$481,920	$980,068	$476,117	$5,865,092	$13,270,847

Gap	2,616,793	$140,691	$264,762	$611,627	$(3,148,073)
Cumulative gap	2,616,793	$2,757,484	$3,022,246	$3,633,873	$485,800
Cumulative gap as a percentage of total assets	19.7%	20.8%	22.8%	27.4%	3.7%

The Bank’s one-year gap, as a percentage of total assets, was 20.8% at September 30, 2004, compared to 18.6% at September 30, 2003. The change in the Bank’s one-year gap during the year results from various initiatives undertaken by management in light of the current low interest rate environment, including increased origination of short-term adjustable rate loans which were mostly funded through the use of short-term borrowings.

In addition to gap measurements, the Bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin. The Bank established limits on the sensitivity of its net interest income and net portfolio value (“NPV”) to parallel changes in interest rates. Parallel changes in interest rates are defined as instantaneous and sustained movements of interest rates in 100 basis point increments. The Bank calculates its ratio of NPV to the present value of total assets (“NPV Ratio”) for each interest rate shock scenario. The following table shows the estimated impact of parallel shifts in interest rates at September 30, 2004.

	(Dollars in thousands)
(Basis Points) Change in Interest Rates	Changes in Net Interest Income (1)		Change in Net Portfolio Value (2)		NPV Ratio
	Percent	Amount	Percent	Amount
+200	10.4%	$40,029	-8.0%	$(111,506)	8.8%
+100	7.0%	26,863	-2.9%	(40,305)	9.2%
-100	-6.7%	(25,720)	-5.8%	(80,744)	8.9%

(1)	Represents the difference between net interest income for 12 months in a stable interest rate environment and the various interest rate scenarios.

(2)	Represents the difference between net portfolio value (NPV) of the Bank’s equity in a stable interest rate environment and the NPV in the various rate scenarios. NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus the present value of expected net cashflows from existing off-balance sheet contracts.

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

Deferred Taxes. At September 30, 2004, the Bank recorded a net deferred tax liability of $85.0 million, which generally represents the cumulative excess of the Bank’s income tax expense for financial reporting purposes over its actual income tax liability. See Note 34 to the Consolidated Financial Statements in this report.

Capital. At September 30, 2004, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at September 30, 2004, in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$711,861
Minority interest in REIT Subsidiary (1)	144,000

	855,861
Adjustments for tangible and core capital:
Intangible assets	(42,372)
Non-includable subsidiaries (2)	(929)
Non-qualifying purchased/originated
loan servicing rights	(7,048)

Total tangible capital	805,512	6.09%	$198,556	1.50%	$606,956	4.59%

Total core capital (3)	805,512	6.09%	$529,482	4.00%	$276,030	2.09%

Tier 1 risk-based capital (3)	805,512	8.61%	$374,882	4.00%	$430,630	4.61%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	37,750

Total supplementary capital	212,750

Total available capital	1,018,262
Equity investments (2)(4)	(2,360)

Total risk-based capital (3)	$1,015,902	10.91%	$749,764	8.00%	$266,138	2.91%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.

(2)	Reflects an aggregate offset of $0.2 million representing the general allowance for losses maintained against the Bank’s equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a “credit” against the deductions from capital otherwise required for such investments.

(3)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

(4)	Includes one property classified as real estate held for sale which is treated as an equity investment for regulatory capital purposes.

Under the OTS prompt corrective action regulations, an institution is categorized as well capitalized if it has a leverage, or core, capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At September 30, 2004, the Bank’s leverage, tier 1 risk-based and total risk-based capital ratios were 6.09%, 8.61% and 10.91%, respectively, which exceeded the ratios established for well-capitalized institutions. The OTS may reclassify an institution from one category to the next lower category, for example from well capitalized to adequately capitalized, if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity. The Bank has not received notice from the OTS of any potential downgrade.

OTS capital regulations provide a five-year holding period, or such longer period as may be approved by the OTS, for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property, whether through bulk sales or otherwise, prior to the end of its applicable five-year holding period and is unable to obtain an extension of the five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In April 2004, the Bank received from the OTS an extension of the holding periods for certain of its REO properties through April 7, 2005. The following table sets forth the Bank’s REO at September 30, 2004, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,360	(1)
1991	11,380	(2)
1995	4,948	(2)
2003	57
2004	1,612

Total REO	$20,357

(1)	The Bank treats this property as an equity investment for regulatory capital purposes.

(2)	The Bank received an extension of the holding periods for these properties through April 7, 2005.

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

The Bank has historically relied on preferred stock and subordinated debt as significant components of its regulatory capital. Those instruments require significant fixed payments to holders, which increase the Bank’s expenses and reduce the amount of core capital that can be generated through retained earnings.

In October 2003, the Bank issued $125 million of its 8% Preferred Stock. The net proceeds from the issuance of the 8% Preferred Stock were used to redeem all of the 13% Preferred Stock on October 31, 2003.

On December 2, 2003, the Bank issued $175 million aggregate principal amount of its 2003 Debentures. The net proceeds of the offering, along with short-term borrowings, were used to redeem all of the 1993 Debentures and the 1996 Debentures.

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

During fiscal 2004, the Bank made tax sharing payments totaling $8.8 million and dividend payments totaling $24.8 million to the Real Estate Trust.

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

During fiscal 2004, the Real Estate Trust purchased, through dividend reinvestment and on the open market, approximately 345,000 shares of common stock of Saul Centers, and as of September 30, 2004, owns approximately 4,090,000 shares representing 25.1% of such company’s outstanding common stock. As of September 30, 2004, the market value of these shares was approximately $134.5 million. Substantially all of these shares have been pledged as collateral with the Real Estate Trust’s revolving credit lenders.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Partnership, the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. See “Item 1. Business — Real Estate — Investment in Saul Holdings Limited Partnership.” In fiscal 2004, the Real Estate Trust received total cash distributions of $6.5 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s two revolving credit lenders.

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

During fiscal 2004, the Real Estate Trust sold unsecured notes, with a maturity ranging from one to ten years, primarily to provide funds to repay maturing unsecured notes. During fiscal 2004, the Real Estate Trust sold notes amounting to $13.3 million, consisting of $6.9 million of new sales and $6.4 million of rollovers, at a weighted average interest rate of 6.7%. In addition, $5.8 million of unsecured notes were repaid during fiscal 2004. To the degree that the Real Estate Trust does not sell new unsecured notes in an amount sufficient to finance completely the scheduled repayment of outstanding unsecured notes as they mature, it will finance such repayments from other sources of funds.

The Real Estate Trust has an established $55.0 million secured revolving credit line with an unrelated bank that matures on December 12, 2006, with provisions for extending the term annually. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At September 30, 2004, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $55.0 million.

The Real Estate Trust has also established an additional $45.0 million revolving credit line with an unrelated bank that matures on September 26, 2006. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At September 30, 2004, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $45.0 million.

The maturity schedule for the Real Estate Trust’s outstanding debt, including mortgage notes payable for real estate held for sale, at September 30, 2004 for fiscal years commencing October 1, 2004 is set forth in the following table:

Debt Maturity Schedule

Fiscal Year	Mortgage Notes	Notes Payable–– Secured	Notes Payable–– Unsecured	Total
	(In thousands)
2005	$16,455	$—	$11,579	$28,034
2006	94,982	—	7,874	102,856
2007	5,521	—	6,499	12,020
2008	5,927	—	3,991	9,918
2009	15,768	—	4,981	20,749
Thereafter	172,663	250,000	21,504	444,167

Total	$311,316	$250,000	$56,428	$617,744

Of the $311.3 million of mortgage notes outstanding at September 30, 2004, $303.5 million was non-recourse to the Real Estate Trust.

In June 2003 the Real Estate Trust refinanced three hotels with a new fixed rate non-recourse financing. The financing consisted of three separate loans totaling $46 million, each with a term of 10 years and a 5.9% interest rate. The financing replaced $38.3 million in existing financing on the three hotels.

Real Estate Development and Capital Expenditures

On September 25, 2003, the Real Estate Trust sold 7.7 acres located in Rockville, Maryland, for $11.3 million, and recognized a gain of $9.1 million on the transaction.

In February 2004 the Commonwealth of Virginia acquired 7.93 acres of land owned by the Real Estate Trust for use in a highway project. The Commonwealth of Virginia has paid $3.6 million which has resulted in an initial gain of approximately $2.7 million.

During the quarter ended June 30, 2004 the Real Estate Trust received a refund of approximately $117,000 for an expenditure relating to the September 2003 land sale. The original gain on the sale of this parcel was recorded in the fiscal year ended September 30 2003. This refund has been recorded as an additional gain on sale of this land parcel in the year ended September 30, 2004.

The Real Estate Trust has placed one of its hotel properties on the market for sale and has written down its investment in this asset by $310,000 to arrive at its estimated fair value, less cost to sell, of $2.1 million. The sale of this asset closed on December 9, 2004.

The Real Estate Trust owns various land parcels with approximately 380 acres of available land. These parcels offer potential development opportunities for the Trust.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $12.0 to $19.0 million per year for the next several years.

Liquidity Requirements – Real Estate Trust

As of September 30, 2004 the Real Estate Trust had unfunded contractual payment obligations, excluding recurring operating obligations, of approximately $38.0 million due within the next twelve months. The table below specifies the total contractual payment obligations as of September 30, 2004.

(In thousands)	Total Cost	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Mortgage Notes Payable	$311,316	$16,455	$100,503	$21,695	$172,663
Notes Payable – Secured	250,000	—	—	—	250,000
Notes Payable – Unsecured	56,428	11,579	14,373	8,972	21,504
Advisory Fee	5,844	5,844	—	—	—
Capital Leases	1,374	659	715	—	—
Development Obligations	3,421	3,421	—	—	—

Total Contractual Cash Obligations	$628,383	$37,958	$115,591	$30,667	$444,167

As of September 30, 2004, the Real Estate Trust’s current contractual obligations, excluding recurring operating obligations, due within one year total approximately $38.0 million. In addition to these contractual obligations the Real Estate Trust has other short-term liquidity requirements consisting primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures, non-recurring corporate expenditures (such as tenant improvements and hotel improvements) and dividends to common and preferred shareholders. Overall capital requirements in fiscal year 2005 will depend on any acquisition and development opportunities as well as the level of improvements and redevelopments on existing properties.

The Real Estate Trust expects to fund these capital requirements and normal recurring operating costs through a combination of cash provided by operating activities, cash on hand, new financings, refinancing of maturing debt, proceeds from asset sales and dividends and tax sharing payments from the Bank.

BANKING

Liquidity. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. A standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. Government and other specified securities to net withdrawable accounts and borrowings payable in one year or less. See “BUSINESS – Regulation – Liquidity Requirements.”

The Bank’s primary sources of funds historically have consisted of:

•	principal and interest payments on loans and mortgage-backed securities;

•	savings deposits;

•	sales of loans and trading securities;

•	securitizations and sales of loans; and

•	borrowed funds, including funds borrowed from the FHLB of Atlanta.

The Bank’s holdings of readily marketable securities and eligible loans constitute another important source of liquidity. Approximately $670.8 million of these assets are pledged to the Federal Reserve Bank of Richmond, although there were no outstanding borrowings during fiscal year 2004. As of September 30, 2004, the estimated remaining borrowing capacity, after market value and other adjustments, against that portion of those assets that may be pledged to the FHLB of Atlanta and various securities dealers totaled $3.4 billion.

The Bank accesses the capital markets as an additional means of funding its operations and managing its capital ratios and asset growth. Specifically, the Bank has securitized financial assets, including home equity, home loan and automobile loan receivables, as well as single-family residential loans, because the securitizations provide the Bank with a source of financing at competitive rates and assist the Bank in maintaining compliance with regulatory capital requirements. Additionally, the securitizations have permitted the Bank to limit the credit risk associated with these assets while continuing to earn servicing fees and other income associated with the securitized assets.

Since 1988, the Bank has securitized approximately $23.5 billion of loan receivables. At September 30, 2004, the Bank continues to service $7.1 billion and $151.0 million of securitized residential mortgages and automobile loan receivables, respectively. Chevy Chase derives fee-based income from servicing these securitized portfolios. However, that fee-based income has been adversely affected in prior periods by increases in prepayments, delinquencies and charge-offs related to the receivables in these securitized pools.

The Bank securitized and sold $4.9 billion and $2.6 billion of loan receivables during fiscal year 2004 and 2003, respectively. At September 30, 2004 and 2003, the Bank had $2.0 billion and $1.4 billion, respectively, of loan receivables held for securitization and/or sale. The proceeds from the securitization and sale of various types of loan receivables will continue to be a significant source of liquidity for the Bank.

The Bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses. During fiscal year 2004, the Bank used the cash provided by operating, investing and financing activities primarily to (i) fund maturing savings certificates and deposit withdrawals of $52.4 billion, (ii) fund existing and continuing loan commitments, including real estate held for investment or sale, of $3.5 billion, (iii) purchase investments and loans of $7.8 billion and (iv) meet operating expenses, before depreciation and amortization, of $440.5 million. These commitments were funded primarily through (i) proceeds from customer deposits and sales of certificates of deposit of $53.2 billion, (ii) proceeds from sales of loans, trading securities and real estate of $6.5 billion, (iii) principal and interest collected on investments, loans, and securities of $3.6 billion and (iv) proceeds from borrowings of $706.9 million, net of repayment of borrowings.

At September 30, 2004, repayments of borrowed money scheduled to occur during the next 12 months were $2.2 billion. Certificates of deposit maturing during the next 12 months amounted to $1.3 billion. The Bank expects that a significant portion of these maturing certificates of deposit will remain with the Bank. In the event that deposit withdrawals are greater than anticipated, the Bank may have to increase deposit interest rates or rely on alternative and potentially higher cost sources of funds in order to meet its liquidity needs.

The Bank’s liquidity requirements in years subsequent to fiscal year 2004 will continue to be affected both by the asset size of the Bank, the growth of which may be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the Bank’s primary sources of funds, described above, will be sufficient to meet the Bank’s foreseeable liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

Commitments and Contingencies. The Bank periodically transfers loan receivables to special purpose entities that issue securities to investors. These investors are entitled to a return of cash flows, based on the principal and interest provided by the loan receivables transferred. This process is referred to as securitization. Since 1988, the Bank has securitized approximately $23.5 billion of loan receivables.

The Bank transfers receivables from time to time to a special purpose entity commonly referred to as a depositor. The depositor then establishes a trust for each particular securitization, and transfers the related loans to that particular trust. The trust uses proceeds from the sale of the securities to pay the depositor for the loans sold to the trust, and the depositor in turn pays the proceeds over to the Bank. These securitization vehicles are not consolidated within the Bank’s consolidated financial statements since they satisfy the criteria established by Statement of Financial Accounting Standards No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In general, these criteria require the securitization vehicles to be legally isolated from the transferor (the Bank), be limited to permitted activities, and have defined limits on the assets they can hold and the permitted sales, exchanges or distribution of its assets.

When the Bank sells or securitizes loans, the Bank generally retains the right to service the loans. At September 30, 2004, the Bank continues to service $7.1 billion and $151.0 million of securitized residential mortgages and automotive loan receivables, respectively. In addition, when the Bank sells or securitizes loans, the Bank may retain a limited amount of recourse through one or more means, most often the establishment of reserve accounts, overcollateralization of receivables or retention of subordinated classes. At September 30, 2004 and 2003, total recourse to the Bank related to loan securitization transactions was $14.8 million and $31.7 million, respectively. See Note 8 to the Consolidated Financial Statements for additional information concerning loan securitization transactions.

The Bank is also obligated under recourse provisions related to the servicing of certain of its residential mortgage loans. At September 30, 2004 and 2003, the recourse to the Bank under these arrangements totaled $4.0 million and $3.4 million, respectively.

The Bank’s commitments to extend credit at September 30, 2004 are set forth in the following table.

(In thousands)
Commitments to originate loans	$807,347

Loans in process (collateralized loans):
Home equity	1,155,364
Real estate construction and ground	220,728
Commercial	457,253

Subtotal	1,833,345

Loans in process (unsecured loans):
Overdraft lines	139,335
Commercial	330,541

Subtotal	469,876

Total commitments to extend credit	$3,110,568

Based on historical experience, the Bank expects to fund substantially less than the total amount of its outstanding overdraft line and home equity credit line commitments, which together accounted for 41.6% of commitments to extend credit at September 30, 2004.

The following table summarizes certain of our material contractual cash obligations associated with operating, investing and financing activities as of September 30, 2004:

	Payments due by period (In thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$2,003,987	$621,109	$829,221	$348,532	$205,125
Operating lease obligations	198,726	24,538	46,885	33,634	93,669

Total	$2,202,713	$645,647	$876,106	$382,166	$298,794

Additionally, the Bank’s 8% Preferred Stock pays quarterly dividends in arrears at a yearly rate of $2.00 per share, totaling approximately $10.0 million in preferred stock dividends to be paid by the Bank on an annual basis. The preferred stock is redeemable for cash, at $25.00 per share plus any accrued and unpaid dividends, at the Bank’s option on or after October 1, 2008. The preferred stock has no stated maturity.

There were no material commitments for capital expenditures at September 30, 2004.

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

FISCAL 2004 COMPARED TO FISCAL 2003

REAL ESTATE

The Real Estate Trust recorded a loss from continuing operations before depreciation of $4.6 million and an operating loss from continuing operations of $23.4 million for fiscal 2004, compared to income from continuing operations before depreciation of $4.9 million and an operating loss from continuing operations of $14.0 million for fiscal 2003. The changes reflect improved operating results in the hotel portfolio and lower write-downs of the Real Estate Trust’s non-public investments which were offset by declining results in the office and industrial portfolio, increased interest expense, the write-off of unamortized debt costs of $2.4 million, the early redemption premium of $6.5 million, included in interest and amortization of debt expense, associated with the payoff of the Real Estate Trust’s $200 million Senior Secured Notes and differences in the respective gains recognized on property sales, $9.1 million in fiscal 2003 compared to $2.8 million in fiscal 2004.

Income after direct operating expenses from hotels increased $6.3 million, or 22.9%, in fiscal 2004 from the level achieved in fiscal 2003. Total revenue increased $11.3 million, or 13.3%, as the overall occupancy percentage for the hotel properties increased from 61.1% in fiscal 2003 to 66.0% in fiscal 2004 while the average room rate increased $5.74, or 6.7% from $85.93 in fiscal 2003 to $91.67 in fiscal 2004, reflecting improved demand at the Real Estate Trust’s hotel properties, particularly the Northern Virginia and Florida properties. Room sales for fiscal 2004 increased $10.3 million, or 15.5%, from fiscal year 2003, while food, beverage and other sales increased $956,000, or 5.2%. Direct operating expenses increased $5.0 million, or 8.7%, reflecting increased operating costs, such as payroll, advertising and other operating costs associated with the increased hotel occupancy.

Income after direct operating expenses from office and industrial properties decreased $1.2 million, or 4.4%, in fiscal 2004 compared to fiscal 2003. Total revenue decreased $896,000, or 2.3%, in fiscal 2004 as increased vacancy during the first and second fiscal quarters of 2004, specifically at two of the Trust’s office properties, offset contractual rent increases. In addition, leased space is turning over at lower rental rates in the current fiscal period. Direct operating expenses increased $321,000, or 2.8% in fiscal 2004 as increased bad debt, repair and maintenance and utility costs were slightly offset by lower property taxes.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $329,000, or 25.3%, in fiscal 2004 principally due to increased revenue from the Real Estate Trust’s other real estate investments and higher interest income in the 2004 period reflecting the increased invested cash balance resulting from the net proceeds received from the $250 million Senior Secured Debt offering.

Land parcels and other expense increased $158,000, or 13.4%, in fiscal 2004 when compared to fiscal 2003 as a result of increased operating expenses at the Real Estate Trust’s other real estate investments.

Interest and amortization of debt expense increased $9.6 million, or 19.0%, from $50.5 million in the fiscal 2003 period to $60.1 million in the fiscal 2004 period. The fiscal 2004 period includes the $6.5 million redemption premium paid as a result of the early redemption of the $200 million Senior Secured Notes. Other interest expense, which increased $884,000 in the fiscal 2004 period, includes interest on the new $250 million Senior Secured Notes which were issued on February 25, 2004 and interest is payable from that date, therefore interest expense includes interest on both the $200 million and the $250 million Senior Secured Debt from February 25, 2004 through March 31, 2004. This overlap in interest resulted in additional interest charges of approximately $1.9 million in the fiscal 2004 period. This increase in interest expense was slightly offset by lower interest expense on other debt due to lower mortgage and line of credit balances and lower interest rates on those borrowings. The average balance of outstanding borrowings increased to $638.1 million in the fiscal 2004 period from $585.1 million in the fiscal 2003 period, reflecting the overlap period of the Senior Secured Debt which offset lower mortgage and line of credit balances. The average cost of borrowings was 9.06% in the fiscal 2004 period and 8.68% in the fiscal 2003 period, reflecting the $6.5 million redemption premium paid in fiscal 2004 which offset the 225 basis point reduction in the outstanding Senior Secured Note debt. Amortization of debt expense increased $2.2 million, reflecting the write-off of unamortized debt costs of $2.4 million relating to the $200 million Senior Secured Notes. This increase was slightly offset by lower other debt cost amortization reflecting debt refinancing and extensions which settled during the 2003 fiscal year.

Depreciation expense decreased $153,000, or 0.8%, as a result of the retirement of certain office and hotel improvements in fiscal 2003 which offset the additional depreciation expense of new income-producing assets and tenant improvements placed into service in fiscal 2004.

Advisory, management and leasing fees paid to related parties increased $747,000, or 6.1%, in the fiscal 2004 period when compared to the fiscal 2003 period. The advisory fee in fiscal 2004 was $472,000 per month compared to $458,000 per month for fiscal 2003, an aggregate increase of $168,000. The remainder of the cost increase, totaling $579,000, was due to higher hotel management fees reflecting the 13.3% increase in hotel revenue and increased office leasing costs paid.

General and administrative expense decreased $380,000, or 13.5%, from $2.8 million in the fiscal 2003 period to $2.4 million in the fiscal 2004 period. Lower legal and licensing costs were slightly offset by other increases, such as the write-off of certain acquisition and development costs for projects that the Real Estate Trust has determined not to pursue.

Equity in earnings of unconsolidated entities reflected net earnings of $7.8 million in the fiscal 2004 period as compared to $7.2 million in the fiscal 2003 period, an increase of approximately $600,000. Earnings from Saul Holdings Partnership and Saul Centers were lower by $239,000 in fiscal 2004 primarily due to the dilution caused by the November 2003 Saul Centers preferred stock offering. Losses from other investments totaled $616,000 in fiscal 2004 as compared to losses of $1.4 million in fiscal 2003. These losses are a result of write-downs of a certain non-public investment accounted for under the equity method.

The Real Estate Trust recorded an impairment charge of $998,000 in the fiscal 2003 period due to write-downs of certain non-public investments accounted for under the cost method. No impairment charges were recorded in the fiscal 2004 period.

In February 2004 the Commonwealth of Virginia acquired 7.93 acres of land owned by the Real Estate Trust for use in a highway project. The Commonwealth of Virginia has paid $3.6 million which has resulted in an initial gain of approximately $2.7 million. In addition, during the quarter ended June 30, 2004 the Real Estate Trust received a refund of approximately $117,000 for an expenditure relating to a September 2003 land sale. The original gain on the sale of this parcel was recorded in the fiscal year ended September 30 2003. This refund has been recorded as an additional gain on sale of this land parcel in the fiscal year ended September 30, 2004.

On September 25, 2003 the Real Estate Trust sold a land parcel in Rockville, Maryland for $11.3 million resulting in a gain of $9.1 million.

The Real Estate Trust has placed one of its hotel properties on the market for sale and has written down its investment in this asset by $310,000 to arrive at its estimated fair value, less cost to sell, of $2.1 million. Included in the fiscal 2004 period Loss from Operations of Discontinued Real Estate Asset of $1.0 million is the $310,000 write-down. The sale of this asset closed on December 9, 2004.

BANKING

Overview. The Bank recorded operating income of $231.2 million for the year ended September 30, 2004, compared to operating income of $146.2 million for the year ended September 30, 2003. The improvement in income in fiscal year 2004 was primarily due to increases in servicing, securitization and mortgage banking income, as well as net interest income and decreases in the provision for loan losses and depreciation and amortization expense. A decrease in automobile rental income and increases in salaries and employee benefits and other (non-interest) expenses partially offset the increased income. The Bank’s net income in future periods will continue to be affected by increased operating expenses associated with expansion of the Bank’s branch network and other areas of business and potential use of relatively higher cost sources of funding to support continued growth.

Net Interest Income. Net interest income, before the provision for loan losses, increased $32.2 million (or 13.1%) in fiscal year 2004 from fiscal year 2003. Interest income recorded on non-accrual assets and restructured loans totaled $0.2 million during fiscal year 2004. The Bank would have recorded interest income of $1.2 million in fiscal year 2004 if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank’s net interest income in future periods will continue to be adversely affected by the Bank’s non-performing assets. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Year Ended September 30,
	2004			2003			2002
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$10,081,196	$411,640	4.08%	$8,512,601	$402,405	4.73%	$7,349,188	$454,297	6.18%
Mortgage-backed securities	435,313	20,505	4.71	682,799	36,625	5.36	1,233,159	74,358	6.03
Federal funds sold and securities
purchased under agreements to resell	67,738	748	1.10	70,282	885	1.26	48,022	857	1.78
Trading securities	27,079	1,355	5.00	87,247	4,801	5.50	47,241	2,988	6.33
Investment securities	58,488	1,163	1.99	46,399	1,192	2.57	46,206	1,527	3.30
Other interest-earning assets	219,553	5,860	2.67	191,318	5,643	2.95	200,286	7,372	3.68

Total	10,889,367	441,271	4.05	9,590,646	451,551	4.71	8,924,102	541,399	6.07

Non-interest earning assets:
Cash	287,557			298,697			257,790
Real estate held for investment or sale	20,785			24,597			27,693
Property and equipment, net	482,874			471,845			454,282
Automobiles subject to lease, net	635,526			1,039,802			1,110,660
Goodwill and other intangible assets, net	24,181			24,597			25,832
Other assets	480,141			355,771			294,457

Total assets	$12,820,431			$11,805,955			$11,094,816

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,094,878	4,351	0.21	$1,799,489	4,601	0.26	$1,537,403	4,792	0.31
Savings deposits	1,200,609	3,294	0.27	1,099,990	4,921	0.45	974,371	9,346	0.96
Time deposits	1,746,956	33,447	1.91	1,925,830	49,195	2.55	2,370,643	98,262	4.14
Money market deposits	2,322,983	17,159	0.74	2,114,947	21,405	1.01	1,813,702	31,512	1.74

Total deposits	7,365,426	58,251	0.79	6,940,256	80,122	1.15	6,696,119	143,912	2.15
Borrowings	3,173,104	104,771	3.30	2,769,252	125,357	4.53	2,688,025	129,274	4.81

Total liabilities	10,538,530	163,022	1.55	9,709,508	205,479	2.12	9,384,144	273,186	2.91

Non-interest-bearing items:
Non-interest bearing deposits	1,146,484			1,091,918			845,455
Other liabilities	302,171			317,225			221,286
Minority interest	175,391			146,580			144,000
Stockholders’ equity	657,855			540,724			499,931

Total liabilities and stockholders’ equity	$12,820,431			$11,805,955			$11,094,816

Net interest income		$278,249			$246,072			$268,213

Net interest spread (2)			2.51%			2.59%			3.16%

Net yield on interest-earning assets (3)			2.56%			2.57%			3.01%

Interest-earning assets to interest-bearing liabilities			103.33%			98.78%			95.10%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Consolidated Statements of Operations and Comprehensive Income; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.

(2)	Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.

(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(In thousands)

	Year Ended September 30, 2004 Compared to Year Ended September 30, 2003 Increase (Decrease) Due to Change in (1)			Year Ended September 30, 2003 Compared to Year Ended September 30, 2002 Increase (Decrease) Due to Change in (1)
	Volume	Rate	Total Change	Volume	Rate	Total Change
Interest income:
Loans (2)	$68,343	$(59,108)	$9,235	$65,112	$(117,004)	$(51,892)
Mortgage-backed securities	(12,065)	(4,055)	(16,120)	(30,248)	(7,485)	(37,733)
Federal funds sold and securities purchased under agreements to resell	(31)	(106)	(137)	326	(298)	28
Trading securities	(3,046)	(400)	(3,446)	2,245	(432)	1,813
Investment securities	273	(302)	(29)	6	(341)	(335)
Other interest-earning assets	785	(568)	217	(318)	(1,411)	(1,729)

Total interest income	54,259	(64,539)	(10,280)	37,123	(126,971)	(89,848)

Interest expense:
Deposit accounts	4,657	(26,528)	(21,871)	5,070	(68,860)	(63,790)
Borrowings	16,549	(37,135)	(20,586)	3,828	(7,745)	(3,917)

Total interest expense	21,206	(63,663)	(42,457)	8,898	(76,605)	(67,707)

Increase (decrease) in net interest income	$33,053	$(876)	$32,177	$28,225	$(50,366)	$(22,141)

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.

(2)	Includes loans held for sale and/or securitization.

Interest Income in fiscal year 2004 decreased $10.3 million (or 2.3%) from fiscal year 2003 primarily as a result of lower interest income on mortgage-backed securities, which resulted from lower average yields and lower average balances of those securities. Also contributing to the decreased income were lower average yields on loans receivable, which was offset by a $1.6 billion increase in the average balances of loans receivables.

The Bank’s net interest spread decreased slightly to 2.51% in fiscal year 2004 from 2.59% in fiscal year 2003. The 8 basis point decrease reflected a greater decrease in interest earning asset average yields than interest bearing liability average costs. Average interest-earning assets as a percentage of average interest bearing liabilities increased to 103.3% in fiscal year 2004 compared to 98.8% in fiscal year 2003.

Interest income on loans, the largest category of interest-earning assets, increased $9.2 million from fiscal year 2003 primarily because of higher balances of loans receivable which was partially offset by lower average yields caused by declines in the various indices on which interest rates on adjustable rate loans are based. The average yield on the loan portfolio decreased 65 basis points (from 4.73% to 4.08%) from fiscal year 2003. Interest income on single-family residential loans increased $33.0 million due to $1.6 billion of higher average balances, which was partially offset by lower average yields during fiscal year 2004. Lower average yields and lower average balances of automobile loans resulted in a $28.9 million (or 49.6%) decrease in interest income on those loans.

Interest income on mortgage-backed securities decreased $16.1 million (or 44.0%) primarily because of a $247.5 million reduction in average balances and, to a lesser extent, a decrease in the average interest rates on those securities from 5.36% to 4.71%.

Interest expense on deposits decreased $21.9 million (or 27.3%) during fiscal year 2004, due to decreased average rates. The 36 basis point decrease in the average rate on deposits (from 1.15% to 0.79%) resulted from a reduction in the rates paid by the Bank in response to declines in market interest rates.

Interest expense on borrowings decreased $20.6 million (or 16.4%) in fiscal year 2004 compared to fiscal year 2003. The decrease resulted from lower average rates paid on Federal Home Loan Bank advances (from 4.68% to 3.19%) which resulted in a decrease of $9.3 million in interest expense. Partially offsetting the decrease in interest expense on borrowings was an increase in the average balance of Federal Home Loan Bank advances of $681.1 million (or 32.8%). In addition, the average rate on subordinated debentures decreased to 7.57% from 9.25% resulting in a decrease of $7.3 million in interest expense. On December 2, 2003, the Bank issued $175.0 million aggregate principal amount of 6 7/8% subordinated debentures due 2013. On January 2, 2004, the net proceeds of the offering, along with short-term borrowings, were used to redeem all $250.0 million of the Bank’s 9¼% subordinated debentures due 2005 and 2008.

Provision for Loan Losses. The Bank recorded a negative provision for loan losses of $14.5 million in fiscal year 2004 compared to a provision of $18.4 million in fiscal year 2003. Management’s prior decisions to discontinue subprime automobile lending and indirect consumer lending, and focus more on residential mortgages, have contributed to the improvement in the overall credit quality of the Bank’s loan portfolio. As balances of automobile loans continue to decline, charge-offs and delinquencies also have been declining. Potential problem assets also declined during the year ended September 30, 2004. The combination of these factors contributed to the Bank’s decision to reduce the allowance for loan losses. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other Income. Other non-interest income decreased slightly to $539.5 million in fiscal year 2004 from $539.8 million in fiscal year 2003. The $0.3 million decrease resulted from decreases in automobile rental income and was mostly offset by increases in servicing, securitization and mortgage banking income and deposit servicing fees.

Automobile rental income decreased to $157.0 million during fiscal year 2004 from $235.4 million in the prior year. The decrease resulted primarily from a $404.3 million (or 38.9%) decrease in average outstanding leases as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Servicing, securitization, and mortgage banking income increased to $211.9 million in fiscal year 2004, from $138.2 million in fiscal year 2003, primarily as a result of an increase in the volume of loans securitized and sold. The Bank securitized and sold $4.9 billion of loans receivable during fiscal year 2004 compared to $2.6 billion in the prior year.

Deposit servicing fees increased $6.6 million (or 5.4%) during fiscal year 2004 primarily due to fees generated from the continued expansion of the Bank’s branch and ATM network.

Operating Expenses. Operating expenses for fiscal year 2004 decreased $20.3 million (or 3.3%) from fiscal year 2003. The decrease in operating expenses is largely due to a decline in depreciation and amortization which was partially offset by increases in salaries and employee benefits and other (non-interest) expenses.

Depreciation and amortization decreased $55.5 million (or 25.7%) from fiscal year 2003, largely as a result of decreased depreciation expense of automobiles subject to lease. Depreciation expense related to automobiles subject to lease decreased $50.0 million, to $120.9 million during fiscal year 2004, due to lower levels of outstanding leases. The reduced levels reflect the Bank’s prior decision to discontinue origination of automobile leases.

Salaries and employee benefits increased $20.4 million (or 9.6%) during fiscal year 2004 due primarily to increased expenses in the residential mortgage lending area and retail branch network.

Other (non-interest) expenses increased $8.7 million (or 14.8%) primarily as a result of costs related to the January 2, 2004 redemption of the Bank’s $250.0 million of subordinated debentures due 2005 and 2008.

FISCAL 2003 COMPARED TO FISCAL 2002

REAL ESTATE

The Real Estate Trust recorded income from continuing operations before depreciation of $4.9 million and an operating loss from continuing operations of $14.0 million for fiscal 2003, compared to a loss from continuing operations before depreciation of $167,000 and an operating loss from continuing operations of $18.9 million for fiscal 2002. The increase was largely attributable to a $9.1 million gain on the sale of a property which offset higher impairment losses and losses on unconsolidated entities.

Income after direct operating expenses from hotels decreased $1.1 million, or 3.8%, in fiscal 2003 from the level achieved in fiscal 2002. Total revenue remained fairly constant between the periods, decreasing by $128,000, or approximately 0.2%, as increased revenues at many of the hotel properties were offset by a substantial decrease in revenue at one of the hotel properties as this property was under renovation for much of the fiscal 2003 and occupancy was lower due to rooms being taken out of service for the renovation. Room sales for fiscal 2003 decreased $100,000, or 0.1%, from fiscal year 2002, while food, beverage and other sales decreased $28,000, or 0.2%. Direct operating expenses increased $961,000, or 1.7%, due mainly to increased payroll and utility costs.

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

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, decreased $152,000, or 10.5%, principally due to lower interest income in the fiscal 2003 period.

Land parcels and other expense increased $43,000, or 3.8%, in fiscal 2003 from fiscal 2002 due to higher real estate taxes and other carrying charges.

Interest and amortization of debt expense remained relatively constant, increasing $99,000, or 0.2%, in fiscal 2003. Interest expense decreased $43,000, or less than 0.1% as the average balance of outstanding borrowings increased to $585.1 million for fiscal 2003 from $583.7 million for the prior fiscal year. The change in borrowings occurred as a result of mortgage loan refinancings and unsecured note sales. The average cost of borrowings was 8.68% in fiscal 2003 and 8.67% in fiscal 2002. Amortization of debt expense increased $142,000, or 15.0%, reflecting costs incurred in connection with obtaining and refinancing mortgage loans in the current and prior fiscal periods.

Depreciation expense increased $209,000, or approximately 1.1%, as a result of new income-producing assets and tenant improvements placed into service.

Advisory, management and leasing fees paid to related parties decreased $12,000, or 0.1%, in fiscal 2003. The advisory fee in fiscal 2003 was $458,000 per month compared to $475,000 per month for fiscal 2002, an aggregate decrease of $204,000. This decrease in advisory fees was partially offset by increased office management and leasing fees of $192,000.

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

During the 2004 fiscal period the Real Estate Trust placed one of its hotel properties on the market for sale. Operational results for this property have been included in the Loss from Operations of Discontinued Real Estate Asset for fiscal 2003 and 2002 of $865,000 and $631,000, respectively.

BANKING

Overview. The Bank recorded operating income of $146.2 million for the year ended September 30, 2003, compared to operating income of $103.6 million for the year ended September 30, 2002. The improvement in income in fiscal year 2003 was primarily due to increases in servicing, securitization and mortgage banking income and deposit servicing fees. A decrease in the provision for loan losses also contributed to the increased net income. Partially offsetting the increased income were a decrease in net interest income and an increase in operating expenses.

Net Interest Income. Net interest income, before the provision for loan losses, decreased $22.1 million (or 8.3%) in fiscal year 2003 from fiscal year 2002. There was no interest income recorded during fiscal year 2003 on non-accrual assets and restructured loans. The Bank would have recorded interest income of $2.1 million in fiscal year 2003 if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank’s net interest income in future periods will continue to be adversely affected by the Bank’s non-performing assets. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Provision for Loan Losses. The Bank’s provision for loan losses decreased to $18.4 million in fiscal year 2003 from $51.4 million in fiscal year 2002. The $33.0 million decrease largely reflects improved credit quality of the loan portfolio following the Bank’s prior decisions to stop originating indirect automobile loans. See “Financial Condition-Asset Quality-Allowances for Losses.”

Other Income. Other non-interest income increased to $539.8 million in fiscal year 2003 from $488.9 million in fiscal year 2002. The $50.9 million (or 10.4%) increase resulted from an increase in servicing, securitization and mortgage banking income, an increase in deposit servicing fees and an increase in other (non-interest) income.

Servicing, securitization and mortgage banking income increased to $138.2 million in fiscal year 2003, from $96.8 million in fiscal year 2002, primarily as a result of an increase in the volume of loans securitized and sold. The Bank securitized and sold $2.6 billion of loans receivable during fiscal year 2003 compared to $1.6 billion in the prior year.

Deposit servicing fees increased $8.8 million (or 7.8%) during fiscal year 2003 primarily due to fees generated from the continued expansion of the Bank’s branch and ATM network.

Other (non-interest) income increased to $43.8 million during fiscal year 2003 from $35.8 million in fiscal year 2002. Other (non-interest) income includes a gain of $5.5 million from the sale of one REO property during fiscal year 2003.

Operating Expenses. Operating expenses for fiscal year 2003 increased $19.1 million (or 3.2%) from fiscal year 2002. The increase in operating expenses was primarily the result of a $9.7 million (or 4.8%) increase in salaries and employee benefits due to the addition of staff in the residential mortgage lending area and retail branch network. Also contributing to the increase in operating expenses was an increase in depreciation and amortization of $13.3 million during the current year due to depreciation expense on automobiles subject to lease and, to a lesser extent, the fair market value adjustment of one office building held for sale.

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

The financial statements of the Trust and its consolidated subsidiaries are included in this report on the pages indicated and are incorporated herein by reference:

(a)	Report of Independent Auditors.	68

(b)	Consolidated Balance Sheets—As of September 30, 2004 and 2003.	69

(c)	Consolidated Statements of Operations—For the years ended September 30, 2004, 2003 and 2002.	70-71

(d)	Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity— For the years ended September 30, 2004, 2003 and 2002.	72

(e)	Consolidated Statements of Cash Flows—For the years ended September 30, 2004, 2003 and 2002.	73-74

(f)	Notes to Consolidated Financial Statements.	75-119

Summary financial information with respect to the bank is also included in Part I, Item 1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TRUSTEES AND SHAREHOLDERS

B.F. SAUL REAL ESTATE INVESTMENT TRUST

We have audited the accompanying consolidated balance sheets of B.F. Saul Real Estate Investment Trust (“the Trust”) as of September 30, 2004 and 2003, and the related consolidated statements of operations, comprehensive income and changes in shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B.F. Saul Real Estate Investment Trust as of September 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2004 in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in the notes to the consolidated financial statements, the Trust adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” effective July 1, 2003.

/s/ Ernst & Young LLP

McLean, Virginia December 6, 2004, except for paragraph two of Note 38, as to which the date is December 9, 2004

Consolidated Balance Sheets

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	September 30,
(In thousands)	2004	2003
ASSETS
Real Estate
Income-producing properties
Hotel	$264,020	$251,966
Office and industrial	184,454	180,385
Other	2,803	2,803

	451,277	435,154
Accumulated depreciation	(180,075)	(162,685)

	271,202	272,469
Land parcels	41,722	42,425
Real estate held for sale	2,090	2,536
Investment in Saul Holdings and Saul Centers	61,767	53,383
Cash and cash equivalents	31,842	18,979
Note receivable and accrued interest — related party	7,677	2,987
Other assets	41,869	36,506

Total real estate assets	458,169	429,285

Banking
Cash and due from banks	444,603	339,960
Interest-bearing deposits	97,945	74,667
Loans held for securitization and/or sale	1,965,476	1,378,831
Investment securities (market value of $70,905 and $46,531, respectively)	71,192	46,345
Mortgage-backed securities (market value of $415,503 and $490,764, respectively)	409,303	478,392
Loans receivable (net of allowance for losses of $37,750 and $58,397, respectively)	8,555,557	7,559,557
Federal Home Loan Bank stock	139,347	107,374
Real estate held for investment or sale (net of allowance for losses of $202 for both periods)	21,282	22,745
Property and equipment, net	492,907	490,731
Automobiles subject to lease, net	435,307	855,410
Goodwill and other intangible assets, net	24,035	24,329
Interest only strips receivable	287,840	139,781
Servicing assets, net	147,856	96,268
Other assets	178,197	165,050

Total banking assets	13,270,847	11,779,440

TOTAL ASSETS	$13,729,016	$12,208,725

LIABILITIES
Real Estate
Mortgage notes payable	$307,245	$318,265
Mortgage note payable real estate held for sale	4,071	4,172
Notes payable - secured	250,000	203,800
Notes payable - unsecured	56,428	55,349
Accrued dividends payable - preferred shares of beneficial interest	—	6,139
Other liabilities and accrued expenses	22,109	28,680
Deferred tax liability, net	36,448	36,451

Total real estate liabilities	676,301	652,856

Banking
Deposit accounts	8,855,118	8,100,505
Securities sold under repurchase agreements and other short-term borrowings	206,579	168,314
Federal Home Loan Bank advances	2,736,938	1,987,469
Custodial accounts	117,714	173,842
Amounts due to banks	65,177	69,081
Other liabilities	243,641	290,214
Capital notes - subordinated	175,000	250,000

Total banking liabilities	12,400,167	11,039,425

Commitments and contingencies
Minority interest held by affiliates	114,933	98,062
Minority interest — other	296,013	249,698

TOTAL LIABILITIES	13,487,414	12,040,041

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized, 6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	185,342	112,424

	285,443	212,525
Less cost of 1,834,088 common shares of beneficial interest in treasury	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	241,602	168,684

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,729,016	$12,208,725

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(In thousands, except per share amounts)	2004	2003	2002
REAL ESTATE
Income
Hotels	$96,402	$85,107	$85,235
Office and industrial (including $5,205, $5,290 and $5,100 of rental income earned from banking segment, respectively)	38,225	39,121	38,923
Other	1,629	1,300	1,452

Total income	136,256	125,528	125,610

Expenses
Direct operating expenses:
Hotels	62,602	57,606	56,645
Office and industrial properties	11,805	11,484	11,593
Land parcels and other	1,341	1,183	1,140
Interest and amortization of debt expense	60,130	50,529	50,430
Depreciation	18,806	18,959	18,750
Advisory, management and leasing fees - related parties	13,048	12,301	12,313
General and administrative	2,443	2,823	2,279

Total expenses	170,175	154,885	153,150

Equity in earnings (losses) of unconsolidated entities:
Saul Holdings and Saul Centers	8,404	8,643	9,057
Other, including impairment	(616)	(1,395)	(246)
Impairment loss on investments	—	(998)	(188)
Gain on sales of property	2,769	9,079	—

REAL ESTATE OPERATING LOSS	$(23,362)	$(14,028)	$(18,917)

BANKING
Interest income
Loans	$411,640	$402,405	$454,297
Mortgage-backed securities	20,505	36,625	74,358
Other	9,126	12,521	12,744

Total interest income	441,271	451,551	541,399

Interest expense
Deposit accounts	58,251	80,122	143,912
Short-term borrowings	20,012	10,836	15,401
Long-term borrowings	84,759	114,521	113,873

Total interest expense	163,022	205,479	273,186

Net interest income	278,249	246,072	268,213
Provision for loan losses	14,522	(18,422)	(51,367)

Net interest income after provision for loan losses	292,771	227,650	216,846

Other income
Deposit servicing fees	129,107	122,473	113,640
Servicing and securitization income	211,947	138,213	96,827
Automobile rental income, net	157,034	235,360	242,646
Other	41,406	43,795	35,789

Total other income	539,494	539,841	488,902

Continued on following page.

Consolidated Statements of Operations (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(In thousands, except per share amounts)	2004	2003	2002
BANKING (Continued)
Operating expenses
Salaries and employee benefits	$233,093	$212,697	$203,004
Servicing assets amortization and other loan expenses	53,542	50,923	54,196
Property and equipment (including $5,290, $5,100 and $3,983 of rental expense paid to real estate segment, respectively)	39,032	38,309	42,256
Marketing	12,171	9,516	7,497
Data processing	35,452	35,301	32,498
Depreciation and amortization	160,509	215,961	202,619
Other	67,251	58,594	60,096

Total operating expenses	601,050	621,301	602,166

BANKING OPERATING INCOME	$231,215	$146,190	$103,582

TOTAL COMPANY
Income from continuing operations before income taxes and minority interest	$207,853	$132,162	$84,665
Income tax provision	70,232	46,523	23,364

Income from continuing operations before minority interest	137,621	85,639	61,301
Minority interest held by affiliates	(23,070)	(13,926)	(9,671)
Minority interest — other	(37,195)	(26,160)	(25,313)

INCOME FROM CONTINUING OPERATIONS	77,356	45,553	26,317
Discontinued real estate operations:
Loss from operations of discontinued real estate asset
(including loss on disposal of $310, $—, $—, respectively)	(1,009)	(865)	(631)
Income tax benefit	(353)	(302)	(221)

LOSS ON DISCONTINUED REAL ESTATE OPERATIONS	(656)	(563)	(410)

Income before cumulative effect of change in accounting principle	76,700	44,990	25,907
Cumulative effect of change in accounting principle, net of tax	—	897	—

TOTAL COMPANY NET INCOME	$76,700	$45,887	$25,907
Dividends: Real Estate Trust’s preferred shares of beneficial interest	(5,418)	(5,418)	(5,418)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$71,282	$40,469	$20,489

NET INCOME (LOSS) PER COMMON SHARE
Income from continuing operations	$14.96	$8.33	$4.32
Discontinued operations	(0.14)	(0.12)	(0.08)
Cumulative effect of change in accounting principle	—	0.19	—

NET INCOME PER COMMON SHARE (BASIC AND DILUTED)	$14.82	$8.40	$4.24

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(Dollars in thousands)	2004	2003	2002
COMPREHENSIVE INCOME
Net income	$76,700	$45,887	$25,907
Other comprehensive income:
Cumulative effect of change in accounting principle	—	—	1,614
Net unrealized gain on cash flow hedges	—	—	1,147
Income tax related to other comprehensive income	—	—	(1,091)

Other comprehensive income, net of tax	—	—	1,670

TOTAL COMPREHENSIVE INCOME	$76,700	$45,887	$27,577

CHANGES IN SHAREHOLDERS’ EQUITY
PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of year (516,000 shares)	$516	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of year (6,641,598 shares)	6,642	6,642	6,642

PAID-IN SURPLUS
Beginning and end of year	92,943	92,943	92,943

RETAINED EARNINGS
Beginning of year	112,424	68,438	46,543
Net income	76,700	45,887	25,907
Adjustments - Saul Holdings investment, net of taxes of $1,120, $1,894 and $757, respectively	2,080	3,517	1,406
Dividends:
Real Estate Trust preferred shares of beneficial interest	(5,418)	(5,418)	(5,418)
Real Estate Trust common shares of beneficial interest	(444)	—	—

End of year	185,342	112,424	68,438

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of year	—	—	(1,670)
Cumulative effect of change in accounting principle	—	—	977
Net unrealized gain (loss) on cash flow hedges	—	—	693

End of year	—	—	—

TREASURY SHARES
Beginning of year (1,834,088, 1,814,688 and 1,814,688 shares, respectively)	(43,841)	(41,848)	(41,848)
Purchases (19,400 shares)	—	(1,993)	—

End of year (1,834,088, 1,834,088 and 1,814,688 shares, respectively)	(43,841)	(43,841)	(41,848)

TOTAL SHAREHOLDERS’ EQUITY	$241,602	$168,684	$126,691

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(In thousands)	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss	$(15,580)	$(9,815)	$(12,777)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	19,053	19,330	19,147
Amortization of debt expense	4,507	2,028	1,847
Equity in earnings of unconsolidated entities, net	(7,788)	(7,248)	(8,811)
Impairment losses on investments	—	998	188
Gain on sale of property	(2,769)	(9,079)	—
Loss on disposal of discontinued real estate asset	310	—	—
Deferred tax (benefit) provision	(1,123)	(657)	2,637
Increase in accounts receivable and accrued income	(10,766)	(3,346)	(12,150)
(Decrease) increase in accounts payable and accrued expenses	(6,023)	(3,465)	1,425
Dividends and tax sharing payments	33,611	27,460	21,667
Other	(1,725)	(2,435)	(2,245)

	11,707	13,771	10,928

Banking
Net income	92,280	55,702	38,684
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	28,502	24,393	16,220
Deferred tax (benefit) provision	(49,481)	42,812	18,725
Depreciation and amortization	160,509	215,961	202,627
Provision for loan losses	(14,522)	18,422	51,367
Minority interest held by affiliates	23,070	13,926	9,671
Minority interest—other	18,193	9,750	9,750
Proceeds from sales of trading securities	668,458	2,297,793	1,196,001
Purchases and net fundings of loans held for securitization and/or sale	(6,686,606)	(6,438,614)	(4,556,397)
Proceeds from sales of loans held for securitization and/or sale	5,810,798	3,773,127	2,286,369
Increase in interest-only strips receivable	(148,059)	(50,475)	(26,328)
(Increase) decrease in servicing assets	(51,588)	(35,838)	1,996
Increase (decrease) in other assets	(20,938)	4,570	17,219
(Decrease) increase in custodial accounts	(56,128)	(34,963)	95,349
Increase (decrease) in other liabilities	10,267	(38,936)	5,412
Other	(12,938)	(40,008)	(8,049)

	(228,183)	(182,378)	(641,384)

Net cash used in operating activities	(216,476)	(168,607)	(630,456)

CASH FLOWS FROM INVESTING ACTIVITIES

Real Estate
Capital expenditures - properties	(17,973)	(9,855)	(8,758)
Property sales	3,719	11,306	9,650
Note receivable and accrued interest — related party (Advances)/repayments, net	(4,690)	3,500	1,300
Equity investment in unconsolidated entities	3,220	4,213	3,508
Other investments	(800)	(1,864)	(3,271)
Other	—	—	(239)

	(16,524)	7,300	2,190

Banking
Proceeds from maturities of investment securities	10,000	—	45,000
Purchases of investment securities	(34,917)	—	(45,717)
Proceeds from redemption of Federal Home Loan Bank stock	287,599	152,625	84,559
Purchases of Federal Home Loan Bank stock	(319,573)	(171,350)	(60,177)
Net principal collected of loans	463,338	2,348,511	1,917,169
Purchases of loans receivable	(1,951,074)	(3,309,953)	(1,207,628)
Principal collected on mortgage-backed securities	186,654	636,084	464,622
Purchases of mortgage-backed securities	(9,105)	—	(21,450)
Net repayments (purchases) of automobiles subject to lease	299,199	84,603	(162,386)
Net purchases of property and equipment	(64,197)	(32,175)	(55,839)
Net proceeds from sales of property and equipment	23,320	—	—
Net proceeds from sales of real estate	9,500	13,957	21,905
Disbursements for real estate held for investment or sale	(3,272)	(3,525)	(10,884)

	(1,102,528)	(281,223)	969,174

Net cash provided by (used in) investing activities	(1,119,052)	(273,923)	971,364

Continued on following page.

Consolidated Statements of Cash Flows (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(In thousands)	2004	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES

Real Estate
Proceeds from mortgage financing	$—	$46,000	$14,562
Principal curtailments and repayments of mortgages	(9,923)	(48,600)	(18,261)
Net secured note financings (repayments)	46,200	2,050	(750)
Proceeds from sales of unsecured notes	6,877	5,539	7,601
Repayments of unsecured notes	(5,798)	(5,346)	(3,162)
Costs of obtaining financings	(7,676)	(1,705)	(1,005)
Purchase of treasury stock	—	(1,993)	—
Cash dividends paid on preferred stock	(11,556)	(12,000)	(12,000)
Cash dividends paid on common stock	(444)	—	—

	17,680	(16,055)	(13,015)

Banking
Proceeds from customer deposits and sales of certificates of deposit	53,155,374	45,309,516	48,432,739
Customer withdrawals of deposits and payments for maturing certificates of deposit	(52,400,761)	(44,646,596)	(48,557,624)
Net increase (decrease) in securities sold under repurchase agreements	16,062	(499,324)	394,303
Advances from the Federal Home Loan Bank	17,470,676	13,445,065	7,271,409
Repayments of advances from the Federal Home Loan Bank	(16,721,207)	(13,160,560)	(7,809,043)
Net increase (decrease) in other borrowings	22,203	8,154	(17,169)
Issuance of 6-7/8% subordinated debentures	171,938	—	—
Issuance of 8% Noncumulative Perpetual Preferred Stock, Series C	120,622	—	—
Redemption of 13% Noncumulative Perpetual Preferred Stock, Series A	(81,750)	—	—
Redemption of 9-1/4% Subordinated Debentures	(252,775)	—	—
Cash dividends paid on preferred stock	(10,750)	(9,750)	(9,750)
Cash dividends paid on common stock	(31,000)	(20,000)	(20,000)

	1,458,632	426,505	(315,135)

Net cash provided by (used in) financing activities	1,476,312	410,450	(328,150)

Net increase (decrease) in cash and cash equivalents	140,784	(32,080)	12,758
Cash and cash equivalents at beginning of year	433,606	465,686	452,928

Cash and cash equivalents at end of year	$574,390	$433,606	$465,686

Components of cash and cash equivalents at end of year as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$31,842	$18,979	$13,963
Banking
Cash and due from banks	444,603	339,960	329,471
Interest-bearing deposits	97,945	74,667	122,252

Cash and cash equivalents at end of year	$574,390	$433,606	$465,686

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$227,757	$248,372	$320,582
Income taxes paid	107,689	17,415	19,226
Shares of Saul Centers, Inc. common stock	9,330	7,835	7,988
Cash received during the year from:
Dividends on shares of Saul Centers, Inc. common stock	6,023	5,521	4,969
Distributions from Saul Holdings Limited Partnership	6,527	6,527	6,527

Supplemental disclosures of noncash activities:
Rollovers of notes payable - unsecured	6,432	7,005	4,880
Loans made in connection with the sale of real estate	—	—	900
Loans receivable transferred to real estate acquired in settlement of loans	3,376	3,019	4,174
Loans receivable exchanged for mortgage-backed securities held-to-maturity	108,640	88,471	—

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – TRUST:

GENERAL

B.F. Saul Real Estate Investment Trust operates as a Maryland real estate investment trust. The principal business activities of B.F. Saul Real Estate Investment Trust and its consolidated subsidiaries (the “Trust” or “Total Company”) are the ownership of 80% of the outstanding common stock of Chevy Chase Bank, F.S.B., whose assets accounted for 97% of the Trust’s consolidated assets as of September 30, 2004, and the ownership and development of income-producing properties. The properties are located predominantly in the mid-Atlantic and Southeastern regions of the United States and consist principally of hotels, office projects, and undeveloped land parcels. Chevy Chase Bank, F.S.B. is a federally chartered and federally insured stock savings bank and, as such, is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and by the Federal Deposit Insurance Corporation (“FDIC”). The bank is principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and various types of consumer loans and leases and commercial loans. The bank’s principal deposit market is the Washington, DC metropolitan area.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Real Estate Trust and its subsidiaries. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results, and cash flows for two business segments: Real Estate and Banking. Entities in which the Trust holds a non-controlling interest (generally 50% or less) are accounted for on the equity method. See Note 3. All significant inter-company transactions, except as disclosed elsewhere in the financial statements, including inter-company office rental agreements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the Bank are presented gross in the Consolidated Statements of Cash Flows.

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

The Trust uses an asset and liability approach in accounting for income taxes. Deferred income taxes are recorded using currently enacted tax laws and rates. To the extent that realization of deferred tax assets is more likely than not, no valuation allowance is recorded to reduce the carrying value of the asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NET INCOME PER COMMON SHARE

Net income per common share is determined by dividing net income, after deducting preferred share dividend requirements, by the weighted average number of common shares outstanding during the year. For fiscal years 2004, 2003 and 2002 weighted average number of shares used in the calculation was 4,807,510, 4,819,628 and 4,826,910, respectively. The Trust has no common share equivalents.

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for the years ended September 30, 2003 and 2002 to conform with the presentation used for the year ended September 30, 2004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—REAL ESTATE TRUST:

CASH EQUIVALENTS

The Real Estate Trust considers all highly liquid, temporary investments with an original maturity of three months or less and money market accounts to be cash equivalents.

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

Depreciation is calculated using the straight-line method and estimated useful lives of 28 to 50 years for buildings and up to 20 years for certain other improvements. Tenant improvements are amortized over the lesser of their estimated useful lives or the lives of the related leases using the straight-line method.

INCOME RECOGNITION

The Real Estate Trust derives room and other revenues from the operations of its hotel properties. Hotel revenue is recognized as earned. The Real Estate Trust derives rental income under noncancelable long-term leases from tenants at its commercial properties. Commercial property rental income is recognized on a straight-line basis. Expense recoveries at the commercial properties represent a portion of property expenses billed to tenants, including real estate taxes and operating expense recoveries, many of which are subject to base year limits as defined in the applicable lease agreements. Expense recoveries are recognized in the period in which the related expenses are incurred.

ACCOUNTS RECEIVABLE AND ACCRUED INCOME

Accounts receivable of approximately $12.6 million and $9.6 million at September 30, 2004 and 2003, respectively, included in other assets in the financial statements, primarily represents amounts due from commercial property tenants in accordance with the terms of the respective leases and hotel property accounts based on contractual payment obligations. Receivables are reviewed monthly and reserves established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable from commercial property tenants includes minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents and Notes Receivable – Related Party

The carrying amount approximates fair value because of the short-term maturity of these instruments.

Liabilities

The fair market value of notes payable—secured is approximately $250 million. The fair value of mortgage notes payable is based on management’s estimate of current market rates for its debt. At September 30, 2004, and 2003, the fair value of mortgage notes payable was $331.9 and $326.4 million, respectively. The fair value of notes payable—unsecured is based on the rates currently offered by the Real Estate Trust for similar notes. At September 30, 2004 and 2003, the fair value of notes payable—unsecured was $60.0 and $59.9 million.

ADOPTION OF NEW ACOUNTING STANDARDS

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 is an Interpretation of Accounting Research Bulletin No. 51 and addresses consolidation by business enterprises of variable interest entities (“VIEs”). FIN 46 is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of FIN 46 to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests in another enterprise is considered the primary beneficiary of that enterprise and, therefore, should consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures. At September 30, 2004, the Real Estate Trust does not have any unconsolidated entities or VIEs and therefore the adoption of FIN 46 will not have an impact on its financial condition or results of operations.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – THE BANK:

Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

Federal Reserve Board regulations require the Bank to maintain reserves in the form of cash or deposits in its account at the Federal Reserve Bank of Richmond. The Bank’s average reserve requirements, before credit for vault cash, were $70.5, $56.0 and $44.1 million during the years ended September 30, 2004, 2003 and 2002, respectively.

Loans Held for Securitization and/or Sale:

At September 30, 2004, loans held for securitization and sale were composed of single-family residential and home equity loans of $1,965.1 million and $394,000 respectively. At September 30, 2003, loans held for securitization and sale were composed entirely of single-family residential loans. These loans are originated or purchased for sale in the secondary market and are carried at the lower of aggregate cost or aggregate market value. Single-family residential loans held for sale will either be sold or will be exchanged for mortgage-backed securities and then sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Gains and losses on sales of loans held for sale are determined using the specific identification method.

The Bank periodically securitizes and sells certain pools of loan receivables in the public and private markets in transactions that are recorded as sales. Loans held for securitization and sale are reported at the lower of aggregate cost or aggregate market value for each asset type.

U.S. Government and Mortgage-Backed Securities:

The Bank classifies its U.S. Government and mortgage-backed securities as either “held-to-maturity,” “available-for-sale” or “trading” at the time such securities are acquired. U.S. Government and mortgage-backed securities classified as “held-to-maturity” are reported at amortized cost. U.S. Government and mortgage-backed securities classified as “available-for-sale” are reported at fair value, with unrealized gains and losses, net of the related tax effect, reported as a separate component of stockholders’ equity. U.S. Government and mortgage-backed securities classified as “trading” are reported at fair value, with unrealized gains and losses included in earnings. All U.S. Government securities and mortgage-backed securities are classified as held-to-maturity at September 30, 2004 and 2003. Premiums and discounts on U.S. Government securities and mortgage-backed securities are amortized or accreted using the level-yield method.

Trading Securities:

As part of its mortgage banking activities, the Bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Proceeds from sales of trading securities were $668.5, $2,297.8 and $1,196.0 million during the years ended September 30, 2004, 2003 and 2002, respectively. The Bank realized net gains of $7.6, $37.8 and $13.3 million on the sales of trading securities for the years ended September 30, 2004, 2003 and 2002, respectively. Gains and losses on sales of trading securities are determined using the specific identification method. There were no mortgage-backed securities classified as trading securities at September 30, 2004 and 2003.

The Bank sold its stock held in Concord EFS, Inc. during fiscal year 2003. The Bank recognized net losses of $47,000 and $2.1 million on this investment during the years ended September 30, 2003 and 2002, respectively.

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

At September 30, 2004 and 2003, the Bank had one impaired loan with a book value of $242,000 and $249,000, respectively. The Bank did not recognize any interest income on impaired loans during the years ended September 30, 2004, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Loan Losses:

The allowance for loan losses represents management’s estimate of credit losses inherent in the Bank’s loan portfolios as of the balance sheet date. The Bank’s methodology for assessing the appropriate level of the allowance consists of several key elements, which include the allocated allowance, specific allowances for identified loans and the unallocated allowance. Management reviews the adequacy of the allowance for loan losses using a variety of measures and tools including historical loss performance, delinquent status, current economic conditions, internal risk ratings and current underwriting policies and procedures.

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

Non-homogeneous type loans, such as commercial banking loans and real estate banking loans, are analyzed and segregated by risk according to the Bank’s internal risk rating system. These loans are reviewed by the Bank’s credit and loan review groups on an individual loan basis to assign a risk rating. Industry loss factors are applied based on the risk rating assigned to the loan. A specific allowance may be assigned to individually identified non-homogeneous type loans that have been determined to be impaired. Any specific allowance considers all available evidence including, as appropriate, the present value of payments expected to be received, observable market price or, for loans that are solely dependent on collateral for repayment, the estimated fair value of the collateral.

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

Real Estate Held for Investment:

At September 30, 2004 and 2003, real estate held for investment consists of developed land owned by one of the Bank’s subsidiaries. Real estate held for investment is carried at the lower of cost or net realizable value. See Note 14.

Real Estate Held for Sale:

Real estate held for sale consists of real estate acquired in settlement of loans (“REO”) and is carried at the lower of cost or fair value (less estimated selling costs). Costs relating to the development and improvement of property, including interest, are capitalized, whereas costs relating to the holding of property are expensed. At September 30, 2003, based on an analysis of the values of REO and the prospects for recoveries of values, the Bank charged off against its valuation allowances, REO in the amount of $71.3 million.

Property and Equipment:

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method, which allocates the cost of the applicable assets over their estimated useful lives as set forth in Note 9. Major improvements and alterations to office premises and leaseholds are capitalized. Leasehold and tenant improvements are amortized over the shorter of the terms of the respective leases (including renewal options that are expected to be exercised) or 20 years. Maintenance and repairs are charged to operating expenses as incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Goodwill and Other Intangible Assets:

The Bank adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on October 1, 2002. SFAS 142 requires that goodwill no longer be amortized, but, instead, be subjected to impairment testing. An impairment loss on goodwill is recognized if the fair value is less than the carrying amount. At September 30, 2004 and 2003, the fair value of the goodwill recorded on the Bank’s balance sheet exceeded its carrying value. At September 30, 2004 and 2003, goodwill totaled $23.7 million. See Note 15.

The premium attributable to the value of home equity relationships related to certain home equity loans purchased in fiscal 1999, amounting to $320,000 and $614,000 at September 30, 2004 and 2003, respectively, is included in goodwill and other intangible assets in the Consolidated Balance Sheets. This premium is being amortized over the estimated term of the underlying relationships. The Bank did not purchase any home equity loans during fiscal years 2004, 2003 and 2002.

Accumulated amortization of goodwill and other intangible assets was $54.4 and $54.1 million at September 30, 2004 and 2003, respectively.

Servicing Assets:

Servicing assets are recorded when purchased and in conjunction with loan sale and securitization transactions. Servicing assets, which are stated net of accumulated amortization, are amortized in proportion to the remaining net servicing revenues estimated to be generated by the underlying loans.

The Bank periodically evaluates its servicing assets for impairment based upon fair value. For purposes of evaluating impairment, the Bank stratifies its servicing assets taking into consideration relevant risk characteristics including loan type and note rate. The fair value of servicing assets is estimated using projected cash flows, adjusted for the effect of anticipated prepayments, and a market discount rate. To the extent the carrying value of servicing assets exceeds the fair value of such assets, a valuation allowance is recorded. See Note 16.

Interest-Only Strips Receivable:

The Bank accounts for its interest-only certificates and/or interest-only strips receivable (collectively “interest-only strips receivable”) as trading securities and, accordingly, carries them at fair value. The Bank estimates the fair value of the interest-only strips receivable on a discounted cash flow basis using market based discount and prepayment rates. The fair value adjustments for interest-only strips receivable are included in servicing, securitization and mortgage banking income. Fair value write downs of $30.3, $12.5 and $7.2 million were recorded in the years ended September 30, 2004, 2003 and 2002, respectively.

Interest income on interest-only strips receivable is recognized using the level yield method over the estimated lives of the underlying loans. The Bank uses certain assumptions to calculate the carrying values of the interest-only strips receivable, mainly estimates of prepayment speeds, credit losses and interest rates, which are beyond the control of the Bank. To the extent actual results differ from the assumptions, the carrying values are adjusted accordingly.

Interest-only strips receivable capitalized in the years ended September 30, 2004, 2003 and 2002 amounted to $235.9, $108.9 and $68.6 million, respectively, and were related to the securitization and sale of loan receivables. See Note 17.

Derivative Financial Instruments:

The Bank uses derivative financial instruments to reduce interest-rate risk with respect to its mortgage banking activities. At September 30, 2004 and 2003, all derivatives are recorded on the balance sheet at their fair market value. See Note 29.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Adoption of New Accounting Standard:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 is an Interpretation of Accounting Research Bulletin No. 51 and addresses consolidation by business enterprises of variable interest entities (“VIEs”). FIN 46 is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of FIN 46 to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests in another enterprise is considered the primary beneficiary of that enterprise and, therefore, should consolidate the VIE. The primary beneficiary of a VIE is also required to include various disclosures in interim and annual financial statements. Additionally, an enterprise that holds a significant variable interest in a VIE, but that is not the primary beneficiary, is also required to make certain disclosures. The Bank is the primary beneficiary of one VIE, which holds the ground lease under the Bank’s executive offices. The Bank adopted FIN 46 effective July 1, 2003 and, as a result, recorded a gain of $897,000 as a cumulative effect of a change in accounting principle, net of tax. In addition, upon adoption, the Bank recorded $31.4 million each in property and equipment and minority interest related to the ground lease. See Note 33.

4. LIQUIDITY AND CAPITAL RESOURCES—REAL ESTATE TRUST:

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

During fiscal 2004, 2003 and 2002, the Bank made tax sharing payments totaling $8.8, $11.5 and $5.7 million to the Real Estate Trust. During fiscal 2004, 2003 and 2002, the Bank made dividend payments totaling $24.8, $16.0 and $16.0 million to the Real Estate Trust.

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

5. SAUL HOLDINGS LIMITED PARTNERSHIP AND SAUL CENTERS, INC.—REAL ESTATE TRUST:

In fiscal 1993, the Real Estate Trust entered into a series of transactions undertaken in connection with an initial public offering of common stock of a newly organized corporation, Saul Centers, Inc. The Real Estate Trust transferred its 22 shopping centers and one of its office properties together with the debt associated with such properties to a newly formed partnership, Saul Holdings, in which as of September 30, 2004, the Real Estate Trust owns (directly or through one of its wholly owned subsidiaries) a 19.5% interest, other entities affiliated with the Real Estate Trust own a 4.7% interest, and Saul Centers owns a 75.8% interest. Certain officers and trustees of the Trust are also officers and/or directors of Saul Centers.

In connection with the transfer of its properties to Saul Holdings, the Real Estate Trust was relieved of approximately $196 million in mortgage debt and deferred interest. Pursuant to a reimbursement agreement among the partners of Saul Holdings and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships have agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At September 30, 2004, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $100 million. The Real Estate Trust believes that Saul Holdings will be able to make all payments due with respect to its debt obligation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The management of Saul Centers has adopted a strategy of maintaining a ratio of total debt to total asset value, as estimated by management, of fifty percent or less. The management of Saul Centers has concluded at September 30, 2004, that the total debt of Saul Centers remains below fifty percent of total asset value. The total asset value is determined by the management of Saul Centers as the aggregate fair value of the portfolio of properties by reference to the properties’ aggregate cash flow. As a result, the management of the Real Estate Trust has concluded that fundings under the reimbursement agreement are remote.

As of September 30, 2004, the Real Estate Trust’s investment in the consolidated entities of Saul Centers, which is accounted for under the equity method, consisted of the following.

(In thousands)
Saul Holdings:
Investment in partnership units	$12,045
Distributions in excess of allocated net income	(21,169)
Saul Centers:
Investment in common shares	84,291
Distributions in excess of allocated net income	(13,400)

Total	$61,767

The Trust’s investments in Saul Centers exceeded the underlying book value of the investment at the time of the purchases. At September 30, 2004 the cumulative excess totaled $79.0 million. This amount is being amortized over the useful life of the underlying real estate assets. At September 30, 2004, the unamortized balance was $70.3 million.

As of September 30, 2004, the Real Estate Trust, through its partnership interest in Saul Holdings of 19.5% and its ownership of common shares of Saul Centers of 25.1% (market value of $134.5 million at September 30, 2004), effectively owns 38.5% of the consolidated entities of Saul Centers. Substantially all of these shares and/or units have been deposited as collateral for the Trust’s revolving lines of credit. See Note 7.

The unaudited Condensed Consolidated Balance Sheets as of September 30, 2004 and 2003, and the unaudited Condensed Consolidated Statements of Operations for the years ended September 30, 2004, 2003 and 2002 of Saul Centers follow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,
(In thousands)	2004	2003
Assets
Real estate investments	$666,834	$537,172
Accumulated depreciation	(176,848)	(161,153)
Other assets	70,143	41,515

Total assets	$560,129	$417,534

Liabilities and stockholders’ equity (deficit)
Notes payable	$429,498	$400,668
Other liabilities	31,754	22,470

Total liabilities	461,252	423,138
Total stockholders’ equity (deficit)	98,877	(5,604)

Total liabilities and stockholders’ equity (deficit)	$560,129	$417,534

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Twelve Months Ended September 30,
(In thousands)	2004	2003	2002
Revenue
Base rent	$87,785	$76,900	$73,893
Other revenue	21,617	19,363	18,182

Total revenue	109,402	96,263	92,075

Expenses
Operating expenses	21,795	19,843	17,752
Interest expense and amortization of debt expense	26,357	26,701	25,582
Depreciation and amortization	20,458	16,815	17,468
General and administrative	7,785	6,032	5,226

Total expenses	76,395	69,391	66,028

Operating income	33,007	26,872	26,047
Non-operating item
Gain on sale of property	754	—	1,426

Net income before minority interest	33,761	26,872	27,473
Minority interest	(8,100)	(8,082)	(8,069)

Net income	25,661	18,790	19,404
Preferred dividends	(7,244)	—	—

Net income available to common shareholders	$18,417	$18,790	$19,404

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. INVESTMENT PROPERTIES—REAL ESTATE TRUST:

The following table summarizes the cost basis of income-producing properties and land parcels together with their related debt.

(Dollars in thousands)	No.	Land	Buildings and Improvements	Total	Related Debt
September 30, 2004
Income-producing properties (1)
Hotels	17	$18,141	$245,879	$264,020	$159,026
Office and industrial	13	14,786	169,668	184,454	149,593
Other	4	2,803	—	2,803	—

	34	$35,730	$415,547	$451,277	$308,619	(2)

Land Parcels	10	$41,722	$—	$41,722	$—

(1)	Excludes real estate held for sale.

(2)	Amount includes $307.2 million of mortgage notes payable and approximately $1.4 million of capital leases.

(Dollars in thousands)	No.	Land	Buildings and Improvements	Total	Related Debt
September 30, 2003:
Income-producing properties (3)
Hotels	17	$18,141	$233,825	$251,966	$163,743
Office and industrial	13	14,786	165,599	180,385	155,228
Other	4	2,803	—	2,803	—

	34	$35,730	$399,424	$435,154	$318,971	(4)

Land Parcels	9	$42,425	$—	$42,425	$—

(3)	Excludes real estate held for sale.

(4)	Amount includes $318.3 million of mortgage notes payable and $700,000 of capital leases.

On September 25, 2003, the Real Estate Trust sold 7.7 acres located in Rockville, Maryland, for $11.3 million, and recognized a gain of $9.1 million on the transaction.

In February 2004 the Commonwealth of Virginia acquired 7.93 acres of land owned by the Real Estate Trust for use in a highway project. The Commonwealth of Virginia has paid $3.6 million which has resulted in an initial gain of approximately $2.7 million.

During the quarter ended June 30, 2004 the Real Estate Trust received a refund of approximately $117,000 for an expenditure relating to the September 2003 land sale. The original gain on the sale of this parcel was recorded in the fiscal year ended September 30 2003. This refund has been recorded as an additional gain on sale of this land parcel in the year ended September 30, 2004.

The Real Estate Trust has placed one of its hotel properties on the market for sale and has written down its investment in this asset by $310,000 to arrive at its estimated fair value, less cost to sell, of $2.1 million. The sale of this asset closed on December 9, 2004 (see Note 38).

7. DISCONTINUED OPERATIONS – REAL ESTATE TRUST:

On June 22, 2004 the Real Estate Trust determined it would sell one of its hotel properties because the property no longer meets the Real Estate Trust’s investment criteria and is located outside of the Real Estate Trust’s core markets. Therefore, on June 22, 2004, the Real Estate Trust determined that the held for sale criteria in accordance with FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets” has been met. Accordingly, the Real Estate Trust has written down its investment in the property to its fair value, less cost to sell. The asset, classified as Real estate held for sale on the Consolidated Balance Sheets, is subject to a mortgage note of $4.1 million, classified as Mortgage note payable – real estate held for sale on the Consolidated Balance Sheets. The Real Estate Trust has recognized a loss of $310,000 as a result of this write-down, which is included in Loss from operations of discontinued real estate asset on the Consolidated Statements of Operations. The sale of this asset closed on December 9, 2004 (see Note 38).

8. DEBT—REAL ESTATE TRUST:

Mortgage notes payable are secured by various income-producing properties, land parcels, and properties under construction. Almost all mortgage notes are payable in monthly installments, have maturity dates ranging to 2021 and accrue interest at annual rates from 3.1% to 9.1%. Certain mortgages contain a number of restrictions, including cross default provisions. At September 30, 2004, the Real Estate Trust is in compliance with the debt covenants.

Notes payable—unsecured includes notes which have been sold by the Real Estate Trust directly to investors at varying interest rates with maturities of one to ten years. These notes do not contain any provisions for conversion, sinking fund or amortization, but are subject to a provision permitting the Real Estate Trust to call them prior to maturity. The weighted average interest rates were 8.5% and 9.2% at September 30, 2004 and 2003, respectively. During fiscal 2004 and 2003, the Real Estate Trust sold notes amounting to approximately $13.3 and $12.5 million, respectively. At September 30, 2004, the Real Estate Trust is in compliance with the debt covenants.

In March 1998, the Real Estate Trust issued $200.0 million aggregate principal amount of 9.75% Senior Secured Notes due 2008, (the “1998 Notes”).

On February 25, 2004, the Real Estate Trust issued, in a private offering, $250.0 million aggregate principal amount of 7.50% Senior Secured Notes due 2014 (the “2004 Notes”). A substantial portion of the net proceeds of the offering were used to redeem the 1998 Notes, including accrued interest through March 31, 2004, and pay a redemption premium for early redemption of the notes of $6.5 million. These funds, totaling $216.25 million, which were escrowed at closing, were paid out on April 1, 2004. The Trust received approximately $28.1 million in proceeds from this offering after the redemption of the 1998 Notes, including accrued interest, the early redemption premium and after deducting costs associated with the offering. In addition, the Real Estate Trust wrote-off unamortized debt costs of $2.4 million, included in interest and amortization of debt expense on the Consolidated Statements of Operations, relating to the unamortized debt costs of the 1998 Notes. The 2004 Notes are nonrecourse obligations of the Real Estate Trust and are secured by a first priority perfected security interest in all of the common stock of the Bank held by the Real Estate Trust. The Real Estate Trust plans to use the net proceeds to fund renovation and construction activities as well as for general corporate purposes.

The Real Estate Trust has an established $55.0 million secured revolving credit line with an unrelated bank that matures on December 12, 2006, with provisions for extending the term annually. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At September 30, 2004, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $55.0 million.

The Real Estate Trust has also established an additional $45.0 million revolving credit line with an unrelated bank that matures on September 26, 2006. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At September 30, 2004, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $45.0 million.

The maturity schedule for the Real Estate Trust’s outstanding debt, including mortgage notes payable for real estate held for sale, at September 30, 2004 for the fiscal years commencing October 1, 2004 is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes	Notes Payable—Secured	Notes Payable—Unsecured	Total
2005	$16,455	$ —	$11,579	$28,034
2006	94,982	—	7,874	102,856
2007	5,521	—	6,499	12,020
2008	5,927	—	3,991	9,918
2009	15,768	—	4,981	20,749
Thereafter	172,663	250,000	21,504	444,167

Total	$311,316	$250,000	$56,428	$617,744

Of the $311.3 million of mortgage notes outstanding at September 30, 2004, $303.5 million was non-recourse to the Real Estate Trust.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. INCOME FROM COMMERCIAL PROPERTIES—REAL ESTATE TRUST:

Income from commercial properties includes minimum rent arising from non-cancelable commercial leases. Minimum rent for fiscal years 2004, 2003, and 2002 amounted to $33.9, $34.5 and $33.7 million, respectively. Future minimum rentals as of September 30, 2004 under non-cancelable leases are as follows:

Fiscal Year	(In thousands)
2005	$33,045
2006	29,032
2007	24,045
2008	20,354
2009	16,224
Thereafter	46,477

Total	$169,177

10. TRANSACTIONS WITH RELATED PARTIES—REAL ESTATE TRUST:

TRANSACTIONS WITH B. F. SAUL COMPANY AND ITS SUBSIDIARIES

The Real Estate Trust is managed by B. F. Saul Advisory Company, L.L.C., (the “Advisor”), a wholly-owned subsidiary of B. F. Saul Company (“Saul Co.”). All of the Real Estate Trust officers and four Trustees of the Trust are also officers and/or directors of Saul Co. The Advisor is paid a fixed monthly fee which is subject to annual review by the Trustees. The monthly fee was $472,000 during fiscal 2004, $458,000 during fiscal 2003, and $475,000 during fiscal 2002. The advisory contract has been extended until September 30, 2005, and will continue thereafter unless canceled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

Saul Co. and B.F. Saul Property Company (“Saul Property Co.”), a wholly-owned subsidiary of Saul Co., provide services to the Real Estate Trust through commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. Fees paid to Saul Co. and Saul Property Co. amounted to $8.6, $7.7 and $7.7 million in fiscal 2004, 2003 and 2002, respectively.

The Real Estate Trust reimburses the Advisor and Saul Property Co. for costs and expenses incurred on behalf of the Real Estate Trust, in-house legal expenses, and for all travel expenses incurred in connection with the affairs of the Real Estate Trust.

The Real Estate Trust currently pays the Advisor fees equal to 2% of the principal amount of the unsecured notes as they are issued to offset its costs of administering the program. These payments amounted to $266,000, $251,000 and $183,000 in fiscal 2004, 2003 and 2002, respectively.

A subsidiary of Saul Co. is a general insurance agency which receives commissions and countersignature fees in connection with the Real Estate Trust’s insurance program. Such commissions and fees amounted to approximately $288,000, $302,000 and $196,000 in fiscal 2004, 2003 and 2002, respectively.

At October 1, 2001, the Real Estate Trust had an unsecured note receivable from the Saul Co. with an outstanding balance of $7.8 million. During fiscal 2004, the Saul Co. borrowed an additional $4.7 million. During fiscal 2003 and 2002, curtails of $3.5 and $1.3 million, respectively, were paid by the Saul Co. Interest on the loan is computed by reference to a floating rate index. At September 30, 2004 and 2003, the total due the Real Estate Trust was $7.7 million and $3.0 million, respectively, which included accrued interest of $1.8 million in both periods. Interest earned on these loans amounted to $108,000, $151,000 and $275,000 during fiscal 2004, 2003 and 2002, respectively.

REMUNERATION OF TRUSTEES AND OFFICERS

For fiscal years 2004, 2003, and 2002, the Real Estate Trust paid the Trustees approximately $109,000, $105,000 and $95,000, respectively, for their services. No compensation was paid to the officers of the Real Estate Trust for acting as such; however, one Trustee was paid by the Bank for his services as Chairman and Chief Executive Officer of the Bank, and four received payments for their services as directors of the Bank. Four of the Trustees and all of the officers of the Real Estate Trust receive compensation from Saul Co. as directors and/or officers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SAUL HOLDINGS LIMITED PARTNERSHIP AND SAUL CENTERS, INC.

The Real Estate Trust accounts for these investments under the equity method. The Real Estate Trust’s share of earnings for fiscal 2004, 2003 and 2002 was $8.4, $8.6 and $9.1 million, respectively. See Note 2.

OTHER TRANSACTIONS

The Real Estate Trust leases space to the Bank and Saul Property Co. at two of its income-producing properties. Minimum rents and expense recoveries paid by these affiliates amounted to approximately $5.2, $5.3 and $5.1 million in fiscal 2004, 2003 and 2002, respectively.

11. INVESTMENT AND MORTGAGE-BACKED SECURITIES – THE BANK:

At September 30, 2004 and 2003, investment securities are comprised of U.S. Government securities and are classified as held-to-maturity. At September 30, 2004 and 2003, all mortgage-backed securities are also classified as held-to-maturity. Gross unrealized holding gains and losses on the Bank’s U.S. Government and mortgage-backed securities are as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
(In thousands)
September 30, 2004
Investment securities:
Original maturity after one year, but within five years	$71,192	$—	$287	$70,905
Mortgage-backed securities:
FNMA	222,953	2,291	681	224,563
FHLMC	130,926	4,794	4	135,716
Private label, AAA-rated	55,424	—	200	55,224

Total	$480,495	$7,085	$1,172	$486,408

(In thousands)
September 30, 2003
Investment securities:
Original maturity after one year, but within five years	$46,345	$186	$—	$46,531
Mortgage-backed securities:
FNMA	170,849	4,741	1	175,589
FHLMC	222,777	7,494	—	230,271
Private label, AAA-rated	84,766	219	81	84,904

Total	$524,737	$12,640	$82	$537,295

There were no sales of investment securities during the years ended September 30, 2004, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table above shows that some of the securities in the held-to-maturity investment portfolio had unrealized losses, or were temporarily impaired, as of September 30, 2004 and 2003. This temporary impairment represents the amount of loss that would be realized if the securities were sold at the valuation date, and occurs as a result of changes in overall bond yields between the date the bond was acquired and the valuation date. The unrealized losses associated with the U.S. Government and mortgage-backed securities are not considered to be other than temporary because they relate to changes in interest rates and do not affect the expected cash flows of the securities. Securities which were temporarily impaired at September 30, 2004 are shown below, along with the length of the impairment period.

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$70,905	$287	$—	$—	$70,905	$287
Mortgage-backed securities	385,454	794	23,848	91	409,302	885

Total temporarily impaired Securities	$456,359	$1,081	$23,848	$91	$480,207	$1,172

Contractual maturities of the Bank’s mortgage-backed securities at September 30, 2004 are as follows:

(In thousands)
Due within one year	$9,567
Due after one year, but within five years	41,065
Due after five years, but within ten years	69,345
Due after ten years	289,326

Total	$409,303

Accrued interest receivable on mortgage-backed securities totaled $1.7 and $2.2 million at September 30, 2004 and 2003, respectively, and is included in other assets in the Consolidated Balance Sheets.

12. LOANS RECEIVABLE – THE BANK:

Loans receivable is composed of the following:

	September 30,
(In thousands)	2004	2003
Single-family residential	$5,232,551	$4,397,394
Home equity	1,721,605	1,336,776
Real estate construction and ground	223,447	234,356
Commercial	920,178	888,847
Prime automobile	271,731	492,896
Other	137,475	200,169

	8,506,987	7,550,438

Unearned discounts and net deferred loan origination costs	86,320	67,516
Allowance for losses on loans	(37,750)	(58,397)

	48,570	9,119

Total	$8,555,557	$7,559,557

The Bank serviced loans owned by others amounting to $11,481.6 and $8,475.6 million at September 30, 2004 and 2003, respectively.

Accrued interest receivable on loans totaled $30.0 and $25.4 million at September 30, 2004 and 2003, respectively, and is included in other assets in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. ALLOWANCE FOR LOSSES – THE BANK:

Activity in the allowance for losses on loans receivable is summarized as follows:

	September 30,
(In thousands)	2004	2003	2002
Beginning Balance	$58,397	$66,079	$57,018
Provision for losses	(14,522)	18,422	51,367
Charge-offs	(26,558)	(44,957)	(56,017)
Recoveries	20,433	18,853	13,711

Ending Balance	$37,750	$58,397	$66,079

14. REAL ESTATE HELD FOR INVESTMENT OR SALE – THE BANK:

Real estate held for investment or sale is composed of the following:

	September 30,
(In thousands)	2004	2003
Real estate held for investment (net of allowance for losses of $202 for both periods)	$925	$925
Real estate held for sale	20,357	21,820

Total real estate held for investment or sale	$21,282	$22,745

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income (loss) on real estate held for investment or sale is composed of the following:

	Year Ended September 30,
(In thousands)	2004	2003	2002
Provision for losses	$—	$—	$(700)
Income from operating properties	842	957	652
Net gain on sales	1,400	5,823	1,040

Total	$2,242	$6,780	$992

15. GOODWILL AMORTIZATION – THE BANK

As a result of adopting SFAS No. 142, “Goodwill and other Intangible Assets,” on October 1, 2002, the Bank did not record goodwill amortization expense during the fiscal years ended September 30, 2004 and 2003. The following table sets forth net income for the fiscal year ended September 30, 2002, on a pro forma basis, excluding goodwill amortization. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial position.

(In thousands)	September 30, 2002

Operating income:
As reported	$103,582
Add back:
Goodwill amortization, net of related tax	1,531

Pro forma operating income	$105,113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. LOAN SERVICING RIGHTS – THE BANK:

Servicing assets are recorded when purchased and in conjunction with loan sales and securitization transactions when servicing rights are retained by the Bank. Activity in servicing assets is summarized as follows:

	Year ended September 30,
(In thousands)	2004	2003	2002
Beginning Balance	$119,386	$105,963	$81,777
Additions	97,640	75,277	51,794
Charge-offs	(3,856)	(30,656)	—
Sales	(5,228)	—	—
Amortization	(43,177)	(31,198)	(27,608)

Ending Balance	164,765	119,386	105,963
Valuation Allowance	(16,909)	(23,118)	(45,533)

Carrying Value	$147,856	$96,268	$60,430

Accumulated amortization was $208.2 and $165.0 million at September 30, 2004 and 2003, respectively. The aggregate fair value of servicing assets at September 30, 2004 and 2003 was $149.4 and $96.9 million, respectively.

Activity in the valuation allowance for servicing assets is summarized as follows:

	Year Ended September 30,
(In thousands)	2004	2003	2002
Balance at beginning of year	$23,118	$45,533	$19,343
Additions (reductions) charged to loan expenses	(17)	8,241	26,190
Charge-offs	(3,856)	(30,656)	—
Sales	(2,336)	—	—

Balance at end of year	$16,909	$23,118	$45,533

During fiscal year 2004, the Bank sold $2.9 million of rights to service mortgage loans with principal balances of $214.9 million, which were originated by the Bank in connection with its mortgage banking activities and recognized a gain of $105,000. There were no sales of rights to service mortgage loans during fiscal years 2003 and 2002. Servicing fees are included in servicing, securitization and mortgage banking income in the Consolidated Statements of Operations and Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2004 and 2003, key assumptions and the sensitivity of the current value of originated servicing assets to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

	September 30, 2004
	Single-Family Residential	Home Equity/ Home Improvement
(Dollars in thousands)
Carrying value	$143,041	$113
Weighted average life (in years)	4.0	2.1
Prepayment speed assumption (annual rate) (1)	19.37%	47.07%
Impact on fair value at 10% adverse change	$(4,872)	$(8)
Impact on fair value at 20% adverse change	$(9,370)	$(14)
Discount rate (annual)	8.50%	8.42%
Impact on fair value at 10% adverse change	$(2,716)	$(2)
Impact on fair value at 20% adverse change	$(5,652)	$(3)

	September 30, 2003
	Single-Family Residential	Home Equity/ Home Improvement
(Dollars in thousands)
Carrying value	$90,209	$234
Weighted average life (in years)	4.1	1.6
Prepayment speed assumption (annual rate) (1)	22.03%	48.00%
Impact on fair value at 10% adverse change	$(4,338)	$(15)
Impact on fair value at 20% adverse change	$(8,220)	$(30)
Discount rate (annual)	8.38%	7.21%
Impact on fair value at 10% adverse change	$(1,976)	$(3)
Impact on fair value at 20% adverse change	$(4,130)	$(6)

(1)	Represents Constant Prepayment Rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. LOAN SECURITIZATION TRANSACTIONS – THE BANK:

The Bank periodically sells various receivables through asset-backed securitizations, in which receivables are transferred to trusts, and certificates are sold to investors. The following chart summarizes the Bank’s securitization activities:

	As of or for the year ended September 30,
(In thousands)	2004	2003	2002
Single-Family Residential
Loans sold into new trusts	$4,853,624	$2,551,634	$1,400,685
Outstanding trust certificate balance	7,246,410	3,509,029	1,341,712
Gains recognized	182,821	92,901	52,452

Automobile
Loans sold into new trusts	$—	$—	$236,085
Outstanding trust certificate balance	149,345	389,678	792,949
Gains recognized	—	—	3,098

Home Equity
Loans sold into existing trusts	$3,929	$11,457	$32,802
Outstanding trust certificate balance	—	20,097	42,904
Gains recognized	195	540	1,275

Home Improvement
Loans sold into existing trusts	$—	$—	$1,547
Outstanding trust certificate balance	—	19,205	35,927
Gains recognized	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Bank continues to service, and receives servicing fees on, the outstanding balance of securitized receivables. The Bank also retains rights, which may be subordinated, to future cash flows arising from the receivables. The Bank generally estimates the fair value of these retained interests based on the estimated present value of expected future cash flows from securitized and sold receivables, using management’s best estimates of the key assumptions – credit losses, prepayment speeds and discount rates commensurate with the risks involved.

The following table summarizes certain cash flows received from securitization trusts:

	Year Ended September 30,
(In thousands)	2004	2003
Proceeds from new securitizations	$4,774,686	$2,510,584
Servicing fees received	20,290	14,585
Other cash flows received on retained interests	73,891	42,087

Servicing, securitization and mortgage banking income includes the initial gains on current securitization and sale transactions and income from interest-only strips receivable recognized in connection with current and prior period securitization and sale transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2004 and 2003, key assumptions and the sensitivity of the current fair value of the retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

	September 30, 2004
(Dollars in thousands)	Single-Family Residential		Automobile
Carrying value (fair value)	$295,805		$12,537
Weighted average life (in years)	3.8		0.5
Prepayment speed assumption (average annual rate)	19.91	%(1)	1.50	%(2)
Impact on fair value at 10% adverse change	$(21,328)		$(22)
Impact on fair value at 20% adverse change	$(39,206)		$(37)
Expected credit losses (annual rate)	0.01%		4.53%
Impact on fair value at 10% adverse change	$(22)		$(338)
Impact on fair value at 20% adverse change	$(43)		$(677)
Discount rate (annual rate)	8.50%		8.00%
Impact on fair value at 10% adverse change	$(7,593)		$(3)
Impact on fair value at 20% adverse change	$(13,586)		$(5)

	September 30, 2003
(Dollars in thousands)	Single-Family Residential		Automobile		Home Equity/ Home Improvement
Carrying value (fair value)	$135,985		$23,805		$3,703
Weighted average life (in years)	4.0		0.9		0.8
Prepayment speed assumption (average annual rate)	22.59	%(1)	1.50	%(2)	55.88	%(1)
Impact on fair value at 10% adverse change	$(8,361)		$(699)		$(53)
Impact on fair value at 20% adverse change	$(15,697)		$(1,093)		$(96)
Expected credit losses (annual rate)	0.01%		2.06%		1.50%
Impact on fair value at 10% adverse change	$(33)		$(672)		$(21)
Impact on fair value at 20% adverse change	$(66)		$(1,343)		$(43)
Discount rate (annual rate)	8.50%		8.00%		8.52%
Impact on fair value at 10% adverse change	$(3,106)		$(175)		$(2)
Impact on fair value at 20% adverse change	$(5,989)		$(349)		$(4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Key assumptions used in measuring retained interest at the date of securitizations completed during fiscal year 2004 and 2003 are as follows:

	Single-Family Residential
Year Ended September 30, 2004

Prepayment speed assumption (average annual rate)	19.91	%(1)
Expected credit losses (annual rate)	0.01%
Discount rate (annual rate)	8.50%

Year Ended September 30, 2003

Prepayment speed assumption (average annual rate)	20.49	%(1)
Expected credit losses (annual rate)	0.01%
Discount rate (annual rate)	8.50%

(1)	Represents Constant Prepayment Rate. Certain loans may require the payment of a fee if the borrower prepays the loan during the period up to three years after origination. The Bank uses a lower prepayment assumption during these periods.

(2)	Represents absolute prepayment model (“ABS”) – an assumed rate of prepayment each month relative to the original number of automobile loans in a pool.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Principal balances, delinquent amounts and net credit losses for securitized loans were as follows:

	As of or for the year ended September 30, 2004
(In thousands)	Total Principal Amount of Loans	Principal Amount of Loans Past Due 90 Days or More or Non-Performing	Net Credit Losses (Recoveries)
Single-family residential	$7,140,749	$12,104	$(239)
Automobile	150,957	2,300	8,612
Home equity, home improvement and related loans	—	—	(342)

Total	$7,291,706	$14,404	$8,031

	As of or for the year ended September 30, 2003
(In thousands)	Total Principal Amount of Loans	Principal Amount of Loans Past Due 90 Days or More or Non-Performing	Net Credit Losses (Recoveries)
Single-family residential	$3,427,013	$4,535	$—
Automobile	393,333	5,697	20,371
Home equity, home improvement and related loans	37,606	649	(197)

Total	$3,857,952	$10,881	$20,174

18. PROPERTY AND EQUIPMENT – THE BANK:

Property and equipment is composed of the following:

	Estimated Useful Lives	September 30,
(Dollars in thousands)		2004	2003
Land	—	$87,175	$87,647
Projects in progress	—	13,144	3,950
Buildings and improvements	10-65 years	281,488	298,371
Leasehold and tenant improvements	5-20 years	147,762	134,356
Furniture and equipment	5-10 years	241,341	229,041
Automobiles	3-5 years	6,813	4,048

		777,723	757,413
Less:
Accumulated depreciation and amortization		284,816	266,682

Total		$492,907	$490,731

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation and amortization expense related to property and equipment amounted to $39.3, $44.5 and $38.7 million for the years ended September 30, 2004, 2003 and 2002, respectively.

19. AUTOMOBILES SUBJECT TO LEASE – THE BANK:

Automobiles subject to lease is composed of the following:

	Estimated Useful Lives	September 30,
(Dollars in thousands)		2004	2003
Automobiles	3-5 years	$673,891	$1,178,161
Less:
Accumulated depreciation		238,584	322,751

Total		$435,307	$855,410

Depreciation expense related to automobile leases amounted to $120.9, $170.9 and $161.9 million for the years ended September 30, 2004, 2003, and 2002, respectively. Automobile rental income amounted to $157.0, $235.4 and $242.6 million for the years ended September 30, 2004, 2003 and 2002, respectively.

The following is a schedule by years of future minimum automobile rental income at September 30, 2004:

Year Ending September 30,	(In thousands)
2005	$90,983
2006	48,994
2007	14,471
2008	1,542

Total	$155,990

20. LEASES – THE BANK:

The Bank has noncancelable, long-term leases for office premises and retail space which have a variety of terms expiring from fiscal year 2005 to fiscal year 2023 and ground leases which have terms expiring from fiscal year 2029 to fiscal year 2081. These leases are accounted for as operating leases. Some of the leases are subject to rent adjustments in the future based upon changes in the Consumer Price Index and some also contain renewal options.

The following is a schedule by years of future minimum lease payments required at September 30, 2004:

Year Ending September 30,	(In thousands)
2005	$24,538
2006	23,875
2007	23,010
2008	17,819
2009	15,815
Thereafter	93,669

Total	$198,726

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rent expense totaled $24.0, $31.5 and $29.9 million for the years ended September 30, 2004, 2003 and 2002, respectively. For operating leases with fixed escalation amounts, rent expense is recognized on a straight-line basis over the term of the lease.

21. DEPOSIT ACCOUNTS – THE BANK:

An analysis of deposit accounts and the related weighted average effective interest rates at year end are as follows:

	September 30,
	2004		2003
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand accounts	$1,181,722	—	$951,844	—
NOW accounts	2,244,724	0.21%	1,951,281	0.20%
Money market deposit accounts	2,364,768	0.90%	2,321,026	0.70%
Statement savings accounts	1,042,777	0.28%	997,686	0.28%
Other deposit accounts	171,530	0.25%	152,758	0.25%
Certificate accounts, less than $100	1,238,733	2.09%	1,207,728	2.05%
Certificate accounts, $100 or more	610,864	2.16%	518,182	1.87%

Total	$8,855,118	0.77%	$8,100,505	0.71%

The Bank’s deposits are insured by the FDIC up to $100,000 for each insured depositor.

Interest expense on deposit accounts is composed of the following:

	Year Ended September 30,
(In thousands)	2004	2003	2002
NOW accounts	$4,320	$4,562	$4,752
Money market deposit accounts	17,159	21,405	31,512
Statement savings accounts	2,885	4,387	8,447
Certificate accounts	33,446	49,195	98,262
Other deposit accounts	441	573	939

Total	$58,251	$80,122	$143,912

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Outstanding certificate accounts at September 30, 2004 mature in the years indicated as follows:

Year Ending September 30,	(In thousands)
2005	$1,296,843
2006	379,181
2007	55,188
2008	33,035
2009	85,350

Total	$1,849,597

At September 30, 2004, certificate accounts of $100,000 or more have contractual maturities as indicated below:

(In thousands)
Three months or less	$270,461
Over three months through six months	61,105
Over six months through 12 months	97,156
Over 12 months	182,142

Total	$610,864

22. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER SHORT-TERM BORROWINGS – THE BANK:

Short-term borrowings are summarized as follows:

	September 30,
(Dollars in thousands)	2004	2003	2002
Securities sold under repurchase agreements:
Balance at year end	$21,878	$5,816	$505,140
Average amount outstanding during the year	23,994	268,870	405,844
Maximum amount outstanding at any month end	87,871	506,065	559,957
Amount maturing within 30 days	18,878	2,816	505,140
Weighted average interest rate during the year	0.87%	1.44%	1.95%
Weighted average interest rate on year end balances	0.98%	0.77%	1.82%
Other short-term borrowings:
Balance at year end	$184,701	$162,498	$154,344
Average amount outstanding during the year	178,748	170,385	169,037
Maximum amount outstanding at any month end	227,365	209,805	179,069
Amount maturing within 30 days	184,701	162,498	154,344
Weighted average interest rate during the year	0.34%	0.55%	1.17%
Weighted average interest rate on year end balances	0.52%	0.32%	1.07%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The investment and mortgage-backed securities underlying the dealer repurchase agreements were delivered to the dealers who arranged the transactions. The dealers may have loaned such securities to other parties in the normal course of their operations and agreed to resell to the Bank the identical securities upon the maturities of the agreements.

At September 30, 2004, the Bank had pledged mortgage-backed securities and U.S. Government securities with a combined book value of $231.8 million to secure certain other short-term borrowings. Also at September 30, 2004, the Bank had pledged, but did not borrow against, other loans with a total principal balance of $855.3 million.

23. FEDERAL HOME LOAN BANK ADVANCES – THE BANK:

At September 30, 2004, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $2,736.9 million. The interest rate on each FHLB advance is fixed for the term of the advance and the weighted average interest rate for all advances is 2.79%. The advances mature over varying periods as follows:

(In thousands)
Six months or less	$2,023,186
More than six months through one year	1,851
More than one year through three years	430,947
More than three years through five years	242,393
More than five years	38,561

Total	$2,736,938

Under a Specific Collateral Agreement with the FHLB, advances are secured by the FHLB stock owned by the Bank and qualifying first mortgage loans with a total principal balance of $5,234.9 million. The FHLB requires that members maintain qualifying collateral at least equal to 100% of the member’s outstanding advances at all times. The collateral held by the FHLB in excess of the September 30, 2004 advances is available to secure additional advances from the FHLB, subject to its collateralization guidelines.

24. CAPITAL NOTES – SUBORDINATED – THE BANK:

Capital notes, which are subordinated to the interest of deposit account holders and other senior debt, are composed of the following:

	Issue Date	September 30,		Interest Rate
(In thousands)		2004	2003
Subordinated debentures due 2013	December 2, 2003	$175,000	$—	6 7/8%
Subordinated debentures due 2005	November 23, 1993	—	150,000	9¼	%
Subordinated debentures due 2008	December 3, 1996	—	100,000	9¼	%

Total		$175,000	$250,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 2, 2003, the Bank issued $175.0 million aggregate principal amount of 6 7/8% subordinated debentures due 2013 (the “2003 Debentures”). The net proceeds of the offering, along with short-term borrowings, were used to redeem all of the 9¼% Subordinated Debentures due 2005 and the 9¼% Subordinated Debentures due 2008. The Bank may redeem some or all of the 2003 Debentures at any time on and after December 1, 2008 at the following redemption prices plus accrued and unpaid interest:

If redeemed during the 12-month period beginning December 1,	Redemption Price
2008	103.4375%
2009	102.2917%
2010	101.1458%
2011 and thereafter	100.0000%

The Bank received OTS approval to include the principal amount of the 2003 Debentures in the Bank’s supplementary capital for regulatory capital purposes.

The indenture pursuant to which the 2003 Debentures were sold (the “Indenture”) provides that the Bank may not pay dividends on its capital stock unless, after giving effect to the dividend, no event of default shall have occurred and be continuing and the Bank is in compliance with its regulatory capital requirements. In addition, the amount of the proposed dividend may not exceed the sum of (i) $50.0 million, (ii) 66 2/3% of the Bank’s consolidated net income (as defined in the Indenture) accrued on a cumulative basis commencing on October 1, 2002 and (iii) the aggregate net cash proceeds received by the Bank after October 1, 2002 from the sale of qualified capital stock or certain debt securities, minus the aggregate amount of any restricted payments made by the Bank. Notwithstanding the above restrictions on dividends, provided no event of default has occurred or is continuing, the Indenture does not restrict the payment of dividends on the 8% Preferred Stock (as defined below).

Deferred debt issuance costs, net of accumulated amortization, amounted to $3.5 and $4.2 million at September 30, 2004 and 2003, respectively, and are included in other assets in the Consolidated Balance Sheets.

25. PREFERRED STOCK – THE BANK:

In October 2003, the Bank sold $125.0 million of its 8% Noncumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”). The net proceeds from the issuance of the Series C Preferred Stock were used to redeem all of the Bank’s 13% Noncumulative Perpetual Preferred Stock, Series A, on October 31, 2003, at a price of $27.25 per share. The Series C Preferred Stock trades on the New York Stock Exchange under the symbol “CCX PrC.” Dividends are payable quarterly in arrears at an annual rate of 8% on the Series C Preferred Stock only if the Board of Directors declares them and the OTS does not object. Dividends, once declared, are payable on or before the fifteenth day of February, May, August and November of each year. Dividends not declared in a quarter will not be paid at any future time, except that upon a liquidation or redemption, accrued dividends for the current period will be paid.

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

26. COMPENSATION PLANS – THE BANK:

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

Corporate contributions, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $9.2, $8.8 and $8.2 million for the years ended September 30, 2004, 2003 and 2002, respectively. There are no past

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

service costs associated with the Plan and the Bank has no liability under the Plan other than its current contributions. The Plan owns 4.0% of the Bank’s common stock.

The Bank provides a supplemental defined contribution profit sharing retirement plan (the “SERP”), which covers certain highly-compensated full-time employees who meet the requirements as specified in the SERP. The SERP, which can be modified or discontinued at any time, requires participating employees to contribute 2.0% of their compensation in excess of a specified amount. Corporate contributions, equal to three times the employee’s contribution, were $1.2 million, $1.1 million and $861,000 for the years ended September 30, 2004, 2003 and 2002, respectively.

There are no past service costs associated with the SERP. The Bank’s liability under the SERP, which includes contributions from employees and is not funded, was $13.3 and $11.2 million at September 30, 2004 and 2003, respectively.

The Bank has granted awards under a deferred compensation plan to certain qualified employees. The deferred compensation plan provides that, as of the end of each fiscal year in the ten-year period prior to vesting, the Bank will add to or deduct from the account of each employee who has received an award, a contribution or deduction, which represents hypothetical interest (which may be positive or negative) earned on the principal contribution, based on the Bank’s rate of return on average assets as defined in the deferred compensation plan for the fiscal year then ended. The deferred compensation plan is unfunded. At September 30, 2004, the Bank had recorded a liability totaling $23.2 million. The Bank’s expense under the deferred compensation plan totaled $7.5, $5.3 and $3.8 million during the years ended September 30, 2004, 2003 and 2002, respectively.

27. REGULATORY MATTERS – THE BANK:

The Bank’s regulatory capital requirements at September 30, 2004 and 2003 were a 1.5% tangible capital requirement, a 4.0% core capital requirement and an 8.0% total risk-based capital requirement. Under the OTS “prompt corrective action” regulations, the Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of 4.0%, 4.0% and 8.0%, respectively, to meet the ratios established for “adequately capitalized” institutions. At September 30, 2004 and 2003, the Bank was in compliance with its tangible, core and total risk-based regulatory capital requirements and exceeded the capital standards established for “well capitalized” institutions under the “prompt corrective action” regulations. The information below is based upon the Bank’s understanding of the applicable regulations and related interpretations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2004
(Dollars in thousands)	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Capital per financial statements	$711,861
Minority interest in REIT
Subsidiary (1)	144,000

Adjusted capital	855,861
Adjustments for tangible and core capital:
Intangible assets	(42,372)
Non-includable subsidiaries (2)	(929)
Non-qualifying purchased / originated loan servicing	(7,048)

Total tangible capital	805,512	6.09%	$198,556	1.50%	$606,956	4.59%

Total core capital (3)	805,512	6.09%	$529,482	4.00%	$276,030	2.09%

Tier 1 risk-based capital (3)	805,512	8.61%	$374,882	4.00%	$430,630	4.61%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	37,750

Total supplementary capital	212,750

Total available capital	1,018,262
Equity investments (2)(4)	(2,360)

Total risk-based capital (3)	$1,015,902	10.91%	$749,764	8.00%	$266,138	2.91%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.

(2)	Reflects an aggregate offset of $202 representing the allowance for losses maintained against the Bank’s equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a “credit” against the deductions from capital otherwise required for such investments.

(3)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

(4)	Includes one property classified as real estate held for sale which is treated as an equity investment for regulatory capital purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2003
(Dollars in thousands)	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Capital per financial statements	$580,997
Minority interest in REIT
Subsidiary (1)	144,000

Adjusted capital	724,997
Adjustments for tangible and core capital:
Intangible assets	(42,666)
Non-includable subsidiaries (2)	(939)
Non-qualifying purchased / originated loan servicing	(5,427)

Total tangible capital	675,965	5.75%	$176,202	1.50%	$499,763	4.25%

Total core capital (3)	675,965	5.75%	$469,872	4.00%	$206,093	1.75%

Tier 1 risk-based capital (3)	675,965	7.67%	$351,879	4.00%	$324,086	3.67%

Adjustments for total risk-based capital:
Subordinated capital debentures	250,000
Allowance for general loan losses	58,397

Total supplementary capital	308,397

Total available capital	984,362
Equity investments (2)(4)	(24,009)

Total risk-based capital (3)	$960,353	11.05%	$703,758	8.00%	$256,595	3.05%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.

(2)	Reflects an aggregate offset of $202 representing the allowance for losses maintained against the Bank’s equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a “credit” against the deductions from capital otherwise required for such investments.

(3)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

(4)	Includes two properties treated as equity investments for regulatory capital purposes. One property has a book value of $2,053 and is classified as real estate held for sale. The other property has a book value of $21,956 and is classified as property and equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In April 2004, the Bank received from the OTS an extension of the holding periods for certain of its REO properties through April 7, 2005.

The following table sets forth the Bank’s REO at September 30, 2004, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,360	(1)
1991	11,380	(2)
1995	4,948	(2)
2003	57
2004	1,612

Total REO	$20,357

(1)	The Bank treats this property as an equity investment for regulatory capital purposes.

(2)	The Bank received an extension of the holding periods for these properties through April 7, 2005.

28. TRANSACTIONS WITH RELATED PARTIES – THE BANK:

Loans Receivable:

From time to time, in the normal course of business, the Bank may make loans to executive officers and directors, their immediate family members or companies with which they are affiliated. These loans are on substantially the same terms as similar loans with unrelated parties. An analysis of activity with respect to these loans for the year ended September 30, 2004 is as follows:

(In thousands)
Balance September 30, 2003	$16,990
Additions	3,847
Reductions	(1,666)

Balance, September 30, 2004	$19,171

Services:

B.F. Saul Company, which is a shareholder of the Trust, and its subsidiaries provide certain services to the Bank. These services include property management, insurance brokerage and leasing. Fees for these services were $2.4 million, $4.7 million and $775,000 for the years ended September 30, 2004, 2003 and 2002, respectively.

For each of the years ended September 30, 2004, 2003 and 2002, a director of the Bank was paid $100,000 for consulting services rendered to the Bank and $5,000 for service on the Boards of Directors for two of the Bank’s subsidiaries. Another director of the Bank was paid $100,000 for services as Chairman of the Bank’s Audit Committee. A third director of the Bank was paid total fees of $100,000 for consulting services rendered to two subsidiaries of the Bank and $5,000 for services as Chairman of the Board of Directors of those subsidiaries. A fourth director of the Bank was paid $50,000 for consulting services rendered to the Bank for the year ended September 30, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tax Sharing Agreement:

The Bank and the other companies in the Trust’s affiliated group are parties to a tax sharing agreement (the “Tax Sharing Agreement”). The Tax Sharing Agreement provides for payments to be made by members of the Trust’s affiliated group to the Trust based on their separate company tax liabilities. The Tax Sharing Agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce the overall tax liability of the Trust’s affiliated group, such member will be reimbursed by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. The Bank paid $8.8, $11.5 and $5.7 million to the Trust during fiscal 2004, 2003 and 2002, respectively, under the Tax Sharing Agreement.

Other:

The Bank paid $9.0, $9.3 and $9.2 million for office space leased from or managed by companies affiliated with the Bank or its directors during the years ended September 30, 2004, 2003 and 2002, respectively.

The Trust, the B.F. Saul Company, Chevy Chase Lake Corporation and Van Ness Square Corporation, affiliates of the Bank, from time to time maintain interest-bearing deposit accounts with the Bank. Those accounts totaled $65.8 and $40.6 million at September 30, 2004 and 2003, respectively. The Bank paid interest on the accounts amounting to $436,000, $342,000 and $504,000 during fiscal years ended 2004, 2003 and 2002, respectively.

29. FINANCIAL INSTRUMENTS – THE BANK:

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

The contractual or notional amount of these instruments reflects the extent of involvement the Bank has in particular classes of financial instruments. For interest-rate cap agreements, assets sold with limited recourse and forward purchase and sale commitments, the contract or notional amounts do not represent exposure to credit loss in the event of nonperformance by the other party. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to Extend Credit:

The Bank had approximately $3.1 billion of commitments to extend credit at September 30, 2004. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are subject to the Bank’s normal underwriting and credit evaluation policies and procedures.

Standby Letters of Credit:

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At September 30, 2004, the Bank had issued standby letters of credit in the amount of $105.4 million to guarantee the performance of and irrevocably assure payment by customers under construction projects. Of the total, $54.3 million will expire in fiscal 2005 and the remainder will expire over time through fiscal 2012. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments to customers. At September 30, 2004, the Bank holds mortgage-backed securities with a book value of $74.3 million that have been pledged as collateral for certain of these letters of credit.

Recourse Arrangements:

The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of receivables. As a result of these recourse provisions, the Bank maintained restricted cash accounts and overcollateralization of receivables amounting to $19.0 and $1.5 million, respectively, at September 30, 2004, and $19.0 and $4.7 million, respectively, at September 30, 2003, both of which are included in other assets in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Bank is also obligated under various recourse provisions related to the swap of single-family residential loans for mortgage-backed securities issued by the Bank. At September 30, 2004, recourse to the Bank under these arrangements was $3.8 million, consisting of restricted cash accounts of $2.0 million and overcollateralization of receivables of $1.8 million. At September 30, 2003, recourse to the Bank under these arrangements was $4.7 million, consisting of restricted cash accounts of $2.7 million and overcollateralization of receivables of $1.9 million.

The Bank is also obligated under recourse provisions related to the servicing of certain of its residential mortgage loans. Recourse to the Bank under these agreements was $4.0 and $3.4 million at September 30, 2004 and 2003, respectively.

Derivative Financial Instruments:

In accordance with SFAS 133, the Bank assigns derivatives to one of these categories at the purchase date: fair value hedge, cash flow hedge or non-designated hedge. SFAS 133 requires an assessment of the expected and ongoing effectiveness of any derivative assigned to a fair value hedge or cash flow hedge relationship.

Fair Value Hedges — For derivatives designated as fair value hedges, the derivative instrument and related hedged item are marked to market through earnings. Derivatives are included in other assets in the Consolidated Balance Sheets.

During fiscal 2004, the Bank discontinued hedging the change in fair value of its mortgage servicing rights.

During fiscal 2003, the Bank hedged the change in fair value of its mortgage servicing rights related to changes in the benchmark Treasury rate using treasury futures and options. At September 30, 2003, mortgage servicing rights with a fair value of $2.1 million were hedged.

At September 30, 2003, the Bank owned treasury futures contracts representing a notional amount of $9.2 million and fair value of $550,000, call options on the treasury futures contracts representing a notional amount of $7.5 million and fair value of $240,000 and put options on treasury futures contracts representing a notional amount of $9.5 million and fair value of $170,000 related to its mortgage servicing rights fair value hedges. The net gain on derivative instruments and related hedged items for the year ended September 30, 2003 was $3.2 million and is reflected as a reduction of servicing assets amortization and other loan expenses in the Consolidated Statements of Operations and Comprehensive Income.

At September 30, 2004, the Bank had certain forward sale commitments, which were designated as fair value hedges of loans held for sale. The net unrealized loss in value of these commitments was $1.1 million at September 30, 2004. The net unrealized gain in the value of the related hedged item was $1.2 million. The net unrealized gains and losses are included in other income in the Consolidated Statement of Operations and Comprehensive Income. Hedge ineffectiveness during the year ended September 30, 2004 was $75,000.

At September 30, 2003, the Bank had certain forward sale commitments, which were designated as fair value hedges of loans held for sale. The net unrealized loss in value of these commitments was $12.7 million at September 30, 2003. The net unrealized loss in the value of the related hedged item was $1.4 million. The net unrealized losses are included in other income in the Consolidated Statement of Operations and Comprehensive Income. Hedge ineffectiveness during the year ended September 30, 2003 was $544,000.

Cash Flow Hedges — For derivatives designated as cash flow hedges, mark to market adjustments are recorded as a component of equity. At September 30, 2004 and 2003, the Bank did not have any derivatives designated as cash flow hedges.

Non-Designated Hedges — Certain economic hedges are not designated as cash flow hedges or as fair value hedges for accounting purposes. As a result, changes in their fair value are recorded in other income in the Consolidated Statements of Operations and Comprehensive Income. The derivatives’ fair values are included in other assets in the Consolidated Balance Sheets.

At September 30, 2004, the Bank had $61.0 million in forward sale commitments. The net unrealized loss in the value of these commitments was $30,000 at September 30, 2004. At September 30, 2004, the Bank had interest rate locks (“IRLs”) with a notional amount of $101.4 million. The net unrealized gain in the value of the IRLs was $27,000.

At September 30, 2003, the Bank had $66.8 million in forward sale commitments. The net unrealized loss in the value of these commitments was $887,000 at September 30, 2003. At September 30, 2003, the Bank had IRLs with a notional amount of $147.0 million. The net unrealized gain in the value of the IRLs was $830,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concentrations of Credit:

The Bank’s principal market is the metropolitan Washington, DC area. In addition, a significant portion of the Bank’s residential mortgage loans are secured by properties in California. Service industries and federal, state and local governments employ a significant portion of the Washington, DC area labor force. Adverse changes in economic conditions in these areas could have a direct impact on the timing and amount of payments by borrowers.

30. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS – THE BANK:

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

The estimated fair values of the Bank’s financial instruments are as follows:

	September 30,
	2004			2003
(In thousands)	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Financial assets:
Cash, due from banks, interest-bearing deposits, federal funds sold and securities purchased under agreements to resell	$542,548		$542,548	$414,627		$414,627

Loans held for securitization and/or sale	1,965,476		2,036,520	1,378,831		1,393,191
U.S. Government securities	71,192		70,905	46,345		46,531
Mortgage-backed securities	409,303		415,503	478,392		490,764
Loans receivable, net	8,555,557		8,723,302	7,559,557		7,683,109
Other financial assets	456,884		456,884	278,903		278,903

Financial liabilities:
Deposit accounts with no stated maturities	7,005,521		7,005,521	6,374,739		6,374,739
Deposit accounts with stated maturities	1,849,597		1,866,692	1,725,766		1,749,968
Securities sold under repurchase agreements and other short-term borrowings and Federal Home Loan Bank advances	2,943,517		2,954,544	2,155,783		2,214,470
Capital notes-subordinated	171,489	(1)	171,500	245,831	(1)	248,125
Other financial liabilities	182,891		182,891	242,976		242,976

(1)	Net of deferred debt issuance costs which are included in other assets in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair value amounts at September 30, 2004 and 2003:

Cash, due from banks, interest-bearing deposits, federal funds sold and securities purchased under agreements to resell: Carrying amount approximates fair value.

Loans held for securitization and/or sale: The fair value of loans held for securitization and/or sale is determined using discounted cash flow analysis, using quoted prices for loans or securities backed by loans with similar characteristics, or outstanding commitment prices from investors.

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

Deposit accounts with stated maturities: Fair value of fixed-rate certificates of deposit is estimated based on the remaining maturity of the underlying accounts and interest rates currently offered on certificates of deposits with similar maturities.

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

Capital notes-subordinated: Fair value of the Bank’s subordinated debentures is based on quoted market prices.

Other financial liabilities: The carrying amount of custodial accounts, amounts due to banks, accrued interest payable, notes payable and other short-term payables approximates fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

31. BUSINESS SEGMENTS – THE BANK:

The Bank has three operating segments: retail banking, commercial banking, and non-banking services. Retail banking consists of traditional banking services, which include lending, leasing and deposit products offered to retail and small business customers. Commercial banking also consists of traditional banking services, as well as products and services tailored for larger corporate customers. Nonbanking services include asset management and similar services offered by subsidiaries of the Bank.

Selected segment information is as follows:

(in thousands)	Retail Banking	Other (1)	Total
Year ended September 30, 2004
Operating income	$762,495	$51,585	$814,080
Operating expense	557,650	44,028	601,678

Core earnings	204,845	7,557	212,402
Non-core items	11,680	7,133	18,813

Operating income	$216,525	$14,690	$231,215

Average assets	$11,625,320	$1,195,111	$12,820,431

Year ended September 30, 2003
Operating income	$718,471	$48,152	$766,623
Operating expense	581,487	41,884	623,371

Core earnings	136,984	6,268	143,252
Non-core items	(456)	3,394	2,938

Operating income	$136,528	$9,662	$146,190

Average assets	$10,658,508	$1,147,447	$11,805,955

Year ended September 30, 2002
Operating income	$690,170	$44,584	$734,754
Operating expense	564,986	40,515	605,501

Core earnings	125,184	4,069	129,253
Non-core items	(15,259)	(10,412)	(25,671)

Net income (loss)	$109,925	$(6,343)	$103,582

Average assets	$10,019,353	$1,075,463	$11,094,816

(1)	Includes commercial banking and non-banking services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

32. LITIGATION – THE BANK:

In the normal course of business, the Bank is involved in litigation, which may include litigation arising out of its lending activities, the enforcement or defense of the priority of its security interests, the continued development and marketing of certain of its real estate properties and certain employment claims. Although the amounts claimed in some of these suits in which the Bank is a defendant may be material, the Bank denies liability and, in the opinion of management, litigation currently pending will not have a material impact on the financial condition or future operations of the Bank.

33. MINORITY INTEREST—THE TRUST:

At September 30, 2004 and 2003, minority interest held by affiliates of $114.9 and $98.1 million represent the 20% minority interest in the bank’s common shares.

Minority interest — other consists of the following:

	September 30,
(In thousands)	2004	2003
Preferred Stock of Chevy Chase’s REIT subsidiary	$144,000	$144,000
Chevy Chase’s Preferred Stock (See Note 25)	120,622	74,307
Chevy Chase’s ground lease (See below)	31,391	31,391

Total minority interest—other	$296,013	$249,698

In April 1998, the Bank entered into a ground lease agreement with a single purpose LLC. The LLC’s only significant asset is the land on which the Bank’s executive office building was constructed. Lease payments made to the LLC are presented as minority interest in the Consolidated Statements of Operations beginning July 1, 2003. The following is a schedule by years of the future lease payments under the agreement as of September 30, 2004:

Year Ending September 30,	(In thousands)
2005	$3,509
2006	3,579
2007	3,650
2008	3,723
2009	3,798
Thereafter	272,854

Total	$291,113

The lease, which expires in year 2062, is subject to fixed rent adjustments. At the end of the lease term, the Bank has the option to purchase the land for $84.1 million from the LLC. The lease also allows the owners of the LLC to put their equity interests in the LLC to the Bank, subject to certain limitations.

Effective July 1, 2003, the Bank adopted FIN 46. FIN 46 requires companies to identify variable interest entities and consolidate them if it is determined that the company is the primary beneficiary of the variable interest entity. Pursuant to FIN 46, the Bank consolidated the assets and liabilities of the LLC. As a result, property and equipment and minority interest on the Consolidated Balance Sheets each include $31.4 million at September 30, 2004 and 2003 related to the Bank’s involvement with the LLC. See Note 3.

Minority interest also includes the net cash proceeds received by a subsidiary of the Bank (the “REIT Subsidiary”) from the sale of $150.0 million of its Noncumulative Exchangeable Preferred Stock, Series A, par value $5,000 per share (the “REIT Preferred Stock”). Cash dividends on the REIT Preferred Stock are payable quarterly in arrears at an annual rate of 10- 3/8%. The liquidation value of each share of REIT Preferred Stock is $50,000 plus accrued and unpaid dividends. Except under certain limited circumstances, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

holders of the REIT Preferred Stock have no voting rights. The REIT Preferred Stock is automatically exchangeable for a new series of Preferred Stock of the Bank upon the occurrence of certain events.

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

34. INCOME TAXES—THE TRUST:

The Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978.

The provisions for income taxes for the years ended September 30, 2004, 2003 and 2002, consist of the following:

	Year Ended September 30,
(In thousands)	2004	2003	2002
Current provision (benefit):
Federal	$114,214	$1,257	$100
State	6,389	2,809	1,563

	120,603	4,066	1,663

Deferred provision (benefit):
Federal	(55,982)	35,936	19,385
State	5,258	6,219	2,095

	(50,724)	42,155	21,480

Total	$69,879	$46,221	$23,143

Tax effect of other items:
Tax effect of other equity transactions	$1,120	$1,894	$757
Tax effect of net unrealized holding gains (losses) reported in stockholders’ equity	—	—	1,365

Total	$1,120	$1,894	$2,122

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Trust’s effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

	Year Ended September 30,
(In thousands)	2004	2003	2002
Computed tax at statutory Federal income tax rate	$72,396	$45,657	$29,412
Increase (reduction) in taxes resulting from:
Minority interest	(6,651)	(5,447)	(5,447)
Goodwill and other purchase accounting adjustments	—	—	70
Change in valuation allowance for deferred tax asset allocated to income tax expense	(707)	169	(923)
State income taxes	7,573	5,863	3,314
Tax credits	(1,316)	(977)	(1,583)
Other	(1,416)	956	(1,700)

	$69,879	$46,221	$23,143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of the net deferred tax asset (liability) were as follows:

	September 30,
(In thousands)	2004	2003
Deferred tax assets:
Unrealized gains on loans and investments, net	$30,061	$21,606
State net operating loss carry forwards	27,267	38,974
Allowance for loan and real estate losses	22,285	24,519
Deferred compensation	15,740	13,942
Other	12,189	9,618

Gross deferred tax assets	107,542	108,659

Deferred tax liabilities:
Automobile leasing	94,750	161,806
Saul Holdings and Saul Centers	46,771	46,145
Originated servicing rights	38,094	20,097
Property and depreciation	16,611	23,582
Deferred expenses and other	23,518	19,893

Gross deferred tax liabilities	219,744	271,523

	(112,202)	(162,864)
Valuation allowance	(10,300)	(9,240)

Net deferred tax liability	$(122,502)	$(172,104)

At September 30, 2004, the Real Estate Trust and the Bank had state net operating loss carryovers totaling approximately $304.8 million and 247.2 million, respectively. The state net operating loss carryovers will expire in the years 2005 through 2024.

The Trust establishes a valuation allowance against the gross deferred tax asset to the extent the Trust cannot determine that it is more likely than not such assets will be realized through taxes available in carryback years, future reversals of existing taxable temporary differences or projected future taxable income. Such a valuation allowance has been established to reduce the gross deferred asset for state net operating loss carryforwards to an amount that is considered more likely than not to be realized. In fiscal year 2004, the Bank determined it will be able to fully utilize its state net operating loss carryforwards and, as a result, the valuation allowance of $707,000 was eliminated. At the Real Estate Trust, state net operating loss carryforwards in excess of state deferred tax liabilities are fully reserved due to expected future state tax losses.

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

Allocable shares of the overall tax liability are prorated among the members with taxable income calculated on a separate return basis. The agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce overall tax liability of the Trust’s affiliated group, such member will be reimbursed on a dollar-for-dollar basis by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. Under the tax sharing agreement, the Bank paid $8.8, $11.5 and $5.7 million, to the Trust during fiscal 2004, 2003 and 2002.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

35. SHAREHOLDERS’ EQUITY—THE TRUST:

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

The Trust paid preferred dividends of $11.6, $12.0 and $12.0 million per year in fiscal 2004, 2003 and 2002, respectively. At September 30, 2004 there were no dividends in arrears on the preferred shares. At September 30, 2003, and 2002, the amount of dividends in arrears on the preferred shares was $6.1 million ($11.90 per share) and $12.7 million ($24.65 per share), respectively.

36. INDUSTRY SEGMENT INFORMATION—REAL ESTATE TRUST:

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the “Banking” sections of the accompanying financial statements.

	Year Ended September 30
(In thousands)	2004	2003	2002
INCOME (from continuing operations)
Hotels	$96,402	$85,107	$85,235
Office and industrial properties	38,225	39,121	38,923
Other	1,629	1,300	1,452

	$136,256	$125,528	$125,610

OPERATING PROFIT (LOSS) (from continuing operations) (1)
Hotels	$21,879	$15,514	$16,182
Office and industrial properties	19,558	20,688	21,011
Other	265	94	289

	41,702	36,296	37,482
Equity earnings of unconsolidated entities	7,788	7,248	8,811
Impairment loss on investments	—	(998)	(188)
Gain on sales of property	2,769	9,079	—
Interest and amortization of debt expense	(60,130)	(50,529)	(50,430)
Advisory fee, management and leasing fees— related parties	(13,048)	(12,301)	(12,313)
General and administrative	(2,443)	(2,823)	(2,279)

Operating loss from continuing operations	$(23,362)	$(14,028)	$(18,917)

IDENTIFIABLE ASSETS (AT YEAR END)
Hotels	$175,699	$172,662	$177,294
Office and industrial properties	124,966	126,102	128,917
Other	157,504	130,521	131,303

	$458,169	$429,285	$437,514

INTEREST AND AMORTIZATION OF DEBT EXPENSE (from continuing operations)
Hotels	$12,485	$12,317	$12,725
Office and industrial properties	12,512	12,906	12,904
Other	35,133	25,306	24,801

	$60,130	$50,529	$50,430

DEPRECIATION (from continuing operations)
Hotels	$11,921	$11,987	$12,408
Office and industrial properties	6,862	6,949	6,319
Other	23	23	23

	$18,806	$18,959	$18,750

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS (from continuing operations)
Hotels	$12,833	$5,368	$1,891
Office and industrial properties	4,782	3,956	6,284
Other	247	414	487

	$17,862	$9,738	$8,662

(1)	Operating profit (loss) includes income less direct operating expenses and depreciation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

37. CONDENSED FINANCIAL STATEMENTS – THE TRUST:

These condensed financial statements reflect the Real Estate Trust and all its consolidated subsidiaries except for the Bank which has been reflected on the equity method.

CONDENSED BALANCE SHEETS

	September 30
(In thousands)	2004	2003
ASSETS
Income-producing properties	$451,277	$435,154
Accumulated depreciation	(180,075)	(162,685)

	271,202	272,469
Land parcels	41,722	42,425
Real estate held for sale - net of depreciation	2,090	2,536
Equity investment in bank	459,897	392,418
Cash and cash equivalents	31,842	18,979
Note receivable and accrued interest - related party	7,677	2,987
Other assets	103,473	89,726

TOTAL ASSETS	$917,903	$821,540

LIABILITIES
Mortgage notes payable	$307,245	$318,265
Mortgage notes payable - real estate held for sale	4,071	4,172
Notes payable – secured	250,000	203,800
Notes payable – unsecured	56,428	55,349
Accrued dividends payable - preferred shares of beneficial interest	—	6,139
Other liabilities and accrued expenses	58,557	65,131

Total liabilities	676,301	652,856

TOTAL SHAREHOLDERS’ EQUITY	241,602	168,684

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$917,903	$821,540

*	See Consolidated Statements of Shareholders’ Equity

CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended September 30
(In thousands)	2004	2003	2002
Total income	$136,256	$125,528	$125,610
Total expenses	(170,175)	(154,885)	(153,150)
Equity in earnings of unconsolidated entities, net	7,788	7,248	8,811
Gain on sales of property	2,769	9,079	—
Impairment loss on investments	—	(998)	(188)

Real estate operating income (loss) from continuing operations	(23,362)	(14,028)	(18,917)
Equity in earnings of bank	92,280	55,702	38,684

Total company operating income	68,918	41,674	19,767
Income tax benefit (provision)	8,438	4,776	6,550
Discontinued operations-net of income tax benefit	(656)	(563)	(410)

TOTAL COMPANY NET INCOME	$76,700	$45,887	$25,907

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30
(In thousands)	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76,700	$45,887	$25,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,053	19,330	19,147
Amortization of debt expense	4,507	2,028	1,847
Equity in earnings of bank	(92,280)	(55,702)	(38,684)
Equity in earnings of unconsolidated entities, net	(7,788)	(7,248)	(8,811)
Impairment loss on investments	—	998	188
Gain on sale of property	(2,769)	(9,079)	—
Loss on disposal of discontinued real estate asset	310	—	—
Deferred taxes	(1,123)	(657)	2,637
Increase in accounts receivable and accrued income	(10,766)	(3,346)	(12,150)
Increase (decrease) in accounts payable and accrued expenses	(6,023)	(3,465)	1,425
Dividends and tax sharing payments	33,611	27,460	21,667
Other	(1,725)	(2,435)	(2,245)

Net cash provided by operating activities	11,707	13,771	10,928

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures—properties	(17,973)	(9,855)	(8,758)
Property sales	3,719	11,306	9,650
Note receivable and accrued interest - Related party repayments	750	3,500	1,300
Note receivable and accrued interest - Related party advances	(5,440)	—	—
Equity investment in unconsolidated entities	3,220	4,213	3,508
Other investments	(800)	(1,864)	(3,271)
Other	—	—	(239)

Net cash provided by (used in) investing activities	(16,524)	7,300	2,190

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage financing	—	46,000	14,562
Principal curtailments and repayments of mortgages	(9,923)	(48,600)	(18,261)
Proceeds from secured note financings	9,000	25,050	1,750
Repayments of secured note financings	(12,800)	(23,000)	(2,500)
Proceeds from sales of unsecured notes	6,877	5,539	7,601
Repayments of unsecured notes	(5,798)	(5,346)	(3,162)
Senior secured notes – proceeds	250,000	—	—
Senior secured notes – repayments	(200,000)	—	—
Costs of obtaining financings	(7,676)	(1,705)	(1,005)
Purchase of treasury stock	—	(1,993)	—
Dividends paid—preferred shares of beneficial interest	(12,000)	(12,000)	(12,000)

Net cash provided by (used in) financing activities	17,680	(16,055)	(13,015)

Net increase (decrease) in cash and cash equivalents	12,863	5,016	103
Cash and cash equivalents at beginning of year	18,979	13,963	13,860

Cash and cash equivalents at end of year	$31,842	$18,979	$13,963

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

38. SUBSEQUENT EVENTS – THE REAL ESTATE TRUST:

Beginning on November 15, 2004 and through December 2, 2004, the Real Estate Trust purchased an additional 94,175 common shares of Saul Centers, Inc. for approximately $3.3 million. These purchases increased the Real Estate Trust’s total ownership to 4,184,000 shares representing approximately 25.4% of Saul Centers, Inc. outstanding common stock.

On December 9 2004 the sale of the hotel property, which was placed on the market for sale during fiscal 2004, was finalized and the Real Estate Trust received proceeds from the sale of approximately $2.2 million.

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

The Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of September 30, 2004. Based on the foregoing, the Company’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2004.

During the three months ended September 30, 2004 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART III

ITEM 10.	TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

The Declaration of Trust provides that there shall be no fewer than three nor more than twelve trustees, as determined from time to time by the trustees in office. The Board of Trustees has fixed its permanent membership at seven trustees divided into three classes with overlapping three-year terms. The term of each class expires at the Annual Meeting of Shareholders, which is usually held on the last Friday of January.

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

Class One Trustees—Terms End at the 2006 Annual Meeting

Philip D. Caraci, age 66, was elected a Trustee in 2003 after his retirement. For the previous five years he served as Senior Vice President and Secretary of the Trust, Executive Vice President of Saul Company, Senior Vice President of the Advisor, Chairman of the Board of Saul Property Co., and a Director and President of Saul Centers.

Gilbert M. Grosvenor, age 73, has served as a Trustee since 1971. Mr. Grosvenor also serves as Chairman of the Board of Trustees of the National Geographic Society and as a Director of Chevy Chase, Saul Centers, Marriott International Corp., and Ethyl Corporation.

B. Francis Saul II, age 72, has served as a Chairman and Chief Executive Officer of the Trust since 1969 and as a Trustee since 1964. Mr. Saul also serves as President and Chairman of the Board of Directors of Saul Company, the Advisor, Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase Lake Corporation, as Chairman of the Board and Chief Executive Officer of Chevy Chase and Saul Centers, and as a Trustee of the National Geographic Society, the Brookings Institute, the Johns Hopkins Medicine Board and Washington College.

Mr. Saul is the father of B. Francis Saul III.

Class Two Trustees—Terms End at the 2007 Annual Meeting

George M. Rogers, Jr., age 71, has served as a Trustee since 1969. Mr. Rogers is a Senior Counsel in the law firm of Shaw Pittman LLP, Washington, DC, which serves as counsel to the Trust and Chevy Chase. Mr. Rogers serves as a Director of Chevy Chase, Saul Company, Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase Lake Corporation.

B. Francis Saul III, age 42, has served as a Trustee and Vice President of the Trust since 1997. Mr. Saul also serves as a Director and Vice Chairman of Chevy Chase and as a Director and/or Officer of Saul Company, the Advisor, Saul Property Co., Chevy Chase Property

Company, Westminster Investing Corporation, and Saul Centers. He is also a Chairman of the Board of Children’s Hospital, and the Boys and Girls Club of Greater Washington. Mr. Saul is the son of B. Francis Saul II.

Class Three Trustees—Terms End at the 2005 Annual Meeting

Garland J. Bloom, Jr., age 73, has served as a Trustee since 1964. He is currently a real estate consultant. Mr. Bloom was formerly Executive Vice President and Principal of GMB Associates, Inc. (a real estate finance and management firm) from 1988 to 1990 and Vice Chairman and Chief Operating Officer of Smithy-Braedon Company (a real estate finance and management firm) from 1985 to 1987.

John R. Whitmore, age 71, has served as a Trustee since 1984. He also has served as Senior Advisor to The Bessemer Group, Incorporated (a financial management and banking firm) and its Bessemer Trust Company subsidiaries since 1998. Mr. Whitmore is a director of Chevy Chase, Chevy Chase Property Company, Saul Company and Saul Centers. During the period 1975-1998, Mr. Whitmore was President and Chief Executive Officer of Bessemer Group, Incorporated and its Bessemer Trust Company subsidiaries and a director of Bessemer Securities Corporation.

Executive Officers of the Trust Who Are Not Directors

Stephen R. Halpin, Jr., age 49, serves as Vice President and Chief Financial Officer of the Trust, and Senior Vice President and Chief Financial Officer of Saul Company. He also serves as Executive Vice President and Chief Financial Officer of Chevy Chase.

Timothy Hanlon, age 67, serves as General Counsel of the Trust and Executive Vice President and General Counsel of Chevy Chase.

Patrick T. Connors, age 42, has served as a Vice President of the Trust and Senior Vice President of Saul Company since January 2000. For the previous four years, he was an attorney with Shaw Pittman LLP, Washington, DC.

Kenneth D. Shoop, age 45, serves as Vice President, Chief Accounting Officer and Treasurer, of the Trust, Treasurer and Vice President of Saul Company, the Advisor, Saul Property Company and Chief Accounting Officer and Vice President of Saul Centers.

Ross E. Heasley, age 65, serves as Vice President of the Trust, Saul Company, the Advisor, Saul Property Co. and Saul Centers.

Henry Ravenel, Jr., age 70, serves as Vice President of the Trust, Saul Company, the Advisor and Saul Centers.

John A. Spain, age 41, has served as Vice President of the Trust and Saul Company since August 2001.

Committees of the Board of Trustees

The Board of Trustees met four times during fiscal 2004. Each member of the board attended at least 75% of the aggregate number of meetings of the board and of the committees of the board on which he served.

The Board of Trustees has two standing committees: the Audit Committee and the Executive Committee.

The Audit Committee is composed of Messrs. Bloom and Grosvenor. The Board of Trustees has determined that Mr. Bloom is an “audit committee financial expert” and is “independent” as such terms are defined in the Exchange Act and the rules and regulations thereunder. The Audit Committee’s duties include nominating the Trust’s independent auditors, discussing with them the scope of their examination of the Trust, reviewing with them the Trust’s financial statements and accompanying report, and reviewing their recommendations regarding internal controls and related matters. This committee met four times during fiscal 2004.

The Executive Committee is composed of Messrs. Rogers, Saul II and Whitmore. It is empowered to oversee day-to-day actions of the Advisor and Saul Property Co. in connection with the operations of the Trust, including the acquisition, administration, sale or disposition of investments. This committee did not meet during fiscal 2004.

Trustees of the Trust are currently paid an annual retainer of $12,500 and a fee of $600 for each board or committee meeting attended. Trustees from outside the Washington, D.C. area are also reimbursed for out-of-pocket expenses in connection with their attendance at meetings. Mr. Saul II is not paid for attending Executive Committee meetings. For the fiscal year ended September 30, 2004, the Real Estate Trust paid total fees of $109,000 to the Trustees, including $15,000 to Mr. Saul II.

Code of Ethics

The Trust’s officers and trustees are governed by a code of ethics. The code of ethics will be made available free of charge to any person upon request.

ITEM 11.	EXECUTIVE COMPENSATION

The Real Estate Trust pays no compensation to its executive officers for their services in such capacity. Mr. Saul II receives compensation from Chevy Chase for his services as the bank’s Chairman of the Board of Directors and Chief Executive Officer, Mr. Halpin receives compensation from Chevy Chase for his services as Executive Vice President and Chief Financial Officer, and since 2000, Mr. Saul III receives compensation from Chevy Chase for his services as Vice Chairman of the Board of Directors. No other executive officers of the Real Estate Trust received any compensation from the Real Estate Trust or its subsidiaries with respect to any of the fiscal years ended September 30, 2004, 2003 and 2002.

The following table sets forth the cash compensation paid by Chevy Chase to Mr. Saul II, Mr. Halpin, and Mr. Saul III for or with respect to the fiscal years ended September 30, 2004, 2003 and 2002 for all capacities in which they served during such fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Long-Term Compensation Payouts	All Other Compensation
B. Francis Saul II,	2004	$1,678,078	$2,000,000	$655,206	$1,399,311	(1)
Chairman and Chief	2003	1,607,311	1,550,000	440,496	753,545	(2)
Executive Officer of Chevy Chase	2002	1,590,004	1,240,000	440,496	431,260	(3)
Stephen R. Halpin, Jr.,	2004	$517,311	$75,000	$163,801	$291,869	(1)
Executive Vice President	2003	490,197	72,750	88,099	156,673	(2)
and Chief Financial Officer of Chevy Chase	2002	485,004	58,200	88,099	89,731	(3)
B. Francis Saul III	2004	$240,199	$35,250	$—	$42,676	(1)
Vice Chairman of Chevy Chase	2003	228,469	33,750	—	25,633	(2)
	2002	225,004	23,000	—	20,024	(3)

(1)	The total amounts shown in the “All Other Compensation” column for fiscal year 2004 consist of the following: (i) contributions made by Chevy Chase to its Supplemental Executive Retirement Plan on behalf of Mr. Saul II ($259,997), Mr. Halpin ($33,067) and Mr. Saul III ($16,527); (ii) the taxable benefit of premiums paid for group term insurance on behalf of Mr. Saul II ($16,341), Mr. Halpin ($1,698) and Mr. Saul III ($899); (iii) contributions to the B.F. Saul Company Employees Profit Sharing Retirement Plan (the Retirement Plan), a defined contribution plan, on behalf of Mr. Halpin ($12,300); and (iv) accrued earnings on awards previously made under Chevy Chase’s Deferred Compensation Plan on behalf of Mr. Saul II ($1,122,973), Mr. Halpin ($244,804), and Mr. Saul III ($25,250).

(2)	The total amounts shown in the “All Other Compensation” column for fiscal year 2003 consist of the following: (i) contributions made by Chevy Chase to its Supplemental Executive Retirement Plan on behalf of Mr. Saul II ($215,868), Mr. Halpin ($27,063) and Mr. Saul III ($15,733); (ii) the taxable benefit of premiums paid for group term insurance on behalf of Mr. Saul II ($14,466), Mr. Halpin ($1,698) and Mr. Saul III ($784); (iii) contributions to the B.F. Saul Company Employees Profit Sharing Retirement Plan (the Retirement Plan), a defined contribution plan, on behalf of Mr. Halpin ($12,000); and (iv) accrued earnings on awards previously made under Chevy Chase’s Deferred Compensation Plan on behalf of Mr. Saul II ($523,211), Mr. Halpin ($115,912), and Mr. Saul III ($9,116).

(3)	The total amounts shown in the “All Other Compensation” column for fiscal year 2002 consist of the following: (i) contributions made by Chevy Chase to its Supplemental Executive Retirement Plan on behalf of Mr. Saul II ($193,230), Mr. Halpin ($25,878) and Mr. Saul III ($15,120); (ii) the taxable benefit of premiums paid for group term insurance on behalf of Mr. Saul II ($14,466), Mr. Halpin ($1,698) and Mr. Saul III ($744); (iii) contributions to the B.F. Saul Company Employees Profit Sharing Retirement Plan (the Retirement Plan), a defined contribution plan, on behalf of Mr. Halpin ($12,000); and (iv) accrued earnings on awards previously made under Chevy Chase’s Deferred Compensation Plan on behalf of Mr. Saul II ($223,564), Mr. Halpin ($50,155) and Mr. Saul III ($4,160).

LONG-TERM INCENTIVE PLAN AWARDS. The following table sets forth certain information concerning the principal contributions (the “Principal Contributions”) credited by the Bank to the accounts (the “Accounts”) of the executive officers named above for fiscal year 2004 under the Bank’s Deferred Compensation Plan (the “Plan”).

LONG-TERM INCENTIVE PROGRAM—AWARDS IN LAST FISCAL YEAR

Name	Performance or Other Period Until Maturation or Payout	Estimated Future Payouts (1) Under Non- Stock Price-Based Plans
		Threshold	Target(2)	Maximum
B. Francis Saul II (3)	2004	$800,000	$4,187,068	$4,953,389
Stephen R. Halpin, Jr.	2013	$170,000	$889,752	$1,052,595

(1)	The estimated future payouts shown in the table are based on assumed performance rates for the Bank during each year in the ten-year performance period. The actual payouts under the Plan may vary substantially from the payouts shown in the table, depending upon the Bank’s actual rate of return on average assets for each fiscal year in the ten-year performance period ending September 30, 2013.

(2)	The Plan does not establish any target performance levels. The payout amounts shown in this column have been calculated assuming that the Bank’s rate of return on average assets during each of the years in the performance period are the same as the Bank’s rate of return during the fiscal year ended September 30, 2004.

(3)	The payout amounts shown for all participants are the estimated amounts that would be payable to such participants if their employment continued with the Bank for the entire ten-year performance period of the Plan. Mr. Saul attained the age of 72 in 2004, at which time he became fully vested in the Account maintained for his benefit under the Plan. As of September 30, 2004, the vested account balance maintained for Mr. Saul’s benefit under the Plan was $8,345,667. Under the Plan, if Mr. Saul were to retire after that date, he could elect to have the Bank pay out the net contribution (as defined) in the Account prior to the year 2013.

As of September 30, 2004, the following individuals have vested amounts that are payable within 120 days after September 30, 2004: Mr. Saul ($836,521); Mr. Halpin ($191,205).

The Plan provides that, as of the end of each fiscal year in the ten-year period ending September 30, 2013 (or the executive officer’s earlier termination of employment with the Bank), the Bank will add to or deduct from each executive officer’s Account a contribution or deduction, as the case may be, which represents the hypothetical interest (which may be positive or negative) earned on the Principal Contribution, based on the Bank’s rate of return on average assets (as computed under the Plan) for the fiscal year then ended. (The Principal Contribution, plus or minus any interest credited or deducted, is referred to as the “Net Contribution.”)

Executive officers are entitled to receive the Net Contribution in their respective Account only upon full or partial vesting. Plan participants become fully vested in their Account under the Plan, provided that they remain continuously employed by the Bank during the vesting period, upon the earliest to occur of any of the following:

•	September 30, 2013;

•	attainment of age 65;

•	death;

•	total and permanent disability; or

•	a change in control of the Bank (as defined in the Plan).

Plan participants become partially vested, to the extent of 50% of the Net Contribution in the Account, upon the termination of their employment by the Bank without cause (as defined in the Plan) after September 30, 2008.

Payouts are made under the Plan within 120 days after September 30, 2013, or the earlier termination of the executive officer’s employment with the Bank, provided that vesting or partial vesting has occurred under the Plan.

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

Mr. Halpin also has entered into “Special Retirement Compensation Agreements” under which the executive could receive an amount up to three times his base compensation if he retires from Chevy Chase after reaching age 63.

Report of the Bank’s Compensation Committee

The Compensation Committee of the Bank reviews compensation of the Bank’s senior officers, which include Messrs. Saul II, Saul III and Halpin. The components of compensation reviewed by the Committee include salary, bonuses and deferred compensation. Because the Bank’s common stock is privately held, the Bank does not offer stock options as part of its compensation program. As part of its review of compensation, the Committee considers a variety of factors, including each individual’s tenure, level of responsibility and performance, as well as factors relating to the overall performance of the Bank, the results of regulatory examinations, and the Bank’s overall compliance status.

The Committee also informs itself generally of executive level compensation of banks of comparable size to the Bank. In determining compensation of the Bank’s senior officers, the Committee seeks to maintain a competitive position in the marketplace, taking into account that the Bank does not offer equity based compensation programs.

With respect to officers other than Mr. Saul II, the Committee takes into account the recommendations of Mr. Saul II. The Committee is aware that Mr. Saul II is, indirectly, a significant shareholder of the Bank and thus has a strong incentive to act in the best interest of the shareholders. Mr. Saul II does not participate in the discussion of his own compensation and similarly abstains from voting on his own compensation.

The Committee has not adopted any specific policies concerning the relationship of corporate performance to executive compensation. Instead, the Committee follows a more flexible approach which it believes to be better suited to the specific circumstances of the Bank.

Members of the Bank’s Compensation Committee

Garland P. Moore, Jr., Chair George M. Rogers, Jr. B. Francis Saul II

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 17, 2004, concerning beneficial ownership of Common Shares and preferred shares of beneficial interest, referred to in this report as the “Preferred Shares,” by (a) each person known by the Trust to be the beneficial owner of more than 5% of the Common Shares and the Preferred Shares, (b) each member of the Board of Trustees, (c) each executive officer of the Trust named in the Summary Compensation Table under “Item 11. Executive Compensation” and (d) all trustees and executive officers of the Trust as a group.

Name of Beneficial Owner	Aggregate Number of Shares Beneficially Owned (1)		Percent of Class (1)
B. Francis Saul II	Preferred: 516,000	(2)	100.00%
	Common: 4,807,510	(3)	100.00%
All Trustees and executive officers as a group (9 persons)	Preferred: 516,000	(2)	100.00%
	Common: 4,807,510	(3)	100.00%

(1)	Beneficial owner and percent of class are calculated pursuant to rule 13d-3 under the Securities Exchange Act of 1934.

(2)	Consists of Preferred Shares owned of record by Saul Company and other companies of which Mr. Saul is an officer, director and/or more than 10% shareholder, comprising 270,000 Preferred Shares owned by Saul Company, 90,000 Preferred Shares owned by Franklin Development Company, Inc., 90,000 Preferred Shares owned by The Klingle Corporation, and 66,000 Preferred Shares owned by Westminster Investing Corporation. The address of each person listed in this footnote is 7501 Wisconsin Avenue, Bethesda, Maryland 20814. Pursuant to Rule 13d-3, the Preferred Shares described above are considered to be beneficially owned by Mr. Saul because he has or may be deemed to have sole or shared voting and/or investment power in respect thereof.

(3)	Consists of Common Shares owned of record by Saul Company and other companies of which Mr. Saul is an officer and director and/or more than 10% shareholder, comprising 1,125,739 Common Shares owned by Westminster Investing Corporation, 43,673 Common Shares owned by Derwood Investment Corporation, a subsidiary of Westminster Investing Corporation, 34,400 Common Shares owned by Somerset Investment Company, Inc., a subsidiary of Westminster Investing Corporation, 2,751,662 Common Shares owned by Saul Company, 283,400 Common Shares owned by Columbia Securities Company of Washington, D.C., 172,918 Common Shares owned by Franklin Development Company, Inc., and 395,718 Common Shares owned by The Klingle Corporation. The address of each person listed in this footnote is 7501 Wisconsin Avenue, Bethesda Maryland 20814. Pursuant to Rule 13d-3, the Common Shares described above are considered to be beneficially owned by Mr. Saul because he has or may be deemed to have sole or shared voting and/or investment power in respect thereof.

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

Management Personnel

All of the officers of the Trust and Messrs. Saul II, Saul III, Rogers and Whitmore, each of whom is a trustee of the Trust, are also officers and/or directors of Saul Company and/or its subsidiaries. In addition, Messrs. Saul II, Saul III, Whitmore, Grosvenor, Caraci, Heasley and Shoop are also officers and/or directors of Saul Centers and/or its subsidiaries.

Transactions with Saul Company and its Subsidiaries. The Real Estate Trust is managed by the Advisor, a wholly owned subsidiary of Saul Company. The Advisor is paid a fixed monthly fee subject to annual review by the trustees. The monthly fee was $472,000 for fiscal 2004. The advisory contract has been extended until September 30, 2005, and will continue thereafter unless cancelled by either party at the end of any contract year. The monthly fee for fiscal 2005 will be $487,000. Certain loan agreements prohibit termination of this contract.

Saul Company and Saul Property Co., a wholly owned subsidiary of Saul Company, provide services to the Real Estate Trust in the areas of commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. Fees to the two companies amounted to $8.6 million in fiscal 2004.

The Real Estate Trust reimburses the Advisor and Saul Property Co. for costs and expenses incurred in connection with the acquisition and development of real property on behalf of the Real Estate Trust, in-house legal expenses, and all travel expenses incurred in connection with the affairs of the Real Estate Trust.

The Real Estate Trust pays the Advisor fees equal to 2% of the principal amount of publicly offered unsecured notes as they are issued to offset the Advisor’s costs of administering the program. The Advisor received $266,000 in such fees in fiscal 2004.

B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of Saul Company, is a general insurance agency that receives commissions and counter-signature fees in connection with the Real Estate Trust’s insurance program. Such commissions and fees amounted to approximately $288,000 in fiscal 2004.

At October 1, 2001, the Real Estate Trust had an unsecured note receivable from the Saul Company with an outstanding balance of $7.8 million. During fiscal 2004, the Saul Company borrowed an additional $4.7 million. During fiscal 2003 and 2002, curtails of $3.5 and $1.3 million, respectively, were paid by the Saul Company. Interest on the loan is computed by reference to a floating rate index. At September 30, 2004, the total due the Real Estate Trust was $7.7 million. Interest earned on these loans amounted to $108,000 during fiscal 2004.

The Trust has retained the law firm of Shaw Pittman LLP, at which Mr. Rogers is senior counsel, to perform legal services for the Trust in fiscal 2003 and 2004

The Board of Trustees of the Trust, including the two independent trustees, reviews the fees and compensation arrangements between the Real Estate Trust and Saul Company and its related entities and affiliates and believes that such fees and compensation arrangements are as favorable to the Real Estate Trust as would be obtainable from unaffiliated sources.

Transactions with Saul Centers.

Shared Services. The Trust shares with Saul Centers certain ancillary functions at cost, such as computer and payroll services, benefits administration, certain other direct and indirect administrative payroll and in-house legal services. In addition, the Trust shares insurance expense with Saul Centers on a pro rata basis. The allocation is based upon management’s estimate of usage or time incurred in Trust matters. The Trust believes that the amounts allocated to it for such shared services represent a fair allocation between the Trust and Saul Centers.

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

Reimbursement Agreement. Pursuant to a reimbursement agreement among the partners of the Saul Holdings Partnership and certain of their affiliates, the Real Estate Trust and two of its subsidiaries have agreed to reimburse Saul Centers and the other partners in the event the Saul Holdings Partnership fails to make payments with respect to certain portions of its debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. As of September 30, 2004, the maximum potential obligation of the Real Estate Trust and its subsidiaries under the agreement was approximately $100 million. See Note 5 to the Consolidated Financial Statements in this report. The Real Estate Trust believes that Saul Holdings Partnership will be able to make all payments due with respect to its debt obligations.

Tax Conflicts. The fair market value of each of the properties contributed to Saul Holdings Partnership and its subsidiaries by the Real Estate Trust and its subsidiaries in connection with the formation of Saul Centers and Saul Holdings Partnership in 1993 exceeded the tax basis of such properties. In the event Saul Centers or its wholly owned subsidiary, Saul QRS, Inc., acting as general partner, causes Saul Holdings Partnership to dispose of, or there is an involuntary disposition of, one or more of such properties, a disproportionately large share of the total gain for federal income tax purposes would be allocated to the Real Estate Trust and its subsidiaries as a result of the property disposition. See Note 5 to the Consolidated Financial Statements in this report.

Remuneration of Trustees and Officers. For fiscal 2004, the Trust paid the trustees $109,000 in fees for their services. See “Item 10. Trustees and Executive Officers of the Trust.” No compensation was paid to the officers of the Trust for acting as such; however, Mr. Saul II was paid by Chevy Chase for his services as the bank’s Chairman and Chief Executive Officer, Mr. Halpin was paid by Chevy Chase for his services as Executive Vice President and Chief Financial Officer, and Mr. Saul III was paid by Chevy Chase for his services as Vice Chairman. See “Item 11. Executive Compensation.” Messrs. Grosvenor, Rogers, Saul II and Saul III receive compensation for their services as directors of Chevy Chase and Messrs. Rogers, Saul II, Saul III and Whitmore and all of the officers of the Real Estate Trust receive compensation from Saul Company and/or its affiliated corporations as directors or officers thereof.

Related Party Rents. The Real Estate Trust leases space to Chevy Chase and the Saul Property Co. at two of its income-producing properties. Minimum rents and expense recoveries paid under these leases amounted to approximately $5.2 million in fiscal 2004. Chevy Chase leases space in several of the shopping centers owned by Saul Centers. The total rental payments made to Saul Centers by Chevy Chase in fiscal

2004 was $1.7 million. On September 24, 2001 Chevy Chase entered into an agreement to lease to Saul Company approximately 46,000 square feet of office space at its new corporate headquarters at 7501 Wisconsin Avenue, Bethesda, Maryland. Total payments under the lease for fiscal 2004 were $2.0 million. In addition, Chevy Chase has retained Saul Company as its leasing agent to secure tenants for additional space that will be available in the new corporate headquarters. The Trust believes that these leases have comparable terms to leases that would have been entered into with unaffiliated parties.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Auditor

During fiscal years 2004 and 2003, The Trust retained Ernst & Young LLP to provide services in the following categories and amounts:

	Fiscal Year 2004	Fiscal Year 2003
Audit Fees (1)	$403,004	$211,049
Audit Related Fees (2)	3,300	3,000

Subtotaled	406,304	214,049
Tax Fees (3)	24,910	24,900
All Other Fees	—	—

Total Fees	$431,214	$238,949

(1)	Audit fees include the audit fee and fees for comfort letters, attest services and consents.

(2)	Audit related fees consist of fees incurred for consultation concerning financial accounting and reporting standards, performance of agreed-upon procedures, and other audit or attest services not required by statute or regulation.

(3)	Tax fees consist of fees for tax consultation and tax compliance services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.

The Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit to the Audit Committee for approval an aggregate of services expected to be rendered during that year for the services listed above.

Prior to engagement, the Audit Committee pre-approves these services by types of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent accountant.

Pursuant to the Trust’s Audit Committee Charter, the Audit Committee may delegate pre-approval authority to the chairman of the Audit Committee, who shall promptly advise the remaining members of the Audit Committee of such approval at the next regularly scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

The following consolidated financial statements of the Trust are incorporated by reference in Part II, Item 8.

(a)	Report of Independent Auditors.

(b)	Consolidated Balance Sheets—As of September 30, 2004 and 2003.

(c)	Consolidated Statements of Operations—For the years ended September 30, 2004, 2003 and 2002.

(d)	Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity—For the years ended September 30, 2004, 2003 and 2002.

(e)	Consolidated Statements of Cash Flows—For the years ended September 30, 2004, 2003 and 2002.

(f)	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules and Supplementary Data

(a) Schedules of the Real Estate Trust:

Schedule I—Condensed Financial Information—For the years ended September 30, 2004, 2003 and 2002.

Schedule III—Consolidated Schedule of Investment Properties As of September 30, 2004.

(b) Exhibits

EXHIBITS	DESCRIPTION
3. ORGANIZATIONAL DOCUMENTS

(a)	Second Amended and Restated Declaration of Trust filed with the Maryland State Department of Assessments and Taxation on May 23, 2002 as Exhibit 3(a) to Registration Statement 333-70753 is hereby incorporated by reference.

(b)	Second Amended and Restated By-Laws of the Trust dated as of May 23, 2002 as Exhibit 3(b) to Registration Statement 333-70753 is hereby incorporated by reference.

4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

(a)	Indenture, dated as of February 25, 2004, by and between the Trust and Wells Fargo Bank, National Association, as Trustee, with respect to the Trust’s 7 ½% Senior Secured Notes due 2014 and 7 ½% Series B Senior Secured Notes due 2014, including Form of Note, as filed as Exhibit 4 (a) to Registration Statement 333-113640 is hereby incorporated by reference.

(b)	Indenture, dated as of April 14, 2003, between the Trust and U.S. Bank National Association, as Trustee, with respect to the Trust’s Unsecured Notes Due for One Year to Ten Years from Date of Issue, as filed as Exhibit 4 (a) to Registration Statement 333-104068 is hereby incorporated by reference.

(c)	Indenture dated as of September 1, 1992 with respect to the Trust’s Notes due from One to Ten Years form Date of Issue filed as Exhibit 4(a) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(d)	First Supplemental Indenture dated as of January 16, 1997 with respect to the Trust’s Notes due from One to Ten years from Date of Issue filed as Exhibit 4(b) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(e)	Second Supplemental Indenture dated as of January 13, 1999 with respect to the Trust’s Notes due from One to Ten Years from Date of Issuance as filed as Exhibit 4(l) to Registration Statement No. 333-70753 is hereby incorporated by reference.

EXHIBITS	DESCRIPTION
10. MATERIAL CONTRACTS

(a)	Amended and Restated Advisory Contract by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company effective October 1, 1992, as amended (filed herewith).

(b)	Assignment and Guaranty Agreement effective May 1, 1972 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(c)	Commercial Property Leasing and Management Agreement effective October 1, 1982 between the Trust and B.F. Saul Property Company filed as Exhibit 10(b) to Registration Statement No. 2-80831 is hereby incorporated by reference.

(d)	Amendments to Commercial Property Leasing and Management Agreement between the Trust and B.F. Saul Property Company dated as of December 31, 1992 (Amendment No. 5), July 1, 1989 (Amendment No. 4), October 1, 1986 (Amendment No. 3), January 1, 1985 (Amendment No. 2) and July 1, 1984 (Amendment No. 1) filed as Exhibit 10(o) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(e)	Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(f)	First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(g)	Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Bank, F.S.B. and certain real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(h)	Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

(i)	Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(j)	First Amendment to Registration Rights and Lock-Up Agreement dated September 29, 1999 by and among Saul Centers, Inc., the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, Franklin Property Company and Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(k)	Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company, Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.

(l)	Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., B.F. Saul Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended March 31, 2000 is hereby incorporated by reference.

(m)	Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

(n)	Note Administration Fee Agreement dated as of February 8, 2002, between the Trust and B.F. Saul Advisory Company L.L.C., as filed as Exhibit 10(n) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended December 31, 2001 is hereby incorporated by reference.

12.	Ratio of Earnings to Fixed Charges (filed herewith).

21.	List of Subsidiaries of the Trust (filed herewith).

31.	Rule 13a – 14(a)/15d – 14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

SCHEDULE I

B.F. SAUL REAL ESTATE INVESTMENT TRUST

CONDENSED FINANCIAL INFORMATION

(a)	Required condensed financial information on the Trust is disclosed in the audited consolidated financial statements included herewith.

(b)	Amounts of cash dividends paid to the Trust by consolidated subsidiaries were as follows:

Year Ended September 30
2004	2003	2002
$24,800,000	$16,000,000	$16,000,000

SCHEDULE III

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

September 30, 2004

(Dollars in Thousands)

	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisition	Basis at Close of Period
Hotels (1)			Land	Buildings and Improvements	Total
Courtyard—Tysons Corner, McLean VA	$31,077	$(324)	$843	$29,910	$30,753
Crown Plaza—National Airport, Arlington VA	26,979	6,069	4,229	28,819	33,048
Hampton Inn—Dulles Airport, Sterling VA	—	7,224	290	6,934	7,224
Hampton Inn—Dulles Town Center, Sterling VA	11,379	24	795	10,608	11,403
Holiday Inn, Cincinnati OH	6,859	4,499	245	11,113	11,358
Holiday Inn—Dulles Airport, Sterling VA	6,950	23,637	862	29,725	30,587
Holiday Inn, Gaithersburg MD	3,849	17,684	1,781	19,752	21,533
Holiday Inn—National Airport, Arlington VA	10,187	9,888	1,183	18,892	20,075
Holiday Inn, Pueblo CO	3,458	2,416	542	5,332	5,874
Holiday Inn—Rochester Airport, Rochester NY	3,340	11,353	605	14,088	14,693
Holiday Inn—Tysons Corner, McLean VA	6,976	18,949	2,265	23,660	25,925
Holiday Inn Express, Herndon VA	5,259	554	1,178	4,635	5,813
Holiday Inn Select, Auburn Hills MI	10,450	2,655	1,031	12,074	13,105
SpringHill Suites, Boca Raton FL	10,942	439	1,220	10,161	11,381
TownePlace Suites, Boca Raton FL	7,527	31	869	6,689	7,558
TownePlace Suites—Dulles Airport, Sterling VA	5,849	202	219	5,832	6,051
TownePlace Suites—Ft. Lauderdale FL	7,059	25	420	6,664	7,084
TownePlace Suites, Gaithersburg MD	6,382	47	107	6,322	6,429

Subtotal—Hotels (1)	$164,522	$105,372	$18,684	$251,210	$269,894

Commercial
900 Circle 75 Pkway, Atlanta GA	$33,434	$4,614	$563	$37,485	$38,048
1000 Circle 75 Pkway, Atlanta GA	2,820	1,601	248	4,173	4,421
1100 Circle 75 Pkway, Atlanta GA	22,746	3,451	419	25,778	26,197
8201 Greensboro, Tysons Corner VA	28,890	5,848	1,633	33,105	34,738
Commerce Ctr-Ph II, Ft Lauderdale FL	4,266	896	782	4,380	5,162
Dulles North, Loudoun County VA	5,882	54	507	5,429	5,936
Dulles North Two, Loudoun County VA	7,729	91	404	7,417	7,820
Dulles North Four, Loudoun County VA	11,093	192	2,208	9,077	11,285

Dulles North Five, Loudoun County VA	5,078	(76)	535	4,467	5,002
Dulles North Six, Loudoun County VA	2,667	179	257	2,589	2,846
Loudoun Tech Center I, Loudoun County VA	5,334	558	1,075	4,817	5,892
Sweitzer Lane, Laurel MD	13,703	—	3,701	10,002	13,703
Tysons Park Place, Tysons Corner VA	21,811	1,593	2,453	20,951	23,404

Subtotal—Commercial	$165,453	$19,001	$14,785	$169,669	$184,454

	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisition	Basis at Close of Period
Purchase—Leasebacks and other			Land	Buildings and Improvements	Total
Chateau di Jon, Metairie, LA	$1,125	$—	$1,125	$—	$1,125
Country Club, Knoxville, TN	500	(22)	478	—	478
Houston Mall, Warner Robbins, GA	650	—	650	—	650
Old National, Atlanta, GA (Other)	550	—	550	—	550

Subtotal—Purchase-Leasebacks and other	$2,825	$(22)	$2,803	$—	$2,803

Total Income-Producing Properties	$332,800	$124,351	$36,272	$420,879	$457,151

Land Parcels
Arvida Park of Commerce, Boca Raton, FL	$7,378	(1,945)	$5,433	$—	$5,433
Cedar Green, Loudoun Co., VA	3,314	83	2,831	566	3,397
Church Road, Loudoun Co., VA	2,586	1,248	3,834	—	3,834
Circle 75, Atlanta, GA	12,927	3,801	16,049	679	16,728
Holiday Inn—Auburn Hills, Auburn Hills MI	218	—	218	—	218
Holiday Inn—Rochester, Roch., NY	68	—	68	—	68
Overland Park, Overland Park, KA	3,771	726	4,497	—	4,497
Prospect Indust. Pk, Ft. Laud., FL	2,203	(1,943)	260	—	260
Sterling Blvd., Loudoun Co., VA	505	4,082	2,620	1,967	4,587
Tysons Park Place II, Fairfax, VA	—	2,700	—	2,700	2,700

Subtotal	$32,970	$8,752	$35,810	$5,912	$41,722

Total Investment Properties (1)	$365,770	$133,103	$72,082	$426,791	$498,873

Hotels (1)	Accumulated Depreciation	(2) Related Debt	Date of Construction	Date Acquired/ Transferred	Buildings and Improvements Depreciable Lives (Years)
Courtyard—Tysons Corner, McLean VA	$7,064	$25,949	2000	12/00	40
Crown Plaza—National Airport, Arlington VA	8,594	15,752	1959	12/97	39
Hampton Inn—Dulles Airport, Sterling VA	3,477	6,070	1987	4/87	31.5
Hampton Inn—Dulles Town Center, Sterling VA	3,490	7,883	2000	11/00	40
Holiday Inn, Cincinnati OH	7,200	5,501	1975	2/76	40
Holiday Inn—Dulles Airport, Sterling VA	19,570	11,523	1971	11/84	28
Holiday Inn, Gaithersburg MD	10,751	6,449	1972	6/75	45
Holiday Inn—National Airport, Arlington VA	10,710	11,506	1973	11/83	30
Holiday Inn, Pueblo CO	3,784	4,089	1973	3/76	40
Holiday Inn—Rochester Airport, Rochester NY	8,618	12,044	1975	3/76	40
Holiday Inn—Tysons Corner, McLean VA	11,230	14,113	1971	6/75	47
Holiday Inn Express, Herndon VA	1,350	4,523	1987	10/96	40
Holiday Inn Select, Auburn Hills MI	4,544	11,192	1989	11/94	31.5
SpringHill Suites, Boca Raton FL	1,874	5,900	1999	9/99	40
TownePlace Suites, Boca Raton FL	1,141	5,354	1999	6/99	40
TownePlace Suites—Dulles Airport, Sterling VA	1,157	6,154	1998	8/98	40
TownePlace Suites—Ft. Lauderdale FL	1,165	4,401	1999	10/99	40
TownePlace Suites, Gaithersburg MD	1,146	4,693	1999	6/99	40

Subtotal—Hotels (1)	$106,865	$163,096

Commercial
900 Circle 75 Pkway, Atlanta GA	$20,817	$20,689	1985	12/85	35
1000 Circle 75 Pkway, Atlanta GA	2,983	4,723	1974	4/76	40
1100 Circle 75 Pkway, Atlanta GA	15,947	12,016	1982	9/82	40
8201 Greensboro, Tysons Corner VA	16,090	33,473	1985	4/86	35
Commerce Ctr-Ph II, Ft Lauderdale FL	2,204	3,589	1986	1/87	35
Dulles North, Loudoun County VA	2,464	4,752	1990	10/90	31.5
Dulles North Two, Loudoun County VA	2,132	8,196	1999	10/99	40
Dulles North Four, Loudoun County VA	1,860	8,565	2002	4/02	40
Dulles North Five, Loudoun County VA	799	6,441	2000	3/00	40
Dulles North Six, Loudoun County VA	326	4,618	2000	10/00	40
Loudoun Tech Center I, Loudoun County VA	305	3,774	2001	12/01	40

Sweitzer Lane, Laurel MD		979		10,354	1995	11/00	40
Tysons Park Place, Tysons Corner VA		10,015		28,404	1976	12/99	30

Subtotal—Commercial		$76,921		$149,594

Purchase—Leasebacks	Accumulated Depreciation		Related Debt		Date of Construction	Date Acquired/ Transferred
Chateau di Jon, Metairie, LA	$		$			11/73
Country Club, Knoxville, TN						5/76
Houston Mall, Warner Robbins, GA						2/72
Old National, Atlanta, GA						8/71

Subtotal—Purchase—Leasebacks	$		$

Total Income-Producing Properties		$183,786		$312,690

Land Parcels
Arvida Park of Commerce, Boca Raton, FL		$—		$—		12/84 & 5/85
Cedar Green, Loudoun Co., VA		—		—		10/00
Church Road, Loudoun Co., VA		—		—		9/84 & 4/85
Circle 75, Atlanta, GA		73		—		2/77 & 1/84
Flagship Centre, Rockville, MD		—		—		8/85
Holiday Inn—Auburn Hills, Auburn Hills MI		—		—		7/97
Holiday Inn—Rochester, Roch., NY		—		—		9/86
Overland Park, Overland Park, KA		—		—		1/77 & 2/85
Prospect Indust. Pk, Ft. Laud., FL		—		—		10/83 & 8/84
Sterling Blvd., Loudoun Co., VA		—		—		4/84, 2/00 & 3/00

Subtotal		$73		$—

Total Investment Properties (1)		$183,859		$312,690

NOTES:

(1)	Includes real estate held for sale.

(2)	Includes hotel capital lease obligations of approximately $1.4 million.

(3)	See Summary of Significant Accounting Policies for basis of recording investment properties and computing depreciation. Investment properties are discussed in Note 6 to Consolidated Financial Statements.

(4)	A reconciliation of the basis of investment properties and accumulated depreciation follows.

BASIS OF INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

(In thousands)

	For The Year Ended September 30
Basis of investment properties (1)	2004	2003	2002
Balance at beginning of period	$483,673	$479,309	$455,478

Additions (reductions) during the period:
Capital expenditures and property acquisitions from nonaffiliates	17,973	9,855	8,758
Sales to nonaffiliates	—	(1,873)	(22)
Transferred from construction in progress, net	—	—	18,407
Other	(2,773)	(3,618)	(3,312)

Balance at end of period	$498,873	$483,673	$479,309

Accumulated depreciation

Balance at beginning of period	$166,243	$149,981	$131,659

Additions (reductions) during the period:
Depreciation expense	19,053	19,330	19,147
Sales to nonaffiliates	—	—	—
Other	(1,437)	(3,068)	(825)

Balance at end of period	$183,859	$166,243	$149,981

(1)	Includes real estate held for sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B.F. SAUL REAL ESTATE INVESTMENT TRUST

December 17, 2004	By:	/s/ B. FRANCIS SAUL II
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

Signature	Title	Date

/S/ B. FRANCIS SAUL II B. Francis Saul II	Trustee, Chairman of the Board (Principal Executive Officer)	December 17, 2004

/s/ STEPHEN R. HALPIN, JR. Stephen R. Halpin, Jr.	Vice President and Chief Financial Officer (Principal Financial Officer)	December 17, 2004

/s/ KENNETH D. SHOOP Kenneth D. Shoop	Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	December 17, 2004

/s/ PHILIP D. CARACI Philip D. Caraci	Trustee	December 17, 2004

/S/ GARLAND J. BLOOM, JR. Garland J. Bloom, Jr.	Trustee	December 17, 2004

/S/ GILBERT M. GROSVENOR Gilbert M. Grosvenor	Trustee	December 17, 2004

/S/ GEORGE M. ROGERS, JR. George M. Rogers, Jr.	Trustee	December 17, 2004

/S/ B. FRANCIS SAUL III B. Francis Saul III	Trustee	December 17, 2004

/S/ JOHN R. WHITMORE John R. Whitmore	Trustee	December 17, 2004