Form 10-Q
period 2004-12-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2005-02-11
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of February 11, 2005, was 4,807,510.

Item 1. Financial Statements

Consolidated Balance Sheets

B. F. SAUL REAL ESTATE INVESTMENT TRUST

(In thousands)	December 31, 2004	September 30, 2004
	(Unaudited)
ASSETS

Real Estate
Income-producing properties
Hotel	$264,853	$264,020
Office and industrial	186,252	184,454
Other	2,253	2,253

	453,358	450,727

Accumulated depreciation	(185,041)	(180,075)

	268,317	270,652
Land parcels	41,882	41,722
Real estate held for sale	550	2,640
Investment in Saul Holdings and Saul Centers	66,807	61,767
Cash and cash equivalents	30,821	31,842
Note receivable and accrued interest - related party	7,677	7,677
Other assets	40,474	41,869

Total real estate assets	456,528	458,169

Banking

Cash and other deposits	520,997	542,548
Securities purchased under agreements to resell	50,000	—
Loans held for securitization and/or sale	1,409,795	1,965,476
Investment securities (market value $199,645 and $70,905, respectively)	200,547	71,192
Mortgage-backed securities (market value $549,765 and $415,503, respectively)	546,138	409,303
Loans receivable (net of allowance for losses of $37,750 for both periods)	8,901,504	8,555,557
Federal Home Loan Bank stock	136,584	139,347
Real estate held for investment or sale (net of allowance for losses of $202 for both periods)	21,920	21,282
Property and equipment, net	505,493	492,907
Automobiles subject to lease, net	346,526	435,307
Goodwill and other intangible assets, net	23,978	24,035
Interest-only strips receivable	341,591	287,840
Other assets	360,168	326,053

Total banking assets	13,365,241	13,270,847

TOTAL ASSETS	$13,821,769	$13,729,016

LIABILITIES

Real Estate
Mortgage notes payable	$303,733	$307,245
Mortgage note payable - real estate held for sale	—	4,071
Notes payable - secured	250,000	250,000
Notes payable - unsecured	56,799	56,428
Accrued dividends payable - preferred shares of beneficial interest	1,355	—
Other liabilities and accrued expenses	22,232	22,109
Deferred tax liability, net	35,673	36,448

Total real estate liabilities	669,792	676,301

Banking

Deposit accounts	9,151,694	8,855,118
Borrowings	218,411	206,579
Federal Home Loan Bank advances	2,479,645	2,736,938
Other liabilities	444,230	426,532
Capital notes - subordinated	175,000	175,000

Total banking liabilities	12,468,980	12,400,167

Commitments and contingencies

Minority interest held by affiliates	120,049	114,933
Minority interest — other	296,013	296,013

TOTAL LIABILITIES	13,554,834	13,487,414

SHAREHOLDERS’ EQUITY

Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized, 6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	210,675	185,342

	310,776	285,443

Less cost of 1,834,088 common shares of beneficial interest in treasury	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	266,935	241,602

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,821,769	$13,729,016

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(In thousands, except per share amounts)	2004	2003
REAL ESTATE

Income
Hotels	$24,570	$20,675
Office and industrial (including $1,266 and $1,246 of rental income from banking segment, respectively)	9,559	9,343
Other	323	227

Total income	34,452	30,245

Expenses
Direct operating expenses:
Hotels	16,427	14,281
Office and industrial properties	2,883	2,827
Land parcels and other	250	239
Interest and amortization of debt expense	12,054	12,493
Depreciation	4,976	4,493
Advisory, management and leasing fees - related parties	3,348	3,061
General and administrative	553	311

Total expenses	40,491	37,705

Equity in earnings (losses) of unconsolidated entities:

Saul Holdings and Saul Centers	1,976	2,056

Other	(227)	(124)

REAL ESTATE OPERATING LOSS	$(4,290)	$(5,528)

BANKING

Interest income
Loans	$118,276	$97,036
Mortgage-backed securities	4,575	5,322
Other	3,156	2,248

Total interest income	126,007	104,606

Interest expense
Deposit accounts	18,372	14,138
Borrowings	23,845	32,298

Total interest expense	42,217	46,436

Net interest income	83,790	58,170
Provision for loan losses	(383)	5,922

Net interest income after provision for loan losses	84,173	52,248

Other income
Deposit servicing fees	34,091	31,300
Servicing, securitization and mortgage banking income	59,923	36,552
Automobile rental income, net	25,249	46,424
Other	14,380	11,743

Total other income	133,643	126,019

Continued on following page.

Consolidated Statements of Operations (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(In thousands, except per share amounts)	2004	2003
BANKING (Continued)

Operating expenses
Salaries and employee benefits	$63,995	$54,525
Servicing assets amortization and other loan expenses	15,490	9,636
Property and equipment (including $1,266 and $1,246 of rental expense paid to real estate segment, respectively)	10,715	9,678
Marketing	3,285	2,789
Data processing	8,268	8,942
Depreciation and amortization	30,098	45,680
Other	16,150	16,049

Total operating expenses	148,001	147,299

BANKING OPERATING INCOME	$69,815	$30,968

TOTAL COMPANY
Income from continuing operations before income taxes and minority interest	$65,525	$25,440
Income tax provision	23,508	8,544

Income from continuing operations before minority interest	42,017	16,896
Minority interest held by affiliates	(7,516)	(518)
Minority interest — other	(7,255)	(17,931)

INCOME (LOSS) FROM CONTINUING OPERATIONS	27,246	(1,553)

Discontinued real estate operations:
Loss from operations of discontinued real estate assets	(1,779)	(310)
Income tax benefit	(623)	(108)

LOSS ON DISCONTINUED REAL ESTATE OPERATIONS	(1,156)	(202)

TOTAL COMPANY NET INCOME (LOSS)	$26,090	$(1,755)

Dividends: Real Estate Trust’s preferred shares of beneficial interest	(1,354)	(1,354)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$24,736	$(3,109)

NET INCOME (LOSS) PER COMMON SHARE
Income (loss) from continuing operations	$5.39	$(0.61)
Discontinued operations	(0.24)	(0.04)

NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED)	$5.15	$(0.65)

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(Dollars in thousands)	2004	2003
COMPREHENSIVE INCOME (LOSS)

Net income (loss)	$26,090	$(1,755)
Other comprehensive income	—	—

TOTAL COMPREHENSIVE INCOME (LOSS)	$26,090	$(1,755)

CHANGES IN SHAREHOLDERS’ EQUITY

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)	6,642	6,642

PAID-IN SURPLUS
Beginning and end of period	92,943	92,943

RETAINED EARNINGS
Beginning of period	185,342	112,424
Net income (loss)	26,090	(1,755)
Adjustments - Saul Holdings investment	597	512
Dividends:
Real Estate Trust preferred shares of beneficial interest:
Distributions payable	(1,354)	(1,354)

End of period	210,675	109,827

TREASURY SHARES
Beginning and end of period (1,834,088 shares)	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	$266,935	$166,087

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(In thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES

Real Estate
Net loss	$(3,975)	$(3,822)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,976	4,575
Amortization of debt expense	569	425
Equity in earnings of unconsolidated entities, net	(1,749)	(1,932)
Deferred tax benefit	(1,097)	(818)
Increase (decrease) in accounts receivable and accrued income	645	(1,430)
Decrease in accounts payable and accrued expenses	(114)	(6,541)
Dividends and tax sharing payments	10,058	5,220
Other	(108)	121

	9,205	(4,202)

Banking
Net income	30,065	2,067
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	8,801	6,938
Tax provision	4,893	9,223
Depreciation and amortization	30,098	45,680
Provision for loan losses	(383)	5,922
Minority interest held by affiliates	7,516	518
Minority interest - other	2,500	13,193
Proceeds from sales of trading securities	68,486	281,936
Purchases and net fundings of loans held for securitization and/or sale	(1,439,766)	(1,528,419)
Proceeds from sales of loans held for securitization and/or sale	1,866,633	1,206,506
Increase in interest-only strips receivable	(53,751)	(17,564)
Increase in other assets	(37,202)	(32,204)
Increase (decrease) in other liabilities	15,924	(96,876)
Other	(1,726)	(6,732)

	502,088	(109,812)

Net cash provided by (used in) operating activities	511,293	(114,014)

CASH FLOWS FROM INVESTING ACTIVITIES

Real Estate
Capital expenditures - properties	(2,805)	(4,602)
Property sales, net	2,090	—
Equity investment in unconsolidated entities	(2,144)	1,082
Other investments	(311)	(235)

	(3,170)	(3,755)

Banking
Purchases of investment securities	(129,279)	—
Proceeds from redemption of Federal Home Loan Bank Stock	84,177	55,130
Purchases of Federal Home Loan Bank stock	(81,414)	(70,104)
Net principal (dispersed) collected on loans	(175,608)	211,677
Purchases of loans receivable	(118,610)	(740,733)
Principal collected on mortgage-backed securities	49,136	58,190
Purchases of mortgage-backed securities	(184,190)	—
Net repayments of automobiles subject to lease	69,108	74,404
Net purchases of property and equipment	(22,830)	(16,396)
Net proceeds from sales of property and equipment	—	23,016
Net proceeds from sales of real estate	229	4,016
Disbursements for real estate held for investment or sale	(973)	(838)

	(510,254)	(401,638)

Net cash used in investing activities	(513,424)	(405,393)

Continued on following page.

Consolidated Statements of Cash Flows (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(In thousands)	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES

Real Estate
Proceeds from revolving credit facility	$—	$4,000
Repayments of revolving credit facility	—	(5,800)
Principal curtailments and repayments of mortgages	(7,284)	(2,588)
Proceeds from sales of unsecured notes	1,435	2,990
Repayments of unsecured notes	(1,064)	(3,057)
Costs of obtaining financings	(143)	(641)

	(7,056)	(5,096)

Banking
Proceeds from customer deposits and sales of certificates of deposit	16,558,635	12,145,053
Customer withdrawals of deposits and payments for maturing certificates of deposit	(16,262,058)	(11,968,411)
Net increase in securities sold under repurchase agreements	16,021	36,671
Advances from the Federal Home Loan Bank	6,445,000	2,305,148
Repayments of advances from the Federal Home Loan Bank	(6,702,293)	(1,845,680)
Net (decrease) increase in other borrowings	(4,190)	18,918
Issuance of 6 7/8% subordinated debentures	—	171,938
Issuance of 8% Noncumulative Perpetual Preferred Stock, Series C	—	120,500
Redemption of 13% Noncumulative Perpetual Preferred Stock, Series A	—	(81,750)
Cash dividends paid on preferred stock	(2,500)	(3,250)
Cash dividends paid on common stock	(12,000)	(6,000)

	36,615	893,137

Net cash provided by financing activities	29,559	888,041

Net increase in cash and cash equivalents	27,428	368,634

Cash and cash equivalents at beginning of period	574,390	433,606

Cash and cash equivalents at end of period	$601,818	$802,240

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$30,821	$5,926
Banking
Cash and other deposits	520,997	796,314
Securities purchased under agreements to resell	50,000	—

Cash and cash equivalents at end of period	$601,818	$802,240

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$55,320	$64,762
Income taxes paid, net	20,211	1,276
Shares of Saul Centers, Inc. common stock	5,371	2,009
Cash received during the period from:
Dividends on shares of Saul Centers, Inc. common stock	1,595	1,460
Distributions from Saul Holdings Limited Partnership	1,632	1,632

Supplemental disclosures of noncash activities:
Rollovers of notes payable - unsecured	1,665	1,456
Loans receivable transferred to real estate acquired in settlement of loans	—	98

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL:

The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term “Trust” used in the text and the financial statements included herein refers to the consolidated entity, which includes B.F. Saul Real Estate Investment Trust and its subsidiaries, including Chevy Chase Bank, F.S.B. and its subsidiaries (“Chevy Chase” or the “Bank”). “Real Estate Trust” refers to B.F. Saul Real Estate Investment Trust and its subsidiaries, excluding Chevy Chase and Chevy Chase’s subsidiaries. The operations conducted by the Real Estate Trust are designated as “Real Estate,” while the business conducted by the Bank and its subsidiaries is identified by the term “Banking.” In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust’s audited consolidated financial statements included in its Form 10-K for the fiscal year ended September 30, 2004. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Certain reclassifications of prior periods’ information have been made to conform with the presentation for the three months ended December 31, 2004, including the reclassification of certain income and expense amounts to loss from operations of discontinued real estate asset to assure comparability of all periods presented.

2. CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying financial statements include the accounts of the Real Estate Trust, which is involved in the ownership and development of income-producing properties. The accounts of the Bank have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results and cash flows for two business operations: Real Estate and Banking. All significant inter-company transactions, except as disclosed elsewhere in the financial statements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the Bank are presented gross in the Consolidated Statements of Cash Flows. For purposes of calculating primary and diluted earnings per share, weighted average common shares outstanding totaled 4,807,510 for both the three month period ended December 31, 2004 and December 31, 2003. The Trust has no common share equivalents. On January 20, 2005, the Trust declared a dividend on its common shares of $0.248 per share, totaling approximately $1.2 million, payable on January 21, 2005, to holders of record on December 30, 2004.

3. TAXES:

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

4. INVESTMENT IN SAUL CENTERS, INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP – REAL ESTATE TRUST:

During the three-month period ended December 31, 2004, the Real Estate Trust purchased, either through dividend reinvestment or direct purchase, approximately 160,000 shares of common stock of Saul Centers, Inc. (“Saul Centers”), and as of December 31, 2004 owned approximately 4,250,000 shares representing 25.9% of such company’s outstanding common stock. As of December 31, 2004, the market value of these shares was approximately $162.6 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

In fiscal 1993, the Real Estate Trust entered into a series of transactions in connection with the initial public offering of Saul Centers. The Real Estate Trust transferred its 22 shopping centers and one of its office properties, together with the $196 million of mortgage debt and deferred interest associated with such properties, to a newly formed partnership, Saul Holdings Limited Partnership (“Saul Holdings Partnership”), in which as of December 31, 2004 the Real Estate Trust owns (directly and through its wholly owned subsidiaries) a 19.4% interest, other entities affiliated with the Real Estate Trust own a 4.7% interest and Saul Centers owns a 75.9% interest. Under the Saul Holdings Partnership agreement, the units are generally convertible on a one-for-one basis into common stock of Saul Centers. However, at the current time, the units held by the Real Estate Trust are not convertible into Saul Centers common stock because of restrictions contained in the Saul Holdings Partnership agreement on the number of shares of common stock of Saul Centers that the Real Estate Trust and its affiliates can beneficially own at any point in time. The Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly distributions to the partners out of net cash flow. The quarterly distributions since inception have been 39 cents per unit. During the three-month period ended December 31, 2004, the Real Estate Trust received total cash distributions of $1.6 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s credit line banks.

Pursuant to a reimbursement agreement among the partners of Saul Holdings Partnership and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At December 31, 2004, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $100.0 million. The Real Estate Trust believes that Saul Holdings will be able to make all payments due with respect to its debt obligations.

4. INVESTMENT IN SAUL CENTERS INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP - REAL ESTATE TRUST (Continued):

The unaudited condensed Consolidated Balance Sheets as of December 31, 2004 and 2003, and the unaudited Consolidated Statements of Operations for the three month period ended December 31, 2004 and 2003 of Saul Centers follow:

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,
(In thousands)	2004	2003
Assets
Real estate investments	$682,808	$552,115
Accumulated depreciation	(181,420)	(164,823)
Other assets	82,008	84,324

Total assets	$583,396	$471,616

Liabilities and stockholders’ equity
Mortgage notes payable	$453,646	$357,248
Other liabilities	28,786	21,725

Total liabilities	482,432	378,973
Total stockholders’ equity	100,964	92,643

Total liabilities and stockholders’ equity	$583,396	$471,616

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
(In thousands)	2004	2003
Revenue
Base rent	$23,774	$20,434
Other revenue	5,795	5,695

Total revenue	29,569	26,129

Expenses
Operating expenses	5,896	5,344
Interest and amortization of deferred debt expense	7,114	6,449
Depreciation and amortization	5,828	4,962
General and administrative	2,475	1,818

Total expenses	21,313	18,573

Operating income	8,256	7,556

Gain on sale of property	—	182

Net income before minority interest	8,256	7,738

Minority interest	(2,028)	(2,023)

Net income	6,228	5,715

Preferred dividends	(2,000)	(1,244)

Net income available to common shareholders	$4,228	$4,471

5. DISCONTINUED OPERATIONS – REAL ESTATE TRUST:

On December 27, 2004 the Real Estate Trust determined it would sell one of its other real estate properties because the property no longer meets the Real Estate Trust’s investment criteria. Therefore, on December 27, 2004, the Real Estate Trust determined that the held for sale criteria in accordance with FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” has been met. Accordingly, the Real Estate Trust has compared the carrying value of the asset to its estimated fair value, less cost to sell, to determine if the asset is impaired. The Real Estate Trust has determined that no adjustment to the carrying amount is required. The asset is classified as Real Estate Held for Sale on the Consolidated Balance Sheets. The operating income, $18,000 for the three months ended December 31, 2004, from this asset is included in Loss from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations. The sale of this asset closed on January 31, 2005. The Real Estate Trust received proceeds from the sale of approximately $1.4 million.

On December 9, 2004 the sale of a hotel property, which was placed on the market for sale during fiscal 2004, was finalized and the Real Estate Trust received proceeds from the sale of approximately $2.2 million. The proceeds from the sale, along with an additional $3.6 million from the Real Estate Trust, were paid into an escrow fund with which United States government securities were purchased. The government securities became replacement collateral for the loan securing the hotel, and became the sole source of payment for the $4.4 million loan (the “Defeased loan”). As a result of the transaction, the principal amount owed by the Real Estate Trust was reduced by $4.4 million, with corresponding reductions in the principal and interest payments to be made to maturity. The escrow fund is maintained by Wells Fargo Bank, National Association, as Securities Intermediary and Custodian, and the Real Estate Trust is no longer the primary obligor with respect to the Defeased loan (see Note 6). Included in the Loss from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations for the quarter ended December 31, 2004 is an additional loss of $11,000 which reflects the difference between the actual loss on the sale of the property and the estimated loss recorded in Fiscal 2004. Also included in the Loss from Operations of Discontinued Real Estate Assets is an operating loss of $186,000 from the hotel property, through December 9, 2004, the date of sale, and $1.6 million of costs associated with the defeasance of the mortgage loan, including a $1.5 million prepayment premium.

6. EXTINGUISHMENT OF LIABILITIES – REAL ESTATE TRUST:

In connection with the sale of the hotel property (see Note 5) in December 2004 the Real Estate Trust deposited cash of approximately $5.8 million into an escrow fund with which United States government securities were purchased to complete a partial defeasance of a mortgage loan made to the Real Estate Trust. The Defeased loan which totals approximately $4.4 million was accounted for as if it was extinguished in December 2004. The escrowed funds, including cash flows from the investments, which will be used solely to satisfy principal and interest payments of the Defeased loan through maturity, will be sufficient to satisfy all future debt service requirements for the defeased debt instrument.

7. INDUSTRY SEGMENT INFORMATION - REAL ESTATE TRUST:

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the “Banking” sections of the accompanying financial statements

	Three Months Ended December 31,
(In thousands)	2004	2003
INCOME (from continuing operations)
Hotels	$24,570	$20,675
Office and industrial properties	9,559	9,343
Other	323	227

	$34,452	$30,245

OPERATING PROFIT (LOSS) (from continuing operations) (1)
Hotels	$4,966	$3,553
Office and industrial properties	4,883	4,870
Other	67	(18)

	9,916	8,405
Equity earnings of unconsolidated entities, net	1,749	1,932
Interest and amortization of debt expense	(12,054)	(12,493)
Advisory, management and leasing fees - related parties	(3,348)	(3,061)
General and administrative	(553)	(311)

Operating loss from continuing operations	$(4,290)	$(5,528)

IDENTIFIABLE ASSETS (AT PERIOD END)
Hotels	$169,522	$173,883
Office and industrial properties	124,085	125,128
Other	162,921	120,558

	$456,528	$419,569

INTEREST AND AMORTIZATION OF DEBT EXPENSE (from continuing operations)
Hotels	$3,031	$3,154
Office and industrial properties	3,074	3,170
Other	5,949	6,169

	$12,054	$12,493

DEPRECIATION (from continuing operations)
Hotels	$3,177	$2,841
Office and industrial properties	1,793	1,646
Other	6	6

	$4,976	$4,493

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS (from continuing operations)
Hotels	$833	$3,595
Office and industrial properties	1,812	908
Other	160	87

	$2,805	$4,590

(1)	Operating profit (loss) includes income less direct operating expenses and depreciation

8. SUBSEQUENT EVENTS – REAL ESTATE TRUST:

On January 31, 2005 the sale of the other real estate property, which was placed on the market during the quarter ended December 31, 2004, was finalized and the Real Estate Trust received proceeds from the sale of approximately $1.4 million.

On January 31, 2005 the Real Estate Trust executed an extension and expansion of its $55.0 million secured revolving credit facility. The credit facility was increased to $60.0 million, the interest rate spread over the floating index was reduced by 25 basis points to 200 basis points over the floating index and the term of the credit facility was extended to January 31, 2008, with provisions for extending the term for an additional year.

9. LOANS HELD FOR SECURITIZATION AND/OR SALE – THE BANK:

At December 31, 2004, loans held for securitization and/or sale were composed of single-family residential and home equity loans of $1,407.8 million and $2.0 million, respectively. At September 30, 2004, loans held for securitization and/or sale were composed of single-family residential and home equity loans of $1,965.1 million and $394,000, respectively.

10. LOANS RECEIVABLE – THE BANK:

Loans receivable is composed of the following:

(In thousands)	December 31, 2004	September 30, 2004
Single-family residential	$5,505,643	$5,232,551
Home equity	1,769,471	1,721,605
Real estate construction and ground	264,714	223,447
Commercial	944,092	920,178
Prime automobile	239,651	271,731
Other	122,873	137,475

	8,846,444	8,506,987

Deferred loan origination costs, net of unearned discounts	92,810	86,320
Allowance for losses on loans	(37,750)	(37,750)

	55,060	48,570

Total	$8,901,504	$8,555,557

11. REAL ESTATE HELD FOR INVESTMENT OR SALE – THE BANK:

The Bank’s real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank’s real estate acquired in settlement of loans or real estate owned (“REO”) is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

(In thousands)	December 31, 2004	September 30, 2004
Real estate held for investment (net of allowance for losses of $202 for both periods)	$925	$925
Real estate held for sale	20,995	20,357

Total real estate held for investment or sale	$21,920	$21,282

12. BUSINESS SEGMENTS – THE BANK:

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

(In thousands)	Retail Banking	Other	Total
Three Months Ended December 31, 2004
Operating income	$203,300	$14,571	$217,871
Operating expense	137,866	12,247	150,113

Core earnings	65,434	2,324	67,758
Non-core items	1,672	385	2,057

Operating income	$67,106	$2,709	$69,815

Average assets	$12,274,702	$1,260,537	$13,535,239

Three Months Ended December 31, 2003
Operating income	$168,518	$12,696	$181,214
Operating expense	138,145	10,719	148,864

Core earnings	30,373	1,977	32,350
Non-core items	(1,562)	180	(1,382)

Operating income	$28,811	$2,157	$30,968

Average assets	$10,926,381	$1,158,654	$12,085,035

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

13. CAPITAL NOTES – SUBORDINATED – THE BANK:

On December 2, 2003, the Bank issued $175.0 million aggregate principal amount of 6 7/8% subordinated debentures due 2013 (the “2003 Debentures”). On January 2, 2004, the net proceeds of the offering, along with short-term borrowings, were used to redeem all $150.0 million of the 9 1/4% subordinated debentures due 2005 (the “1993 Debentures”) and all $100.0 million of the 9 1/4% subordinated debentures due 2008 (the “1996 Debentures”).

14. ISSUANCE AND REDEMPTION OF PREFERRED STOCK – THE BANK:

In October 2003, the Bank sold $125.0 million of its 8% Noncumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”). The net proceeds from the issuance of the Series C Preferred Stock were used to redeem all of the 13% Noncumulative Perpetual Preferred Stock, Series A. The Series C Preferred Stock trades on the New York Stock Exchange under the symbol “CCX PrC.”

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

The principal business activities of the Real Estate Trust are the ownership of 80% of the outstanding common stock of the Bank, whose assets accounted for 97% of the Trust’s consolidated assets at December 31, 2004, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in the Bank, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the OTS.

The following discussion and analysis provides information that management believes to be necessary for an understanding of the Trust’s financial condition and results of operations, and should be read in conjunction with the accompanying financial statements, notes thereto and other information contained in this document.

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at December 31, 2004, consisted primarily of hotels, office projects, and land parcels. At December 31, 2004, the Real Estate Trust’s hotel portfolio included 17 properties containing 3,383 available rooms. The office property portfolio consisted of 13 properties with a total gross leasable area of 1,978,000 square feet.

The hotel portfolio, excluding the property which was disposed on December 9, 2004, experienced an average occupancy of 62.9% and an average room rate of $97.97 during the three-month period ended December 31, 2004, compared to an average occupancy of 60.0% and an average room rate of $85.81 during the same period in the prior year. REVPAR (revenue per available room) for the hotels was $61.64 for the three-month period ended December 31, 2004, a 19.8% increase over REVPAR for the three-month period ended December 31, 2003 of $51.46.

Office space in the Real Estate Trust’s office property portfolio was 90.5% leased at December 31, 2004, compared to a leasing rate of 85.9% at December 31, 2003 and 90.0% at September 30, 2004. At December 31, 2004, of the total gross leasable area of 1,978,000 square feet, 175,906 square feet (8.9%) and 183,062 square feet (9.3%) are subject to leases expiring in the remainder of fiscal 2005 and fiscal 2006, respectively.

BANKING

General. The Bank’s assets increased by $94.4 million during the current quarter to $13.4 billion at December 31, 2004. Investment and mortgage-backed securities increased by a combined $266.2 million due to additional purchases during the current quarter. Total loans decreased $209.7 million to $10.3 billion at December 31, 2004. The Bank recorded operating income of $69.8 million during the quarter ended December 31, 2004, compared to operating income of $31.0 million during the quarter ended December 31, 2003. The increase in operating income is attributable to increases in interest income and other (non-interest) income and to decreases in interest expense and the provision for loan losses.

At December 31, 2004, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.15%, 6.15%, 8.83% and 11.14%, respectively. The Bank’s regulatory capital ratios exceeded regulatory requirements as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). See “Capital.”

During the quarter ended December 31, 2004, the Bank declared and paid out of retained earnings a cash dividend on its Common Stock in the amount of $1,200 per share. The Bank also declared and paid a cash dividend on its Preferred Stock in the amount of $0.50 per share.

Asset Quality. The following table sets forth information concerning the Bank’s non-performing assets. The figures shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	December 31, 2004	September 30, 2004	December 31, 2003
Non-performing assets:
Non-accrual loans:
Residential mortgage	$8,812	$8,993	$10,286
Home equity	2,162	1,767	1,396
Real estate construction and ground	819	—	1,259

Total non-accrual real estate loans	11,793	10,760	12,941
Commercial	237	242	249
Subprime automobile	913	1,164	4,260
Prime automobile	1,073	1,069	1,405
Other consumer	379	472	503

Total non-accrual loans (1)	14,395	13,707	19,358
Real estate acquired in settlement of loans	20,995	20,357	18,751

Total non-performing assets	$35,390	$34,064	$38,109

Allowance for losses on loans	$37,750	$37,750	$60,879
Allowance for losses on real estate held for investment	202	202	202

Total allowances for losses	$37,952	$37,952	$61,081

Ratios:
Non-performing assets to total assets	0.26%	0.26%	0.30%
Allowance for losses on real estate loans to non-accrual real estate loans (1)	85.51%	91.02%	69.66%
Allowance for losses on loans to non-accrual loans (1)	262.24%	275.41%	314.49%
Allowance for losses on loans to total loans receivable (2)	0.36%	0.36%	0.64%

(1)	Before deduction of allowances for losses.
(2)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets totaled $35.4 million at December 31, 2004, compared to $34.1 million at September 30, 2004. The $1.3 million increase in non-performing assets during the current quarter resulted primarily from the transfer of a real estate construction loan to non-accrual status. The Bank maintained $37.8 million of valuation allowances on its loan portfolio at December 31, 2004 and September 30, 2004.

Delinquent Loans. At December 31, 2004, delinquent loans totaled $32.6 million, or 0.3% of loans, essentially unchanged from the level at September 30, 2004. The following table sets forth information regarding the Bank’s delinquent loans at December 31, 2004.

	Principal Balance (Dollars in thousands) Loans Delinquent for
	30-59 days	60-89 days	Total
Residential Mortgage	$5,364	$4,813	$10,177
Home Equity	4,766	623	5,389
Commercial	822	48	870
Subprime Automobile	5,069	1,396	6,465
Other Consumer	7,131	2,600	9,731

Total	$23,152	$9,480	$32,632

Total as a Percentage of Loans (1)	0.2%	0.1%	0.3%

(1)	Includes loans held for sale and/or securitization, before valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Total residential mortgage loans delinquent 30-89 days increased to $10.2 million at December 31, 2004 from $8.2 million at September 30, 2004, with the majority of the increase in the 60-89 days category.

Delinquent subprime automobile loans decreased to $6.5 million at December 31, 2004 from $8.9 million at September 30, 2004. Delinquent other consumer loans increased to $9.7 million at December 31, 2004 from $7.1 million at September 30, 2004.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are assets which are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. At December 31, 2004 and September 30, 2004, potential problem assets totaled $0.7 million.

Troubled Debt Restructurings. At December 31, 2004 and September 30, 2004, the Bank had no troubled debt restructurings.

Real Estate Held for Investment. At December 31, 2004 and September 30, 2004, real estate held for investment consisted of one property with a book value of $0.9 million, net of valuation allowances of $0.2 million.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Three Months Ended December 31,		Year Ended September 30,
	2004	2003	2004
Balance at beginning of period	$37,750	$58,397	$58,397

Provision for loan losses	(383)	5,922	(14,522)

Charge-offs:
Single family residential	(67)	(76)	(279)
Home equity	(119)	(214)	(786)
Subprime automobile	(1,716)	(5,708)	(15,596)
Other consumer	(2,119)	(3,066)	(9,897)

Total charge-offs	(4,021)	(9,064)	(26,558)

Recoveries:
Home equity	32	67	340
Subprime automobile	2,838	4,011	14,613
Other consumer	1,534	1,546	5,480

Total recoveries	4,404	5,624	20,433

Net (charge-offs) recoveries	383	(3,440)	(6,125)

Balance at end of period	$37,750	$60,879	$37,750

Provision for loan losses to average loans (1) (2)	(0.01)%	0.26%	(0.14)%
Net loan charge-offs to average loans (1) (2)	(0.01)%	0.15%	0.06%
Ending allowance for losses on loans to total loans (2) (3)	0.36%	0.64%	0.36%

(1)	Annualized
(2)	Includes loans held for securitization and/or sale.
(3)	Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	December 31, 2004		September 30, 2004
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of period allocated to:
Single family residential	$4,275	67.3%	$4,275	68.6%
Home equity	3,500	17.3	3,350	16.5
Real estate construction and ground	2,156	2.6	2,025	2.1
Commercial	6,851	9.2	7,361	8.8
Prime automobile	6,560	2.4	5,400	2.6
Subprime automobile	4,155	0.2	4,920	0.3
Other	3,393	1.0	3,559	1.1
Unallocated	6,860	—	6,860	—

Total	$37,750		$37,750

At December 31, 2004, the Bank’s total allowances for losses on loans and real estate held for investment or sale was $38.0 million, unchanged from the level at September 30, 2004. The allowance for losses on loans represents management’s estimate of credit losses inherent in the Bank’s loan portfolio as of the balance sheet date. The Bank’s allowance consists of several key elements, which include the allocated allowance, specific allowances for identified loans and the unallocated allowance. Management reviews the adequacy of the valuation allowances on loans using a variety of measures and tools including historical loss performance, delinquency status, current economic conditions, internal risk ratings and current underwriting policies and procedures.

The allowance for losses on single-family residential loans was $4.3 million at both December 31, 2004 and September 30, 2004. The allowance for losses on loans secured by real estate totaled $10.1 million at December 31, 2004, which constituted 85.5% of total non-accrual real estate loans. During the three months ended December 31, 2004, the Bank recorded net charge-offs of $0.2 million on these assets.

The allowance for losses on prime automobile loans increased slightly during the quarter ended December 31, 2004 as a result of increased delinquencies on these loans.

The $6.9 million of unallocated allowance for losses at December 31, 2004 remained unchanged from the level at September 30, 2004. The unallocated allowance is based upon management’s evaluation and judgement of various conditions that are not directly measured in the determination of the allocated allowance. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting key lending areas of the Bank, credit quality trends, collateral volumes, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience, regulatory examination results and findings of the Bank’s internal credit evaluations.

The Bank’s valuation allowance for losses on real estate held for investment or sale was $0.2 million at December 31, 2004 and September 30, 2004.

Asset and Liability Management. The following table presents the Bank’s interest rate sensitivity gap at December 31, 2004. Balances of interest-earning assets and interest-bearing liabilities are shown in the earlier of the period where contractual payments are due, interest rates adjust or prepayment is anticipated to occur. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for all of the Bank’s loans based on management’s estimates. The Bank’s deposits with no stated maturity, including savings and transaction accounts, have interest rates that may reprice at any time. However, market experience has proven that these deposits adjust to market prices over a much longer period of time. The Bank considers these deposits to be relatively insensitive to interest rate changes. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
Real estate loans:
Adjustable-rate	$3,606,740	$391,771	$792,185	$886,584	$257	$5,677,537
Fixed-rate	34,701	28,581	66,506	26,920	5,676	162,384
Home equity credit lines and second mortgages	1,544,129	9,445	37,167	37,695	202,820	1,831,256
Commercial	804,627	10,746	35,453	25,854	65,952	942,632
Consumer and other	92,465	63,213	135,087	18,726	15,954	325,445
Loans held for securitization and/or sale	1,409,795	—	—	—	—	1,409,795
Mortgage-backed securities	70,593	63,282	201,901	137,208	73,154	546,138
Other investments	317,594	—	200,546	—	—	518,140

Total interest-earning assets	7,880,644	567,038	1,468,845	1,132,987	363,813	11,413,327
Total non-interest earning assets	—	—	—	—	1,951,914	1,951,914

Total assets	$7,880,644	$567,038	$1,468,845	$1,132,987	$2,315,727	$13,365,241

Deposits:
Fixed maturity deposits	$965,289	$395,348	$404,408	$116,469	$—	$1,881,514
NOW, statement and passbook accounts	—	56,858	114,263	115,246	3,326,330	3,612,697
Money market deposit accounts	2,434,045	—	—	—	—	2,434,045
Borrowings:
Capital notes - subordinated	—	—	—	—	175,000	175,000
Other	1,891,588	3,712	494,974	269,753	38,027	2,698,054

Total interest-bearing liabilities	5,290,922	455,918	1,013,645	501,468	3,539,357	10,801,310
Minority interest	—	—	—	—	175,391	175,391
Total non-interest bearing liabilities	—	—	—	—	1,651,048	1,651,048
Stockholders’ equity	—	—	—	—	737,492	737,492

Total liabilities & stockholders’ equity	$5,290,922	$455,918	$1,013,645	$501,468	$6,103,288	$13,365,241

Gap	$2,589,722	$111,120	$455,200	$631,519	$(3,175,544)
Cumulative gap	$2,589,722	$2,700,842	$3,156,042	$3,787,561	$612,017
Cumulative gap as a percentage of total assets	19.4%	20.2%	23.6%	28.3%	4.6%

The interest sensitivity “gap” shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was 20.2% at December 31, 2004, essentially unchanged from 20.8% at September 30, 2004. The current gap reflects various initiatives undertaken by management in light of the current interest rate environment, including increased origination of short-term adjustable rate loans which were funded through the use of short-term deposits and borrowings.

Capital. At December 31, 2004, the Bank complied with all of its regulatory capital requirements under FDICIA, and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at December 31, 2004, compared to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$737,492
Minority interest in REIT Subsidiary (1)	144,000

	881,492
Adjustments for tangible and core capital:
Intangible assets	(42,315)
Non-includable subsidiaries (2)	(11,321)
Non-qualifying purchased/originated loan servicing rights	(8,769)

Total tangible capital	819,087	6.15%	$199,791	1.50%	$619,296	4.65%

Total core capital (3)	819,087	6.15%	$532,777	4.00%	$286,310	2.15%

Tier 1 risk-based capital (3)	819,087	8.83%	$371,893	4.00%	$447,194	4.83%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	37,750

Total supplementary capital	212,750

Total available capital	1,031,837
Equity investments	(2,573)

Total risk-based capital (3)	$1,029,264	11.14%	$743,786	8.00%	$285,478	3.14%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
(2)	Reflects an aggregate offset of $0.2 million representing the general allowance for losses maintained against the Bank’s equity capital investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a “credit” against the deductions otherwise required for such investments.
(3)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

During the quarter ended December 31, 2004, a subsidiary of the Bank purchased for $10.4 million an ownership interest in a limited liability company. The investment is classified as other assets on the Consolidated Balance Sheets and is treated as a non-includable asset and deducted from core capital for regulatory capital purposes.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank’s REO at December 31, 2004, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,573	(1)
1991	11,753	(2)
1995	5,131	(2)
2003	1,434
2004	104

Total REO	$20,995

(1)	The Bank treats this amount as an equity investment for regulatory capital purposes.
(2)	The Bank received an extension of the holding periods of these properties through April 7, 2005.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

The Real Estate Trust’s cash flows from operating activities have historically been insufficient to meet all of its cash flow requirements. The Real Estate Trust’s internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its indebtedness, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings, the sale of unsecured notes, refinancing of maturing mortgage debt, proceeds from asset sales, and dividends and tax sharing payments from the Bank. Although cash flows from operating activities have improved over the prior two fiscal years and for the quarter ended December 31, 2004, for the foreseeable future, the Real Estate Trust’s ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources. Dividends received from the Bank are a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the Bank’s operating performance and income, and regulatory restrictions on such payments.

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. During the three-month period ended December 31, 2004, the Bank made tax sharing payments totaling $458,000 and dividend payments totaling $9.6 million to the Real Estate Trust. Tax sharing and dividend payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

During the three-month period ended December 31, 2004, the Trust purchased through dividend reinvestment or direct purchase, 160,000 shares of common stock of Saul Centers and as of December 31, 2004 owned approximately 4,250,000 shares representing 25.9% of such company’s outstanding common stock. As of December 31, 2004, the market value of these shares was approximately $162.6 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership (“Saul Holdings Partnership”) the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the three-month period ended December 31, 2004, the Real Estate Trust received total cash distributions of $1.6 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s lines of credit banks.

On February 25, 2004, the Real Estate Trust issued, in a private offering, $250.0 million aggregate principal amount of 7.50% Senior Secured Notes due 2014 (the “2004 Notes”). The 2004 Notes are nonrecourse obligations of the Real Estate Trust and are secured by a first priority perfected security interest in all of the common stock of the Bank held by the Real Estate Trust. The Real Estate Trust used the net proceeds to redeem all of its outstanding $200.0 million aggregate principal of 9.75% Senior Secured Notes due 2008, to fund renovation and construction activities as well as for general corporate purposes.

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

The Real Estate Trust has a $55.0 million secured revolving credit line with an unrelated bank that matures on December 12, 2006, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At December 31, 2004, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $55.0 million. On January 31, 2005 the Real Estate Trust executed an extension and expansion of its $55.0 million secured revolving credit facility. The credit facility was increased to $60.0 million, the interest rate spread over the floating index was reduced by 25 basis points to 200 basis points over the floating index and the term of the credit facility was extended to January 31, 2008, with provisions for extending the term for an additional year.

The Real Estate Trust also has an additional $45.0 million revolving credit line with an unrelated bank that matures on September 26, 2006. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At December 31, 2004, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $45.0 million.

The maturity schedule for the Real Estate Trust’s outstanding debt at December 31, 2004 for the balance of fiscal 2005 and subsequent years is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes Payable	Notes Payable Secured	Notes Payable Unsecured	Total
2005 (1)	$13,009	$—	$8,860	$21,869
2006	94,850	—	8,150	103,000
2007	5,284	—	6,586	11,870
2008	5,670	—	4,438	10,108
2009	15,487	—	5,030	20,517
Thereafter	169,433	250,000	23,735	443,168

Total	$303,733	$250,000	$56,799	$610,532

(1)	January 1, 2005 - September 30, 2005

Of the total mortgage debt outstanding at December 31, 2004, $296.0 million was non-recourse to the Real Estate Trust.

REAL ESTATE DEVELOPMENT AND CAPITAL EXPENDITURES

The Real Estate Trust has placed one of its other real estate properties on the market for sale because the property no longer meets the Real Estate Trusts investment criteria. No adjustment to the carrying value of the property was required. The sale of this asset closed on January 31, 2005. The Real Estate Trust received proceeds from the sale of approximately $1.4 million.

On December 9, 2004 the sale of a hotel property, which was placed on the market for sale during fiscal 2004, was finalized and the Real Estate Trust received proceeds from the sale of approximately $2.2 million.

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

At December 31, 2004, the estimated remaining collateral, after market value and other adjustments, of that portion of the Bank’s assets that may be pledged to the FHLB of Atlanta and various securities dealers totaled $3.6 billion, or 26.7% of total assets. The Bank’s maximum credit availability with the FHLB of Atlanta is 50% of total assets, provided that the Bank has sufficient collateral to pledge against its advances and subject to certain limitations and conditions imposed by the FHLB of Atlanta.

Also at December 31, 2004, the Bank had cash and other short-term assets totaling $571.0 million, or 4.3% of total assets.

The Bank also accesses a variety of other short-term and long-term funding sources, including securitizations and sales of loan receivables. As part of its mortgage banking activities, the Bank sold or securitized and sold $1.9 billion of single-family residential mortgage loans during the December 2004 quarter. Generally, all long-term, fixed-rate residential mortgage loans originated during the current quarter have been or are in the process of being sold. Variable rate mortgage loans are either sold or placed into the Bank’s portfolio.

Management believes that the Bank’s primary sources of funds will be sufficient to meet the Bank’s foreseeable long-term liquidity needs. The mix of funding sources used from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

Loan Originations, Securitizations and Sales – Retained Interests and Servicing Assets. In connection with its loan origination, securitization and sale activities, the Bank generally receives or retains various interests in the sold loans, which may include servicing assets, securities, or interest-only certificates and/or interest-only strips receivable (collectively, “interest-only strips receivable”). The Bank sometimes retains a limited amount of recourse with its securitization through one or more means, most often through the establishment of reserve accounts, overcollateralization of receivables or retention of subordinated asset-backed certificates. The Bank records these interests as assets on its financial statements. In some cases, the Bank determines the carrying value of the assets based on future cash flows expected to be received by the Bank from the underlying assets. Some of these cash flows are payable to the Bank before the claims of others, while other cash flows are subordinated to the claims of others. The following tables summarize the carrying value of these assets at December 31, 2004 and September 30, 2004.

	December 31, 2004
	Not Subordinated	Subordinated	Total
	(in thousands)
Servicing assets	$164,770	$—	$164,770
Interest-only certificates, AAA-rated	233,856	—	233,856
Interest-only strips receivable	106,861	874	107,735
Overcollateralization of loans	—	943	943
Reserve accounts	14,652	9,912	24,564

Total	$520,139	$11,729	$531,868

	September 30, 2004
	Not Subordinated	Subordinated	Total
	(in thousands)
Servicing assets	$147,757	$—	$147,757
Interest-only certificates, AAA-rated	184,305	—	184,305
Interest-only strips receivable	102,495	1,040	103,535
Overcollateralization of loans	—	1,519	1,519
Reserve accounts	6,726	12,257	18,983

Total	$441,283	$14,816	$456,099

Commitments and Contingencies. The Bank is obligated under various recourse provisions related to the swap of single-family residential loans for mortgage-backed securities issued by the Bank. At December 31, 2004, recourse to the Bank under these arrangements was $2.0 million and consisted of restricted cash accounts. At September 30, 2004, recourse to the Bank under these arrangements was $3.8 million, consisting of restricted cash accounts amounting to $2.0 million and overcollateralization of receivables amounting to $1.8 million.

The Bank also is obligated under recourse provisions related to the servicing of certain residential mortgage loans. At December 31, 2004 and September 30, 2004, recourse to the Bank under these arrangements totaled $4.0 million. There were no material commitments for capital expenditures at December 31, 2004.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

REAL ESTATE

The Real Estate Trust recorded an operating loss from continuing operations of $4.3 million in the quarter ended December 31, 2004 (the “2004 quarter”) compared to an operating loss from continuing operations of $5.5 million in the quarter ended December 31, 2003 (the “2003 quarter”). The changes reflect improved operating results in the hotel portfolio and lower interest and amortization of debt expense offset by increased depreciation, advisory and management fees and general and administrative expenses.

Income after direct operating expenses from hotels increased $1.7 million, or 27.4%, in the 2004 quarter from the level achieved in the 2003 quarter. Total revenue increased $3.9 million, or 18.8%, as the overall occupancy percentage for the hotel properties increased from 60.0% for the 2003 quarter to 62.9% for the 2004 quarter, a 4.8% increase, while the average room rate increased $12.16, or 14.2%, from $85.81 in the 2003 quarter to $97.97 in the 2004 quarter, reflecting the strong demand at the Real Estate Trust’s hotel properties, particularly the Northern Virginia and Florida properties. Room sales for the 2004 quarter increased $3.2 million, or 19.9%, from the 2003 quarter, while food, beverage and other sales increased $717,000, or 15.3%. Direct operating expenses increased approximately $2.2 million, or 15.0%, reflecting increased operating costs, such as payroll costs, advertising, franchise costs and other operating costs associated with the increased hotel occupancy.

Income after direct operating expenses from office and industrial properties increased $160,000, or 2.5%, in the 2004 quarter compared to the 2003 quarter. Total revenue increased $216,000, or 2.3%, in the 2004 quarter. Successful leasing efforts during the quarter and the prior fiscal year have increased the office and industrial overall occupancy percentage from 85.9% at December 31, 2003 to 90.5% at December 31, 2004. The revenue generated from the increased occupancy is slightly offset by lower rental rates as leases turn over. Direct operating expenses increased $56,000, or 2.0%, as higher leasing, payroll and utility costs offset lower bad debt expenses.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $96,000, or 42.3%, principally due to higher interest income in the quarter reflecting the Trust’s increased invested cash balance in the 2004 Quarter.

Land parcels and other expense increased $11,000, or 4.6% in the 2004 quarter when compared to the 2003 quarter as a result of increased operating expenses at the Real Estate Trust’s other real estate properties.

Interest and amortization of debt expense decreased $439,000, or 3.5%, in the 2004 quarter when compared to the 2003 quarter. Interest expense in the 2004 quarter includes interest of approximately $4.7 million on the $250 million 7.50% Senior Secured Notes which were issued on February 25, 2004, interest expense in the 2003 quarter includes interest of approximately $4.9 million on the redeemed $200 million 9.75% Senior Secured Notes. Other interest expense was lower by approximately $280,000 due to reduced mortgage interest expense, due to the lower mortgage balances, lower line of credit interest expense and lower unsecured note interest. The average balance of outstanding borrowings increased to $615.5 million in the 2004 quarter from $578.9 million in the 2003 quarter, reflecting the increased principal of the Senior Secured Note debt which offset lower mortgage and line of credit balances. The average cost of borrowings was 7.82% in the 2004 quarter and 8.66% in the 2003 quarter. The decreased average cost of borrowings reflects the 225 basis point reduction in the outstanding Senior Secured Note debt. Amortization of debt expense increased approximately $30,000 in the 2004 quarter reflecting the amortization of the costs associated with the $250 million Senior Secured Note offering.

Depreciation expense increased $483,000, or 10.8%, reflecting capital improvements in both the hotel and office and industrial portfolios that have been placed in service during the 2004 quarter and the prior fiscal year.

Advisory, management and leasing fees paid to related parties increased $287,000 or 9.4%, in the 2004 quarter when compared to the 2003 quarter. The advisory fee in the 2004 quarter was $487,000 per month compared to $472,000 per month for the 2003 quarter, an aggregate increase of $45,000. The remainder of the increase, totaling $242,000, was due mainly to higher hotel management fees reflecting the 18.8% increase in hotel revenue.

General and administrative expense increased $242,000 from $311,000 in the 2003 quarter to $553,000 in the 2004 quarter due to higher legal, accounting and other administrative costs.

Equity in earnings of unconsolidated entities reflected net earnings of $1.7 million in the 2004 quarter as compared to $1.9 million in the 2003 quarter, a decrease of $183,000, or 9.5%. Earnings from Saul Holdings Partnership and Saul Centers were lower by $80,000 in the 2004 quarter primarily due to dilution caused by a November 2003 Saul Centers preferred stock offering and additional general and administrative costs incurred by the organization which offset increases in operating income generated as a result of the acquisition activity of those entities. Losses from other investments totaled $227,000 in the 2004 quarter compared to $124,000 in the 2003 quarter. These losses are a result of write-downs of a certain non-public investment accounted for under the equity method.

During the 2004 quarter the Real Estate Trust determined that it would sell one of its other real estate properties. Included in the net 2004 quarter Loss from Operations of Discontinued Real Estate Assets of $1.8 million is operating income of $18,000 for this property. The sale of this asset closed on January 31, 2005. During the fiscal year ended September 30, 2004 (“Fiscal 2004”) the Real Estate Trust determined it would sell one of its hotel properties and wrote down its investment in this asset to its estimated fair value, less cost to sell in Fiscal 2004. The sale of the hotel property closed on December 9, 2004. Included in the 2004 quarter Loss from Operations of Discontinued Real Estate Asset is an additional loss of $11,000 which reflects the difference between the actual loss on the sale of the hotel property and the estimated loss recorded in Fiscal 2004. Also included in the Loss from Operations of Discontinued Real Estate Assets is an operating loss of $186,000 for the hotel property for the period during the 2004 quarter that the Real Estate Trust owned and operated the property and $1.6 million of costs associated with the defeasance of the mortgage which the hotel property secured, including a $1.5 million prepayment premium.

BANKING

Overview. The Bank recorded operating income of $69.8 million for the three months ended December 31, 2004 (the “2004 quarter”), compared to operating income of $31.0 million for the three months ended December 31, 2003 (the “2003 quarter”). The increase in operating income was attributable to increases in interest income and other (non-interest) income and decreases in interest expense and the provision for loan losses.

Net Interest Income. Net interest income, before the provision for loan losses, increased $25.6 million (or 44.0%) in the 2004 quarter. No interest income was recorded on non-accrual and restructured loans during the 2004 quarter. The Bank would have recorded additional interest income of $0.2 million during the 2004 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Three Months Ended December 31,
	2004			2003
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$10,825,388	$118,276	4.37%	$9,243,339	$97,036	4.20%
Mortgage-backed securities	392,984	4,575	4.66	436,478	5,322	4.88
Federal funds sold and securities purchased under agreements to resell	74,457	366	1.97	79,750	201	1.01
Trading securities	10,301	140	5.44	47,081	572	4.86
Investment securities	129,647	789	2.43	46,233	263	2.28
Other interest-earning assets	231,577	1,861	3.21	196,448	1,212	2.47

Total	11,664,354	126,007	4.32	10,049,329	104,606	4.16

Noninterest-earning assets:
Cash	323,376			292,267
Real estate held for investment or sale	21,349			22,336
Property and equipment, net	500,270			488,466
Automobiles subject to lease, net	389,047			795,237
Goodwill and other intangible assets, net	24,015			24,292
Other assets	612,828			413,108

Total assets	$13,535,239			$12,085,035

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,232,867	1,202	0.22	$1,975,247	1,007	0.20
Savings deposits	1,213,864	853	0.28	1,160,050	801	0.28
Time deposits	1,869,576	10,173	2.18	1,741,649	8,275	1.90
Money market deposits	2,388,781	6,144	1.03	2,317,090	4,055	0.70

Total deposits	7,705,088	18,372	0.95	7,194,036	14,138	0.79
Borrowings	3,358,477	23,845	2.84	2,685,754	32,298	4.81

Total liabilities	11,063,565	42,217	1.53	9,879,790	46,436	1.88

Noninterest-bearing items:
Noninterest-bearing deposits	1,298,788			1,067,672
Other liabilities	284,637			332,107
Minority interest	175,391			175,391
Stockholders’ equity	712,858			630,075

Total liabilities and stockholders’ equity	$13,535,239			$12,085,035

Net interest income		$83,790			$58,170

Net interest spread (2)			2.79%			2.28%

Net yield on interest-earning assets (3)			2.87%			2.32%

Interest-earning assets to interest-bearing liabilities			105.43%			101.72%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003 Increase (Decrease) Due to Change in (1)
	Volume	Rate	Total Change
Interest income:
Loans (2)	$17,155	$4,085	$21,240
Mortgage-backed securities	(514)	(233)	(747)
Federal funds sold and securities purchased under agreements to resell	(89)	254	165
Trading securities	(846)	414	(432)
Investment securities	506	20	526
Other interest-earning assets	241	408	649

Total interest income	16,453	4,948	21,401

Interest expense:
Deposit accounts	1,058	3,176	4,234
Borrowings	36,953	(45,406)	(8,453)

Total interest expense	38,011	(42,230)	(4,219)

Increase (decrease) in net interest income	$(21,558)	$47,178	$25,620

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in the 2004 quarter increased $21.4 million (or 20.5%) from the 2003 quarter primarily as a result of higher average yields on higher average balances of loans receivable. Partially offsetting the increased income was a decrease in interest income on mortgage-backed securities caused by lower average balances and lower average yields.

The Bank’s net interest spread increased to 2.79% in the 2004 quarter from 2.28% in the 2003 quarter. The 51 basis point increase was primarily the result of a 197 basis point decrease in the cost of borrowings. Average interest-earning assets as a percentage of average interest-bearing liabilities increased to 105.4% for the 2004 quarter compared to 101.7% for the 2003 quarter.

Interest income on loans, the largest category of interest-earning assets, increased to $118.3 million for the 2004 quarter from $97.0 million for the 2003 quarter primarily because of higher average balances and average yields of loans receivable. The average yield on the loan portfolio increased 17 basis points (from 4.20% to 4.37%) from the 2003 quarter, reflecting increases in the various indices on which interest rates of adjustable rate loans are based. Interest income on single-family residential loans increased $17.9 million due to $1.4 billion of higher average balances as well as higher average yields during the 2004 quarter. Lower average yields and lower average balances of automobile loans resulted in a $5.0 million (or 51.3%) decrease in interest income on those loans.

Interest income on mortgage-backed securities decreased $0.7 million (or 14.0%) due to a $43.5 million decline in average balances as well as a decrease in the average interest yields on those securities from 4.88% to 4.66%.

Interest expense on deposits increased $4.2 million (or 29.9%) during the 2004 quarter. The increase resulted from a 16 basis point increase in the average rate on deposits (from 0.79% to 0.95%) due to increased rates paid by the Bank in response to increases in market interest rates and a $511.1 million increase in average deposit balances for the 2004 quarter.

Interest expense on borrowings decreased $8.5 million (or 26.2%) in the 2004 quarter compared to the 2003 quarter. Interest expense on advances from the FHLB of Atlanta decreased $5.0 million (or 19.7%) due primarily to lower average rates paid on the advances which was partially offset by higher average balances. The Bank replaced maturing higher cost advances with lower cost advances throughout the past year. The average balances of subordinated debentures decreased by $134.0 million, and the average rate on those borrowings decreased by 190 basis points resulting in a decrease of $3.8 million in interest expense. On December 2, 2003, the Bank issued $175.0 million aggregate principal amount of 6 7/8% subordinated debentures due 2013. On January 2, 2004, the net proceeds of the offering, along with short-term borrowings, were used to redeem all $250.0 million of the Bank’s 9 1/4% subordinated debentures due 2005 and 2008.

Provision for Loan Losses. During the 2004 quarter, the Bank recorded a negative provision for loan losses of $0.4 million, compared to a provision of $5.9 million in the 2003 quarter. The negative provision reflected the amount of the Bank’s recoveries in excess of charge-offs on the Bank’s loan portfolio during the quarter. Management’s prior decisions to discontinue subprime automobile lending and indirect consumer lending, and focus more on residential mortgages, have improved the overall credit quality of the Bank’s loan portfolio. As the balances of automobile loans continue to decline, charge-offs and delinquencies also have been declining. The combination of these factors contributed to the Bank’s decision to reduce the provision for loan losses. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other non-interest income increased to $133.6 million in the 2004 quarter from $126.0 million in the 2003 quarter. The $7.6 million (or 6.0%) increase was primarily attributable to an increase in servicing, securitization and mortgage banking income as well as deposit servicing fees, offset partially by decreases in automobile rental income.

Servicing, securitization and mortgage banking income increased to $59.9 million in the 2004 quarter, from $36.6 million in the 2003 quarter, primarily as a result of a gain of $54.9 million resulting from the securitization and sale of $1.6 billion of loans during the 2004 quarter compared to a gain of $26.8 million resulting from the securitization and sale of $776.9 million of loans in the 2003 quarter.

Deposit servicing fees increased to $34.1 million in the 2004 quarter, from $31.3 million in the 2003 quarter, primarily due to fees generated from the continued expansion of the Bank’s branch network.

Automobile rental income decreased to $25.2 million in the 2004 quarter from $46.4 million in the prior corresponding quarter. The $21.2 million decrease resulted primarily from a $406.2 million (or 51.1%) decrease in average outstanding leases as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Operating Expenses. Operating expenses during the 2004 quarter increased $0.7 million from the 2003 quarter. The increase was largely due to increases in salaries and employee benefits and servicing assets amortization and other loan expenses, which were mostly offset by reductions in depreciation and amortization.

Depreciation and amortization expense decreased $15.6 million (or 34.1%), largely as a result of decreased depreciation expense of automobiles subject to lease. Depreciation expense related to automobiles subject to lease decreased $16.1 million, to $19.7 million for the 2004 quarter, due to lower levels of outstanding leases resulting from the Bank’s prior decision to discontinue origination of those leases.

Salaries and employee benefits increased $9.5 million (or 17.4%) in the 2004 quarter due primarily to increased expenses in the retail branch network.

Servicing assets amortization and other loan expenses increased $5.9 million (or 60.8%) as a result of an increase in amortization expense during the quarter ended December 31, 2004. Contributing to the increased expense was a $3.9 million reduction in the mortgage servicing rights valuation allowance caused by an increase in the value of the Bank’s mortgage servicing assets during the 2003 quarter.

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

The Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2004. Based on the foregoing, the Company’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2004.

During the three months ended December 31, 2004 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II

Item 6. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K are set forth below.

EXHIBITS

EXHIBITS		DESCRIPTION
3.		ORGANIZATIONAL DOCUMENTS

	(a)	Second Amended and Restated Declaration of Trust filed with the Maryland State Department of Assessments and Taxation on May 23, 2002 as Exhibit 3(a) to Registration Statement 333-70753 is hereby incorporated by reference.

	(b)	Second Amended and Restated By-Laws of the Trust dated as of May 23, 2002 as Exhibit 3(b) to Registration Statement 333-70753 is hereby incorporated by reference.

4.		INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

	(a)	Indenture, dated as of February 25, 2004, by and between the Trust and Wells Fargo Bank, National Association, as Trustee, with respect to the Trust’s 7 ½% Senior Secured Notes due 2014 and 7 ½% Series B Senior Secured Notes due 2014, including Form of Note, as filed as Exhibit 4 (a) to Registration Statement 333-113640 is hereby incorporated by reference.

	(b)	Indenture, dated as of April 14, 2003, between the Trust and U.S. Bank National Association, as Trustee, with respect to the Trust’s Unsecured Notes Due for One Year to Ten Years from Date of Issue, as filed as Exhibit 4(a) to Registration Statement 333-104068 is hereby incorporated by reference.

	(c)	Indenture dated as of September 1, 1992 with respect to the Trust’s Notes due from One to Ten Years from Date of Issue filed as Exhibit 4(a) to Registration Statement No. 33-34930 is hereby incorporated by reference.

	(d)	First Supplemental Indenture dated as of January 16, 1997 with respect to the Trust’s Notes due from One to Ten years from Date of Issue filed as Exhibit 4(b) to Registration Statement No. 33-34930 is hereby incorporated by reference.

	(e)	Second Supplemental Indenture dated as of January 13, 1999 with respect to the Trust’s Notes due from One to Ten Years from Date of Issuance as filed as Exhibit 4(l) to Registration Statement No. 333-70753 is hereby incorporated by reference.

10.		MATERIAL CONTRACTS

	(a)	Amended and Restated Advisory Contract dated October 1, 1982 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, as subsequently amended, as filed as Exhibit 10(a) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2004 is hereby incorporated by reference.

	(b)	Assignment and Guaranty Agreement effective May 1, 1972 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

	(c)	Commercial Property Leasing and Management Agreement effective October 1, 1982 between the Trust and B.F. Saul Property Company filed as Exhibit 10(b) to Registration Statement No. 2-80831 is hereby incorporated by reference.

	(d)	Amendments to Commercial Property Leasing and Management Agreement between the Trust and B.F. Saul Property Company dated as of December 31, 1992 (Amendment No. 5), July 1, 1989 (Amendment No. 4), October 1, 1986 (Amendment No. 3), January 1, 1985 (Amendment No. 2) and July 1, 1984 (Amendment No. 1) filed as Exhibit 10(o) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(e)	Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(f)	First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(g)	Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Bank, F.S.B. and certain real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(h)	Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

(i)	Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(j)	First Amendment to Registration Rights and Lock-Up Agreement dated September 29, 1999 by and among Saul Centers, Inc., the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, B.F. Saul Property Company and Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(k)	Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company, Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.

(l)	Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., B.F. Saul Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended March 31, 2000 is hereby incorporated by reference.

(m)	Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

(n)	Note Administration Fee Agreement dated as of February 8, 2002, between the Trust and B.F. Saul Advisory Company L.L.C., as filed as Exhibit 10(n) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended December 31, 2001 is hereby incorporated by reference.

12.	Ratio of Earnings to Fixed Charges (filed herewith).

31.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. F. SAUL REAL ESTATE INVESTMENT TRUST
(Registrant)

Date: February 11, 2005	Stephen R. Halpin, Jr.
Stephen R. Halpin, Jr.
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 11, 2005	Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)