Form 10-Q
period 2005-03-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2005-05-13
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of May 13, 2005, was 4,807,510.

Item 1. Financial Statements

Consolidated Balance Sheets

B. F. SAUL REAL ESTATE INVESTMENT TRUST

(In thousands)	March 31, 2005	September 30, 2004
	(Unaudited)
ASSETS
Real Estate
Income-producing properties
Hotel	$267,821	$264,020
Office and industrial	186,650	184,454
Other	2,253	2,253

	456,724	450,727
Accumulated depreciation	(189,593)	(180,075)

	267,131	270,652
Land parcels	40,278	40,183
Real estate held for sale	1,539	4,179
Investment in Saul Holdings and Saul Centers	68,538	61,767
Cash and cash equivalents	21,283	31,842
Note receivable and accrued interest - related party	16,753	7,677
Other assets	42,530	41,869

Total real estate assets	458,052	458,169

Banking
Cash and other deposits	537,091	542,548
Securities purchased under agreements to resell	100,000	—
Loans held for securitization and/or sale	1,109,371	1,965,476
Investment securities (market value $198,125 and $70,905, respectively)	200,662	71,192
Mortgage-backed securities (market value $547,290 and $415,503, respectively)	549,503	409,303
Loans receivable (net of allowance for losses of $34,000 and $37,750, respectively)	9,540,423	8,555,557
Federal Home Loan Bank stock	134,927	139,347
Real estate held for investment or sale (net of allowance for losses of $202 for both periods)	21,844	21,282
Property and equipment, net	509,482	492,907
Automobiles subject to lease, net	289,214	435,307
Goodwill and other intangible assets, net	23,967	24,035
Interest-only strips receivable	365,944	287,840
Other assets	384,611	326,053

Total banking assets	13,767,039	13,270,847

TOTAL ASSETS	$14,225,091	$13,729,016

LIABILITIES
Real Estate
Mortgage notes payable	$300,686	$307,245
Mortgage note payable - real estate held for sale	—	4,071
Notes payable - secured	250,000	250,000
Notes payable - unsecured	57,435	56,428
Other liabilities and accrued expenses	22,023	22,109
Deferred tax liability, net	36,308	36,448

Total real estate liabilities	666,452	676,301

Banking
Deposit accounts	9,437,273	8,855,118
Borrowings	376,996	206,579
Federal Home Loan Bank advances	2,442,830	2,736,938
Other liabilities	413,527	426,532
Capital notes - subordinated	175,000	175,000

Total banking liabilities	12,845,626	12,400,167

Commitments and contingencies
Minority interest held by affiliates	125,080	114,933
Minority interest - other	296,013	296,013

TOTAL LIABILITIES	13,933,171	13,487,414

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized, 6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	235,660	185,342

	335,761	285,443
Less cost of 1,834,088 common shares of beneficial interest in treasury	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	291,920	241,602

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,225,091	$13,729,016

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(In thousands, except per share amounts)	2005	2004	2005	2004
REAL ESTATE

Income
Hotels	$26,431	$22,932	$51,001	$43,607
Office and industrial (including $1,297, $1,243, $2,563 and $2,489 of rental income from banking segment, respectively)	9,850	9,570	19,409	18,913
Other	457	367	780	594

Total income	36,738	32,869	71,190	63,114

Expenses
Direct operating expenses:
Hotels	16,827	15,030	33,254	29,311
Office and industrial properties	3,173	2,932	6,056	5,759
Land parcels and other	267	254	517	493
Interest and amortization of debt expense	12,002	14,262	24,056	26,755
Depreciation	4,981	4,637	9,957	9,130
Advisory, management and leasing fees - related parties	3,435	3,216	6,783	6,277
General and administrative	1,082	937	1,635	1,248

Total expenses	41,767	41,268	82,258	78,973

Equity in earnings (losses) of unconsolidated entities:
Saul Holdings and Saul Centers	2,088	1,985	4,064	4,041
Other	(52)	(256)	(279)	(380)
Gain on sale of property	—	2,651	—	2,651

REAL ESTATE OPERATING LOSS	$(2,993)	$(4,019)	$(7,283)	$(9,547)

BANKING

Interest income
Loans	$125,223	$100,394	$243,499	$197,430
Mortgage-backed securities	5,480	5,171	10,055	10,492
Other	3,997	2,090	7,153	4,338

Total interest income	134,700	107,655	260,707	212,260

Interest expense
Deposit accounts	20,820	13,701	39,192	27,839
Borrowings	24,473	27,040	48,318	59,338

Total interest expense	45,293	40,741	87,510	87,177

Net interest income	89,407	66,914	173,197	125,083
Provision for loan losses	(4,093)	(5,428)	(4,476)	494

Net interest income after provision for loan losses	93,500	72,342	177,673	124,589

Other income
Deposit servicing fees	31,788	31,006	65,879	62,306
Servicing assets, securitization and mortgage banking income	51,869	55,587	111,792	92,139
Automobile rental income, net	22,309	41,342	47,558	87,766
Other	19,405	11,995	33,785	23,739

Total other income	125,371	139,930	259,014	265,950

Continued on following page.

Consolidated Statements of Operations (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(In thousands, except per share amounts)	2005	2004	2005	2004
BANKING (Continued)

Operating expenses
Salaries and employee benefits	$65,432	$56,104	$129,427	$110,628
Servicing assets amortization and other loan expenses	14,742	18,118	30,232	27,755
Property and equipment (including $1,297, $1,243, $2,563 and $2,489 of rental expense paid to real estate segment, respectively)	11,450	9,940	22,165	19,618
Marketing	3,994	1,760	7,279	4,549
Data processing	8,938	8,968	17,206	17,910
Depreciation and amortization	27,814	42,392	57,912	88,072
Other	15,703	22,258	31,853	38,307

Total operating expenses	148,073	159,540	296,074	306,839

BANKING OPERATING INCOME	$70,798	$52,732	$140,613	$83,700

TOTAL COMPANY
Income from continuing operations before income taxes and minority interest	$67,805	$48,713	$133,330	$74,153
Income tax provision	24,356	17,706	47,864	26,250

Income from continuing operations before minority interest	43,449	31,007	85,466	47,903
Minority interest held by affiliates	(7,631)	(5,777)	(15,147)	(6,295)
Minority interest - other	(7,272)	(4,755)	(14,527)	(22,686)

INCOME FROM CONTINUING OPERATIONS	28,546	20,475	55,792	18,922
Discontinued real estate operations:
Income (loss) from operations of discontinued real estate assets (including gain on disposal of $900, $—, $900 and $—, respectively)	872	(307)	(907)	(617)
Income tax provision (benefit)	306	(107)	(317)	(215)

INCOME (LOSS) ON DISCONTINUED REAL ESTATE OPERATIONS	566	(200)	(590)	(402)

TOTAL COMPANY NET INCOME	$29,112	$20,275	$55,202	$18,520
Dividends: Real Estate Trust’s preferred shares of beneficial interest	(1,355)	(1,355)	(2,709)	(2,709)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$27,757	$18,920	$52,493	$15,811

NET INCOME PER COMMON SHARE
Income from continuing operations	$5.65	$3.96	$11.04	$3.36
Discontinued operations	0.12	(0.04)	(0.12)	(0.08)

NET INCOME PER COMMON SHARE (BASIC AND DILUTED)	$5.77	$3.92	$10.92	$3.28

DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.68	$—	$0.68	$—

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(Dollars in thousands)	2005	2004	2005	2004
COMPREHENSIVE INCOME

Net income	$29,112	$20,275	$55,202	$18,520
Other comprehensive income	—	—	—	—

TOTAL COMPREHENSIVE INCOME	$29,112	$20,275	$55,202	$18,520

CHANGES IN SHAREHOLDERS’ EQUITY

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)	$516	$516	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)	6,642	6,642	6,642	6,642

PAID-IN SURPLUS
Beginning and end of period	92,943	92,943	92,943	92,943

RETAINED EARNINGS
Beginning of period	210,675	109,827	185,342	112,424
Net income	29,112	20,275	55,202	18,520
Adjustments - Saul Holdings investments	519	479	1,116	991
Dividends:
Real Estate Trust preferred shares of beneficial interest	(1,355)	(1,355)	(2,709)	(2,709)
Real Estate Trust common shares of beneficial interest	(3,291)	—	(3,291)	—

End of period	235,660	129,226	235,660	129,226

TREASURY SHARES
Beginning and end of period (1,834,088 shares)	(43,841)	(43,841)	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	$291,920	$185,486	$291,920	$185,486

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Six Months Ended March 31,
(In thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss	$(5,384)	$(6,661)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	9,957	9,307
Amortization of debt expense	1,099	1,059
Equity in earnings of unconsolidated entities, net	(3,785)	(3,661)
Gain on sale of property	(900)	(2,651)
Deferred tax benefit	(740)	(134)
Increase in accounts receivable and accrued income	(2,106)	(5,118)
(Decrease) increase in accounts payable and accrued expenses	(916)	1,983
Dividends and tax sharing payments	21,425	14,569
Other	253	(283)

	18,903	8,410

Banking
Net income	60,586	25,181
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	18,607	12,838
Decrease in income taxes payable	(42,279)	(19,469)
Depreciation and amortization	57,912	88,072
Provision for loan losses	(4,476)	494
Minority interest held by affiliates	15,147	6,295
Minority interest - other	5,000	13,193
Proceeds from sales of trading securities	86,553	381,809
Purchases and net fundings of loans held for securitization and/or sale	(2,419,665)	(2,956,841)
Proceeds from sales of loans held for securitization and/or sale	3,122,986	2,585,291
Increase in interest-only strips receivable	(78,104)	(60,250)
Increase in other assets	(64,830)	(23,987)
Increase (decrease) in other liabilities	35,604	(29,798)
Other	6,988	(8,667)

	800,029	14,161

Net cash provided by operating activities	818,932	22,571

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures - properties	(6,910)	(10,578)
Property sales, net	3,540	3,602
Note receivable and accrued interest — related party advances, net	(9,076)	750
Equity investment in unconsolidated entities	(992)	2,175
Other investments	(422)	(450)

	(13,860)	(4,501)

Banking
Purchases of investment securities	(129,279)	—
Proceeds from redemption of Federal Home Loan Bank Stock	139,305	127,523
Purchases of Federal Home Loan Bank stock	(134,885)	(139,278)
Net principal (funded) collected on loans	(209,252)	156,472
Purchases of loans receivable	(732,022)	(1,025,374)
Principal collected on mortgage-backed securities	128,077	98,294
Purchases of mortgage-backed securities	(267,306)	—
Net repayments of automobiles subject to lease	109,293	156,566
Net purchases of property and equipment	(37,948)	(29,199)
Net proceeds from sales of property and equipment	—	23,320
Net proceeds from sales of real estate	2,596	7,104
Disbursements for real estate held for investment or sale	(2,528)	(1,247)

	(1,133,949)	(625,819)

Net cash used in investing activities	(1,147,809)	(630,320)

Continued on following page.

Consolidated Statements of Cash Flows (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Six Months Ended March 31,
(In thousands)	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Repayments of revolving credit facility	$—	$(12,800)
Proceeds from secured note financings	—	259,000
Secured note proceeds held in escrow	—	(216,250)
Principal curtailments and repayments of mortgages	(10,032)	(5,267)
Proceeds from sales of unsecured notes	3,160	5,983
Repayments of unsecured notes	(2,153)	(5,612)
Costs of obtaining financings	(577)	(7,314)
Cash dividends paid on preferred stock	(2,709)	(6,000)
Cash dividends paid on common stock	(3,291)	—

	(15,602)	11,740

Banking
Proceeds from customer deposits and sales of certificates of deposit	33,807,509	24,491,815
Customer withdrawals of deposits and payments for maturing certificates of deposit	(33,225,353)	(24,152,175)
Net increase (decrease) in securities sold under repurchase agreements	156,564	(2,816)
Advances from the Federal Home Loan Bank	11,433,633	7,158,601
Repayments of advances from the Federal Home Loan Bank	(11,727,741)	(6,813,515)
Net increase in other borrowings	13,851	2,645
Issuance of 6 7/8% subordinated debentures	—	171,938
Issuance of 8% Noncumulative Perpetual Preferred Stock, Series C	—	120,622
Redemption of 13% Noncumulative Perpetual Preferred Stock, Series A	—	(81,750)
Redemption of 9 1/4% Subordinated Debentures	—	(252,775)
Cash dividends paid on preferred stock	(5,000)	(5,750)
Cash dividends paid on common stock	(25,000)	(13,000)

	428,463	623,840

Net cash provided by financing activities	412,861	635,580

Net increase in cash and cash equivalents	83,984	27,831

Cash and cash equivalents at beginning of period	574,390	433,606

Cash and cash equivalents at end of period	$658,374	$461,437

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$21,283	$34,628
Banking
Cash and other deposits	537,091	376,809
Securities purchased under agreements to resell	100,000	50,000

Cash and cash equivalents at end of period	$658,374	$461,437

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$114,028	$125,902
Income taxes paid, net	92,757	49,054
Shares of Saul Centers, Inc. common stock	7,509	4,039
Cash received during the period from:
Dividends on shares of Saul Centers, Inc. common stock	3,253	2,950
Distributions from Saul Holdings Limited Partnership	3,263	3,263

Supplemental disclosures of noncash activities:
Rollovers of notes payable - unsecured	3,364	2,641
Loans receivable transferred to real estate acquired in settlement of loans	634	1,687

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

Certain reclassifications of prior periods’ information have been made to conform with the presentation for the three and six months ended March 31, 2005, including the reclassification of certain income and expense amounts to loss from operations of discontinued real estate asset to assure comparability of all periods presented.

2. CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying financial statements include the accounts of the Real Estate Trust, which is involved in the ownership and development of income-producing properties. The accounts of the Bank have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results and cash flows for two business operations: Real Estate and Banking. All significant inter-company transactions, except as disclosed elsewhere in the financial statements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the Bank are presented gross in the Consolidated Statements of Cash Flows. For purposes of calculating primary and diluted earnings per share, weighted average common shares outstanding totaled 4,807,510 for both the six month period ended March 31, 2005 and March 31, 2004. The Trust has no common share equivalents. On January 20, 2005, the Trust declared a dividend on its common shares of $0.248 per share, totaling approximately $1.2 million, payable on January 21, 2005, to holders of record on December 30, 2004. In addition, on March 10, 2005, the Trust declared a dividend on its common shares of $0.4362 per share, totaling approximately $2.1 million, payable on March 18, 2005, to holders of record on March 11, 2005.

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

4. INVESTMENT IN SAUL CENTERS, INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP – REAL ESTATE TRUST:

During the six-month period ended March 31, 2005, the Real Estate Trust purchased, either through dividend reinvestment or direct purchase, approximately 226,000 shares of common stock of Saul Centers, Inc. (“Saul Centers”), and as of March 31, 2005 owned approximately 4,316,000 shares representing 26.2% of such company’s outstanding common stock. As of March 31, 2005, the market value of these shares was approximately $138.1 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

In fiscal 1993, the Real Estate Trust entered into a series of transactions in connection with the initial public offering of Saul Centers. The Real Estate Trust transferred its 22 shopping centers and one of its office properties, together with the $196 million of mortgage debt and deferred interest associated with such properties, to a newly formed partnership, Saul Holdings Limited Partnership (“Saul Holdings Partnership”), in which as of March 31, 2005 the Real Estate Trust owns (directly and through its wholly owned subsidiaries) a 19.3% interest, other entities affiliated with the Real Estate Trust own a 4.7% interest and Saul Centers owns a 76.0% interest. Under the Saul Holdings Partnership agreement, the units are generally convertible on a one-for-one basis into common stock of Saul Centers. However, at the current time, the units held by the Real Estate Trust are not convertible into Saul Centers common stock because of restrictions contained in the Saul Holdings Partnership agreement on the number of shares of common stock of Saul Centers that the Real Estate Trust and its affiliates can beneficially own at any point in time. The Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly distributions to the partners out of net cash flow. The quarterly distributions since inception have been 39 cents per unit. During the six-month period ended March 31, 2005, the Real Estate Trust received total cash distributions of $3.3 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s credit line banks.

Pursuant to a reimbursement agreement among the partners of Saul Holdings Partnership and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At March 31, 2005, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $100.0 million. The Real Estate Trust believes that Saul Holdings will be able to make all payments due with respect to its debt obligations.

4. INVESTMENT IN SAUL CENTERS INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP - REAL ESTATE TRUST (Continued):

The unaudited condensed Consolidated Balance Sheets as of March 31, 2005 and September 30, 2004, and the unaudited Consolidated Statements of Operations for the six month period ended March 31, 2005 and 2004 of Saul Centers follow:

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	March 31, 2005	September 30, 2004
Assets
Real estate investments	$707,183	$666,834
Accumulated depreciation	(185,884)	(176,848)
Other assets	63,501	70,143

Total assets	$584,800	$560,129

Liabilities and stockholders’ equity
Mortgage notes payable	$450,876	$429,498
Other liabilities	31,357	31,754

Total liabilities	482,233	461,252
Total stockholders’ equity	102,567	98,877

Total liabilities and stockholders’ equity	$584,800	$560,129

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended March 31,
(In thousands)	2005	2004
Revenue
Base rent	$47,906	$41,710
Other revenue	11,970	10,760

Total revenue	59,876	52,470

Expenses
Operating expenses	12,306	10,696
Interest and amortization of deferred debt expense	14,523	12,715
Depreciation and amortization	11,443	9,600
General and administrative	4,709	3,574

Total expenses	42,981	36,585

Operating income	16,895	15,885

Gain on sale of property	—	182

Net income before minority interest	16,895	16,067

Minority interest	(4,057)	(4,047)

Net income	12,838	12,020

Preferred dividends	(4,000)	(3,244)

Net income available to common shareholders	$8,838	$8,776

5. RELATED PARTY TRANSACTIONS – REAL ESTATE TRUST:

The Real Estate Trust has executed two contracts to purchase land parcels from affiliates and posted deposits totaling $200,000, included in Other Assets on the Consolidated Balance Sheets as of March 31, 2005. The Real Estate Trust has 60 day study periods for both parcels and has the right to terminate the contracts through the end of the study periods and have the deposits refunded in full. Both study periods expire in mid-May. The Real Estate Trust expects to close the transactions by the end of the fiscal year. The total purchase price of the two parcels is approximately $8.1 million, which was established using independent appraisals. The Trust intends to fund these transactions through available cash on hand.

Under an existing unsecured note receivable from B.F. Saul Company not to exceed $15.3 million, the Real Estate Trust advanced an additional $9.1 million during the current quarter. At March 31, 2005, the note balance totaled $15.0 million and accrued interest totaled $1.8 million.

6. DISCONTINUED OPERATIONS – REAL ESTATE TRUST:

As part of an overall development plan, on March 15, 2005, the Real Estate Trust made the determination to sell a portion of the undeveloped Circle 75 land parcel, located in Atlanta, Georgia. Therefore, as of March 31, 2005, the Real Estate Trust determined that the held for sale criteria in accordance with FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” has been met. Accordingly, the Real Estate Trust has compared the carrying value of the asset to its estimated fair value, less cost to sell, to determine if the asset is impaired. The Real Estate Trust has determined that no adjustment to the carrying amount is required. The asset is classified as Real Estate Held for Sale on the Consolidated Balance Sheets. Since the asset to be disposed of consists of raw land and not an operating property, no current operating activity has been reflected in Income (loss) from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations.

On December 27, 2004 the Real Estate Trust determined it would sell one of its other real estate properties because the property no longer meets the Real Estate Trust’s investment criteria. Therefore, on December 27, 2004, the Real Estate Trust determined that the held for sale criteria in accordance with FASB No. 144 has been met. Accordingly, the Real Estate Trust compared the carrying value of the asset to its estimated fair value, less cost to sell, to determine if the asset had been impaired. The Real Estate Trust determined that no adjustment to the carrying amount was required. The sale of this asset closed on January 31, 2005, resulting in a gain of approximately $900,000, which is included in Income (loss) from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations. The Real Estate Trust received proceeds from the sale of approximately $1.4 million. The operating income, $11,000 for the six months ended March 31, 2005, from this asset is also included in Income (loss) from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations.

On December 9, 2004 the sale of a hotel property, which was placed on the market for sale during fiscal 2004, was finalized and the Real Estate Trust received proceeds from the sale of approximately $2.2 million. The proceeds from the sale, along with an additional $3.6 million from the Real Estate Trust, were paid into an escrow fund with which United States government securities were purchased. The government securities became replacement collateral for the loan securing the hotel, and became the sole source of payment for the $4.4 million loan (the “Defeased loan”). As a result of the transaction, the principal amount owed by the Real Estate Trust was reduced by $4.4 million, with corresponding reductions in the principal and interest payments to be made to maturity. The escrow fund is maintained by Wells Fargo Bank, National Association, as Securities Intermediary and Custodian, and the Real Estate Trust is no longer the primary obligor with respect to the Defeased loan (see Note 7). Included in the Income (loss) from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations for the six-months ended March 31, 2005 is an additional loss of $17,000 which reflects the difference between the actual loss on the sale of the property and the estimated loss recorded in Fiscal 2004. Also included in the Income (loss) from Operations of Discontinued Real Estate Assets is an operating loss of $201,000 from the hotel property through December 9, 2004, the date of sale, and $1.6 million of costs associated with the defeasance of the mortgage loan, including a $1.5 million prepayment premium.

7. EXTINGUISHMENT OF LIABILITIES – REAL ESTATE TRUST:

In connection with the sale of the hotel property (see Note 6) in December 2004 the Real Estate Trust deposited cash of approximately $5.8 million into an escrow fund with which United States government securities were purchased to complete a partial defeasance of a mortgage loan made to the Real Estate Trust. The Defeased loan which totals approximately $4.4 million was accounted for as if it was extinguished in December 2004.

8. NOTES PAYABLE – SECURED – REAL ESTATE TRUST:

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

	Six Months Ended March 31,
(In thousands)	2005	2004
INCOME (from continuing operations)
Hotels	$51,001	$43,607
Office and industrial properties	19,409	18,913
Other	780	594

	$71,190	$63,114

OPERATING PROFIT (LOSS) (from continuing operations) (1)
Hotels	$11,419	$8,491
Office and industrial properties	9,735	9,840
Other	252	90

	21,406	18,421
Equity earnings of unconsolidated entities, net	3,785	3,661

Gain on sale of property	—	2,651

Interest and amortization of debt expense	(24,056)	(26,755)

Advisory, management and leasing fees - related parties	(6,783)	(6,277)

General and administrative	(1,635)	(1,248)

Operating loss from continuing operations	$(7,283)	$(9,547)

IDENTIFIABLE ASSETS (AT PERIOD END)
Hotels	$170,891	$177,077
Office and industrial properties	123,801	125,032
Other	163,350	369,526

	$458,042	$671,635

INTEREST AND AMORTIZATION OF DEBT EXPENSE (from continuing operations)
Hotels	$6,047	$6,228
Office and industrial properties	6,107	6,306
Other	11,902	14,221

	$24,056	$26,755

DEPRECIATION (from continuing operations)
Hotels	$6,328	$5,805
Office and industrial properties	3,618	3,314
Other	11	11

	$9,957	$9,130

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS (from continuing operations)
Hotels	$3,801	$8,478
Office and industrial properties	2,640	1,831
Other	469	161

	$6,910	$10,470

(1)	Operating profit (loss) includes income less direct operating expenses and depreciation

10. SUBSEQUENT EVENTS – REAL ESTATE TRUST:

The Real Estate Trust has signed a contract for the purchase of an approximately 12,000 square foot office building located in Montgomery County, Maryland. A deposit has been posted for the purchase. The study period expires in mid-May.

11. LOANS HELD FOR SECURITIZATION AND/OR SALE – THE BANK:

At March 31, 2005, loans held for securitization and/or sale were composed of single-family residential and home equity loans totaling $1,108.7 million and $694,000, respectively. At September 30, 2004, loans held for securitization and/or sale were composed of single-family residential and home equity loans totaling $1,965.1 million and $394,000, respectively.

12. LOANS RECEIVABLE – THE BANK:

Loans receivable is composed of the following:

(In thousands)	March 31, 2005	September 30, 2004
Single-family residential	$6,157,396	$5,232,551
Home equity	1,786,129	1,721,605
Real estate construction and ground	259,575	223,447
Commercial	954,588	920,178
Prime automobile	204,323	271,731
Other	109,981	137,475

	9,471,992	8,506,987

Deferred loan origination costs, net of unearned discounts	102,431	86,320
Allowance for losses on loans	(34,000)	(37,750)

	68,431	48,570

Total	$9,540,423	$8,555,557

13. REAL ESTATE HELD FOR INVESTMENT OR SALE – THE BANK:

The Bank’s real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank’s real estate acquired in settlement of loans or real estate owned (“REO”) is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

(In thousands)	March 31, 2005	September 30, 2004
Real estate held for investment (net of allowance for losses of $202 for both periods)	$925	$925
Real estate held for sale	20,919	20,357

Total real estate held for investment or sale	$21,844	$21,282

14. BUSINESS SEGMENTS – THE BANK:

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

(In thousands)	Retail Banking	Other	Total
Three Months Ended March 31, 2005
Operating income	$197,356	$15,267	$212,623
Operating expense	138,097	12,414	150,511

Core earnings	59,259	2,853	62,112
Non-core items	8,686	—	8,686

Operating Income	$67,945	$2,853	$70,798

Average assets	$12,357,329	$1,273,508	$13,630,837

Three Months Ended March 31, 2004
Operating income	$192,323	$12,950	$205,273
Operating expense	144,345	10,221	154,566

Core earnings	47,978	2,729	50,707
Non-core items	2,024	1	2,025

Operating Income	$50,002	$2,730	$52,732

Average assets	$11,360,539	$1,190,009	$12,550,548

14. BUSINESS SEGMENTS – THE BANK (Continued):

	Retail Banking	Other	Total
Six Months Ended March 31, 2005
Operating income	$400,655	$29,838	$430,493
Operating expense	275,962	24,661	300,623

Core earnings	124,693	5,177	129,870
Non-core items	10,358	385	10,743

Operating Income	$135,051	$5,562	$140,613

Average assets	$12,314,665	$1,266,950	$13,581,615

Six Months Ended March 31, 2004
Operating income	$360,842	$25,645	$386,487
Operating expense	282,489	20,940	303,429

Core earnings	78,353	4,705	83,058
Non-core items	461	181	642

Operating Income	$78,814	$4,886	$83,700

Average assets	$11,142,290	$1,174,246	$12,316,536

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

15. CAPITAL NOTES – SUBORDINATED – THE BANK:

On December 2, 2003, the Bank issued $175.0 million aggregate principal amount of 6 7/8% subordinated debentures due 2013 (the “2003 Debentures”). On January 2, 2004, the net proceeds of the offering, along with short-term borrowings, were used to redeem all $150.0 million of the Bank’s 9¼% subordinated debentures due 2005 (the “1993 Debentures”) and all $100.0 million of the Bank’s 9¼% subordinated debentures due 2008 (the “1996 Debentures”).

16. ISSUANCE AND REDEMPTION OF PREFERRED STOCK – THE BANK:

In October 2003, the Bank sold $125.0 million of its 8% Noncumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”). The net proceeds from the issuance of the Series C Preferred Stock were used to redeem all of the Bank’s 13% Noncumulative Perpetual Preferred Stock, Series A. The Series C Preferred Stock trades on the New York Stock Exchange under the symbol “CCX PrC.”

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

The principal business activities of the Real Estate Trust are the ownership of 80% of the outstanding common stock of the Bank, whose assets accounted for 97% of the Trust’s consolidated assets at March 31, 2005, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in the Bank, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the OTS.

The following discussion and analysis provides information that management believes to be necessary for an understanding of the Trust’s financial condition and results of operations, and should be read in conjunction with the accompanying financial statements, notes thereto and other information contained in this document.

During the quarter ended March 31, 2005 the Trust appointed Thomas H. McCormick to serve as the General Counsel for the Bank and the Real Estate Trust

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at March 31, 2005, consisted primarily of hotels, office projects, and land parcels. At March 31, 2005, the Real Estate Trust’s hotel portfolio included 17 properties containing 3,383 available rooms. The office property portfolio consisted of 13 properties with a total gross leasable area of 1,978,000 square feet.

The hotel portfolio, excluding the property which was sold on December 9, 2004, experienced an average occupancy of 63.4% and an average room rate of $104.30 during the six-month period ended March 31, 2005, compared to an average occupancy of 62.2% and an average room rate of $89.50 during the same period in the prior year. REVPAR (revenue per available room) for the hotels was $66.18 for the six-month period ended March 31, 2005, an 18.8% increase over REVPAR for the six-month period ended March 31, 2004 of $55.70.

Office space in the Real Estate Trust’s office property portfolio was 91.6% leased at March 31, 2005, compared to a leasing rate of 86.2% at March 31, 2004 and 90.5% at December 31, 2004. At March 31, 2005, of the total gross leasable area of 1,978,000 square feet, 110,615 square feet (5.6%) and 181,218 square feet (9.2%) were subject to leases expiring in the remainder of fiscal 2005 and fiscal 2006, respectively.

BANKING

General. The Bank’s assets increased by $401.8 million during the current quarter to $13.8 billion at March 31, 2005. Total loans increased $338.5 million to $10.6 billion at March 31, 2005. The Bank recorded operating income $70.8 million during the quarter ended March 31, 2005, compared to income of $52.7 million during the quarter ended March 31, 2004. The increase in operating income is attributable to increases in interest income and to decreases in operating expenses, which were partially offset by decreases in other (non-interest) income and increases in interest expense.

At March 31, 2005, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.15%, 6.15%, 9.04% and 11.28%, respectively. The Bank’s regulatory capital ratios exceeded regulatory requirements as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). See “Capital.”

During the quarter ended March 31, 2005, the Bank declared and paid out of retained earnings a cash dividend on its Common Stock in the amount of $1,300 per share. The Bank also declared and paid a cash dividend on its Preferred Stock in the amount of $0.50 per share.

Asset Quality. The following table sets forth information concerning the Bank’s non-performing assets. Amounts shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	March 31, 2005	December 31, 2004	September 30, 2004
Non-performing assets:
Non-accrual loans:
Residential mortgage	$12,382	$8,812	$8,993
Home equity	1,761	2,162	1,767
Real estate construction and ground	—	819	—
Commercial	—	237	242
Other	1,317	2,365	2,705

Total non-accrual loans (1)	15,460	14,395	13,707
Real estate acquired in settlement of loans	20,919	20,995	20,357

Total non-performing assets	$36,379	$35,390	$34,064

Allowance for losses on loans	$34,000	$37,750	$37,750
Allowance for losses on real estate held for investment	202	202	202

Total allowances for losses	$34,202	$37,952	$37,952

Ratios:
Non-performing assets to total assets	0.26%	0.26%	0.26%
Allowance for losses on loans to non-accrual loans (1)	219.92%	262.24%	275.41%
Allowance for losses on loans to total loans receivable (2)	0.32%	0.36%	0.36%

(1)	Before deduction of allowances for losses.
(2)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets include non-accrual loans and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

Non-performing assets totaled $36.4 million at March 31, 2005, compared to $35.4 million at December 31, 2004. Non-accrual residential mortgage loans increased by $3.6 million, which was partially offset by decreases in all other loan categories. The Bank had $34.0 million and $37.8 million of valuation allowances on its loan portfolio at March 31, 2005 and December 31, 2004, respectively.

Delinquent Loans. At March 31, 2005, delinquent loans increased to $38.7 million, or 0.4% of loans from $32.6 million, or 0.3% of loans at December 31, 2004. The following table sets forth information regarding the Bank’s delinquent loans at March 31, 2005.

	Principal Balance (Dollars in thousands) Loans Delinquent for
	30-59 days	60-89 days	Total
Residential mortgage	$5,074	$6,898	$11,972
Home equity	12,134	1,067	13,201
Commercial	2,866	—	2,866
Other	8,284	2,412	10,696

Total	$28,358	$10,377	$38,735

Total as a Percentage of Loans (1)	0.3%	0.1%	0.4%

(1)	Includes loans held for sale and/or securitization, before valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Residential mortgage loans delinquent 30-89 days increased to $12.0 million at March 31, 2005 from $10.2 million at December 31, 2004.

Home equity loans delinquent 30-89 days increased to $13.2 million (0.74% of total home equity loans) at March 31, 2005 from $5.4 million (0.31%) at December 31, 2004. In January 2005, the Bank migrated the servicing of its home equity loans to a new software system. Management believes that the increase in delinquent balances is the result of various transitional issues related to the conversion which have since been resolved. Management will continue to monitor closely the transition to the new software system.

Other delinquent loans decreased to $10.7 million at March 31, 2005 from $16.2 million at December 31, 2004. The amount of delinquent automobile loans continues to decline as the outstanding loan portfolio declines as a result of management’s prior decisions to discontinue originating indirect consumer loans.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are assets which are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. At March 31, 2005 and December 31, 2004, potential problem assets totaled $0.6 million and $0.7 million, respectively.

Troubled Debt Restructurings. At March 31, 2005 and December 31, 2004, the Bank had no troubled debt restructurings.

Real Estate Held for Investment. At March 31, 2005 and December 31, 2004, real estate held for investment consisted of one property with a book value of $0.9 million, net of a valuation allowance of $0.2 million.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Six Months Ended March 31,		Three Months Ended March 31, 2005
	2005	2004
Balance at beginning of period	$37,750	$58,397	$37,750

Provision for loan losses	(4,476)	494	(4,093)

Charge-offs:
Residential mortgage	(206)	(200)	(139)
Home equity	(317)	(372)	(198)
Subprime automobile	(3,077)	(9,927)	(1,361)
Other	(4,650)	(5,546)	(2,531)

Total charge-offs	(8,250)	(16,045)	(4,229)

Recoveries:
Home equity	127	140	95
Subprime automobile	5,290	7,897	2,452
Other	3,559	3,117	2,025

Total recoveries	8,976	11,154	4,572

Net (charge-offs) recoveries	726	(4,891)	343

Balance at end of period	$34,000	$54,000	$34,000

Provision for loan losses to average loans (1) (2)	(0.08)%	0.01%	(0.15)%
Net loan charge-offs to average loans (1) (2)	(0.01)%	0.10%	(0.01)%
Ending allowance for losses on loans to total loans (2) (3)	0.32%	0.55%	0.32%

(1)	Annualized
(2)	Includes loans held for securitization and/or sale.
(3)	Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	March 31, 2005		September 30, 2004
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of period allocated to:
Residential mortgage	$4,275	68.6%	$4,275	68.6%
Home equity	3,500	16.9	3,350	16.5
Real estate construction and ground	2,156	2.5	2,025	2.1
Commercial	6,851	9.0	7,361	8.8
Prime automobile	5,910	1.9	5,400	2.6
Subprime automobile	2,700	0.1	4,920	0.3
Other	2,463	1.0	3,559	1.1
Unallocated	6,145	—	6,860	—

Total	$34,000		$37,750

At March 31, 2005, the bank’s total allowances for losses on loans and real estate held for investment or sale was $34.0 million, a decrease of $3.8 million for the level at December 31, 2004. The allowance for losses on loans represents management’s estimate of credit losses inherent in the Bank’s loan portfolio as of the balance sheet date. The Bank’s allowance consists of several key elements, which include the allocated allowance, specific allowances for identified loans and the unallocated allowance. Management reviews the adequacy of the valuation allowances on loans using a variety of measures and tools including historical loss performance, delinquency status, current economic conditions, internal risk ratings and current underwriting policies and procedures.

The allowance for losses on residential mortgage loans was $4.3 million at both March 31, 2005 and December 31, 2004. The allowance for losses on loans secured by real estate totaled $10.1 million at March 31, 2005, which constituted 71.3% of total non-accrual real estate loans. During the three months ended March 31, 2005, the Bank recorded net charge-offs of $0.2 million on these assets.

The allowance for losses on prime and subprime automobile loans decreased $0.7 million and $1.5 million, respectively, during the quarter ended March 31, 2005. Management reduced the allowance for these loans in light of decreased delinquencies and losses in these portfolios.

The unallocated allowance for losses totaled $6.1 million at March 31, 2005, a decrease of $0.8 million from the level at December 31, 2004. Management’s prior decisions to discontinue indirect automobile lending, and focus more on residential mortgages, have improved the overall credit quality of the Bank’s loan portfolio. The unallocated allowance is based upon management’s evaluation and judgement of various conditions that are not directly measured in the determination of the allocated allowance. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting key lending areas of the Bank, credit quality trends, collateral volumes, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience, regulatory examination results and findings of the Bank’s internal credit evaluations.

The Bank’s valuation allowance for losses on real estate held for investment or sale was $0.2 million at March 31, 2005 and December 31, 2004.

Asset and Liability Management. The following table presents the Bank’s interest rate sensitivity gap at March 31, 2005. Balances of interest-earning assets and interest-bearing liabilities are shown in the earlier of the period where contractual payments are due, interest rates adjust or prepayment is anticipated to occur. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for all of the Bank’s loans based on management’s estimates. The Bank’s deposits with no stated maturity, including savings and transaction accounts, have interest rates that may reprice at any time. However, market experience has proven that these deposits adjust to market prices over a much longer period of time. The Bank considers these deposits to be relatively insensitive to interest rate changes. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
Real estate loans:
Adjustable-rate	$3,980,271	$429,191	$973,948	$958,341	$254	$6,342,005
Fixed-rate	33,092	27,188	63,680	24,776	3,864	152,600
Home equity credit lines and second mortgages	1,565,923	8,220	32,137	32,772	210,084	1,849,136
Commercial	810,303	10,768	35,653	26,173	70,381	953,278
Consumer and other	88,228	52,588	109,366	11,914	15,308	277,404
Loans held for securitization and/or sale	1,109,371	—	—	—	—	1,109,371
Mortgage-backed securities	75,154	232,991	62,885	107,807	70,666	549,503
Other investments	293,223	—	200,662	—	—	493,885

Total interest-earning assets	7,955,565	760,946	1,478,331	1,161,783	370,557	11,727,182
Total non-interest earning assets	—	—	—	—	2,039,857	2,039,857

Total assets	$7,955,565	$760,946	$1,478,331	$1,161,783	$2,410,414	$13,767,039

Deposits:
Fixed maturity deposits	$981,951	$523,351	$330,694	$127,425	$—	$1,963,421
NOW, statement and passbook accounts	—	113,864	227,729	227,729	3,151,345	3,720,667
Money market deposit accounts	2,472,731	—	—	—	—	2,472,731
Borrowings:
Capital notes - subordinated	—	—	—	—	175,000	175,000
Other	1,978,558	2,868	562,204	237,985	38,211	2,819,826

Total interest-bearing liabilities	5,433,240	640,083	1,120,627	593,139	3,364,556	11,151,645
Total non-interest bearing liabilities	—	—	—	—	1,677,309	1,677,309
Minority interest	—	—	—	—	175,391	175,391
Stockholders’ equity	—	—	—	—	762,694	762,694

Total liabilities & stockholders’ equity	$5,433,240	$640,083	$1,120,627	$593,139	$5,979,950	$13,767,039

Gap	$2,522,325	$120,863	$357,704	$568,644	$(2,993,999)
Cumulative gap	$2,522,325	$2,643,188	$3,000,892	$3,569,536	$575,537
Cumulative gap as a percentage of total assets	18.3%	19.2%	21.8%	25.9%	4.2%

The interest sensitivity “gap” shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was 19.2% at March 31, 2005, compared to 20.2% at December 31, 2004. Management currently plans to continue to invest primarily in assets whose interest rates adjust in one year or less.

Capital. At March 31, 2005, the Bank complied with all of its regulatory capital requirements under FDICIA, and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at March 31, 2005, compared to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$762,694
Minority interest in REIT Subsidiary (1)	144,000

	906,694
Adjustments for tangible and core capital:
Intangible assets	(42,304)
Non-includable subsidiaries (2)	(14,246)
Non-qualifying purchased/originated loan servicing rights	(5,671)

Total tangible capital	844,473	6.15%	$205,823	1.50%	$638,650	4.65%

Total core capital (3)	844,473	6.15%	$548,861	4.00%	$295,612	2.15%

Tier 1 risk-based capital (3)	844,473	9.04%	$374,233	4.00%	$470,240	5.04%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	34,000

Total supplementary capital	209,000

Total available capital	1,053,473
Equity investments	(3,151)

Total risk-based capital (3)	$1,050,322	11.28%	$748,466	8.00%	$301,856	3.28%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
(2)	Reflects an aggregate offset of $0.2 million representing the general allowance for losses maintained against the Bank’s equity capital investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a “credit” against the deductions otherwise required for such investments.
(3)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

During the current fiscal year, a subsidiary of the Bank purchased for $10.4 million a non-controlling ownership interest in a limited liability company. The investment is classified as other assets on the Condensed Consolidated Statements of Financial Condition and is treated as a non-includable asset and deducted from core capital for regulatory capital purposes. As of March 31, 2005, the Bank’s investment totaled $13.3 million.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank’s REO at March 31, 2005, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$3,151	(1)
1991	11,468	(2)
1995	5,447	(2)
2004	296
2005	557

Total REO	$20,919

(1)	The Bank treats this amount as an equity investment for regulatory capital purposes.
(2)	The Bank received an extension of the holding periods of these properties through May 6, 2006.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

The Real Estate Trust’s cash flows from operating activities have historically been insufficient to meet all of its cash flow requirements. The Real Estate Trust’s internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its indebtedness, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings, the sale of unsecured notes, refinancing of maturing mortgage debt, proceeds from asset sales, and dividends and tax sharing payments from the Bank. Although cash flows from operating activities have improved over the prior two fiscal years and for six-months ended March 31, 2005, for the foreseeable future, the Real Estate Trust’s ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources. Dividends received from the Bank are a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the Bank’s operating performance and income, and regulatory restrictions on such payments.

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. During the six-month period ended March 31, 2005, the Bank made tax sharing payments totaling $1.4 million and dividend payments totaling $20.0 million to the Real Estate Trust. Tax sharing and dividend payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

During the six-month period ended March 31, 2005, the Trust purchased through dividend reinvestment or direct purchase, approximately 226,000 shares of common stock of Saul Centers and as of March 31, 2005 owned approximately 4,316,000 shares representing 26.2% of such company’s outstanding common stock. As of March 31, 2005, the market value of these shares was approximately $138.1 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership (“Saul Holdings Partnership”) the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the six-month period ended March 31, 2005, the Real Estate Trust received total cash distributions of $3.3 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s lines of credit banks.

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

The Real Estate Trust has a $60.0 million secured revolving credit line with an unrelated bank that matures on January 31, 2008, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At March 31, 2005, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $60.0 million. The credit facility was increased on January 31, 2005 from $55.0 million to its current $60.0 million availability. The interest rate spread over the floating index was reduced by 25 basis points to 200 basis points over the floating index and the term of the credit facility was extended from December 12, 2006 to January 31, 2008, with provisions for extending the term for an additional year.

The Real Estate Trust also has an additional $45.0 million revolving credit line with an unrelated bank that matures on September 26, 2006. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At March 31, 2005, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $45.0 million.

The maturity schedule for the Real Estate Trust’s outstanding debt at March 31, 2005 for the balance of fiscal 2005 and subsequent years is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes Payable	Notes Payable Secured	Notes Payable Unsecured	Total
2005(1)	$9,962	$—	$6,072	$16,034
2006	94,850	—	8,303	103,153
2007	5,284	—	6,726	12,010
2008	5,670	—	4,782	10,452
2009	15,487	—	5,065	20,552
Thereafter	169,433	250,000	26,487	445,920

Total	$300,686	$250,000	$57,435	$608,121

(1)	April 1, 2005 - September 30, 2005

Of the total mortgage debt outstanding at March 31, 2005, $293.0 million was non-recourse to the Real Estate Trust.

REAL ESTATE DEVELOPMENT AND CAPITAL EXPENDITURES

As part of an overall development plan, the Real Estate Trust made the determination to sell a portion of the undeveloped Circle 75 land parcel, located in Atlanta, Georgia. No adjustment to the carrying value of the property was required. The sale is expected to close during the Real Estate Trust’s third fiscal quarter.

The Real Estate Trust sold one of its other real estate properties because the property no longer met the Real Estate Trusts investment criteria. No adjustment to the carrying value of the property was required. The sale of this asset closed on January 31, 2005. The Real Estate Trust received proceeds from the sale of approximately $1.4 million, resulting in a gain of $900,000.

On December 9, 2004 the sale of a hotel property, which was placed on the market for sale during fiscal 2004, was finalized and the Real Estate Trust received proceeds from the sale of approximately $2.2 million.

The Real Estate Trust owns various land parcels with approximately 360 acres of available land, including approximately 110 acres remaining at the Circle 75 property. These parcels offer potential development opportunities for the Trust.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $12.0 to $16.0 million per year for the next several years.

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

At March 31, 2005, the estimated remaining collateral, after market value and other adjustments, of that portion of the Bank’s assets that may be pledged to the FHLB of Atlanta and various securities dealers totaled $3.7 billion, or 26.8% of total assets. The Bank’s maximum credit availability with the FHLB of Atlanta is 50% of total assets, provided that the Bank has sufficient collateral to pledge against its advances and subject to certain limitations and conditions imposed by the FHLB of Atlanta.

Also at March 31, 2005, the Bank had cash and other short-term assets totaling $637.1 million, or 4.6% of total assets.

The Bank also accesses a variety of other short-term and long-term funding sources, including securitizations and sales of loan receivables. As part of its mortgage banking activities, the Bank sold or securitized and sold $1.3 billion of single-family residential mortgage loans during the March 2005 quarter. Generally, all long-term, fixed-rate residential mortgage loans originated during the current quarter have been or are in the process of being sold. Variable rate mortgage loans are either sold or placed into the Bank’s portfolio.

Management believes that the Bank’s primary sources of funds will be sufficient to meet the Bank’s foreseeable long-term liquidity needs. The mix of funding sources used from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

Loan Originations, Securitizations and Sales – Retained Interests and Servicing Assets. In connection with its loan origination, securitization and sale activities, the Bank generally receives or retains various interests in the sold loans, which may include servicing assets, securities, or interest-only certificates and/or interest-only strips receivable (collectively, “interest-only strips receivable”). The Bank sometimes retains a limited amount of recourse with its securitization through one or more means, most often through the establishment of reserve accounts, overcollateralization of receivables or retention of subordinated asset-backed certificates. The Bank records these interests as assets on its financial statements. In some cases, the Bank determines the carrying value of the assets based on future cash flows expected to be received by the Bank from the underlying assets. Some of these cash flows are payable to the Bank before the claims of others, while other cash flows are subordinated to the claims of others. The following tables summarize the carrying value of these assets at March 31, 2005 and December 31, 2004.

	March 31, 2005
	Not Subordinated	Subordinated	Total
	(in thousands)
Servicing assets	$174,921	$—	$174,921
Interest-only certificates, AAA-rated	264,833	—	264,833
Interest-only strips receivable	100,236	875	101,111
Reserve accounts	15,005	7,482	22,487

Total	$554,995	$8,357	$563,352

	December 31, 2004
	Not Subordinated	Subordinated	Total
	(in thousands)
Servicing assets	$164,873	$—	$164,873
Interest-only certificates, AAA-rated	233,856	—	233,856
Interest-only strips receivable	106,861	874	107,735
Overcollateralization of loans	—	943	943
Reserve accounts	14,652	9,912	24,564

Total	$520,242	$11,729	$531,971

The following tables show the changes in the Bank’s servicing assets and interest-only strips receivable for each of the periods shown:

Servicing Assets Activity

(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Beginning balance	$181,940	$121,091	$164,765	$121,594
Additions	21,212	23,125	51,224	40,842
Amortization	(14,305)	(10,954)	(27,142)	(20,378)
Sales	—	—	—	(5,228)
Charge-offs	—	—	—	(3,568)

Ending balance	188,847	133,262	188,847	133,262
Valuation allowance	(13,926)	(21,396)	(13,926)	(21,396)

Carrying value	$174,921	$111,866	$174,921	$111,866

Activity in the valuation allowance for servicing assets is summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Beginning balance	$17,073	$16,816	$16,909	$25,326
Additions (reductions) charged to loan expenses	(3,147)	4,580	(2,983)	1,974
Charge-offs	—	—	—	(3,568)
Sales	—	—	—	(2,336)

Ending balance	$13,926	$21,396	$13,926	$21,396

The carrying value of the Bank’s servicing assets increased during the current quarter as a result of the capitalization of servicing rights related to $1.3 billion of mortgage loans sold, servicing retained, and an increase in the fair value of servicing rights primarily related to decreases in estimated future prepayment speeds of the underlying loans. These increases were partially offset by the amortization of previously capitalized servicing rights. The Bank did not purchase or sell any servicing rights during the current quarter.

Interest-Only Strips Receivable Activity

(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Beginning balance	$341,591	$157,345	$287,840	$139,782
Additions	59,537	60,419	144,980	93,868
Discount accretion	7,088	3,108	13,061	5,479
Cash received	(31,736)	(15,419)	(58,028)	(29,680)
Fair value adjustments	(10,536)	(5,422)	(21,909)	(9,418)

Ending balance	$365,944	$200,031	$365,944	$200,031

The Bank’s interest-only strips represent at the loan level, a constant rate on each loan, which is fixed for the life of the transaction. The carrying value of the Bank’s interest-only strips receivable increased during the current quarter as a result of the capitalization of interest-only strips receivable related to $1.0 billion of mortgage loans sold where the Bank retained or received such interest-only strips receivable, partially offset by the cash received. The decrease in the amount of additions in the 2005 quarter compared to the prior year is due to a $250.2 million decrease in the amount of loans sold to $1.0 billion in the 2005 quarter compared to $1.3 billion in the 2004 quarter. The increase in the amount of the additions in the six month period compared to the prior year is due to a $613.4 million increase in the amount of loans sold to $2.7 billion in the 2005 period compared to $2.1 billion in the 2004 period. The increase in the amount of cash received in both the three-month and six-month periods results from an increase in the amount of mortgage loans to which the interest-only strips receivable relates.

At March 31, 2005, key assumptions and the sensitivity of the current fair value of the interest-only strips receivable to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

(Dollars in thousands)
Carrying amount of interest-only strips receivable	$365,944
Expected weighted-average life (in years)	2.7
Prepayment Speed assumption (annual rate)	20.60	%(1)
Impact on fair value of 10% adverse change	$(29,687)
Impact on fair value of 20% adverse change	$(55,755)
Residual cash flow discount rate (annual)	8.50%
Impact on fair value of 10% adverse change	$(7,128)
Impact on fair value of 20% adverse change	$(14,018)

(1)	Represents Constant Prepayment Rate. Certain loans may require the payment of a fee if the borrower prepays the loan during the period up to three years after origination. The Bank uses a lower prepayment assumption during these periods.

These sensitivities are hypothetical and should be used with caution. Changes in the fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effects shown in the above table of a variation in a particular assumption on the fair value of interest-only strips receivable is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another factor, which might magnify or counteract the sensitivities.

Commitments and Contingencies. The Bank is obligated under recourse provisions related to the servicing of certain residential mortgage loans. At March 31, 2005 and December 31, 2004, recourse to the Bank under these arrangements totaled $3.9 million and $4.0 million, respectively.

At December 31, 2004, the Bank was also obligated under various recourse provisions related to the exchange of single-family residential loans for mortgage-backed securities issued by the Bank. Recourse to the Bank under these arrangements was $2.0 million and consisted of restricted cash accounts.

There were no material commitments for capital expenditures at March 31, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

REAL ESTATE

The Real Estate Trust recorded an operating loss from continuing operations of $3.0 million in the quarter ended March 31, 2005 (the “2005 quarter”) compared to an operating loss from continuing operations of $4.0 million in the quarter ended March 31, 2004 (the “2004 quarter”). The changes reflect improved operating results in the hotel portfolio, lower interest and amortization of debt expense and higher equity earnings from unconsolidated entities offset by a gain associated with a land sale in the 2004 quarter, increased depreciation and advisory and management fees.

Income after direct operating expenses from hotels increased $1.7 million, or 21.5%, in the 2005 quarter from the level achieved in the 2004 quarter. Total revenue increased $3.5 million, or 15.3%, as the average room rate for the hotel properties increased $17.70, or 19.0%, from $92.96 in the 2004 quarter to $110.66 in the 2005 quarter. This increase, reflecting the strong demand at the Real Estate Trust’s hotel properties, particularly the Northern Virginia and Florida properties, offset a slight decrease in the overall occupancy percentage for the hotel properties which decreased from 64.5% in the 2004 quarter to 64.0% in the 2005 quarter, a 0.8% decrease. Room sales for the 2005 quarter increased $3.1 million, or 16.8%, from the 2004 quarter, while food, beverage and other sales increased $392,000, or 8.8%. Direct operating expenses increased approximately $1.8 million, or 12.0%, reflecting increased operating costs, such as payroll costs, hotel franchise and marketing costs and other operating costs associated with the increased hotel revenue.

Income after direct operating expenses from office and industrial properties increased $39,000, or 0.6%, in the 2005 quarter compared to the 2004 quarter. Total revenue increased $280,000, or 2.9%, in the 2005 quarter. Successful leasing efforts during the current and prior fiscal years have increased the office and industrial overall occupancy percentage from 86.2% at March 31, 2004 to 91.6% at March 31, 2005. The revenue generated from the increased occupancy is slightly offset by lower rental rates as leases turn over. Direct operating expenses increased $241,000, or 8.2%, as higher property taxes, repair and maintenance, and utility costs offset lower bad debt expenses.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $90,000, or 24.5%, principally due to higher interest income in the quarter reflecting the Real Estate Trust’s increased invested cash balance in the 2005 Quarter and the collection of a prior period bad debt which had been written off in a prior fiscal year.

Land parcels and other expense increased $13,000, or 5.1% in the 2005 quarter when compared to the 2004 quarter as a result of increased operating expenses at the Real Estate Trust’s other real estate properties.

Interest and amortization of debt expense decreased $2.3 million, or 15.8%, in the 2005 quarter when compared to the 2004 quarter. Interest expense in the 2005 quarter includes interest of approximately $4.7 million on the $250 million 7.50% Senior Secured Notes which were issued on February 25, 2004. Interest expense in the 2004 quarter includes approximately $1.8 million of interest on the $250 million 7.50% Senior Secured Notes, for the period that the Notes were outstanding in the 2004 quarter, as well as approximately $4.9 million on the redeemed $200 million 9.75% Senior Secured Notes. Other interest expense was lower by approximately $220,000 due to reduced mortgage interest expense, lower mortgage balances, lower line of credit interest expense and lower unsecured note interest. The average balance of outstanding borrowings decreased to $609.4 million in the 2005 quarter from $700.8 million in the 2004 quarter, reflecting the decreased principal of the Senior Secured Note debt, and lower mortgage and line of credit balances. The average cost of borrowings was 7.86% in the 2005 quarter and 8.18% in the 2004 quarter. The decreased average cost of borrowings reflects the 225 basis point reduction in the outstanding Senior Secured Note debt. Amortization of debt expense decreased by $30,000 in the 2005 quarter reflecting the additional amortization in the 2004 quarter resulting from the period of overlap of the $250 million Senior Secured Notes and the $200 million Senior Secured Notes.

Depreciation expense increased $344,000, or 7.4%, reflecting capital improvements in both the hotel and office and industrial portfolios that have been placed in service during fiscal 2005 and the prior fiscal year.

Advisory, management and leasing fees paid to related parties increased $219,000 or 6.8%, in the 2005 quarter when compared to the 2004 quarter. The advisory fee in the 2005 quarter was $487,000 per month compared to $472,000 per month for the 2004 quarter, an aggregate increase of $45,000. The remainder of the increase, totaling $174,000, was due mainly to higher hotel management fees reflecting the 15.3% increase in hotel revenue.

General and administrative expense increased $145,000 from $937,000 in the 2004 quarter to $1.1 million in the 2005 quarter. The Real Estate Trust wrote off certain acquisition and development costs for projects that it decided to no longer pursue in the 2005 quarter. Higher accounting and legal costs in the 2005 quarter also contributed to this increase.

Equity in earnings of unconsolidated entities reflected net earnings of $2.0 million in the 2005 quarter as compared to $1.7 million in the 2004 quarter, an increase of $307,000, or 17.8%. Earnings from Saul Holdings Partnership and Saul Centers were higher by $103,000 in the 2005 quarter primarily due to increases in operating income generated as a result of the acquisition activity of those entities. Losses from other investments totaled $52,000 in the 2005 quarter compared to $256,000 in the 2004 quarter. These losses are a result of write-downs of a certain non-public investment accounted for under the equity method.

In February 2004 the Commonwealth of Virginia acquired 7.93 acres of land owned by the Real Estate Trust for use in a highway project. The Commonwealth of Virginia has paid $3.6 million which resulted in an initial gain of approximately $2.7 million.

During the 2005 quarter the Real Estate Trust sold one of its other real estate properties. Included in the net 2005 quarter Income from Operations of Discontinued Real Estate Assets of $872,000 is the gain on sale of this asset of $900,000, as well as an operating loss of $7,000 for this property. The sale of this asset closed on January 31, 2005. During the fiscal year ended September 30, 2004 (“Fiscal 2004”) the Real Estate Trust determined it would sell one of its hotel properties and wrote down its investment in this asset to its estimated fair value, less cost to sell in Fiscal 2004. The sale of the hotel property closed on December 9, 2004. Included in the 2005 quarter net Income from Operations of Discontinued Real Estate Assets is an additional loss of $6,000 which reflects additional sales costs incurred in the 2005 quarter. Also included in the net Income from Operations of Discontinued Real Estate Assets is an operating loss of $15,000 for the hotel property for the 2005 quarter, reflecting final operating costs incurred by the Real Estate Trust for this property. Included in the 2004 quarter Loss from Operations of Discontinued Real Estate Assets of $307,000 is operating income of $2,000 from the other real estate asset and an operating loss of $309,000 from the hotel property.

BANKING

Overview. The Bank recorded operating income of $70.8 million for the three months ended March 31, 2005 (the “2005 quarter”), compared to operating income of $52.7 million for the three months ended March 31, 2004 (the “2004 quarter”). The increase in operating income was attributable to an increase in interest income and a decrease in operating expenses. Partially offsetting the increase in net income was a decrease in other (non-interest) income and an increase in interest expense.

Net Interest Income. Net interest income, before the provision for loan losses, increased $22.5 million (or 53.6%) in the 2005 quarter. No interest income was recorded on non-accrual and restructured loans during the 2005 quarter. The Bank would have recorded additional interest income of $0.2 million during the 2005 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Three Months Ended March 31,
	2005			2004
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$10,721,782	$125,224	4.67%	$9,829,788	$100,394	4.09%
Mortgage-backed securities	507,460	5,480	4.32	430,066	5,171	4.81
Federal funds sold and securities purchased under agreements to resell	94,065	573	2.44	73,516	184	1.00
Trading securities	3,327	48	5.77	16,668	215	5.16
Investment securities	200,586	1,309	2.61	46,195	243	2.10
Other interest-earning assets	217,611	2,068	3.80	219,785	1,448	2.64

Total	11,744,831	134,702	4.59	10,616,018	107,655	4.06

Noninterest-earning assets:
Cash	331,184			283,369
Real estate held for investment or sale	21,822			19,479
Property and equipment, net	507,979			475,919
Automobiles subject to lease, net	317,200			687,265
Goodwill and other intangible assets, net	23,974			24,212
Other assets	683,847			444,286

Total assets	$13,630,837			$12,550,548

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,299,618	1,231	0.21	$2,033,319	1,048	0.21
Savings deposits	1,210,514	834	0.28	1,177,379	802	0.27
Time deposits	1,924,001	11,040	2.30	1,707,551	7,890	1.85
Money market deposits	2,450,365	7,715	1.26	2,299,719	3,961	0.69

Total deposits	7,884,498	20,820	1.06	7,217,968	13,701	0.76
Borrowings	3,250,650	24,474	3.01	3,162,133	27,040	3.42

Total liabilities	11,135,148	45,294	1.63	10,380,101	40,741	1.57

Noninterest-bearing items:
Noninterest-bearing deposits	1,326,643			1,068,765
Other liabilities	256,150			320,878
Minority interest	175,391			175,391
Stockholders’ equity	737,505			605,413

Total liabilities and stockholders’ equity	$13,630,837			$12,550,548

Net interest income		$89,408			$66,914

Net interest spread (2)			2.96%			2.49%

Net yield on interest-earning assets (3)			3.05%			2.52%

Interest-earning assets to interest-bearing liabilities			105.48%			102.27%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals the weighted average yield on total interest-earning assets minus the weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 Increase (Decrease) Due to Change in (1)
	Volume	Rate	Total Change
Interest income:
Loans (2)	$9,617	$15,213	$24,830
Mortgage-backed securities	2,888	(2,579)	309
Federal funds sold and securities purchased under agreements to resell	63	326	389
Trading securities	(323)	156	(167)
Investment securities	994	72	1,066
Other interest-earning assets	(100)	720	620

Total interest income	13,139	13,908	27,047

Interest expense:
Deposit accounts	1,360	5,759	7,119
Borrowings	4,420	(6,986)	(2,566)

Total interest expense	5,780	(1,227)	4,553

Increase (decrease) in net interest income	$7,359	$15,135	$22,494

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in the 2005 quarter increased $27.0 million (or 25.1%) from the 2004 quarter primarily as a result of higher average yields on higher average balances of loans receivable. Contributing to the increased income was an increase in interest income on mortgage-backed securities and other investments caused by higher average balances.

The Bank’s net interest spread increased to 2.96% in the 2005 quarter from 2.49% in the 2004 quarter. The 47 basis point increase was primarily the result of a 58 basis point increase in the average yield on loans coupled with a 41 basis point decrease in the cost of borrowings. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 105.5% for the 2005 quarter compared to 102.3% for the 2004 quarter.

Interest income on loans, the largest category of interest-earning assets, increased to $125.2 million for the 2005 quarter from $100.4 million for the 2004 quarter because of higher average balances of and average yields on loans receivable. The average yield on the loan portfolio increased 58 basis points (to 4.67% from 4.09%) from the 2004 quarter, reflecting increases in the various indices on which interest rates of adjustable rate loans are based. Interest income on residential mortgage loans increased $17.8 million due to $673.0 million of higher average balances as well as a 63 basis point increase in the average yield (to 4.33% from 3.70%) during the 2005 quarter. Higher average balances and higher average yields of home equity loans resulted in a $6.7 million (or 43.7%) increase in interest income on those loans. Lower average yields and lower average balances of automobile loans resulted in a $3.8 million (or 47.6%) decrease in interest income on those loans.

Interest income on mortgage-backed securities increased $0.3 million (or 6.0%) due to a $77.4 million increase in average balances which was offset by a decrease in the average yields on those securities to 4.32% from 4.81%.

Interest expense on deposits increased $7.1 million (or 52.0%) during the 2005 quarter. The increase resulted primarily from a 30 basis point increase in the average rate on deposits (to 1.06% from 0.76%) due to increased rates paid by the Bank in response to higher market interest rates and, to a lesser extent, a $666.5 million increase in average deposit balances.

Interest expense on borrowings decreased $2.6 million (or 9.5%) in the 2005 quarter compared to the 2004 quarter. Interest expense on advances from the FHLB of Atlanta decreased $4.0 million (or 16.6%) due primarily to lower average rates paid on the advances and, to a lesser extent, lower average balances. During fiscal year 2004, the Bank replaced maturing higher cost advances with lower cost advances. Partially offsetting the lower interest expense on borrowings were higher average balances and higher average rates paid on securities sold under repurchase agreements and other borrowings.

Provision for Loan Losses. During the 2005 quarter, the Bank recorded a negative provision for loan losses of $4.1 million, compared to a negative provision of $5.4 million in the 2004 quarter. Management’s prior decisions to discontinue subprime automobile lending and indirect consumer lending, and focus more on residential mortgages, have improved the overall credit quality of the Bank’s loan portfolio. As the balances of automobile loans continue to decline, charge-offs and delinquencies also have been declining. The combination of these factors contributed to the Bank’s decision to reduce further the provision for loan losses in the current quarter. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income decreased to $125.4 million in the 2005 quarter from $139.9 million in the 2004 quarter. The $14.5 million (or 10.4%) decrease was primarily attributable to decreases in automobile rental income and servicing, securitization and mortgage banking income, offset partially by an increase in other income.

Automobile rental income decreased to $22.3 million in the 2005 quarter from $41.3 million in the prior corresponding quarter. The $19.0 million decrease resulted primarily from a $316.1 million (or 46.0%) decrease in average outstanding leases as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Servicing, securitization and mortgage banking income decreased to $51.9 million in the 2005 quarter, from $55.6 million in the 2004 quarter. The reduction resulted primarily from a lower amount of loan sales which, in turn, reduced the amount of gains recognized on those sales. In the 2005 quarter, the Bank recognized a gain of $44.8 million resulting from the securitization and/or sale of $1.3 billion of loans compared to a gain of $51.5 million resulting from the securitization and/or sale of $1.5 billion of loans in the 2004 quarter.

Other income increased to $19.4 million in the 2005 quarter from $12.0 million in the 2004 quarter. The $7.4 million increase in the 2005 quarter was primarily due to increased fees recorded by the Bank in connection with the prepayment of residential mortgage loans. During the quarter, the Bank also recognized $2.9 million of earnings on a joint venture investment.

Operating Expenses. Operating expenses during the 2005 quarter decreased $11.5 million from the 2004 quarter. The decrease was largely due to reductions in depreciation and amortization and other operating expenses, which were partially offset by increases in salaries and employee benefits.

Depreciation and amortization expense decreased $14.6 million (or 34.4%). Depreciation expense related to automobiles subject to lease decreased $15.4 million, to $17.1 million for the 2005 quarter, due to lower levels of outstanding leases resulting from the Bank’s prior decision to discontinue origination of automobile leases.

Other operating expenses decreased to $15.7 million in the 2005 quarter from $22.3 million in the 2004 quarter. During the 2004 quarter, the Bank incurred $6.6 million of costs related to the redemption of its $250.0 million of subordinated debentures.

Salaries and employee benefits increased $9.3 million (or 16.6%) in the 2005 quarter due primarily to increased expenses in the retail branch network.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2005 COMPARED TO SIX MONTHS ENDED MARCH 31, 2004

REAL ESTATE

The Real Estate Trust recorded an operating loss from continuing operations of $7.3 million in the six months ended March 31, 2005 (the “2005 period”) compared to an operating loss from continuing operations of $9.5 million in the six months ended March 31, 2004 (the “2004 period”). The changes reflect improved operating results in the hotel portfolio and lower interest and amortization of debt expense offset by a gain associated with a land sale in the 2004 period, increased depreciation, advisory and management fees and general and administrative expenses.

Income after direct operating expenses from hotels increased $3.5 million, or 24.1%, in the 2005 period from the level achieved in the 2004 period. Total revenue increased $7.4 million, or 17.0%, as the average room rate increased $14.80, or 16.5%, from $89.50 in the 2004 period to $104.30 in the 2005 period, reflecting the strong demand at the Real Estate Trust’s hotel properties, particularly the Northern Virginia and Florida properties while the overall occupancy percentage for the hotel properties increased from 62.2% for the 2004 period to 63.4% for the 2005 period, a 1.9% increase. Room sales for the 2005 period increased $6.3 million, or 18.2%, from the 2004 period, while food, beverage and other sales increased $1.1 million, or 12.1%. Direct operating expenses increased approximately $3.9 million, or 13.5%, reflecting increased operating costs, such as payroll costs, hotel franchise and marketing costs and other operating costs associated with the increased hotel occupancy and revenue.

Income after direct operating expenses from office and industrial properties increased $199,000, or 1.5%, in the 2005 period compared to the 2004 period. Total revenue increased $496,000, or 2.6%, in the 2005 period. Successful leasing efforts during the period and the prior fiscal year have increased the office and industrial overall occupancy percentage from 86.2% at March 31, 2004 to 91.6% at March 31, 2005. The revenue generated from the increased occupancy is slightly offset by lower rental rates as leases turn over. Direct operating expenses increased $297,000, or 5.2%, as higher property taxes, repair and maintenance, and utility costs offset lower bad debt expenses.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $186,000, or 31.3%, principally due to higher interest income in the period reflecting the Trust’s increased invested cash balance in the 2005 period and the collection of a prior period bad debt which had been written off in a prior fiscal year.

Land parcels and other expense increased $24,000, or 4.9% in the 2005 period when compared to the 2004 period as a result of increased operating expenses at the Real Estate Trust’s other real estate properties.

Interest and amortization of debt expense decreased $2.7 million, or 10.1%, in the 2005 period when compared to the 2004 period. Interest expense in the 2005 period includes interest of approximately $9.4 million on the $250 million 7.50% Senior Secured Notes which were issued on February 25, 2004. Interest expense in the 2004 period includes approximately $1.8 million of interest on the $250 million 7.50% Senior Secured Notes, for the period that the Notes were outstanding in the 2004 period, as well as approximately $9.8 million on the redeemed $200 million 9.75% Senior Secured Notes. Other interest expense was lower by approximately $500,000 due to reduced mortgage interest expense, lower mortgage balances, lower line of credit interest expense and lower unsecured note interest. The average balance of outstanding borrowings decreased to $612.4 million in the 2005 period from $639.9 million in the 2004 period, reflecting the payoff of principal of the $200 million Senior Secured Note debt, and lower mortgage and line of credit balances. The average cost of borrowings was 7.86% in the 2005 period and 8.40% in the 2004 period. The decreased average cost of borrowings reflects the 225 basis point reduction in the outstanding Senior Secured Note debt. Amortization of debt expense increased approximately $4,000 during the 2005 period.

Depreciation expense increased $827,000, or 9.1%, reflecting capital improvements in both the hotel and office and industrial portfolios that have been placed in service during the 2005 period and the prior fiscal year.

Advisory, management and leasing fees paid to related parties increased $506,000 or 8.1%, in the 2005 period when compared to the 2004 period. The advisory fee in the 2005 period was $487,000 per month compared to $472,000 per month for the 2004 period, an aggregate increase of $90,000. The remainder of the increase, totaling $416,000, was due mainly to higher hotel management fees reflecting the 17.0% increase in hotel revenue.

General and administrative expense increased $387,000 from $1.2 million in the 2004 quarter to $1.6 million in the 2005 quarter. The Real Estate Trust wrote off certain acquisition and development costs for projects that it decided to no longer pursue in the 2005 period. Higher accounting and legal costs in the 2005 period also contributed to this increase.

Equity in earnings of unconsolidated entities reflected net earnings of $3.8 million in the 2005 period as compared to $3.7 million in the 2004 period, an increase of $124,000, or 3.4%. Earnings from Saul Holdings Partnership and Saul Centers were higher by $23,000 in the 2005 period primarily due to increases in operating income generated as a result of the acquisition activity of those entities which offset additional general and administrative costs incurred by the organization. Losses from other investments totaled $279,000 in the 2005 period compared to $380,000 in the 2004 period. These losses are a result of write-downs of a certain non-public investment accounted for under the equity method.

In February 2004 the Commonwealth of Virginia acquired 7.93 acres of land owned by the Real Estate Trust for use in a highway project. The Commonwealth of Virginia has paid $3.6 million which resulted in an initial gain of approximately $2.7 million.

During the 2005 period the Real Estate Trust sold one of its other real estate properties. Included in the net 2005 period Loss from Operations of Discontinued Real Estate Assets of $907,000 is the gain on sale of this asset of $900,000, as well as operating income of $11,000 for this property. The sale of this asset closed on January 31, 2005. During the fiscal year ended September 30, 2004 (“Fiscal 2004”) the Real Estate Trust determined it would sell one of its hotel properties and wrote down its investment in this asset to its estimated fair value, less cost to sell in Fiscal 2004. The sale of the hotel property closed on December 9, 2004. Included in the 2005 period Loss from Operations of Discontinued Real Estate Assets is an additional loss of $17,000 which reflects the difference between the actual loss on the sale of the hotel property and the estimated loss recorded in Fiscal 2004. Also included in the Loss from Operations of Discontinued Real Estate Assets is an operating loss of $201,000 for the hotel property for the amount of time during the 2005 period that the Real Estate Trust owned and operated the property and $1.6 million of costs associated with the defeasance of the mortgage which the hotel property secured, including a $1.5 million prepayment premium. Included in the 2004 period Loss from Operations of Discontinued Real Estate Assets of $617,000 is operating income of $52,000 from the other real estate asset and an operating loss of $669,000 from the hotel property.

BANKING

Overview. The Bank recorded operating income of $140.6 million for the six months ended March 31, 2005 (the “2005 period”), compared to operating income of $83.7 million for the six months ended March 31, 2004 (the “2004 period”). The increase in operating income was attributable to increases in interest income and decreases in operating expenses and the provision for loan losses which was partially offset by decreases in other (non-interest) income.

Net Interest Income. Net interest income, before the provision for loan losses, increased $48.1 million (or 38.5%) in the 2005 period. The Bank recorded $0.1 million of interest income on non-accrual and restructured loans during the 2005 period. The Bank would have recorded additional interest income of $0.4 million during the 2005 period if non-accrual assets and restructured loans had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Six Months Ended March 31,
	2005			2004
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$10,774,984	$243,499	4.52%	$9,534,968	$197,430	4.14%
Mortgage-backed securities	449,593	10,055	4.47	433,289	10,492	4.84
Federal funds sold and securities purchased under agreements to resell	84,153	938	2.23	76,650	385	1.00
Trading securities	6,852	188	5.49	31,957	787	4.93
Investment securities	164,727	2,098	2.55	46,214	506	2.19
Other interest-earning assets	224,716	3,929	3.50	208,052	2,660	2.56

Total	11,705,025	260,707	4.45	10,331,130	212,260	4.11

Noninterest-earning assets:
Cash	327,222			287,842
Real estate held for investment or sale	21,583			20,915
Property and equipment, net	504,082			482,227
Automobiles subject to lease, net	353,518			741,546
Goodwill and other intangible assets, net	23,995			24,252
Other assets	646,190			428,624

Total assets	$13,581,615			$12,316,536

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,265,876	2,432	0.21	$2,004,124	2,055	0.21
Savings deposits	1,212,207	1,688	0.28	1,168,667	1,603	0.27
Time deposits	1,896,489	21,214	2.24	1,724,693	16,165	1.87
Money market deposits	2,419,234	13,858	1.15	2,308,452	8,016	0.69

Total deposits	7,793,806	39,192	1.01	7,205,936	27,839	0.77
Borrowings	3,305,156	48,318	2.92	2,922,642	59,338	4.06

Total liabilities	11,098,962	87,510	1.58	10,128,578	87,177	1.72

Noninterest-bearing items:
Noninterest-bearing deposits	1,312,547			1,068,216
Other liabilities	271,034			314,902
Minority interest	175,391			175,391
Stockholders’ equity	723,681			629,449

Total liabilities and stockholders’ equity	$13,581,615			$12,316,536

Net interest income		$173,197			$125,083

Net interest spread (2)			2.87%			2.39%

Net yield on interest-earning assets (3)			2.96%			2.42%

Interest-earning assets to interest-bearing liabilities			105.46%			102.00%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals the weighted average yield on total interest-earning assets minus the weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004 Increase (Decrease) Due to Change in (1)
	Volume	Rate	Total Change
Interest income:
Loans (2)	$27,054	$19,015	$46,069
Mortgage-backed securities	914	(1,351)	(437)
Federal funds sold and securities purchased under agreements to resell	41	512	553
Trading securities	(837)	238	(599)
Investment securities	1,497	95	1,592
Other interest-earning assets	225	1,044	1,269

Total interest income	28,894	19,553	48,447

Interest expense:
Deposit accounts	2,417	8,936	11,353
Borrowings	17,658	(28,678)	(11,020)

Total interest expense	20,075	(19,742)	333

Increase (decrease) in net interest income	$8,819	$39,295	$48,114

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in the 2005 period increased $48.4 million (or 22.8%) from the 2004 period primarily as a result of higher average yields on higher average balances of loans receivable. Contributing to the increased interest income were higher average balances and higher average yields on the Bank’s other interest earning assets. Partially offsetting the increased income was a decrease in interest income on mortgage-backed securities caused by lower average yields.

The Bank’s net interest spread increased to 2.87% in the 2005 period from 2.39% in the 2004 period. The 48 basis point increase was primarily the result of a 38 basis point increase in the yield on loans coupled with a 114 basis point decrease in the cost of borrowings. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 105.5% for the 2005 period compared to 102.0% for the 2004 period.

Interest income on loans, the largest category of interest-earning assets, increased to $243.5 million for the 2005 period from $197.4 million for the 2004 period because of higher average balances and average yields of loans receivable. The average yield on the loan portfolio increased 38 basis points (to 4.52% from 4.14%) from the 2004 period, reflecting increases in the various indices on which interest rates of adjustable rate loans are based. Interest income on residential mortgage loans increased $35.7 million due to $1.0 billion of higher average balances as well as a 45 basis point increase in the average yield (to 4.17% from 3.72%) during the 2005 period. Also contributing to the increased interest income on loans were higher average balances and higher average yields of home equity loans, which resulted in a $12.2 million (or 40.6%) increase in interest income on those loans. Lower average yields and lower average balances of automobile loans resulted in an $8.8 million (or 49.6%) decrease in interest income on those loans.

Interest income on mortgage-backed securities decreased $0.4 million (or 4.2%) primarily due to a decrease in the average interest yields on those securities to 4.47% from 4.84%, partially offset by an increase in the average balance of those securities.

Interest expense on deposits increased $11.4 million (or 40.8%) during the 2005 period. The increase resulted primarily from a 24 basis point increase in the average rate on deposits (to 1.01% from 0.77%) due to increased rates paid by the Bank in response to higher market interest rates and, to a lesser extent, a $587.9 million increase in average deposit balances.

Interest expense on borrowings decreased $11.0 million (or 18.6%) in the 2005 period compared to the 2004 period. Interest expense on advances from the FHLB of Atlanta decreased $8.9 million (or 18.2%) due primarily to lower average rates paid on the advances which was partially offset by higher average balances. During fiscal year 2004, the Bank replaced maturing higher cost advances with lower cost advances. The average balances of subordinated debentures decreased by $68.7 million, and the average rate on those borrowings decreased by 121 basis points, resulting in a decrease of $3.8 million in interest expense. On December 2, 2003, the Bank issued $175.0 million aggregate principal amount of 6 7/8% subordinated debentures due 2013. On January 2, 2004, the net proceeds of the offering, along with short-term borrowings, were used to redeem all $250.0 million of the Bank’s 9¼% subordinated debentures due 2005 and 2008.

Provision for Loan Losses. During the 2005 period, the Bank recorded a negative provision for loan losses of $4.5 million, compared to a provision of $0.5 million in the 2004 period. Management’s prior decisions to discontinue subprime automobile lending and indirect consumer lending, and focus more on residential mortgages, have improved the overall credit quality of the Bank’s loan portfolio. As the balances of automobile loans continue to decline, charge-offs and delinquencies also have been declining. The combination of these factors contributed to the Bank’s decision to reduce the provision for loan losses. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income decreased to $259.0 million in the 2005 period from $266.0 million in the 2004 period. The $7.0 million (or 2.6%) decrease was primarily attributable to decreases in automobile rental income, offset partially by increases in servicing, securitization and mortgage banking income and other income.

Automobile rental income decreased to $47.6 million in the 2005 period from $87.8 million in the prior corresponding period. The $40.2 million decrease resulted primarily from a $388.0 million (or 52.3%) decrease in average outstanding leases as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Servicing, securitization and mortgage banking income increased to $111.8 million in the 2005 period, from $92.1 million in the 2004 period. During the 2005 period, the Bank recognized gains of $101.4 million resulting from the securitization and/or sale of $3.2 billion of loans compared to gains of $84.0 million resulting from the securitization and/or sale of $3.0 billion of loans in the 2004 period.

Other income increased to $33.8 million in the 2005 period from $23.7 million in the 2004 period. The $10.1 million (or 42.3%) increase was primarily due to increased fees received by the Bank in connection with the prepayment of residential mortgage loans. The Bank also recognized $2.9 million of earnings on a joint venture investment during the current period.

Operating Expenses. Operating expenses during the 2005 period decreased $10.8 million from the 2004 period. The decrease was largely due to reductions in depreciation and amortization and other operating expenses, which were partially offset by increases in salaries and employee benefits.

Depreciation and amortization expense decreased $30.2 million (or 34.3%). Depreciation expense related to automobiles subject to lease decreased $31.6 million, to $36.8 million for the 2005 period, due to lower levels of outstanding leases resulting from the Bank’s prior decision to discontinue origination of those leases.

Other operating expenses decreased to $31.9 million in the 2005 period from $38.3 million in the 2004 period. During the 2004 period, the Bank incurred $6.6 million of costs related to the redemption of its $250.0 million of subordinated debentures during the 2004 period.

Salaries and employee benefits increased $18.8 million (or 17.0%) in the 2005 period due primarily to increased expenses in the retail branch network.

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

The Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of March 31, 2005. Based on the foregoing, the Company’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2005.

During the three months ended March 31, 2005 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Registrant)

Date: May 13, 2005	Stephen R. Halpin, Jr.
Stephen R. Halpin, Jr.
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 13, 2005	Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)