Form 10-Q
period 2005-06-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2005-08-12
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of August 12, 2005, was 4,807,510.

Item 1. Financial Statements

Consolidated Balance Sheets

B. F. SAUL REAL ESTATE INVESTMENT TRUST

(In thousands)	June 30, 2005	September 30, 2004
	(Unaudited)
ASSETS

Real Estate
Income-producing properties
Hotels	$243,016	$237,969
Office and industrial	192,702	184,454
Other	2,253	2,253

	437,971	424,676
Accumulated depreciation	(177,574)	(164,257)

	260,397	260,419
Land parcels	42,013	41,654
Real estate held for sale	10,067	12,941
Investment in Saul Holdings and Saul Centers	71,973	61,767
Cash and cash equivalents	26,420	31,842
Note receivable and accrued interest - related party	15,653	7,677
Other assets	42,862	41,869

Total real estate assets	469,385	458,169

Banking

Cash and other deposits	689,236	542,548
Securities purchased under agreements to resell	150,000	—
Loans held for securitization and/or sale	1,712,392	1,965,476
Investment securities (market value $199,164 and $70,905, respectively)	200,779	71,192
Mortgage-backed securities (market value $523,477 and $415,503, respectively)	521,622	409,303
Loans receivable (net of allowance for losses of $31,245 and $37,750, respectively)	9,351,629	8,555,557
Federal Home Loan Bank stock	142,032	139,347
Real estate held for investment or sale (net of allowance for losses of $202 for both periods)	22,806	21,282
Property and equipment, net	513,382	492,907
Automobiles subject to lease, net	235,287	435,307
Goodwill and other intangible assets, net	23,953	24,035
Interest-only strips receivable	354,992	287,840
Other assets	393,948	326,053

Total banking assets	14,312,058	13,270,847

TOTAL ASSETS	$14,781,443	$13,729,016

LIABILITIES

Real Estate
Mortgage notes payable	$281,309	$290,089
Mortgage notes payable - real estate held for sale	16,224	21,227
Notes payable - secured	250,000	250,000
Notes payable - unsecured	58,130	56,428
Other liabilities and accrued expenses	25,889	22,109
Deferred tax liability, net	36,357	36,448

Total real estate liabilities	667,909	676,301

Banking

Deposit accounts	9,811,561	8,855,118
Borrowings	377,315	206,579
Federal Home Loan Bank advances	2,600,703	2,736,938
Other liabilities	430,102	426,532
Capital notes - subordinated	175,000	175,000

Total banking liabilities	13,394,681	12,400,167

Commitments and contingencies
Minority interest held by affiliates	124,272	114,933
Minority interest - other	296,013	296,013

TOTAL LIABILITIES	14,482,875	13,487,414

SHAREHOLDERS’ EQUITY

Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized, 6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	242,308	185,342

	342,409	285,443
Less cost of 1,834,088 common shares of beneficial interest in treasury	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	298,568	241,602

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,781,443	$13,729,016

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
REAL ESTATE

Income
Hotels	$28,462	$24,294	$74,223	$62,563
Office and industrial (including $1,322, $1,261, $3,886 and $3,749 of rental income from banking segment, respectively)	9,969	9,657	29,378	28,570
Other	468	349	1,248	943

Total income	38,899	34,300	104,849	92,076

Expenses
Direct operating expenses:
Hotels	15,968	13,938	44,392	38,549
Office and industrial properties	2,798	2,921	8,854	8,680
Land parcels and other	257	249	774	742
Interest and amortization of debt expense	11,557	20,744	34,911	46,746
Depreciation	4,666	4,381	13,977	12,944
Advisory, management and leasing fees - related parties	3,561	3,275	10,082	9,286
General and administrative	656	426	2,291	1,674

Total expenses	39,463	45,934	115,281	118,621

Equity in earnings (losses) of unconsolidated entities:
Saul Holdings and Saul Centers	2,201	1,971	6,265	6,012
Other	(125)	(80)	(404)	(460)
Gain on sale of property	—	117	—	2,768

REAL ESTATE OPERATING INCOME (LOSS)	$1,512	$(9,626)	$(4,571)	$(18,225)

BANKING

Interest income
Loans	$138,584	$102,104	$382,083	$299,534
Mortgage-backed securities	5,691	5,134	15,746	15,626
Other	4,435	2,303	11,588	6,641

Total interest income	148,710	109,541	409,417	321,801

Interest expense
Deposit accounts	25,511	14,145	64,703	41,984
Borrowings	28,960	21,069	77,278	80,407

Total interest expense	54,471	35,214	141,981	122,391

Net interest income	94,239	74,327	267,436	199,410
Provision for loan losses	(4,235)	(5,644)	(8,711)	(5,150)

Net interest income after provision for loan losses	98,474	79,971	276,147	204,560

Other income
Deposit servicing fees	34,529	33,240	100,408	95,546
Servicing and securitization income	12,316	48,346	124,108	140,485
Automobile rental income, net	19,083	37,748	66,641	125,514
Other	27,573	12,624	61,358	36,363

Total other income	93,501	131,958	352,515	397,908

Continued on following page.

Consolidated Statements of Operations (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
BANKING (Continued)

Operating expenses
Salaries and employee benefits	$66,625	$59,353	$196,052	$169,981
Servicing assets amortization and other loan expenses	35,919	2,316	66,151	30,071
Property and equipment (including $1,322, $1,261, $3,886 and $3,749 of rental expense paid to real estate segment, respectively)	11,390	9,296	33,555	28,914
Marketing	6,176	3,332	13,455	7,881
Data processing	8,583	8,812	25,789	26,722
Depreciation and amortization	24,006	38,545	81,918	126,617
Other	15,477	14,128	47,330	52,435

Total operating expenses	168,176	135,782	464,250	442,621

BANKING OPERATING INCOME	$23,799	$76,147	$164,412	$159,847

TOTAL COMPANY
Income before taxes, minority interest and discontinued operations	$25,311	$66,521	$159,841	$141,622
Income tax provision	7,204	22,989	55,488	49,571

Income before minority interest and discontinued operations	18,107	43,532	104,353	92,051
Minority interest held by affiliates	(1,992)	(8,513)	(17,139)	(14,808)
Minority interest - other	(7,272)	(7,254)	(21,799)	(29,940)

INCOME FROM CONTINUING OPERATIONS	$8,843	$27,765	$65,415	$47,303

DISCONTINUED REAL ESTATE OPERATIONS
Income (loss) from operations of discontinued real estate assets (including gain (loss) on disposal of $—, ($215), $900 and ($215), respectively)	11	(434)	(2,096)	(1,999)
Income tax provision (benefit)	4	(152)	(733)	(699)

INCOME (LOSS) ON DISCONTINUED REAL ESTATE OPERATIONS	7	(282)	(1,363)	(1,300)

TOTAL COMPANY NET INCOME	$8,850	$27,483	$64,052	$46,003

Dividends: Real Estate Trust’s preferred shares of beneficial interest	(1,355)	(1,355)	(4,064)	(4,064)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$7,495	$26,128	$59,988	$41,939

NET INCOME PER COMMON SHARE
Income from continuing operations	$1.56	$5.49	$12.76	$8.99
Discontinued operations	—	(0.06)	(0.28)	(0.27)

NET INCOME PER COMMON SHARE (BASIC AND DILUTED)	$1.56	$5.43	$12.48	$8.72

DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.34	$—	$1.03	$—

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
COMPREHENSIVE INCOME

Net income	$8,850	$27,483	$64,052	$46,003
Other comprehensive income	—	—	—	—

TOTAL COMPREHENSIVE INCOME	$8,850	$27,483	$64,052	$46,003

CHANGES IN SHAREHOLDERS’ EQUITY

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)	$516	$516	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)	6,642	6,642	6,642	6,642

PAID-IN SURPLUS
Beginning and end of period	92,943	92,943	92,943	92,943

RETAINED EARNINGS
Beginning of period	235,660	129,226	185,342	112,424
Net income	8,850	27,483	64,052	46,003
Adjustments - Saul Holdings Investments	799	560	1,915	1,551
Dividends:
Real Estate Trust preferred shares of beneficial interest:	(1,355)	(1,355)	(4,064)	(4,064)
Real Estate Trust common shares of beneficial interest:	(1,646)	—	(4,937)	—

End of period	242,308	155,914	242,308	155,914

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period	—	—	—	—
Net unrealized holding gains (losses)	—	—	—	—

End of period	—	—	—	—

TREASURY SHARES
Beginning and end period (1,834,088 shares)	(43,841)	(43,841)	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	$298,568	$212,174	$298,568	$212,174

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Nine Months Ended June 30,
(In thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss	$(4,506)	$(13,227)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of property	—	(2,768)
(Gain) loss on disposal of discontinued real estate assets	(900)	215
Depreciation	14,955	14,047
Deferred tax benefit	(1,124)	(661)
Increase in accounts receivable and accrued income	(2,523)	(8,736)
Increase (decrease) in accounts payable and accrued expenses	3,632	(4,520)
Amortization of debt expense	1,640	3,978
Equity in earnings of unconsolidated entities, net	(5,861)	(5,552)
Dividends and tax sharing payments	33,041	22,355
Other	(978)	(675)

	37,376	4,456

Banking
Net income	68,558	59,230
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	29,188	20,639
Decrease in income taxes payable	(70,689)	(15,306)
Depreciation and amortization	81,918	126,617
Provision for loan losses	(8,711)	(5,150)
Minority interest held by affiliates	17,139	14,808
Minority interest - other	7,500	15,693
Proceeds from sales of trading securities	114,977	567,593
Net fundings of loans held for securitization and/or sale	(4,014,038)	(4,740,413)
Proceeds from sales of loans held for sale and/or securitization	4,779,401	4,027,872
Increase in interest-only strips receivable	(67,152)	(96,924)
Increase in other assets	(69,820)	(53,616)
Increase (decrease) in other liabilities	76,273	(34,090)
Other	11,905	(7,244)

	956,449	(120,291)

Net cash provided by (used in) operating activities	993,825	(115,835)

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures and acquisition - properties	(15,432)	(13,597)
Property sales	3,540	3,719
Note receivable and accrued interest — related party
Repayments	1,100	750
Advances	(9,076)	(3,840)
Investment in Saul Holdings and Saul Centers, net	(992)	3,279
Other investments	(618)	(689)

	(21,478)	(10,378)

Banking
Purchases of investment securities	(129,279)	(35,000)
Proceeds from redemption of Federal Home Loan Bank stock	209,088	192,559
Purchases of Federal Home Loan Bank stock	(211,773)	(224,047)
Proceeds from maturities of investment securities	—	10,000
Net principal collected (funded) on loans	(279,262)	319,351
Purchases of loans receivable	(1,179,151)	(1,547,587)
Principal collected on mortgage-backed securities	166,045	150,539
Purchases of mortgage-backed securities	(277,790)	—
Net repayments of automobiles subject to lease	149,984	227,319
Net purchases of property and equipment	(52,813)	(42,065)
Net proceeds from sales of property and equipment	—	23,320
Net proceeds from sales of real estate	3,797	7,882
Disbursements for real estate held for investment or sale	(3,052)	(2,413)

	(1,604,206)	(920,142)

Net cash used in investing activities	(1,625,684)	(930,520)

Continued on following page.

Consolidated Statements of Cash Flows (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Nine Months Ended June 30,
(In thousands)	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Principal curtailments and repayments of mortgages	$(12,886)	$(7,980)
Net secured note financings	—	46,200
Proceeds from sales of unsecured notes	4,963	9,942
Repayments of unsecured notes	(3,261)	(9,239)
Costs of obtaining financings	(1,135)	(7,524)
Cash dividends paid on preferred stock	(4,064)	—
Cash dividends paid on common stock	(4,937)	(9,000)

	(21,320)	22,399

Banking
Proceeds from customer deposits and sales of certificates of deposit	52,568,575	38,486,221
Customer withdrawals of deposits and payments for maturing certificates of deposit	(51,612,131)	(37,947,064)
Net increase (decrease) in securities sold under repurchase agreements	114,237	5,036
Advances from the Federal Home Loan Bank	17,874,653	12,582,819
Repayments of advances from the Federal Home Loan Bank	(18,010,888)	(12,018,074)
Net increase in other borrowings	56,499	30,314
Issuance of 6 7/8% subordinated debentures	—	171,938
Issuance of 8% Noncumulative Perpetual Preferred Stock, Series C	—	120,622
Redemption of 13% Noncumulative Perpetual Preferred Stock, Series A	—	(81,750)
Redemption of 9 1/4% Subordinated Debentures	—	(252,775)
Cash dividends paid on preferred stock	(7,500)	(8,250)
Cash dividends paid on common stock	(39,000)	(21,000)

	944,445	1,068,037

Net cash provided by financing activities	923,125	1,090,436

Net increase in cash and cash equivalents	291,266	44,081
Cash and cash equivalents at beginning of period	574,390	433,606

Cash and cash equivalents at end of period	$865,656	$477,687

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$26,420	$35,456
Banking
Cash and other deposits	689,236	392,231
Securities purchased under agreements to resell	150,000	50,000

Cash and cash equivalents at end of period	$865,656	$477,687

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$176,854	$166,530
Income taxes	127,800	74,622
Shares of Saul Centers, Inc. common stock	10,823	6,087
Cash received during the period from:
Dividends on shares of Saul Centers, Inc. common stock	4,936	4,470
Distributions from Saul Holdings Limited Partnership	4,895	4,895

Supplemental disclosures of noncash activities:
Rollovers of notes payable - unsecured	5,399	4,474
Loans receivable transferred to real estate acquired in settlement of loans	1,475	3,082

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

Certain reclassifications of prior periods’ information have been made to conform with the presentation for the three and nine months ended June 30, 2005, including the reclassification of certain income and expense amounts to loss from operations of discontinued real estate assets to assure comparability of all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following accounting policies should be read in conjunction with the Trust’s audited consolidated financial statements and the accompanying notes included in its Form 10-K for the fiscal year ended September 30, 2004.

REAL ESTATE INVESTMENT PROPERTIES

The Real Estate Trust purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings and intangibles related to in-place leases and customer relationships in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations.” The purchase price is allocated based on the relative fair value of each component. The fair value of buildings is determined as if the buildings were vacant upon acquisition and subsequently leased at market rates. As such, the determination of fair value considers the present value of all cash flows to be generated from the property including the initial lease up period. The Real Estate Trust determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In the case of below market leases, the Real Estate Trust considers the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal options included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Real Estate Trust determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional lease expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer relationship.

ADOPTION OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” or “SFAS 154,” which replaces APB Opinion No. 20 and Statement of Financial Accounting Standards No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after SFAS 154 was issued. The Trust does not anticipate that the adoption of SFAS 154 will have a material impact on its financial condition or results of operations.

3. CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying financial statements include the accounts of the Real Estate Trust, which is involved in the ownership and development of income-producing properties. The accounts of the Bank have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results and cash flows for two business operations: Real Estate and Banking. All significant inter-company transactions, except as disclosed elsewhere in the financial statements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the Bank are presented gross in the Consolidated Statements of Cash Flows. For purposes of calculating primary and diluted earnings per share, weighted average common shares outstanding totaled 4,807,510 for both the nine month period ended June 30, 2005 and June 30, 2004. The Trust has no common share equivalents. On January 20, 2005, the Trust declared a dividend on its common shares of $0.248 per share, totaling approximately $1.2 million, payable on January 21, 2005, to holders of record on December 30, 2004. On March 10, 2005, the Trust declared a dividend on its common shares of $0.4362 per share, totaling approximately $2.1 million, payable on March 18, 2005, to holders of record on March 11, 2005. On June 23, 2005 the Trust declared a dividend on its common shares of $0.342 per share, totaling $1.6 million, payable on June 24, 2005, to holders of record on June 20, 2005.

4. TAXES:

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

5. INVESTMENT IN SAUL CENTERS, INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP – REAL ESTATE TRUST:

During the nine-month period ended June 30, 2005, the Real Estate Trust purchased, either through dividend reinvestment or direct purchase, approximately 328,000 shares of common stock of Saul Centers, Inc. (“Saul Centers”), and as of June 30, 2005 owned approximately 4,418,000 shares representing 26.5% of such company’s outstanding common stock. As of June 30, 2005, the market value of these shares was approximately $160.6 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

In fiscal 1993, the Real Estate Trust entered into a series of transactions in connection with the initial public offering of Saul Centers. The Real Estate Trust transferred its 22 shopping centers and one of its office properties, together with the $196 million of mortgage debt and deferred interest associated with such properties, to a newly formed partnership, Saul Holdings Limited Partnership (“Saul Holdings Partnership”), in which as of June 30, 2005 the Real Estate Trust owns (directly and through its wholly owned subsidiaries) a 19.1% interest, other entities affiliated with the Real Estate Trust own a 4.7% interest and Saul Centers owns a 76.2% interest. Under the Saul Holdings Partnership agreement, the units are generally convertible on a one-for-one basis into common stock of Saul Centers. However, at the current time, the units held by the Real Estate Trust are not convertible into Saul Centers common stock because of restrictions contained in the Saul Holdings Partnership agreement on the number of shares of common stock of Saul Centers that the Real Estate Trust and its affiliates can beneficially own at any point in time. The Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly distributions to the partners out of net cash flow. The quarterly distributions since inception have been 39 cents per unit. During the nine-month period ended June 30, 2005, the Real Estate Trust received total cash distributions of $4.9 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s credit line banks.

Pursuant to a reimbursement agreement among the partners of Saul Holdings Partnership and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At June 30, 2005, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $100.0 million. The Real Estate Trust believes that Saul Holdings will be able to make all payments due with respect to its debt obligations.

5. INVESTMENT IN SAUL CENTERS INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP - REAL ESTATE TRUST (Continued):

The unaudited condensed Consolidated Balance Sheets as of June 30, 2005 and September 30, 2004, and the unaudited Consolidated Statements of Operations for the nine month period ended June 30, 2005 and 2004 of Saul Centers follow:

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	June 30, 2005	September 30, 2004
Assets
Real estate investments	$713,283	$666,834
Accumulated depreciation	(190,198)	(176,848)
Other assets	79,322	70,143

Total assets	$602,407	$560,129

Liabilities and stockholders’ equity
Mortgage notes payable	$464,367	$429,498
Other liabilities	31,761	31,754

Total liabilities	496,128	461,252
Total stockholders’ equity	106,279	98,877

Total liabilities and stockholders’ equity	$602,407	$560,129

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months (1) Ended June 30,
(In thousands)	2005	2004
Revenue
Base rent	$72,415	$64,461
Other revenue	18,213	15,897

Total revenue	90,628	80,358

Expenses
Operating expenses	18,625	16,153
Interest and amortization of deferred debt expense	22,138	19,349
Depreciation and amortization	16,975	14,947
General and administrative	7,043	5,695

Total expenses	64,781	56,144

Operating income	25,847	24,214
Gain on sale of property	—	182

Net income before minority interest	25,847	24,396
Minority interest	(6,138)	(6,090)

Net income	19,709	18,306
Preferred dividends	(6,000)	(5,244)

Net income available to common shareholders	$13,709	$13,062

(1)	Saul Centers year end is December 31 and these statements of operations are computed by combining Saul Centers 2004 fourth quarter and the 2005 first and second calendar quarter results.

6. REAL ESTATE ACQUIRED – REAL ESTATE TRUST:

On May 25, 2005 the Real Estate Trust acquired an approximately 12,000 square foot office building located in Montgomery County, Maryland for approximately $5.3 million. The Real Estate Trust accounted for the acquisition in accordance with SFAS No. 141, “Business Combinations.” The Real Estate Trust allocates the purchase price to various components, such as land, building and intangibles related to in-place leases and customer relationships, if applicable, as described in Note 2. The $5.3 million total cost includes both the property’s purchase price and closing costs. A total of $150,000 of the total cost was allocated as lease intangible assets and included in other assets at June 30, 2005. The lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 2.6 years. The values of below market leases totaled $266,000 and are being amortized over a weighted average term of 2.1 years and included in other liabilities and accrued expenses at June 30, 2005. There were no above market lease intangibles.

7. RELATED PARTY TRANSACTIONS – REAL ESTATE TRUST:

The Real Estate Trust has executed two contracts to purchase land parcels from affiliates and posted deposits totaling $350,000, included in Other Assets on the Consolidated Balance Sheets as of June 30, 2005. The first purchase, for $1.9 million, closed on July 25, 2005 and was funded from available cash on hand. The total purchase price of the two parcels is approximately $8.1 million, which was established using independent appraisals. The Trust also intends to fund the second transaction through available cash on hand.

Under an existing unsecured note receivable from B.F. Saul Company not to exceed $15.3 million, the Real Estate Trust advanced an additional net amount of $8.0 million during the current year, a $9.1 million advance offset by reimbursements of $1.1 million. At June 30, 2005, the note balance totaled $13.9 million and accrued interest totaled $1.8 million.

8. DISCONTINUED OPERATIONS – REAL ESTATE TRUST:

During the quarter ended June 30, 2005 the Real Estate Trust determined that it would sell two of its hotel properties which no longer met its investment criteria. Therefore, as of June 30, 2005, the Real Estate Trust determined that the held for sale criteria in accordance with FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” has been met for both properties. Accordingly, the Real Estate Trust has compared the carrying value of these assets to their estimated fair value, less cost to sell, to determine if the assets are impaired. The Real Estate Trust has determined that no adjustments to the carrying amounts are required. The assets are classified as Real Estate Held for Sale on the Consolidated Balance Sheets. Mortgage notes secured by these properties are classified as Mortgage notes payable – real estate held for sale on the Consolidated Balance Sheets. The combined operating loss of $1.2 million for the nine months ended June 30, 2005 for the two properties is included in Income (loss) from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations.

On December 27, 2004 the Real Estate Trust determined it would sell one of its other real estate properties because the property no longer met the Real Estate Trust’s investment criteria. Therefore, on December 27, 2004, the Real Estate Trust determined that the held for sale criteria in accordance with FASB No. 144 has been met. Accordingly, the Real Estate Trust compared the carrying value of the asset to its estimated fair value, less cost to sell, to determine if the asset had been impaired. The Real Estate Trust determined that no adjustment to the carrying amount was required. The sale of this asset closed on January 31, 2005, resulting in a gain of approximately $900,000, which is included in Income (loss) from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations. The Real Estate Trust received proceeds from the sale of approximately $1.4 million. The operating income, $11,000 for the nine months ended June 30, 2005, from this asset is also included in Income (loss) from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations.

On December 9, 2004 the sale of a hotel property, which was placed on the market for sale during fiscal 2004, was finalized and the Real Estate Trust received proceeds from the sale of approximately $2.2 million. The proceeds from the sale, along with an additional $3.6 million from the Real Estate Trust, were paid into an escrow fund with which United States government securities were purchased. The government securities became replacement collateral for the loan securing the hotel, and became the sole source of payment for the $4.4 million loan (the “Defeased loan”). As a result of the transaction, the principal amount owed by the Real Estate Trust was reduced by $4.4 million, with corresponding reductions in the principal and interest payments to be made to maturity. The escrow fund is maintained by Wells Fargo Bank, National Association, as Securities Intermediary and Custodian, and the Real Estate Trust is no longer the primary obligor with respect to the Defeased loan (see Note 9). Included in the Income (loss) from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations for the nine-months ended June 30, 2005 is an additional loss of $17,000 which reflects the difference between the actual loss on the sale of the property and the estimated loss recorded in Fiscal 2004. Also included in the Income (loss) from Operations of Discontinued Real Estate Assets is an operating loss of $201,000 from the hotel property through December 9, 2004, the date of sale, and $1.6 million of costs associated with the defeasance of the mortgage loan, including a $1.5 million prepayment premium.

9. EXTINGUISHMENT OF LIABILITIES – REAL ESTATE TRUST:

In connection with the sale of the hotel property (see Note 8) in December 2004 the Real Estate Trust deposited cash of approximately $5.8 million into an escrow fund with which United States government securities were purchased to complete a partial defeasance of a mortgage loan made to the Real Estate Trust. The Defeased loan which totals approximately $4.4 million was accounted for as if it were extinguished in December 2004.

10. NOTES PAYABLE – SECURED – REAL ESTATE TRUST:

On January 31, 2005 the Real Estate Trust executed an extension and expansion of its $55.0 million secured revolving credit facility. The credit facility was increased to $60.0 million, the interest rate spread over the floating index was reduced by 25 basis points to 200 basis points over the floating rate index and the term of the credit facility was extended to January 31, 2008, with provisions for extending the term for an additional year.

On June 30, 2005 the Real Estate Trust executed an extension and expansion of its $45.0 million secured revolving credit facility. The credit facility was increased to $60.0 million and the term of the credit facility was extended to June 30, 2008. The interest rate spread remained the same at 200 basis points over the floating rate index.

11. INDUSTRY SEGMENT INFORMATION - REAL ESTATE TRUST

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the “Banking” sections of the accompanying financial statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2005	2004	2005	2004
INCOME (from continuing operations)
Hotels	$28,462	$24,294	$74,223	$62,563
Office and industrial properties	9,969	9,657	29,378	28,570
Other	468	349	1,248	943

	$38,899	$34,300	$104,849	$92,076

OPERATING PROFIT (LOSS) (from continuing operations) (1)
Hotels	$9,693	$7,718	$21,348	$16,138
Office and industrial properties	5,312	4,999	15,047	14,839
Other	205	94	457	184

	15,210	12,811	36,852	31,161

Equity earnings of unconsolidated entities, net	2,076	1,891	5,861	5,552
Gain on sale of property	—	117	—	2,768
Interest and amortization of debt expense	(11,557)	(20,744)	(34,911)	(46,746)
Advisory, management and leasing fees - related parties	(3,561)	(3,275)	(10,082)	(9,286)
General and administrative	(656)	(426)	(2,291)	(1,674)

Operating income (loss) from continuing operations	$1,512	$(9,626)	$(4,571)	$(18,225)

INTEREST AND AMORTIZATION OF DEBT EXPENSE (from continuing operations)
Hotels	$2,602	$2,763	$7,947	$8,238
Office and industrial properties	2,634	2,726	8,741	9,032
Other	6,321	15,255	18,223	29,476

	$11,557	$20,744	$34,911	$46,746

DEPRECIATION (from continuing operations)
Hotels	$2,801	$2,638	$8,483	$7,876
Office and industrial properties	1,859	1,737	5,477	5,051
Other	6	6	17	17

	$4,666	$4,381	$13,977	$12,944

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS (from continuing operations)
Hotels	$1,925	$2,081	$5,047	$9,630
Office and industrial properties	6,268	720	8,908	2,551
Other	264	72	733	233

	$8,457	$2,873	$14,688	$12,414

IDENTIFIABLE ASSETS (AT PERIOD END)
Hotels			$170,498	$177,553
Office and industrial properties			128,709	124,700
Other			170,178	158,160

			$469,385	$460,413

(1)	Operating profit (loss) includes income less direct operating expenses and depreciation

12. SUBSEQUENT EVENTS – REAL ESTATE TRUST:

On July 11, 2005 approximately 22 acres of the Real Estate Trust’s 162 acre land parcel in Overland Park, Kansas was acquired by the Kansas Department of Transportation through a condemnation proceeding. The Real Estate Trust was awarded approximately $1.2 million which will result in a gain of approximately $600,000.

On July 25, 2005 the Real Estate Trust closed on the $1.9 million purchase of a land parcel from an affiliate. The purchase was funded from available cash on hand.

On August 2, 2005 the Real Estate Trust entered into a commitment with a lender for a prospective $76.0 million refinancing for one of its office properties. In connection with this refinancing the Real Estate Trust has placed deposits of approximately $1.6 million with the lender.

13. LOANS HELD FOR SECURITIZATION AND/OR SALE – THE BANK:

At June 30, 2005, loans held for securitization and/or sale were composed of single-family residential and home equity loans totaling $1,710.9 million and $1.5 million, respectively. At September 30, 2004, loans held for securitization and/or sale were composed of single-family residential and home equity loans totaling $1,965.1 million and $394,000, respectively.

14. LOANS RECEIVABLE – THE BANK:

Loans receivable is composed of the following:

(In thousands)	June 30, 2005	September 30, 2004
Single-family residential	$5,934,147	$5,232,551
Home equity	1,816,843	1,721,605
Real estate construction and ground	305,077	223,447
Commercial	960,102	920,178
Prime automobile	167,132	271,731
Other	101,904	137,475

	9,285,205	8,506,987

Deferred loan origination costs, net of unearned discounts	97,669	86,320
Allowance for losses on loans	(31,245)	(37,750)

	66,424	48,570

Total	$9,351,629	$8,555,557

15. REAL ESTATE HELD FOR INVESTMENT OR SALE – THE BANK:

The Bank’s real estate held for investment is carried at the lower of aggregate cost or net realizable value. The Bank’s real estate acquired in settlement of loans or real estate owned (“REO”) is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs).

Real estate held for investment or sale is composed of the following:

(In thousands)	June 30, 2005	September 30, 2004
Real estate held for investment (net of allowance for losses of $202 for both periods)	$925	$925
Real estate held for sale	21,881	20,357

Total real estate held for investment or sale	$22,806	$21,282

16. BUSINESS SEGMENTS – THE BANK:

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

(In thousands)	Retail Banking	Other	Total
Three Months Ended June 30, 2005
Operating income	$168,027	$15,926	$183,953
Operating expense	158,920	11,995	170,915

Core earnings	9,107	3,931	13,038
Non-core items	10,600	161	10,761

Operating income	$19,707	$4,092	$23,799

Average assets	$12,916,027	$1,309,005	$14,225,032

Three Months Ended June 30, 2004
Operating income	$195,158	$12,468	$207,626
Operating expense	126,636	11,422	138,058

Core earnings	68,522	1,046	69,568
Non-core items	2,087	4,492	6,579

Operating income	$70,609	$5,538	$76,147

Average assets	$11,774,066	$1,209,854	$12,983,920

16. BUSINESS SEGMENTS – THE BANK (Continued):

(In thousands)	Retail Banking	Other	Total
Nine Months Ended June 30, 2005
Operating income	$568,681	$45,764	$614,445
Operating expense	434,882	36,656	471,538

Core earnings	133,799	9,108	142,907
Non-core items	20,958	547	21,505

Operating income	$154,757	$9,655	$164,412

Average assets	$12,515,143	$1,280,969	$13,796,112

Nine Months Ended June 30, 2004
Operating income	$556,001	$38,113	$594,114
Operating expense	409,127	32,362	441,489

Core earnings	146,874	5,751	152,625
Non-core items	2,549	4,673	7,222

Operating income	$149,423	$10,424	$159,847

Average assets	$11,352,113	$1,186,071	$12,538,184

The financial information for each segment is reported on the basis used internally by the Bank’s management to evaluate performance. Core earnings excludes certain items such as income and expenses related to adjustments to loan loss reserves in excess of net charge-offs and certain other nonrecurring items. Items excluded from core earnings are shown as non-core items. Measurement of the performance of these segments is based on the management structure of the Bank and is not necessarily comparable with financial information from other entities. The information presented is not necessarily indicative of the segment’s results of operations if each of the segments were independent entities.

17. CAPITAL NOTES – SUBORDINATED – THE BANK:

On December 2, 2003, the Bank issued $175.0 million aggregate principal amount of 6 7/8% subordinated debentures due 2013 (the “2003 Debentures”). On January 2, 2004, the net proceeds of the offering, along with short-term borrowings, were used to redeem all $150.0 million of the Bank’s 9 1/4% subordinated debentures due 2005 (the “1993 Debentures”) and all $100.0 million of the Bank’s 9 1/4% subordinated debentures due 2008 (the “1996 Debentures”).

18. ISSUANCE AND REDEMPTION OF PREFERRED STOCK – THE BANK:

In October 2003, the Bank sold $125.0 million of its 8% Noncumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”). The net proceeds from the issuance of the Series C Preferred Stock were used to redeem all of the Bank’s 13% Noncumulative Perpetual Preferred Stock, Series A. The Series C Preferred Stock trades on the New York Stock Exchange under the symbol “CCX PrC.”

19. LITIGATION – THE BANK:

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

The principal business activities of the Real Estate Trust are the ownership of 80% of the outstanding common stock of the Bank, whose assets accounted for 97% of the Trust’s consolidated assets at June 30, 2005, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in the Bank, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the OTS.

The following discussion and analysis provides information that management believes to be necessary for an understanding of the Trust’s financial condition and results of operations, and should be read in conjunction with the accompanying financial statements, notes thereto and other information contained in this document.

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at June 30, 2005, consisted primarily of hotels, office projects, and land parcels. At June 30, 2005, the Real Estate Trust’s hotel portfolio included 17 properties containing 3,383 available rooms. The office property portfolio consisted of 14 properties with a total gross leasable area of 1,990,000 square feet.

The hotel portfolio, including the two properties held for sale but excluding the property which was sold on December 9, 2004, experienced an average occupancy of 67.5% and an average room rate of $106.62 during the nine-month period ended June 30, 2005, compared to an average occupancy of 66.3% and an average room rate of $92.03 during the same period in the prior year. REVPAR (revenue per available room) for the hotels was $71.94 for the nine-month period ended June 30, 2005, an 18.0% increase over REVPAR for the nine-month period ended June 30, 2004 of $60.99.

Office space in the Real Estate Trust’s office property portfolio was 92.3% leased at June 30, 2005, compared to a leasing rate of 88.9% at June 30, 2004 and 91.6% at March 31, 2005. At June 30, 2005, of the total gross leasable area of 1,990,000 square feet, 61,319 square feet (3.1%) and 186,696 square feet (9.4%) were subject to leases expiring in the remainder of fiscal 2005 and fiscal 2006, respectively.

BANKING

General. The Bank’s assets increased by $545.1 million during the current quarter to $14.3 billion at June 30, 2005. Total loans increased $414.2 million to $11.1 billion at June 30, 2005. The Bank recorded operating income of $23.8 million during the quarter ended June 30, 2005, compared to operating income of $76.1 million during the quarter ended June 30, 2004. The decrease in operating income is attributable to an increase in operating expenses and a decrease in other (non-interest) income which were partially offset by an increase in net interest income. Primarily as a result of higher residential mortgage loan prepayments, and anticipation that prepayment levels will remain high in the short-term, the Bank increased its prepayment speed assumptions for and reduced the carrying value of its interest-only strips receivable and servicing assets which are included on the Condensed Consolidated Statement of Operations in servicing, securitization and mortgage banking income and servicing assets amortization and other loan expenses, respectively. Prepayments increased in the quarter as a result of a flattening of the “yield curve” which management believes led to more borrowers with adjustable rate mortgage loans refinancing those loans with loans with interest rates that are fixed for longer periods. See “Loan Originations, Securitizations and Sales – Retained Interests and Servicing Assets.”

At June 30, 2005, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.86%, 5.86%, 8.81% and 10.99%, respectively. The Bank’s regulatory capital ratios exceeded regulatory requirements as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). See “Capital.”

During the quarter ended June 30, 2005, the Bank declared and paid out of retained earnings a cash dividend on its Common Stock in the amount of $1,400 per share. The Bank also declared and paid a cash dividend on its Preferred Stock in the amount of $0.50 per share.

Asset Quality. The following table sets forth information concerning the Bank’s non-performing assets. Amounts shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	June 30, 2005	March 31, 2005	September 30, 2004
Non-performing assets:
Non-accrual loans:
Residential mortgage	$9,416	$12,382	$8,993
Home equity	1,650	1,761	1,767
Commercial	—	—	242
Other	1,275	1,317	2,705

Total non-accrual loans (1)	12,341	15,460	13,707
Real estate acquired in settlement of loans	21,881	20,919	20,357

Total non-performing assets	$34,222	$36,379	$34,064

Allowance for losses on loans	$31,245	$34,000	$37,750
Allowance for losses on real estate held for investment	202	202	202

Total allowances for losses	$31,447	$34,202	$37,952

Ratios:
Non-performing assets to total assets	0.24%	0.26%	0.26%
Allowance for losses on loans to non-accrual loans (1)	253.18%	219.92%	275.41%
Allowance for losses on loans to total loans receivable (2)	0.28%	0.32%	0.36%

(1)	Before deduction of allowances for losses.
(2)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets include non-accrual loans and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

Non-performing assets totaled $34.2 million at June 30, 2005, compared to $36.4 million at March 31, 2005. Non-accrual residential mortgage loans decreased by $3.0 million which was partially offset by an increase in REO. The Bank had $31.2 million and $34.0 million of valuation allowances on its loan portfolio at June 30, 2005 and March 31, 2005, respectively.

Delinquent Loans. At June 30, 2005, delinquent loans increased to $47.3 million, or 0.4% of loans from $38.7 million, or 0.4% of loans at March 31, 2005. The following table sets forth information regarding the Bank’s delinquent loans at June 30, 2005.

	Principal Balance (Dollars in thousands) Loans Delinquent for
	30-59 days	60-89 days	Total
Residential mortgage	$13,123	$15,343	$28,466
Home equity	7,665	1,513	9,178
Commercial	452	—	452
Other	6,947	2,249	9,196

Total	$28,187	$19,105	$47,292

Total as a Percentage of Loans (1)	0.2%	0.2%	0.4%

(1)	Includes loans held for sale and/or securitization, before valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Residential mortgage loans delinquent 30-89 days increased to $28.5 million (50 loans) at June 30, 2005 from $12.0 million (34 loans) at March 31, 2005.

Home equity loans delinquent 30-89 days decreased to $9.2 million at June 30, 2005 from $13.2 million at March 31, 2005. In January 2005, the Bank migrated the servicing of its home equity loans to a new software system. The decrease in delinquent balances is the result of various transitional issues related to the conversion which were resolved during the current quarter.

Other delinquent loans decreased to $9.2 million at June 30, 2005 from $10.7 million at March 31, 2005. The amount of delinquent automobile loans continues to decline as the outstanding loan portfolio declines as a result of management’s prior decisions to discontinue originating indirect consumer loans.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are assets which are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. At June 30, 2005 and March 31, 2005, potential problem assets totaled $1.0 million and $1.6 million, respectively.

Troubled Debt Restructurings. At June 30, 2005 and March 31, 2005, the Bank had no troubled debt restructurings.

Real Estate Held for Investment. At June 30, 2005 and March 31, 2005, real estate held for investment consisted of one property with a book value of $0.9 million, net of a valuation allowance of $0.2 million.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Nine Months Ended June 30,		Three Months Ended June 30, 2005
	2005	2004
Balance at beginning of period	$37,750	$58,397	$34,000

Provision for loan losses	(8,711)	(5,150)	(4,236)

Charge-offs:
Residential mortgage	(274)	(232)	(67)
Home equity	(689)	(556)	(372)
Subprime automobile	(3,827)	(13,001)	(750)
Other	(6,772)	(7,517)	(2,122)

Total charge-offs	(11,562)	(21,306)	(3,311)

Recoveries:
Home equity	197	208	70
Subprime automobile	7,528	11,925	2,238
Other	6,043	4,288	2,484

Total recoveries	13,768	16,421	4,792

Net (charge-offs) recoveries	2,206	(4,885)	1,481

Balance at end of period	$31,245	$48,362	$31,245

Provision for loan losses to average loans (1) (2)	(0.11)%	(0.07)%	(0.15)%
Net loan charge-offs to average loans (1) (2)	(0.03)%	0.07%	(0.05)%
Ending allowance for losses on loans to total loans (2) (3)	0.28%	0.47%	0.28%

(1)	Annualized
(2)	Includes loans held for securitization and/or sale.
(3)	Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	June 30, 2005		September 30, 2004
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of period allocated to:
Residential mortgage	$5,100	69.4%	$4,275	68.6%
Home equity	3,570	16.6	3,350	16.5
Real estate construction and ground	2,080	2.8	2,025	2.1
Commercial	6,553	8.7	7,361	8.8
Prime automobile	3,610	1.5	5,400	2.6
Subprime automobile	2,100	0.1	4,920	0.3
Other	2,577	0.9	3,559	1.1
Unallocated	5,655	—	6,860	—

Total	$31,245		$37,750

At June 30, 2005, the Bank’s total allowances for losses on loans and real estate held for investments or sale was $31.2 million, a decrease of $2.8 million form the level at March 31, 2005. The decrease primarily reflected a decrease in the allowance for losses on prime automobile loans as a result of a further decline in those loan balances. The allowance for losses on loans represents management’s estimate of credit losses inherent in the Bank’s loan portfolio as of the balance sheet date. The Bank’s allowance consists of several key elements, which include the allocated allowance, specific allowances for identified loans and the unallocated allowance. Management reviews the adequacy of the valuation allowances on loans using a variety of measures and tools including historical loss performance, delinquency status, current economic conditions, internal risk ratings and current underwriting policies and procedures.

The allowance for losses on residential mortgage loans was $5.1 million at June 30, 2005, an increase of $0.8 million from the level at March 31, 2005. The allowance for losses on loans secured by real estate totaled $11.1 million at June 30, 2005, which constituted 100.7% of total non-accrual real estate loans. During the three months ended June 30, 2005, the Bank recorded net charge-offs of $0.4 million on these assets.

The allowance for losses on prime and subprime automobile loans decreased $2.3 million and $0.6 million, respectively, during the quarter ended June 30, 2005. Management reduced the allowance for these loans in light of decreased balances, delinquencies and losses in these portfolios.

The unallocated allowance for losses totaled $5.7 million at June 30, 2005, a decrease of $0.5 million from the level at March 31, 2005. The unallocated allowance is based upon management’s evaluation and judgement of various conditions that are not directly measured in the determination of the allocated allowance. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting key lending areas of the Bank, credit quality trends, collateral volumes, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience, regulatory examination results and findings of the Bank’s internal credit evaluations.

The Bank’s valuation allowance for losses on real estate held for investment or sale was $0.2 million at June 30, 2005 and March 31, 2005.

Asset and Liability Management. The following table presents the Bank’s interest rate sensitivity gap at June 30, 2005. Balances of interest-earning assets and interest-bearing liabilities are shown in the earlier of the period where contractual payments are due, interest rates adjust or prepayment is anticipated to occur. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for all of the Bank’s loans based on management’s estimates. The Bank’s deposits with no stated maturity, including savings and transaction accounts, have interest rates that may reprice at any time. However, market experience has proven that these deposits adjust to market prices over a much longer period of time. The Bank considers these deposits to be relatively insensitive to interest rate changes. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
Real estate loans:
Adjustable-rate	$3,338,203	$498,839	$1,206,118	$1,111,799	$101	$6,155,060
Fixed-rate	31,884	26,198	61,744	22,800	2,841	145,467
Home equity credit lines and second mortgages	1,594,851	9,423	36,272	36,974	213,535	1,891,055
Commercial	807,604	11,421	37,807	27,742	74,368	958,942
Consumer and other	64,011	46,589	88,745	20,269	12,737	232,351
Loans held for securitization and/or sale	1,712,392	—	—	—	—	1,712,392
Mortgage-backed securities	202,442	85,734	57,728	110,544	65,174	521,622
Other investments	453,796	—	200,779	—	—	654,575

Total interest-earning assets	8,205,183	678,204	1,689,193	1,330,128	368,756	12,271,464
Total non-interest earning assets	—	—	—	—	2,040,594	2,040,594

Total assets	$8,205,183	$678,204	$1,689,193	$1,330,128	$2,409,350	$14,312,058

Deposits:
Fixed maturity deposits	$1,032,942	$558,110	$442,116	$126,996	$—	$2,160,164
NOW, statement and passbook accounts	—	111,583	223,166	223,166	3,131,957	3,689,872
Money market deposit accounts	2,555,294	—	—	—	—	2,555,294
Borrowings:
Capital notes - subordinated	—	—	—	—	175,000	175,000
Other	2,130,703	12,388	642,782	145,775	46,370	2,978,018

Total interest-bearing liabilities	5,718,939	682,081	1,308,064	495,937	3,353,327	11,558,348
Minority interest	—	—	—	—	175,391	175,391
Total non-interest bearing liabilities	—	—	—	—	1,819,612	1,819,612
Stockholders’ equity	—	—	—	—	758,707	758,707

Total liabilities & stockholders’ equity	$5,718,939	$682,081	$1,308,064	$495,937	$6,107,037	$14,312,058

Gap	$2,486,244	$(3,877)	$381,129	$834,191	$(2,984,571)
Cumulative gap	$2,486,244	$2,482,367	$2,863,496	$3,697,687	$713,116
Cumulative gap as a percentage of total assets	17.4%	17.3%	20.0%	25.8%	5.0%
				—

The interest sensitivity “gap” shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was 17.3% at June 30, 2005, compared to 19.2% at March 31, 2005. Management currently plans to continue to invest primarily in assets whose interest rates adjust in five years or less.

Capital. At June 30, 2005, the Bank complied with all of its regulatory capital requirements under FDICIA, and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at June 30, 2005, compared to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$758,707
Minority interest in REIT Subsidiary (1)	144,000

	902,707
Adjustments for tangible and core capital:
Intangible assets	(42,290)
Non-includable subsidiaries (2)	(19,842)
Non-qualifying purchased/originated loan servicing rights	(4,875)

Total tangible capital	835,700	5.86%	$213,919	1.50%	$621,781	4.36%

Total core capital (3)	835,700	5.86%	$570,451	4.00%	$265,249	1.86%

Tier 1 risk-based capital (3)	835,700	8.81%	$379,946	4.00%	$455,754	4.81%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	31,245

Total supplementary capital	206,245

Total available capital	1,041,945
Equity investments	(2,619)

Total risk-based capital (3)	$1,039,326	10.99%	$759,892	8.00%	$279,434	2.99%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
(2)	Reflects an aggregate offset of $0.2 million representing the general allowance for losses maintained against the Bank’s equity capital investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a “credit” against the deductions otherwise required for such investments.
(3)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

During the current fiscal year, a subsidiary of the Bank purchased for $10.4 million a non-controlling ownership interest in a limited liability company. The investment is classified as other assets on the Condensed Consolidated Statements of Financial Condition and is treated as a non-includable asset and deducted from core capital for regulatory capital purposes. As of June 30, 2005, the Bank’s investment totaled $19.4 million.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank’s REO at June 30, 2005, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,619	(1)
1991	12,043	(2)
1995	5,679	(2)
2004	216
2005	1,324

Total REO	$21,881

(1)	The Bank treats this amount as an equity investment for regulatory capital purposes.
(2)	The Bank received an extension of the holding periods of these properties through May 6, 2006.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

The Real Estate Trust’s cash flows from operating activities have historically been insufficient to meet all of its cash flow requirements. The Real Estate Trust’s internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its indebtedness, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings, the sale of unsecured notes, refinancing of maturing mortgage debt, proceeds from asset sales, and dividends and tax sharing payments from the Bank. Although cash flows from operating activities have improved over the prior two fiscal years and for nine-months ended June 30, 2005, for the foreseeable future, the Real Estate Trust’s ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources. Dividends received from the Bank are a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the Bank’s operating performance and income, and regulatory restrictions on such payments.

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods should enhance prospects for the Real Estate Trust to receive tax sharing payments and dividends from the Bank. During the nine-month period ended June 30, 2005, the Bank made tax sharing payments totaling $1.8 million and dividend payments totaling $31.2 million to the Real Estate Trust. Tax sharing and dividend payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

During the nine-month period ended June 30, 2005, the Trust purchased through dividend reinvestment or direct purchase, approximately 328,000 shares of common stock of Saul Centers and as of June 30, 2005 owned approximately 4,418,000 shares representing 26.5% of such company’s outstanding common stock. As of June 30, 2005, the market value of these shares was approximately $160.6 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership (“Saul Holdings Partnership”) the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the nine-month period ended June 30, 2005, the Real Estate Trust received total cash distributions of $4.9 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s lines of credit banks.

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

The Real Estate Trust has a $60.0 million secured revolving credit line with an unrelated bank that matures on January 31, 2008, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At June 30, 2005, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $60.0 million. The credit facility was increased on January 31, 2005 from $55.0 million to its current $60.0 million availability. The interest rate spread over the floating index was reduced by 25 basis points to 200 basis points over the floating index and the term of the credit facility was extended from December 12, 2006 to January 31, 2008, with provisions for extending the term for an additional year.

The Real Estate Trust has an additional $60.0 million revolving credit line with an unrelated bank that matures on June 30, 2008, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At March 31, 2005, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $60.0 million. On June 30, 2005 this facility was expanded from $45.0 million to $60.0 million and the term extended from September 26, 2006 to June 30, 2008, with provisions for extending the term for an additional year. The interest rate spread remained the same at 200 basis points over the floating rate index.

The maturity schedule for the Real Estate Trust’s outstanding debt at June 30, 2005 for the balance of fiscal 2005 and subsequent years is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes Payable	Notes Payable Secured	Notes Payable Unsecured	Total
2005 (1)	$6,809	$—	$2,929	$9,738
2006	94,850	—	8,433	103,283
2007	5,284	—	6,826	12,110
2008	5,670	—	4,976	10,646
2009	15,487	—	5,110	20,597
Thereafter	169,433	250,000	29,856	449,289

Total	$297,533	$250,000	$58,130	$605,663

(1)	July 1, 2005 - September 30, 2005

Of the total mortgage debt outstanding at June 30, 2005, $289.9 million was non-recourse to the Real Estate Trust.

REAL ESTATE ACQUISITION, DISPOSITION, DEVELOPMENT AND CAPITAL EXPENDITURES

On May 25, 2005 the Real Estate Trust acquired an approximately 12,000 square foot office building located in Montgomery County, Maryland for approximately $5.3 million.

During the quarter ended June 30, 2005 the Real Estate Trust placed two of its hotel properties on the market for sale, as these properties no longer meet its investment criteria. No adjustment to the carrying value of the properties was required. The sales are expected to close within the next twelve months.

The Real Estate Trust sold one of its other real estate properties because the property no longer met the Real Estate Trust’s investment criteria. No adjustment to the carrying value of the property was required. The sale of this asset closed on January 31, 2005. The Real Estate Trust received proceeds from the sale of approximately $1.4 million, resulting in a gain of $900,000.

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

At June 30, 2005, the estimated remaining collateral, after market value and other adjustments, of that portion of the Bank’s assets that may be pledged to the FHLB of Atlanta and various securities dealers totaled $3.5 billion, or 24.7% of total assets. The Bank’s maximum credit availability with the FHLB of Atlanta is 50% of total assets, provided that the Bank has sufficient collateral to pledge against its advances and subject to certain limitations and conditions imposed by the FHLB of Atlanta.

Also at June 30, 2005, the Bank had cash and other short-term assets totaling $839.2 million, or 5.9% of total assets.

The Bank also accesses a variety of other short-term and long-term funding sources, including securitizations and sales of loan receivables. As part of its mortgage banking activities, the Bank sold or securitized and sold $1.5 billion of single-family residential mortgage loans during the June 2005 quarter. Generally, all long-term, fixed-rate residential mortgage loans originated during the current quarter have been or are in the process of being sold. Variable rate mortgage loans are either sold or placed into the Bank’s portfolio.

Management believes that the Bank’s primary sources of funds will be sufficient to meet the Bank’s foreseeable long-term liquidity needs. The mix of funding sources used from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

Loan Originations, Securitizations and Sales – Retained Interests and Servicing Assets. During the current quarter, the Bank reduced the carrying value of its servicing assets and interest-only strips receivable as a result of higher prepayments of loans underlying these assets. Prepayments increased in the quarter as a result of a flattening of the “yield curve,” that is, a narrowing of the difference between short term interest rates, which determine the interest rates on the adjustable rate mortgages generated by the Bank, and long term interest rates, which determine the interest rates on mortgages with interest rates fixed for longer periods. Presumably, more borrowers under adjustable rate mortgages chose to prepay those loans than in prior periods to refinance using mortgages with rates fixed for longer periods. In connection with its loan origination, securitization and sale activities, the Bank generally receives or retains various interests in the sold loans, which may include servicing assets, securities, or interest-only certificates and/or interest-only strips receivable (collectively, “interest-only strips receivable”). The Bank sometimes retains a limited amount of recourse with its securitizations through one or more means, most often through the establishment of reserve accounts or overcollateralization of receivables. The Bank records these interests as assets on its financial statements. In some cases, the Bank determines the carrying value of the assets based on future cash flows expected to be received by the Bank from the underlying assets. Some of these cash flows are payable to the Bank before the claims of others, while other cash flows are subordinated to the claims of others. The following tables summarize the carrying value of these assets at June 30, 2005 and March 31, 2005.

	June 30, 2005
	Not Subordinated	Subordinated	Total
		(in thousands)
Servicing assets	$167,156	$—	$167,156
Interest-only certificates, AAA-rated	265,485	—	265,485
Interest-only strips receivable	88,555	952	89,507
Reserve accounts	17,448	7,685	25,133

Total	$538,644	$8,637	$547,281

	March 31, 2005
	Not Subordinated	Subordinated	Total
		(in thousands)
Servicing assets	$174,925	$—	$174,925
Interest-only certificates, AAA-rated	264,833	—	264,833
Interest-only strips receivable	100,236	875	101,111
Reserve accounts	15,005	7,482	22,487

Total	$554,999	$8,357	$563,356

The following tables show the changes in the Bank’s servicing assets and interest-only strips receivable for each of the periods shown:

Servicing Assets Activity

(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Beginning balance	$188,847	$133,262	$164,765	$121,594
Additions	24,643	26,134	75,866	66,983
Amortization	(16,139)	(11,264)	(43,037)	(33,382)
Sales	—	—	—	(5,228)
Charge-offs	—	—	(243)	(1,835)

Ending balance	197,351	148,132	197,351	148,132
Valuation allowance	(30,195)	(9,861)	(30,195)	(9,861)

Carrying value	$167,156	$138,271	$167,156	$138,271

Activity in the valuation allowance for servicing assets is summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Beginning balance	$13,926	$21,396	$16,909	$25,326
Additions (reductions) charged to loan expenses	16,269	(11,535)	13,286	(11,294)
Charge-offs	—	—	—	(1,835)
Sales	—	—	—	(2,336)

Ending balance	$30,195	$9,861	$30,195	$9,861

The carrying value of the Bank’s servicing assets decreased by $7.8 million during the current quarter as a result of (a) a $16.3 million decrease in the fair value of servicing rights primarily related to increases in actual and estimated future prepayment speeds of the underlying loans and (b) $16.1 million of amortization expenses related to previously capitalized servicing rights. These decreases were partially offset by the capitalization of $24.6 million of servicing rights related to $1.7 billion of mortgage loans sold, servicing retained. The Bank did not purchase or sell any bulk servicing rights during the current quarter.

Interest-Only Strips Receivable Activity

(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Beginning balance	$365,944	$200,031	$287,840	$139,782
Additions	65,533	62,991	210,514	156,860
Discount accretion	8,126	4,112	21,130	9,865
Cash received	(30,710)	(17,330)	(88,195)	(53,737)
Fair value adjustments	(53,901)	(13,099)	(76,297)	(16,065)

Ending balance	$354,992	$236,705	$354,992	$236,705

The Bank’s interest-only strips represent a constant rate on each loan which is fixed for the life of the transaction. The carrying value of the Bank’s interest-only strips receivable decreased by $11.0 million during the current quarter as a result of a $53.9 million decrease in the fair value of the interest-only strips receivable primarily related to increases in actual and estimated future prepayment speeds of the underlying loans and $30.7 million of cash received. These decreases were partially offset by capitalization of $65.5 million of interest-only strips receivable related to $1.4 billion of mortgage loans sold where the Bank retained or received such interest-only strips receivable. The increase in the amount of the additions in the nine month period compared to the prior year is due to a $767.5 million increase in the amount of loans sold to $4.1 billion in the 2005 period compared to $3.4 billion in the 2004 period. The increase in the amount of cash received in both the three-month and nine-month periods results from an increase in the amount of mortgage loans to which the interest-only strips receivable relate.

Key assumptions and the sensitivity of the current fair value of the interest-only strips receivable to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

(Dollars in thousands)	June 30, 2005	March 31, 2005
Carrying amount of interest-only strips receivable	$354,992	$365,944
Expected weighted-average life (1) (in years)	2.7	3.1
Prepayment Speed assumption (1)(2) (annual rate)	23.97%	22.30%
Impact on fair value of 10% adverse change	$(35,012)	$(29,687)
Impact on fair value of 20% adverse change	$(64,893)	$(55,755)
Residual cash flow discount rate (annual)	8.50%	8.50%
Impact on fair value of 10% adverse change	$(6,424)	$(7,128)
Impact on fair value of 20% adverse change	$(12,647)	$(14,018)

(1)	Expected weighted average life and prepayment speed assumptions are based on life of securitization.
(2)	Represents Constant Prepayment Rate. Certain loans may require the payment of a fee if the borrower prepays the loan during the period up to three years after origination. The Bank uses a lower prepayment assumption during these periods.

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

Commitments and Contingencies. The Bank is obligated under recourse provisions related to the servicing of certain residential mortgage loans. At both June 30, 2005 and March 31, 2005, recourse to the Bank under these arrangements totaled $3.9 million.

There were no material commitments for capital expenditures at June 30, 2005

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

REAL ESTATE

The Real Estate Trust recorded operating income from continuing operations of $1.5 million in the quarter ended June 30, 2005 (the “2005 quarter”) compared to an operating loss from continuing operations of $9.6 million in the quarter ended June 30, 2004 (the “2004 quarter”). The changes reflect improved operating results in the hotel portfolio, lower interest and amortization of debt expense and higher equity earnings from unconsolidated entities offset by increased depreciation and advisory and management fees. Included in the 2004 quarter were a write-off of unamortized debt costs of $2.4 million and an early redemption premium of $6.5 million associated with the payoff of the Real Estate Trust’s $200 million Senior Secured Notes.

Income after direct operating expenses from hotels, which excludes the two hotel properties held for sale, increased $2.1 million, or 20.6%, in the 2005 quarter from the level achieved in the 2004 quarter. Total revenue increased approximately $4.2 million, or 17.2%, as the overall occupancy percentage for the hotel properties increased slightly from 77.4% in the 2004 quarter to 77.6 % in the 2005 quarter while the average room rate for the hotel properties increased $16.96, or 17.0%, from $99.64 in the 2004 quarter to $116.60 in the 2005 quarter, reflecting the strong demand at the Real Estate Trust’s hotel properties, particularly the Northern Virginia and Florida properties. Room sales for the 2005 quarter increased $3.4 million, or 17.4%, from the 2004 quarter, while food, beverage and other sales increased $772,000, or 16.2%. Direct operating expenses increased $2.0 million, or 14.5%, reflecting increased operating costs, such as payroll costs, repairs and maintenance, hotel franchise and marketing costs and other operating costs associated with the increased hotel revenue.

Income after direct operating expenses from office and industrial properties increased $435,000, or 6.5%, in the 2005 quarter compared to the 2004 quarter. Total revenue increased $312,000, or 3.2%, in the 2005 quarter. Successful leasing efforts during the current and prior fiscal years have increased the office and industrial overall occupancy percentage from 88.9% at June 30, 2004 to 92.3% at June 30, 2005. The revenue generated from the increased occupancy is slightly offset by lower rental rates as leases turn over. In addition the Real Estate Trust acquired an approximately 12,000 square foot office building on May 25, 2005 which contributed revenue of $57,000 to the 2005 quarter. Direct operating expenses decreased $123,000, or 4.2%, as lower repair and maintenance, utility costs and bad debt expenses offset higher payroll costs and property taxes.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $119,000 or 34.1%, principally due to higher interest income in the quarter reflecting the Real Estate Trust’s increased invested cash balance in the 2005 Quarter which offset lower income from the other real estate properties.

Land parcels and other expense increased $8,000, or 3.2% in the 2005 quarter when compared to the 2004 quarter as a result of increased operating expenses at the Real Estate Trust’s other real estate properties.

Interest and amortization of debt expense decreased $9.2 million in the 2005 quarter when compared to the 2004 quarter. Included in the 2004 quarter were a write-off of unamortized debt costs of $2.4 million and an early redemption premium of $6.5 million associated with the payoff of the Real Estate Trust’s $200 million Senior Secured Notes. Other interest expense was lower by approximately $309,000 due to reduced mortgage interest expense, lower mortgage balances and lower unsecured note interest. The average balance of outstanding borrowings decreased to $606.9 million in the 2005 quarter from $654.5 million in the 2004 quarter, reflecting the decreased principal of the Senior Secured Note debt and lower mortgage balances. The average cost of borrowings was 7.82% in the 2005 quarter and 11.44% in the 2004 quarter. The decreased average cost of borrowings reflects the $6.5 million early redemption premium in the 2004 quarter as well as the 225 basis point reduction in the outstanding Senior Secured Note debt.

Depreciation expense increased $285,000, or 6.5%, reflecting capital improvements in both the hotel and office and industrial portfolios that have been placed in service during fiscal 2005 and the prior fiscal year.

Advisory, management and leasing fees paid to related parties increased $286,000 or 8.7%, in the 2005 quarter when compared to the 2004 quarter. The advisory fee in the 2005 quarter was $487,000 per month compared to $472,000 per month for the 2004 quarter, an aggregate increase of $45,000. The remainder of the increase, totaling $241,000, was due mainly to higher hotel management fees reflecting the 17.2% increase in hotel revenue.

General and administrative expense increased $230,000 from $426,000 in the 2004 quarter to $656,000 in the 2005 quarter. Higher accounting and legal costs in the 2005 quarter contributed to this increase.

Equity in earnings of unconsolidated entities reflected net earnings of $2.1 million in the 2005 quarter as compared to $1.9 million in the 2004 quarter, an increase of $185,000, or 9.8%. Earnings from Saul Holdings Partnership and Saul Centers were higher by $230,000 in the 2005 quarter primarily due to increases in operating income generated as a result of the acquisition activity of those entities. Losses from other investments totaled $125,000 in the 2005 quarter compared to $80,000 in the 2004 quarter. These losses are a result of a write-down of a non-public investment accounted for under the equity method.

During the 2004 quarter the Real Estate Trust received a refund of approximately $117,000 for an expenditure relating to a September 2003 land sale. The original gain on the sale of this parcel was recorded in the fiscal year ended September 30, 2003. This refund was recorded as an additional gain on sale of this parcel in the 2004 quarter.

During the 2005 quarter, the Real Estate Trust determined that it would sell two of its hotel properties. Net operating results for these two hotels produced income from operations of discontinued real estate assets of $11,000 for the three months ended June 30, 2005 and loss from operations of discontinued real estate assets of $68,000 for the three months ended June 30, 2004. The 2004 quarter also included an operating loss of $326,000 for a hotel that was sold in December 2004, which includes a write down of $215,000 to reflect its fair market value. Also included in the 2004 quarter is an operating loss of $40,000 associated with the other real estate property sold in January 2005.

BANKING

Overview. The Bank recorded operating income of $23.8 million for the three months ended June 30, 2005 (the “2005 quarter”), compared to operating income of $76.1 million for the three months ended June 30, 2004 (the “2004 quarter”). The decrease in operating income is attributable to an increase in operating expenses and a decrease in other (non-interest) income which were partially offset by an increase in net interest income. Primarily as a result of higher prepayments, and anticipation that prepayment levels will remain high in the short-term, as a result of the relatively small differential between short- and long-term interest rates, the Bank increased its prepayment speed assumptions and reduced the carrying value of its interest-only strips receivable and servicing assets which are included on the Consolidated Statement of Operations in servicing, securitization and mortgage banking income and servicing assets amortization and other loan expenses, respectively.

Net Interest Income. Net interest income, before the provision for loan losses, increased $19.9 million (or 26.8%) in the 2005 quarter. The Bank recorded $0.1 million of interest income on non-accrual and restructured loans during the 2005 quarter. The Bank would have recorded additional interest income of $0.1 million during the 2005 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Three Months Ended June 30,
	2005			2004
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$11,254,711	$138,584	4.93%	$10,255,040	$102,103	3.98%
Mortgage-backed securities	526,100	5,691	4.33	457,437	5,133	4.49
Securities purchased under agreements to resell	80,055	590	2.95	54,176	135	1.00
Trading securities	4,196	63	6.01	29,958	363	4.85
Investment securities	200,702	1,317	2.62	70,355	333	1.89
Other interest-earning assets	234,944	2,464	4.20	228,140	1,472	2.58

Total	12,300,708	148,709	4.84	11,095,106	109,539	3.95

Noninterest-earning assets:
Cash	357,643			284,551
Real estate held for investment or sale	21,939			20,110
Property and equipment, net	511,308			480,758
Automobiles subject to lease, net	261,574			577,980
Goodwill and other intangible assets, net	23,962			24,144
Other assets	747,898			501,271

Total assets	$14,225,032			$12,983,920

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,386,672	1,298	0.22	$2,168,508	1,128	0.21
Savings deposits	1,228,602	865	0.28	1,233,148	841	0.27
Time deposits	2,073,714	13,915	2.68	1,732,718	8,167	1.89
Money market deposits	2,458,374	9,434	1.53	2,329,320	4,009	0.69

Total deposits	8,147,362	25,512	1.25	7,463,694	14,145	0.76
Borrowings	3,466,202	28,960	3.34	3,182,342	21,069	2.65

Total liabilities	11,613,564	54,472	1.88	10,646,036	35,214	1.32

Noninterest-bearing items:
Noninterest-bearing deposits	1,409,845			1,209,721
Other liabilities	282,549			307,226
Minority interest	175,391			175,391
Stockholders’ equity	743,683			645,546

Total liabilities and stockholders’ equity	$14,225,032			$12,983,920

Net interest income		$94,237			$74,325

Net interest spread (2)			2.96%			2.63%

Net yield on interest-earning assets (3)			3.06%			2.68%

Interest-earning assets to interest-bearing liabilities			105.92%			104.22%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals the weighted average yield on total interest-earning assets minus the weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 Increase (Decrease) Due to Change in
	Volume (1)	Rate (1)	Total Change
Interest income:
Loans (2)	$10,640	$25,841	$36,481
Mortgage-backed securities	1,642	(1,084)	558
Securities purchased under agreements to resell	89	366	455
Trading securities	(778)	478	(300)
Investment securities	814	170	984
Other interest-earning assets	45	947	992

Total interest income	12,452	26,718	39,170

Interest expense:
Deposit accounts	1,400	9,967	11,367
Borrowings	2,004	5,887	7,891

Total interest expense	3,404	15,854	19,258

Increase (decrease) in net interest income	$9,048	$10,864	$19,912

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in the 2005 quarter increased $39.2 million (or 35.8%) from the 2004 quarter primarily as a result of higher average yields on and higher average balances of loans receivable. Contributing to the increased income was an increase in interest income on mortgage-backed securities and other investments caused by higher average balances.

The Bank’s net interest spread increased to 2.96% in the 2005 quarter from 2.63% in the 2004 quarter. The 33 basis point increase was primarily the result of a 95 basis point increase in the average yield on loans which was partially offset by a 56 basis point increase in the cost of deposits and borrowings. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 105.9% for the 2005 quarter compared to 104.2% for the 2004 quarter.

Interest income on loans, the largest category of interest-earning assets, increased to $138.6 million for the 2005 quarter from $102.1 million for the 2004 quarter, an increase of 35.7%, primarily because of higher average yields on loans receivable. The average yield on the loan portfolio increased to 4.93% from 3.98% from the 2004 quarter, reflecting increases in the various indices on which interest rates of adjustable rate loans are based. Interest income on residential mortgage loans increased $24.7 million due to a $783.5 million increase in average balances as well as an 89 basis point increase in the average yield (to 4.56% from 3.67%) during the 2005 quarter. Higher average balances of and higher average yields on home equity loans resulted in an $8.5 million (or 53.9%) increase in interest income on those loans. Lower average yields on and lower average balances of automobile loans resulted in a $3.3 million (or 50.6%) decrease in interest income on those loans.

Interest income on mortgage-backed securities increased $0.6 million (or 10.9%) due to a $68.7 million increase in average balances which was partially offset by a decrease in the average yields on those securities to 4.33% from 4.49%.

Interest expense on deposits increased $11.4 million (or 80.4%) during the 2005 quarter. The increase resulted primarily from a 49 basis point increase in the average rate on deposits (to 1.25% from 0.76%) due to increased rates paid by the Bank in response to higher market interest rates and, to a lesser extent, a $683.7 million increase in average deposit balances.

Interest expense on borrowings increased $7.9 million (or 37.5%) in the 2005 quarter compared to the 2004 quarter. Interest expense on advances from the FHLB of Atlanta increased $5.8 million (or 32.6%) due primarily to higher average rates paid on the advances and, to a lesser extent, higher average balances.

Provision for Loan Losses. During the 2005 quarter, the Bank recorded a negative provision for loan losses of $4.2 million, compared to a negative provision of $5.6 million in the 2004 quarter. Management’s prior decisions to discontinue subprime automobile lending and indirect consumer lending, and focus more on residential mortgages, have improved the overall credit quality of the Bank’s loan portfolio. As the balances of automobile loans continue to decline, charge-offs and delinquencies also have been declining. The combination of these factors contributed to the Bank’s decision to reduce further the provision for loan losses in the current quarter. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income decreased to $93.5 million in the 2005 quarter from $132.0 million in the 2004 quarter. The $38.5 million (or 29.1%) decrease was primarily attributable to decreases in servicing, securitization and mortgage banking income and automobile rental income, offset partially by an increase in other income.

Servicing, securitization and mortgage banking income decreased to $12.3 million in the 2005 quarter, from $48.3 million in the 2004 quarter, a 74.5% decrease. The reduction resulted from a $53.9 million decrease in fair value during the current quarter of interest-only strips receivables. Also in the 2005 quarter, the Bank recognized gains of $44.8 million resulting from the securitization and/or sale of $1.7 billion of loans compared to gains of $49.0 million resulting from the securitization and/or sale of $1.6 billion of loans in the 2004 quarter.

Automobile rental income decreased to $19.1 million in the 2005 quarter from $37.7 million in the prior corresponding quarter, a 49.4% decrease. The $18.6 million decrease resulted primarily from a $316.4 million (or 54.7%) decrease in average outstanding leases as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Other income increased to $27.6 million in the 2005 quarter from $12.6 million in the 2004 quarter, a 118.4% increase. The $15.0 million increase in the 2005 quarter was primarily due to (a) increased fees recorded by the Bank in connection with the prepayment of residential mortgage loans and (b) $6.1 million of earnings on a joint venture investment.

Operating Expenses. Operating expenses during the 2005 quarter increased $32.4 million (or 23.9%) from the 2004 quarter. The increase was largely due to increases in servicing assets amortization and other loan expenses, salaries and employee benefits and marketing, which were partially offset by a reduction in depreciation and amortization.

Servicing assets amortization and other loan expenses increased to $35.9 million in the 2005 quarter from $2.3 million in the 2004 quarter. The increase resulted primarily from an increase in servicing assets amortization to $16.1 million and a $16.3 million increase in the mortgage servicing rights valuation allowance caused by a decrease in the value of the Bank’s servicing assets during the 2005 quarter compared to servicing assets amortization of $11.3 million and a decrease of $11.5 million in the mortgage servicing rights valuation allowance caused by an increase in the value of the Bank’s mortgage servicing assets during the 2004 quarter.

Salaries and employee benefits increased $7.3 million (or 12.3%) in the 2005 quarter due primarily to increased expenses in the retail branch network.

Marketing expenses increased $2.8 million (or 85.3%) in the current quarter primarily due to increased efforts to further promote the Bank’s products and services.

Depreciation and amortization expense decreased $14.5 million (or 37.8%). Depreciation expense related to automobiles subject to lease decreased $15.4 million, to $13.2 million for the 2005 quarter, due to lower levels of outstanding leases resulting from the Bank’s prior decision to discontinue origination of automobile leases.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2005 COMPARED TO NINE MONTHS ENDED JUNE 30, 2004

REAL ESTATE

The Real Estate Trust recorded an operating loss from continuing operations of $4.6 million in the nine months ended June 30, 2005 (the “2005 period”) compared to an operating loss from continuing operations of $18.2 million in the nine months ended June 30, 2004 (the “2004 period”). The changes reflect improved operating results in the hotel portfolio and lower interest and amortization of debt expense offset by a gain associated with a land sale in the 2004 period, increased depreciation, advisory and management fees and general and administrative expenses. Included in the 2004 period were a write-off of unamortized debt costs of $2.4 million and an early redemption premium of $6.5 million associated with the payoff of the Real Estate Trust’s $200 million Senior Secured Notes.

Income after direct operating expenses from hotels, which excludes the two hotel properties that are held for sale, increased $5.8 million, or 24.2%, in the 2005 period from the level achieved in the 2004 period. Total revenue increased approximately $11.7 million, or 18.6%, as the average room rate increased $16.55, or 17.3%, from $95.44 in the 2004 period to $111.99 in the 2005 period, reflecting the strong demand at the Real Estate Trust’s hotel properties, particularly the Northern Virginia and Florida properties while the overall occupancy percentage for the hotel properties increased from 68.8% for the 2004 period to 70.1% for the 2005 period, a 1.9% increase. Room sales for the 2005 period increased $9.8 million, or 19.4%, from the 2004 period, while food, beverage and other sales increased $1.8 million, or 15.5%. Direct operating expenses increased $5.8 million, or 15.2%, reflecting increased operating costs, such as payroll costs, repairs and maintenance, hotel franchise and marketing costs and other operating costs associated with the increased hotel occupancy and revenue.

Income after direct operating expenses from office and industrial properties increased $634,000, or 3.2%, in the 2005 period compared to the 2004 period. Total revenue increased $808,000, or 2.8%, in the 2005 period. Successful leasing efforts during the period and the prior fiscal year have increased the office and industrial overall occupancy percentage from 88.9% at June 30, 2004 to 92.3% at June 30, 2005. The revenue generated from the increased occupancy is slightly offset by lower rental rates as leases turn over. In addition the Real Estate Trust acquired an approximately 12,000 square foot office building on May 25, 2005 which contributed revenue of $57,000 to the 2005 period. Direct operating expenses increased $174,000, or 2.0%, as higher property taxes, repair and maintenance, and utility costs offset lower bad debt expenses.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $305,000, or 32.3%, principally due to higher interest income in the period reflecting the Trust’s increased invested cash balance in the 2005 period and the collection of a prior period bad debt which had been written off in a prior fiscal year.

Land parcels and other expense increased $32,000, or 4.3% in the 2005 period when compared to the 2004 period as a result of increased operating expenses at the Real Estate Trust’s other real estate properties.

Interest and amortization of debt expense decreased $11.8 million in the 2005 period when compared to the 2004 period. Included in the 2004 period were a write-off of unamortized debt costs of $2.4 million and an early redemption premium of $6.5 million associated with the payoff of the Real Estate Trust’s $200 million Senior Secured Notes. Interest expense in the 2005 period includes interest of approximately $14.1 million on the $250 million 7.50% Senior Secured Notes which were issued on February 25, 2004. Interest expense in the 2004 period includes approximately $6.5 million of interest on the $250 million 7.50% Senior Secured Notes, for the period that the Notes were outstanding in the 2004 period, as well as approximately $9.8 million on the redeemed $200 million 9.75% Senior Secured Notes. Other interest expense was lower by approximately $700,000 due to reduced mortgage interest expense, lower mortgage balances, lower line of credit interest expense and lower unsecured note interest. The average balance of outstanding borrowings decreased to $610.6 million in the 2005 period from $644.8 million in the 2004 period, reflecting the payoff of principal of the $200 million Senior Secured Note debt, and lower mortgage and line of credit balances. The average cost of borrowings was 7.84% in the 2005 period and 9.42% in the 2004 period. The decreased average cost of borrowings reflects the $6.5 million early redemption premium in the 2004 period as well as the 225 basis point reduction in the outstanding Senior Secured Note debt.

Depreciation expense increased $1.0 million, or 8.0%, reflecting capital improvements in both the hotel and office and industrial portfolios that have been placed in service during the 2005 period and the prior fiscal year.

Advisory, management and leasing fees paid to related parties increased $796,000 or 8.6%, in the 2005 period when compared to the 2004 period. The advisory fee in the 2005 period was $487,000 per month compared to $472,000 per month for the 2004 period, an aggregate increase of $135,000. The remainder of the increase, totaling $661,000, was due mainly to higher hotel management fees reflecting the 18.6% increase in hotel revenue.

General and administrative expense increased $617,000 from $1.7 million in the 2004 period to $2.3 million in the 2005 period. The Real Estate Trust wrote off certain acquisition and development costs for projects that it decided to no longer pursue in the 2005 period. Higher accounting and legal costs in the 2005 period also contributed to this increase.

Equity in earnings of unconsolidated entities reflected net earnings of $5.9 million in the 2005 period as compared to $5.6 million in the 2004 period, an increase of $309,000, or 5.6%. Earnings from Saul Holdings Partnership and Saul Centers were higher by $253,000 in the 2005 period primarily due to increases in operating income generated as a result of the acquisition activity of those entities which offset additional general and administrative costs incurred by the organization. Losses from other investments totaled $404,000 in the 2005 period compared to $460,000 in the 2004 period. These losses are a result of write-downs of a certain non-public investment accounted for under the equity method.

In February 2004 the Commonwealth of Virginia acquired 7.93 acres of land owned by the Real Estate Trust for use in a highway project. The Commonwealth of Virginia has paid $3.6 million which resulted in an initial gain of approximately $2.7 million. In addition, during the quarter ended June 30, 2004 the Real Estate Trust received a refund of approximately $117,000 for an expenditure relating to a September 2003 land sale. The original gain on the sale of this parcel was recorded in the fiscal year ended September 30, 2003. This refund was recorded as an additional gain on sale of the land parcel in the quarter ended June 30, 2004.

During the 2005 period, the Real Estate Trust determined that it would sell two of its hotel properties. Included in loss from operations of discontinued real estate assets for 2005 and 2004 are three hotel properties and an other real estate property. One of the hotel properties was sold in December 2004 and the other real estate property was sold in January 2005. Operating losses from the three hotels totaled $1,390,000 and $1,796,000 for the nine months ended June 30, 2005 and 2004, respectively. Also included in the 2005 period loss from operations of discontinued real estate assets are $1.6 million of costs associated with the defeasance of the mortgage which the hotel property secured, including a $1.5 million prepayment premium, and an additional loss of $17,000 which reflects the difference between the actual loss on the sale of the hotel property and the estimated loss recorded in fiscal 2004. Included in the 2004 loss from operations of discontinued real estate assets, is a write down of $215,000 associated with the hotel that was sold in million December 2004. Operating income for the other real estate property totaled $911,000 (including gain on disposition of $900,000) and $12,000 for the nine months ended June 30, 2005 and June 30, 2004.

BANKING

Overview. The Bank recorded operating income of $164.4 million for the nine months ended June 30, 2005 (the “2005 period”), compared to operating income of $159.8 million for the nine months ended June 30, 2004 (the “2004 period”). The increase in operating income was attributable to an increase in net interest income which was mostly offset by a decrease in other (non-interest) income and an increase in operating expenses.

Net Interest Income. Net interest income, before the provision for loan losses, increased $68.0 million (or 34.1%) in the 2005 period. The Bank recorded $0.2 million of interest income on non-accrual and restructured loans during the 2005 period. The Bank would have recorded additional interest income of $0.5 million during the 2005 period if non-accrual assets and restructured loans had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Nine Months Ended June 30,
	2005			2004
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$10,934,893	$382,083	4.66%	$9,774,116	$299,534	4.09%
Mortgage-backed securities	475,095	15,746	4.42	441,309	15,626	4.72
Securities purchased under agreements to resell	82,787	1,528	2.46	69,186	520	1.00
Trading securities	5,967	251	5.61	31,294	1,150	4.90
Investment securities	176,718	3,415	2.58	54,232	840	2.07
Other interest-earning assets	228,125	6,394	3.74	214,724	4,131	2.57

Total	11,903,585	409,417	4.59	10,584,861	321,801	4.05

Noninterest-earning assets:
Cash	337,362			286,749
Real estate held for investment or sale	21,702			20,648
Property and equipment, net	506,490			481,739
Automobiles subject to lease, net	322,870			687,223
Goodwill and other intangible assets, net	23,984			24,216
Other assets	680,119			452,748

Total assets	$13,796,112			$12,538,184

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,306,141	3,729	0.22	$2,058,719	3,182	0.21
Savings deposits	1,217,672	2,552	0.28	1,190,082	2,444	0.27
Time deposits	1,955,564	35,129	2.40	1,727,358	24,333	1.88
Money market deposits	2,432,281	23,293	1.28	2,315,382	12,025	0.69

Total deposits	7,911,658	64,703	1.09	7,291,541	41,984	0.77
Borrowings	3,358,838	77,278	3.07	3,008,893	80,407	3.56

Total liabilities	11,270,496	141,981	1.68	10,300,434	122,391	1.58

Noninterest-bearing items:
Noninterest-bearing deposits	1,344,980			1,115,212
Other liabilities	284,200			305,526
Minority interest	175,391			175,391
Stockholders’ equity	721,045			641,621

Total liabilities and stockholders’ equity	$13,796,112			$12,538,184

Net interest income		$267,436			$199,410

Net interest spread (2)			2.91%			2.47%

Net yield on interest-earning assets (3)			3.00%			2.51%

Interest-earning assets to interest-bearing liabilities			105.62%			102.76%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals the weighted average yield on total interest-earning assets minus the weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004 Increase (Decrease) Due to Change in
	Volume (1)	Rate (1)	Total Change
Interest income:
Loans (2)	$37,860	$44,689	$82,549
Mortgage-backed securities	1,518	(1,398)	120
Securities purchased under agreements to resell	120	888	1,008
Trading securities	(1,139)	240	(899)
Investment securities	2,321	254	2,575
Other interest-earning assets	272	1,991	2,263

Total interest income	40,952	46,664	87,616

Interest expense:
Deposit accounts	3,823	18,896	22,719
Borrowings	12,154	(15,283)	(3,129)

Total interest expense	15,977	3,613	19,590

Increase (decrease) in net interest income	$24,975	$43,051	$68,026

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in the 2005 period increased $87.6 million (or 27.2%) from the 2004 period primarily as a result of higher average yields on and higher average balances of loans receivable. Contributing to the increased interest income were higher average balances and higher average yields on the Bank’s other interest earning assets.

The Bank’s net interest spread increased to 2.91% in the 2005 period from 2.47% in the 2004 period. The 44 basis point increase was primarily the result of a 57 basis point increase in the yield on loans, which was partially offset by a 10 basis point increase in the cost of deposits and borrowings. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 105.6% for the 2005 period compared to 102.8% for the 2004 period.

Interest income on loans, the largest category of interest-earning assets, increased to $382.1 million for the 2005 period from $299.5 million for the 2004 period, an increase of 27.6%, because of higher average yields on and higher average balances of loans receivable. The average yield on the loan portfolio increased to 4.66% from 4.09% from the 2004 period, reflecting increases in the various indices on which interest rates of adjustable rate loans are based. Interest income on residential mortgage loans increased $60.5 million due to a $944.5 million increase in average balances as well as a 60 basis point increase in the average yield (to 4.31% from 3.71%) during the 2005 period. Also contributing to the increased interest income on loans were higher average balances of and higher average yields on home equity loans, which resulted in a $20.7 million (or 45.2%) increase in interest income on those loans. Lower average yields on and lower average balances of automobile loans resulted in a $12.0 million (or 49.9%) decrease in interest income on those loans.

Interest income on mortgage-backed securities increased slightly primarily due to an increase in the average balance of those securities offset by a decrease in the average interest yields on those securities.

Interest expense on deposits increased $22.7 million (or 54.1%) during the 2005 period. The increase resulted primarily from a 32 basis point increase in the average rate on deposits (to 1.09% from 0.77%) due to increased rates paid by the Bank in response to higher market interest rates and, to a lesser extent, a $620.1 million increase in average deposit balances.

Interest expense on borrowings decreased $3.1 million (or 3.9%) in the 2005 period compared to the 2004 period. Interest expense on advances from the FHLB of Atlanta decreased $3.1 million (or 4.7%) due primarily to lower average rates paid on the advances which was partially offset by higher average balances. During fiscal year 2004, the Bank replaced maturing higher cost advances with lower cost advances. The average balances of subordinated debentures decreased by $45.9 million, and the average rate on those borrowings decreased by 86 basis points, resulting in a decrease of $3.8 million in interest expense. On December 2, 2003, the Bank issued $175.0 million aggregate principal amount of 6 7/8% subordinated debentures due 2013. On January 2, 2004, the net proceeds of the offering, along with short-term borrowings, were used to redeem all $250.0 million of the Bank’s 9 1/4% subordinated debentures due 2005 and 2008.

Provision for Loan Losses. During the 2005 period, the Bank recorded a negative provision for loan losses of $8.7 million, compared to a negative provision of $5.2 million in the 2004 period. Management’s prior decisions to discontinue subprime automobile lending and indirect consumer lending, and focus more on residential mortgages, have improved the overall credit quality of the Bank’s loan portfolio. As the balances of automobile loans continue to decline, charge-offs and delinquencies also have been declining. The combination of these factors contributed to the Bank’s decision to reduce the provision for loan losses. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income decreased to $352.5 million in the 2005 period from $397.9 million in the 2004 period. The $45.4 million (or 11.4%) decrease was primarily attributable to decreases in servicing, securitization and mortgage banking income and automobile rental income, offset partially by an increase in other income.

Servicing, securitization and mortgage banking income decreased to $124.1 million in the 2005 period, from $140.5 million in the 2004 period, an 11.7% decrease. The reduction resulted from an $88.2 million decrease in fair value during the current period of interest-only strips receivables. Partially offsetting this decrease was an increase in gain on sales of loans. In the 2005 period, the Bank recognized gains of $146.2 million resulting from the securitization and/or sale of $4.9 billion of loans compared to gains of $133.0 million resulting from the securitization and/or sale of $4.6 billion of loans in the 2004 period.

Automobile rental income decreased to $66.6 million in the 2005 period from $125.5 million in the prior corresponding period, a 46.9% decrease. The $58.9 million decrease resulted primarily from a $364.4 million (or 53.0%) decrease in average outstanding leases as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Other income increased to $61.4 million in the 2005 period from $36.4 million in the 2004 period, a 68.7% increase. The $25.0 million increase in the 2005 period was primarily due to (a) increased fees recorded by the Bank in connection with the prepayment of residential mortgage loans and (b) $9.0 million of earnings on a joint venture investment.

Operating Expenses. Operating expenses during the 2005 period increased $21.6 million (or 4.9%) from the 2004 period. The increase was largely due to increases in servicing assets amortization and other loan expenses, salaries and employee benefits and marketing, which were partially offset by a reduction in depreciation and amortization.

Servicing and amortization and other loan expenses increased to $66.2 million in the 2005 period from $30.1 million in the 2004 period, a 120.0% increase. The increase resulted primarily from an increase in servicing assets amortization to $43.0 million and a $13.3 million increase in the mortgage servicing rights valuation allowance caused by a decrease in the value of the Bank’s servicing assets during the 2005 period compared to servicing assets amortization of $33.4 million and a decrease of $11.3 million in the mortgage servicing rights valuation allowance caused by an increase in the value of the Bank’s mortgage servicing assets during the 2004 period.

Salaries and employee benefits increased $26.1 million (or 15.3%) in the 2005 period due primarily to increased expenses in the retail branch network.

Marketing expenses increased $5.6 million (or 70.7%) in the current period primarily due to increased efforts to further promote the Bank’s products and services.

Depreciation and amortization expense decreased $44.7 million (or 35.3%). Depreciation expense related to automobiles subject to lease decreased $47.0 million, to $50.0 million for the 2005 period, due to lower levels of outstanding leases resulting from the Bank’s prior decision to discontinue origination of automobile leases.

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

The Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of June 30, 2005. Based on the foregoing, the Company’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2005.

During the three months ended June 30, 2005 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II

Item 6. EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K are set forth below.

EXHIBITS

EXHIBITS		DESCRIPTION
3.		ORGANIZATIONAL DOCUMENTS

	(a)	Second Amended and Restated Declaration of Trust filed with the Maryland State Department of Assessments and Taxation on May 23, 2002 as Exhibit 3(a) to Registration Statement 333-70753 is hereby incorporated by reference.

	(b)	Second Amended and Restated By-Laws of the Trust dated as of May 23, 2002 as Exhibit 3(b) to Registration Statement 333-70753 is hereby incorporated by reference.

4.		INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

	(a)	Indenture, dated as of February 25, 2004, by and between the Trust and Wells Fargo Bank, National Association, as Trustee, with respect to the Trust’s 7 1/2% Senior Secured Notes due 2014 and 7 1/2% Series B Senior Secured Notes due 2014, including Form of Note, as filed as Exhibit 4 (a) to Registration Statement 333-113640 is hereby incorporated by reference.

	(b)	Indenture, dated as of April 14, 2003, between the Trust and U.S. Bank National Association, as Trustee, with respect to the Trust’s Unsecured Notes Due for One Year to Ten Years from Date of Issue, as filed as Exhibit 4(a) to Registration Statement 333-104068 is hereby incorporated by reference.

	(c)	Indenture dated as of September 1, 1992 with respect to the Trust’s Notes due from One to Ten Years from Date of Issue filed as Exhibit 4(a) to Registration Statement No. 33-34930 is hereby incorporated by reference.

	(d)	First Supplemental Indenture dated as of January 16, 1997 with respect to the Trust’s Notes due from One to Ten years from Date of Issue filed as Exhibit 4(b) to Registration Statement No. 33-34930 is hereby incorporated by reference.

	(e)	Second Supplemental Indenture dated as of January 13, 1999 with respect to the Trust’s Notes due from One to Ten Years from Date of Issuance as filed as Exhibit 4(l) to Registration Statement No. 333-70753 is hereby incorporated by reference.

10.		MATERIAL CONTRACTS

	(a)	Amended and Restated Advisory Contract dated October 1, 1982 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, as subsequently amended, as filed as Exhibit 10(a) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2004 is hereby incorporated by reference.

	(b)	Assignment and Guaranty Agreement effective May 1, 1972 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

	(c)	Commercial Property Leasing and Management Agreement effective October 1, 1982 between the Trust and B.F. Saul Property Company filed as Exhibit 10(b) to Registration Statement No. 2-80831 is hereby incorporated by reference.

	(d)	Amendments to Commercial Property Leasing and Management Agreement between the Trust and B.F. Saul Property Company dated as of December 31, 1992 (Amendment No. 5), July 1, 1989 (Amendment No. 4), October 1, 1986 (Amendment No. 3), January 1, 1985 (Amendment No. 2) and July 1, 1984 (Amendment No. 1) filed as Exhibit 10(o) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(e)	Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(f)	First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(g)	Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Bank, F.S.B. and certain real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(h)	Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

(i)	Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(j)	First Amendment to Registration Rights and Lock-Up Agreement dated September 29, 1999 by and among Saul Centers, Inc., the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, B.F. Saul Property Company and Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(k)	Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company, Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.

(l)	Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., B.F. Saul Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended March 31, 2000 is hereby incorporated by reference.

(m)	Bank Stock Registration Rights Agreement dated as of February 25, 2004 between the Trust and Wells Fargo Bank Minnesota, National Association, as Trustee, as filed as Exhibit 10(n) to Registration Statement No. 333-113640 is hereby incorporated by reference.

(n)	Note Administration Fee Agreement dated as of February 8, 2002, between the Trust and B.F. Saul Advisory Company L.L.C., as filed as Exhibit 10(n) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended December 31, 2001 is hereby incorporated by reference.

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

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Registrant)

Date: August 12, 2005	/s/ Stephen R. Halpin, Jr.
Stephen R. Halpin, Jr.
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2005	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)