Form 10-K
period 2005-09-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2005-12-16
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

There were no Common Shares of Beneficial Interest held by non-affiliates of the registrant as of December 16, 2005.

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of December 16, 2005 was 4,807,510.

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

The principal business activities of the Trust are the ownership of 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. (“Chevy Chase” or the “Bank”), whose assets accounted for 97% of the Trust’s consolidated assets at September 30, 2005, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in Chevy Chase, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the Office of Thrift Supervision, also know as “OTS.” See “Banking—Holding Company Regulation.”

The Trust recorded net income of $73.6 million in the fiscal year ended September 30, 2005, compared to a net income of $76.7 million in the fiscal year ended September 30, 2004.

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

The Real Estate Trust has significant relationships with B.F. Saul Company (“Saul Company”) and its wholly owned subsidiary, B.F. Saul Property Company, (“Saul Property Co.”). Saul Company, founded in 1892, specializes in commercial property management and leasing, hotel management, development and construction management, acquisitions, sales and financing of real estate property and insurance. Certain officers and trustees of the Real Estate Trust are also officers and/or directors of Saul Company and Saul Property Co. Other than uncompensated officers, the Real Estate Trust has no employees. See “Item 13. Certain Relationships and Related Transactions — Management Personnel.”

Saul Company acts as the Real Estate Trust’s investment advisor and manages the financial, accounting, information technology, insurance, legal, tax and other administrative affairs of the Real Estate Trust. Saul Property Co. acts as leasing and management agent for the income-producing properties owned by the Real Estate Trust, and plans and oversees the development of new properties and the expansion and renovation of existing properties. Prior to October 1, 2005, the duties performed by Saul Company in its capacity as the Real Estate Trust’s investment advisor were performed by a wholly-owned subsidiary of Saul Company, Saul Advisory Company, L.L.C. (the “Former Advisor”).

BANKING

Chevy Chase Bank, F.S.B. is a federally chartered and federally insured stock savings bank which at September 30, 2005 was conducting business from 251 full-service branch offices, including 54 grocery store banking centers, and 970 automated teller machines in Maryland, Delaware, Virginia and the District of Columbia. The Bank has its home office in McLean, Virginia and its executive offices in Bethesda, Maryland, both suburban communities of Washington, DC. The Bank either directly or through a wholly owned subsidiary also maintains two commercial loan production offices located in Baltimore, Maryland and Northern Virginia and six mortgage loan production offices in the mid-Atlantic region. In addition, the Bank utilizes third party originators in order to supplement its direct origination of loans. At September 30, 2005, the Bank had total assets of $14.2 billion, total deposits of $9.8 billion and total stockholders’ equity of $745.3 million. Based on total assets at September 30, 2005, Chevy Chase is the largest full-service bank headquartered in the Washington, DC metropolitan area.

Chevy Chase is a consumer oriented, full-service banking institution principally engaged in the business of attracting deposits from the public and using those deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and other consumer loans. The Bank also has an active commercial lending program. The Bank’s principal deposit and retail lending markets are located in the Washington, DC metropolitan area. The Bank’s wholesale activities include the acquisition of loans through third party originators. As a complement to its basic deposit and lending activities, the Bank provides related financial services to its customers, including securities brokerage and insurance products offered through its subsidiaries. In addition, the Bank offers a variety of investment products and provides fiduciary services to a primarily institutional customer base through its subsidiary, ASB Capital Management LLC, and to a primarily high net worth customer base through another subsidiary, Chevy Chase Trust Company.

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

Chevy Chase recorded operating income $189.7 million for the year ended September 30, 2005, compared to operating income of $231.2 million for the year ended September 30, 2004. At September 30, 2005, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.92%, 5.92%, 8.82% and 10.95%, respectively. The Bank’s regulatory capital ratios exceeded the requirements under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, also known as “FIRREA,” as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, also known as “FDICIA.”

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

The following tables set forth, at and for the periods indicated, certain information regarding the properties in the Real Estate Trust’s investment portfolio at September 30, 2005.

Hotels

			Average Occupancy (2)			Average Room Rate
			Year Ended September 30,			Year Ended September 30,
Location	Name	Rooms (1)	2005	2004	2003	2005	2004	2003
FLORIDA
Boca Raton	Boca Raton SpringHill Suites	146	75%	64%	55%	$88.46	$79.78	$73.84
Boca Raton	Boca Raton TownePlace Suites	91	79%	73%	67%	$83.04	$68.70	$64.61
Ft. Lauderdale	Ft. Lauderdale TownePlace Suites	95	80%	83%	71%	$81.41	$65.20	$64..69
MARYLAND
Gaithersburg	Gaithersburg Holiday Inn	300	68%	63%	58%	$87.03	$82.91	$84.39
Gaithersburg	Gaithersburg TownePlace Suites	91	70%	78%	71%	$92.08	$77.63	$71.82
MICHIGAN
Auburn Hills	Auburn Hills Holiday Inn Select	190	62%	63%	64%	$97.92	$99.54	$98.70
NEW YORK
Rochester	Rochester Airport Holiday Inn (3)	279	65%	62%	66%	$73.32	$71.66	$70.46
OHIO
Cincinnati	Cincinnati Holiday Inn (3)	275	49%	51%	54%	$70.12	$71.05	$68.66
VIRGINIA
Arlington	National Airport Crowne Plaza	308	65%	65%	63%	$137.10	$129.50	$124.04
Arlington	National Airport Holiday Inn	280	68%	70%	60%	$120.03	$95.25	$90.50
Herndon	Herndon Holiday Inn Express	115	74%	71%	61%	$104.27	$89.69	$81.08
McLean	Tysons Corner Courtyard	229	74%	74%	67%	$151.02	$135.36	$127.57
McLean	Tysons Corner Holiday Inn	316	65%	60%	54%	$124.22	$106.07	$91.53
Sterling	Dulles Airport Hampton Inn	124	74%	71%	62%	$114.97	$87.90	$76.26
Sterling	Dulles Airport Holiday Inn	297	70%	70%	63%	$113.90	$89.27	$79.36
Sterling	Dulles Airport TownePlace Suites	95	72%	87%	80%	$111.16	$74.42	$70.06
Sterling	Dulles Town Center Hampton Inn	152	72%	78%	69%	$113.30	$90.48	$80.06
COLORADO
Pueblo	Pueblo Holiday Inn (4)	—	—	50%	46%	—	$58.12	$56.61

		3,383	68%	66%	61%	$106.81	$91.67	$85.93

(1)	Available rooms as of September 30, 2005.
(2)	Average occupancy is calculated by dividing the rooms occupied by the rooms available.
(3)	Asset held for sale as of September 30, 2005.
(4)	Asset sold December 9, 2004.

Office and Industrial

Location	Name	Gross Leasable Area (1)	Leasing Percentages			Expiring Leases (1)
			September 30,			Year Ending September 30,
			2005	2004	2003	2006		2007
FLORIDA
Fort Lauderdale	Commerce Center—Phase II	61,149	92%	82%	85%	11,332		17,111
GEORGIA
Atlanta	900 Circle 75 Parkway	345,502	84%	82%	78%	73,370		49,233
Atlanta	1000 Circle 75 Parkway	89,412	87%	84%	88%	10,941		11,418
Atlanta	1100 Circle 75 Parkway	269,049	90%	91%	90%	59,289		88,800
MARYLAND
Bethesda	8001 Wisconsin Avenue (3)	12,131	100%	—	—	NONE		6,771
Laurel	Sweitzer Lane	150,020	100%	100%	100%	NONE		NONE
VIRGINIA
McLean	8201 Greensboro Drive	360,854	99%	93%	75%	14,797		31,795
McLean	Tysons Park Place	247,581	96%	91%	97%	25,696		32,827
Sterling	Dulles North	59,886	100%	100%	100%	NONE		12,802
Sterling	Dulles North Two	79,210	100%	100%	100%	9,991		NONE
Sterling	Dulles North Four	100,207	100%	100%	100%	NONE		100,207
Sterling	Dulles North Five	80,391	100%	100%	100%	NONE		NONE
Sterling	Dulles North Six	53,517	100%	100%	100%	NONE		NONE
Sterling	Loudoun Tech I	81,238	24%	24%	0%	NONE		NONE

	Totals	1,990,147	91%	89%	85%	205,416	(2)	350,964	(2)

(1)	Square feet
(2)	Represents 10.3% and 17.6%, respectively, of the Real Estate Trust’s office and industrial portfolio in terms of square footage as of September 30, 2005.
(3)	Acquired May 25, 2005.

Land Parcels

Location	Name	Acres	Zoning
FLORIDA
Boca Raton	Arvida Park of Commerce	6.5	Mixed Use
Fort Lauderdale	Commerce Center	1.6	Office and Warehouse
GEORGIA
Atlanta	Circle 75 (1)	126.7	Office and Industrial
KANSAS
Overland Park	Overland Park	136.6	Residential, Office and Retail
MICHIGAN
Auburn Hills	Auburn Hills Holiday Inn	0.5	Commercial
NEW YORK
Rochester	Rochester Airport Holiday Inn (2)	2.8	Commercial
VIRGINIA
Ashburn McLean Sterling Sterling Sterling Sterling	Ashburn Village (3) Park Place II Cedar Green Church Road Sterling Boulevard (1) Loudoun Tech II (3)	88.4 8.1 10.2 32.0 31.3 7.4	Mixed use Office and Industrial Commercial Office and Industrial Industrial Commercial

	Total	452.1

(1)	Development will commence on a portion of the property in fiscal 2006.
(2)	Real estate held for sale as of September 30, 2005
(3)	Purchased in fiscal 2005

Other Real Estate Investments

PURCHASE-LEASEBACK PROPERTIES (1)

APARTMENTS

Location	Name	Number of Units
LOUISIANA
Metairie	Chateau Dijon	336
TENNESSEE
Knoxville	Country Club	232

	Total	568

SHOPPING CENTERS
Location	Name	Gross Leasable Area (2)
GEORGIA
Warner Robbins	Houston Mall	264,000

(1)	The Real Estate Trust owns the land under certain income-producing properties and receives fixed ground rent, which is subject to periodic escalation, from the owners of the improvements. In certain instances, the Real Estate Trust also receives percentage rent based upon the income generated by the properties.
(2)	Square feet.

Investment in Saul Holdings Limited Partnership and Saul Centers, Inc.

On August 26, 1993, the Real Estate Trust consummated a series of transactions in connection with the initial public offering of Saul Centers, Inc. (“Saul Centers”) in which it transferred 22 shopping center properties and one of its office properties together with the $196 million of mortgage debt and deferred interest associated with such properties, to a newly organized limited partnership, Saul Holdings Limited Partnership (“Saul Holdings”), and one of two newly organized subsidiary limited partnerships of Saul Holdings. In exchange for the transferred properties, the Real Estate Trust received securities representing a 21.5% limited partnership interest in Saul Holdings. Entities under common control with the Trust received limited partnership interests collectively representing a 5.5% partnership interest in Saul Holdings in exchange for the transfer of property management functions and certain other properties to Saul Holdings and its subsidiaries. Saul Centers received a 73.0% general partnership interest in Saul Holdings in exchange for the contribution of approximately $220.7 million to Saul Holdings. Affiliates of the Trust received certain cash distributions from Saul Holdings and purchased 4.0% of the common stock of Saul Centers in a private offering consummated concurrently with the initial public offering of such common stock. Certain officers and trustees of the Trust are also officers and/or directors of Saul Centers. See “Item 13. Certain Relationships and Related Transactions — Management Personnel.”

As of September 30, 2005, the Real Estate Trust owned, directly or through one of its wholly owned subsidiaries, 4,467,000 shares of Saul Centers representing 26.6% of the company’s outstanding common stock.

As of September 30, 2005 the Real Estate Trust owned, directly or through one of its wholly owned subsidiaries, 4,229,000 units of limited partnership interests in Saul Holdings, representing a 19.2% limited partnership interest. The Real Estate Trust owns rights enabling it to convert its limited partnership interests in Saul Holdings into shares of Saul Centers’ common stock on the basis of one share of Saul Centers’ common stock for each partnership unit. However, under the terms of the limited partnership agreement of Saul Holdings Limited Partnership, at the current time, the units may not be converted into shares of Saul Centers’ common stock because the conversion would cause the Real Estate Trust and certain affiliates of the Trust to beneficially own collectively greater than 29.9% of the value of the outstanding equity securities of Saul Centers.

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

Allocations and Distributions of Saul Holdings. The net income or net loss of Saul Holdings for tax purposes generally will be allocated to Saul Centers and the limited partners in accordance with their percentage interests, subject to compliance with the applicable provisions of the Internal Revenue Code and the regulations promulgated thereunder. Net cash flow after reserves of Saul Holdings and after reimbursement of specified expenses will be distributed quarterly to the partners in proportion to their respective partnership interests.

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

BANKING

Regulation

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, which is one of 12 FHLBs administered by the Federal Housing Finance Board, an independent agency within the executive branch of the federal government. The FHLBs serve as central credit facilities for their members. Their primary credit mission is to facilitate residential mortgage lending and support community and economic development activity in rural and urban communities. The Bank regularly obtains advances from the FHLB of Atlanta. At September 30, 2005, the Bank had outstanding advances of $2.5 billion. See Note 23 to the Consolidated Financial Statements in this report and “Deposits and Other Sources of Funds – Borrowings.”

As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in that bank in an amount equal to the greater of:

•	1.0% of mortgage-related assets;

•	$500; or

•	5.0% of outstanding advances.

The Bank had an investment of $136.1 million in the capital stock of the FHLB of Atlanta at September 30, 2005. The Bank earned dividends on that stock of $6.1 million and $4.9 million during the years ended September 30, 2005 and 2004, respectively. Since 1999, membership in the FHLB has been voluntary rather than mandatory for federal thrifts like the Bank. Because membership is required to obtain advances from the FHLB and the Bank continues to rely on FHLB advances as an important source of funds, the Bank currently intends to retain its voluntary membership in the FHLB of Atlanta.

Liquidity Requirements. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. Failure to meet this requirement could subject the Bank to monetary penalties imposed by the OTS. Management believes that the Bank’s ratio of cash and cash equivalents and other liquid assets to deposits and short-term borrowings of 7.4% at September 30, 2005 was sufficient to ensure the Bank’s safe and sound operation.

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

Although the FDIC insures commercial banks as well as thrifts, the insurance funds for commercial banks and thrifts have been segregated into the Bank Insurance Fund (the “BIF”) and the SAIF. The FDIC is required to maintain the reserve levels of both the BIF and SAIF at 1.25% of insured deposits. If the reserve level of an insurance fund falls below 1.25%, the FDIC is required by law to impose a premium of at least 23 basis points on all institutions whose accounts are insured by that fund until its ratio is restored above the 1.25% minimum. The BIF’s reserve ratio was 1.26% and the SAIF’s reserve ratio was 1.32% as of June 30, 2005.

As a result of the Bank’s assumption of deposits from a small commercial bank in August 2003, a small amount of the Bank’s deposits (less than 1%) are insured by the BIF.

Commercial banks and thrifts are required to share in the payment of interest due on Financing Corporation (“FICO”) bonds used to provide liquidity to the savings and loan industry in the 1980s. Annual FICO assessments added to deposit insurance premiums ranged from 1.34 to 1.46 basis points during the Bank’s 2005 fiscal year.

Deposit insurance may be terminated by the FDIC, after notice and a 30-day corrective period, if the FDIC finds that the Bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or condition imposed by the FDIC. The 30-day period may be eliminated by the FDIC with the approval of the OTS.

Congress is considering legislation that would reform the deposit insurance system. The House has passed its version of the legislation, and a bill approved by the Senate Banking Committee is waiting a Senate vote. Although the House and Senate versions differ, both bills generally would, among other things, (i) increase FDIC insurance coverage limits (with the key difference being that the House bill would increase the basic limit from $100,000 to $130,000 while the Senate bill would leave the basic limit unchanged); (ii) merge the BIF and the SAIF into a single new

Deposit Insurance Fund; (iii) permit the Fund’s required reserve ratio to float in a designated range; (iv) eliminate the current prohibition against assessing risk-based premiums on well-capitalized institutions with high supervisory ratings, thus permitting the FDIC to assess ongoing premiums for all institutions based on their risk profile, and allowing gradual increases in those premiums if the new Fund’s ratio falls below the lower end of the designated range; (v) authorize the payment of dividends to institutions if the ratio approaches or exceeds the upper end of the designated range; and (vi) provide one time refunds or credits towards future assessments based on an institution’s earlier contributions to the BIF or the SAIF. Because it remains unclear at this time whether, or in what form, any such legislation ultimately may be enacted, the Bank is unable to assess the potential effects on the Bank.

REGULATORY CAPITAL

The Bank is subject to:

•	a minimum tangible capital requirement;

•	a minimum core (or leverage) capital requirement; and

•	a minimum risk-based capital requirement.

Each of these requirements generally must be no less stringent than the capital standards for national banks. At September 30, 2005, the Bank’s tangible capital ratio was 5.92%, its core (or leverage) capital ratio was 5.92%, and its total risk-based capital ratio was 10.95%, compared to the minimum requirements of 1.50%, 4.00% and 8.00%, respectively.

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

Under OTS regulations, servicing assets can be included in core capital in an amount up to 100% of core capital. Non-mortgage servicing assets are subject to a sublimit of 25% of core capital. For these purposes, servicing assets are valued at the lesser of 90% of fair market value or 100% of the current unamortized book value. At September 30, 2005, the Bank had qualifying servicing assets with a carrying value of $161.1 million, which constituted 19.2% of core capital at that date.

The OTS’s risk-based capital requirements require the Bank to maintain varying amounts of capital for an asset based on the degree of credit risk associated with that asset and to convert off-balance sheet items to on-balance sheet equivalent amounts in computing the Bank’s risk-based capital ratio.

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

Capital also must be maintained against assets sold with recourse despite the fact that the assets are accounted for as having been sold. The current rules:

•	require that risk-based capital be held in an amount equal to the amount of residual interests (which include interest-only certificates and/or interest-only strips receivable (collectively, “interest-only strips receivable”), spread accounts, cash collateral accounts, over-collateralization of receivables, retained subordinated interests and other similar forms of on-balance sheet assets that function as credit enhancements) that are retained on balance sheet following a securitization, net of any deferred tax liability (i.e., dollar-for-dollar), even if that amount exceeds the otherwise applicable capital requirement on the underlying loans;

•	require a deduction from Tier 1 capital equal to the amount of credit enhancing interest-only strips receivable that exceeds 25% of Tier 1 capital; and

•	apply a “ratings-based approach” that sets capital requirements for positions in securitizations according to their relative risk exposure.

At September 30, 2005, the Bank had credit enhancing interest-only strips receivable of $1.0 million, which constituted 0.1% of Tier 1 capital.

The Bank may use supplementary capital to satisfy the risk-based capital requirement up to an amount equal to its core capital. Supplementary capital includes cumulative perpetual preferred stock, qualifying non-perpetual preferred stock, qualifying subordinated debt, non-withdrawable accounts and pledged deposits, and allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. At September 30, 2005, the Bank had $28.6 million in its allowance for loan losses, all of which was includable as supplementary capital.

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

The Bank uses the second option for its 6 7/8% subordinated debentures due 2013 and must continue to use that option for any future issuances as long as the prior issuance remains outstanding. At September 30, 2005, the Bank had $175.0 million in maturing subordinated capital instruments, all of which was includable as supplementary capital.

All or a portion of the assets of each of the Bank’s subsidiaries are generally consolidated with the assets of the Bank for regulatory capital purposes unless all of the Bank’s investments in, and extensions of credit to, those subsidiaries are deducted from capital. The Bank’s investments in, and loans to, subsidiaries engaged in activities not permissible for a national bank are, with certain exceptions, deducted from capital under each of the three regulatory capital requirements. The Bank’s real estate development subsidiaries are its only subsidiaries engaged in activities not permissible for a national bank. At September 30, 2005, the Bank’s investments in, and loans to, these “non-includable subsidiaries” totaled approximately $12.5 million, all of which constituted a deduction from tangible capital.

OTS capital regulations also require a 100% deduction from total capital of all equity investments that are not permissible for national banks. At September 30, 2005, the Bank had one property with a book value of $2.7 million which was treated as an equity investment for regulatory capital purposes.

OTS capital regulations provide a five-year holding period for real estate acquired in settlement of loans (“REO” or “real estate held for sale”) to qualify for an exception from treatment as an equity investment. The five year period may be extended by the OTS. If an REO property is considered an equity investment, its then-current book value is deducted from total capital. Accordingly, if the Bank is unable to dispose of any REO property prior to the end of its applicable five-year holding period and is unable to obtain an extension of that five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from risk-based capital. In 2005, the Bank received from the OTS additional extensions through May 6, 2006, of the holding periods for certain of its REO properties acquired through foreclosure in fiscal years 1990 and 1995. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital.”

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

In part to address the competitive concerns raised by Basel II, on October 20, 2005, the OTS and the other federal banking agencies issued an advanced notice of proposed rulemaking seeking comment on various possible changes to the existing Basel I risk-based capital requirements that would apply to the vast majority of U.S. banks not subject to Basel II. Sometimes known as Basel IA or Basel 1.5, the notice suggests that smaller institutions may be able to choose to remain under the existing Basel I risk-based capital system, or some portions of it.

According to the October 2005 notice, proposed modifications to the Basel 1 system under Basel 1A would include:

•	expanding the number of risk-weightings from 4 to 9, with the highest being 350%,

•	expanding the use of external credit ratings as an indicator of credit risk for externally-rated exposures,

•	expanding the range of collateral and guarantors that may qualify an exposure for a lower risk-weighting,

•	using loan-to-value ratios, credit assessments, and other broad measures of credit risk for assigning risk-weightings to residential mortgages,

•	modifying the credit conversion factor for various commitments (including those with an original maturity of under one year),

•	requiring that certain loans 90 days or more past due or in non-accural status be assigned to a higher risk-weighting category,

•	increasing the risk-based capital requirements for certain commercial real estate exposures,

•	increasing the risk sensitivity of capital requirements for other types of retail, multifamily, small business and commercial exposures, and

•	assessing a risk-based capital charge to reflect the risks in securitizations backed by revolving retail exposures with early amortization provisions.

U.S. banking regulators expect to publish proposed rules relating to Basel II in the first quarter of 2006, with implementation of Basel II not scheduled to begin until January 2008. The regulators have not yet proposed a time frame for implementation of the Basel IA modifications. The Bank is unable to predict whether or in what form any final changes will be adopted by the OTS or their potential impact on the Bank.

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

At September 30, 2005, the Bank’s leverage ratio of 5.92%, its tier 1 risk-based ratio of 8.82%, and its total risk-based capital ratio of 10.95% exceeded the minimum ratios established for “well-capitalized” institutions.

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

The Bank had 91.0% of its assets invested in qualified thrift investments at September 30, 2005, and met the QTL test in each of the previous 12 months.

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

Failure of the Bank to remain well capitalized therefore could have a material adverse effect on the Bank’s ability to pay dividends on its common stock, preferred stock and REIT Preferred Stock.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

LENDING LIMITS. The Bank generally is prohibited from lending to one borrower and its related entities amounts in excess of 15% of unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% for loans fully secured by readily marketable collateral. The Bank’s regulatory lending limit was approximately $158.6 million at September 30, 2005, and no group relationships exceeded this limit at that date.

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

Of these fees, the semi-annual assessments are the most significant, totaling $2.2 million for the Bank for the 12 month period ending December 31, 2005.

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

ENVIRONMENTAL REGULATION. The Bank’s business and properties are subject to federal and state laws and regulations governing environmental matters, including the regulation of hazardous substances and wastes. Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and under some state laws, owners of properties and secured lenders who take a deed-in-lieu of foreclosure, purchase a mortgaged property at a foreclosure sale, or operate a mortgaged property may become liable in some circumstances for the costs of cleaning up hazardous substances regardless of whether they have contaminated the property. These costs could exceed the original or unamortized principal balance of a loan or the value of the property securing a loan. The Bank is eligible in many instances for an exemption from CERCLA liability as a secured creditor, provided the Bank does not participate in the management of a property and only acts to protect its security interest in the property. Under this exemption, the Bank may foreclose on a mortgaged property, purchase it at a foreclosure sale or accept a deed-in-lieu of foreclosure, provided it seeks to sell the mortgaged property at the earliest practicable commercially reasonable time on commercially reasonable terms. Other federal and state environmental laws may impose additional liabilities in certain circumstances, including certain state laws that impose environmental liens that could be senior to the Bank’s prior recorded liens. These laws may influence the Bank’s decision whether to foreclose on property that is found to be contaminated. The Bank’s general policy is to obtain an environmental assessment prior to foreclosing on commercial property.

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

In response to the September 11, 2001 terrorist attacks, on October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “USA Patriot Act”). Title III of the USA Patriot Act amends the Bank Secrecy Act and contains provisions designed to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities by, among other things, imposing new compliance obligations on savings associations, trust companies and securities broker-dealers. Several of these compliance obligations focus on transactions between U.S. financial institutions and non-U.S. banks, entities and individuals, and therefore do not have a significant impact on the Bank’s operations. However, other anti-money laundering and related compliance obligations impact the Bank more directly, and regulatory scrutiny and enforcement of these obligations has increased significantly. The Bank has taken steps to enhance its anti-money laundering policies and procedures following enactment of the USA Patriot Act and continues to monitor developments regarding implementation of the Act and evolving regulatory policies and to make further adjustments to those policies and procedures as appropriate.

FEDERAL RESERVE SYSTEM

The Federal Reserve Board requires the Bank to maintain reserves against its transaction accounts and certain non-personal deposit accounts. Because reserves generally must be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirement is to decrease the Bank’s earnings.

Prior to November 23, 2004, the first $6.6 million of the Bank’s transaction accounts were subject to a 0% reserve requirement. A 3% reserve ratio was applied to new transaction accounts over $6.6 million, up to and including $45.5 million. Any net transaction accounts over $45.5 million were subject to a 10% reserve requirement. Effective November 23, 2004, the FRB increased the amount of transaction accounts subject to a 0% reserve requirement from $6.6 million to $7.0 million and increased the “low reserve tranche” from $45.5 million to $47.6 million. Effective November 22, 2005, the first $7.8 million of net transaction accounts will be exempt from reserve requirements. A 3% reserve ratio will be applied to net transaction accounts over $7.8 million up to and including $48.3 million. A 10% reserve ratio will be applied to net transaction accounts in excess of $48.3 million. The Bank met its reserve requirements for each period during the year ended September 30, 2005.

The Bank may borrow from the Federal Reserve’s “discount window.” FDICIA imposes limitations on the ability of the Federal Reserve to lend to “undercapitalized” institutions through the discount window. Chevy Chase’s capital ratios exceeded the ratios established for “well-capitalized” institutions.

COMMUNITY REINVESTMENT ACT

Under the Community Reinvestment Act (“CRA”) and OTS regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local communities, including low- and moderate-income neighborhoods and low- and moderate-income individuals and families, consistent with the safe and sound operation of the institution. The OTS is required to assess the institution’s record in satisfying the intent of the CRA in connection with its examination of the Bank. In addition, the OTS is required to take into account the Bank’s record of meeting the credit needs of its community in determining whether to grant approval for certain types of applications.

The Bank is committed to fulfilling its CRA obligation by providing access to a full range of credit-related products and services to all segments of its community. Based on the last OTS examination covering the period from January 2003 through December 2004, the Bank received an “Outstanding” CRA rating. The Bank anticipates that its next CRA examination will take place in 2007.

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

OTS supervision of the Holding Companies includes a review of the adequacy of their capital, their level of debt, and their ability to fund outstanding debt obligations, and OTS guidance suggests that particular scrutiny will be given to holding companies that, like the Holding Companies, are engaged in real estate activities.

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

MARKET AREA

The Bank’s principal deposit and lending markets are located in the Washington, DC metropolitan area. Service industries and federal, state and local governments employ a significant portion of the Washington, DC area labor force, while a substantial number of the nation’s 500 largest corporations have some presence in the area. The Washington, DC area’s seasonally unadjusted unemployment rate is generally below the national rate and was 3.2% in September 2005, compared to the national rate of 5.1%.

Chevy Chase historically has relied on retail deposits originated in its branch network as its primary funding source. See “Deposits and Other Sources of Funds.” Chevy Chase’s principal market for deposits consists of Montgomery and Prince George’s Counties in Maryland and Fairfax County in Virginia. Approximately 5.4% of the Bank’s deposits at September 30, 2005 were obtained from depositors residing outside of Maryland, Virginia and the District of Columbia. Chevy Chase had the largest market share of deposits in Montgomery County, ranked third in market share of deposits in Prince George’s County and ranked sixth in market share in Fairfax County at June 30, 2005, according to the most recently published industry statistics. The per capita incomes of Montgomery and Fairfax Counties rank among the highest of counties and equivalent jurisdictions nationally. These two counties are also the Washington, DC area’s largest suburban employment centers, with a substantial portion of their labor force consisting of federal, state and local government employees. Private employment is concentrated in service and retail trade centers. The unemployment rate in each of Montgomery, Prince George’s and Fairfax Counties in September 2005 was 2.8%, 4.4% and 2.5%, respectively, each of which was below the national rate of 5.1%. The individual state rates were 3.9% for Maryland and 3.5% for Virginia for the same month.

The Bank historically has concentrated its lending activities in the Washington, DC metropolitan area. In recent years, the Bank has expanded its lending activities outside the Washington, DC metropolitan area. See “Lending and Leasing Activities.”

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

The Bank classifies its investment securities and mortgage-backed securities as either “held-to-maturity,” “available-for-sale” or “trading” at the time such securities are acquired. All its investment securities and mortgage-backed securities were classified as held-to-maturity at September 30, 2005 and 2004.

As part of its mortgage banking activities, the Bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Gains and losses on sales of trading securities are determined using the specific identification method. There were no mortgage-backed securities classified as trading securities at September 30, 2005 and 2004.

LENDING AND LEASING ACTIVITIES

LOAN PORTFOLIO COMPOSITION. At September 30, 2005, the Bank’s loan portfolio totaled $11.0 billion, which represented 77.3% of its total assets. All references in this report to the Bank’s loan portfolio refer to loans, whether they are held for sale and/or securitization or for investment, and exclude mortgage-backed securities. Loans collateralized by single-family residences constituted 85.3% of the loan portfolio and 65.4% of total assets at that date. The following table sets forth information concerning the Bank’s loan portfolio, net of unfunded commitments, for the periods indicated.

Loan Portfolio

(Dollars in thousands)

	September 30,
	2005		2004		2003		2002		2001
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Single family residential (1)	$7,530,315	68.9%	$7,166,935	68.6%	$5,761,993	64.7%	$4,545,519	59.0%	$4,519,269	60.9%
Home equity (1)(2)	1,796,489	16.4	1,721,999	16.5	1,336,776	15.0	1,090,325	14.1	646,390	8.7
Other real estate	358,937	3.3	261,997	2.5	253,791	2.8	280,777	3.6	298,006	4.0
Commercial (2)	1,035,972	9.5	920,178	8.8	888,847	10.0	803,168	10.4	769,443	10.4
Automobile loans (1)	149,253	1.4	300,516	2.9	589,024	6.6	855,735	11.0	1,021,523	13.9
Other consumer	53,742	0.5	70,140	0.7	84,606	0.9	140,222	1.9	152,750	2.1

	10,924,708	100.0%	10,441,765	100.0%	8,915,037	100.0%	7,715,746	100.0%	7,407,381	100.0%

Unearned premiums and discounts	654		894		1,428		1,690		2,445
Net deferred loan origination costs	125,210		116,124		80,320		57,627		40,554
Allowance for loan losses	(28,640)		(37,750)		(58,397)		(66,079)		(57,018)

	97,224		79,268		23,351		(6,762)		(14,019)

Total loans receivable	$11,021,932		$10,521,033		$8,938,388		$7,708,984		$7,393,362

(1)	Includes loans held for securitization and/or sale, if any.
(2)	Net of undisbursed portion of loans.

The Bank adjusts the composition of its loan portfolio in response to a variety of factors, including regulatory requirements and asset and liability management objectives. See “Regulation – Regulatory Capital,” “Regulation – Qualified Thrift Lender Test” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Asset and Liability Management.”

CONTRACTUAL PRINCIPAL REPAYMENTS OF LOANS. The following table shows the scheduled contractual principal repayments of the Bank’s loans at September 30, 2005. The entire balance of loans held for securitization and/or sale is shown in the year ending September 30, 2006, because such loans are expected to be sold in less than one year.

Contractual Principal Repayments

(In thousands)

	Principal Balance Outstanding at September 30, 2005(1)	Approximate Principal Repayments Due in Years Ending September 30,
		2006	2007-2010	2011 and Thereafter
Single family residential	$5,843,205	$3,699	$25,507	$5,813,999
Home equity	1,796,148	10,962	74,426	1,710,760
Real estate construction and ground	358,937	274,011	64,526	20,400
Commercial	1,035,972	802,072	117,627	116,273
Automobile loans	149,253	74,909	74,344	—
Other	53,742	8,555	30,129	15,058
Loans held for securitization and/or sale	1,687,451	1,687,451	—	—

Total loans receivable(2)	$10,924,708	$2,861,659	$386,559	$7,676,490

Fixed-rate loans	$1,651,549	$659,918	$370,442	$621,189
Adjustable-rate loans	7,585,708	514,290	16,117	7,055,301
Loans held for securitization and/or sale	1,687,451	1,687,451	—	—

Total loans receivable(2)	$10,924,708	$2,861,659	$386,559	$7,676,490

(1)	Of the total amount of loans outstanding at September 30, 2005, which were due after one year, an aggregate principal balance of approximately $1.0 billion had fixed interest rates and an aggregate principal balance of approximately $7.1 billion had adjustable interest rates.
(2)	Before deduction of allowance for loan losses, unearned premiums and discounts and deferred loan origination fees (costs).

Actual payments may not reflect scheduled contractual principal repayments due to the effect of loan refinancings, prepayments and enforcement of due-on-sale clauses. Although the Bank’s single-family residential loans historically have had stated maturities of generally 30 years, those loans normally have remained outstanding for substantially shorter periods because of these factors. Due-on-sale clauses give the Bank the right to declare a “conventional loan” — one that is neither insured by the Federal Housing Administration nor partially guaranteed by the Veterans’ Administration — immediately due and payable in the event, among other things, that the borrower sells the property securing the loan without the consent of the Bank. At September 30, 2005, excluding loans held for securitization and/or sale, aggregate principal repayments of $1.2 billion against all loans are contractually due within the next year. Of this amount, $659.9 million is due on fixed-rate loans and $514.3 million is due on adjustable-rate loans.

ORIGINATION, PURCHASE AND SALE OF REAL ESTATE LOANS. The Bank has general authority to make loans secured by real estate located throughout the United States. The following table shows changes in the composition of the Bank’s real estate loan portfolio and the net change in mortgage-backed securities.

Origination, Purchase and Sale of Real Estate Loans

(In thousands)

	For the Year Ended September 30,
	2005	2004	2003
Real estate loan originations and purchases:
Single family residential	$8,815,453	$9,137,785	$9,009,575
Home equity (1)	1,180,981	1,165,108	1,032,924
Other real estate (1)	393,470	273,478	276,087

Total originations and purchases	10,389,904	10,576,371	10,318,586

Principal repayments	(2,998,545)	(2,211,833)	(2,767,214)
Sales	(6,296,737)	(5,795,564)	(3,753,682)
Loans transferred to real estate acquired in settlement of loans	(4,657)	(3,377)	(3,019)

	(9,299,939)	(8,010,774)	(6,523,915)

Transfers to mortgage-backed securities (2)	(555,155)	(767,226)	(2,358,732)

Increase in real estate loans	$534,810	$1,798,371	$1,435,939

(1)	Net of undisbursed portion of loans.
(2)	Represents real estate loans which were pooled and exchanged for mortgage-backed securities.

SINGLE-FAMILY RESIDENTIAL REAL ESTATE LENDING (EXCLUDING HOME EQUITY LENDING). The Bank originates a variety of loans secured by single-family residences. At September 30, 2005, $9.3 billion, or 85.3%, of the Bank’s loan portfolio consisted of loans secured by first or second mortgages on such properties, as compared to $8.9 billion, or 85.1%, at September 30, 2004. Of these amounts, $6.2 million and $9.4 million consisted of FHA-insured or VA-guaranteed loans at September 30, 2005 and 2004, respectively. At September 30, 2005 and 2004, the Bank had $1.7 billion and $2.0 billion, respectively, of single-family residential loans held for securitization and/or sale to investors. Approximately 20.4% of the principal balance of the Bank’s single-family residential real estate loans at September 30, 2005 were secured by properties located in California.

The Bank originates a wide variety of conventional residential mortgage loans, as well as FHA and VA loans, through its wholly owned mortgage banking subsidiary, B.F. Saul Mortgage Company, and through Chevy Chase Mortgage, a division of the Bank. The Bank currently offers fixed-rate loans with maturities of 10 to 40 years and adjustable-rate residential mortgage loans with maturities ranging from 30 to 40 years.

Most of the Bank’s single-family residential mortgage loans are originated by third parties. The Bank determines the specific loan products and rates under which the third party originates the loan, and subjects the loan to the Bank’s underwriting criteria and review. During the year ended September 30, 2005, approximately $6.4 billion of loans settled under this program.

Interest rates on the majority of the Bank’s ARMs are adjusted based on changes in either (a) the London Interbank Offered Rate (“LIBOR”) of varying maturities or (b) yields on U.S. Treasury securities. The interest rate adjustment provisions of the Bank’s ARMs may contain limitations on the frequency and/or maximum amount of interest rate adjustments. These limitations are determined by a variety of factors, including mortgage loan competition in the Bank’s markets.

In recent years, the Bank has significantly expanded its origination of residential ARMs with interest rates that adjust monthly, semi-annually and annually, most of which provide a borrower with a below-market introductory interest rate and a variety of monthly payment options. Certain of these loans have a payment option that could result in interest being added to the principal of the loan, or “negative amortization.” Certain other of these loans have a payment option that allows the borrower to make an interest only payment. During fiscal years 2005 and 2004, the Bank originated $5.6 billion and $6.7 billion, respectively, of these ARMs, of which $5.1 billion and $4.1 billion, respectively, contained terms that permit negative amortization and, $0.4 billion and $2.5 billion, respectively, contain terms which allow the borrower to make an interest only payment but do not permit negative amortization. At September 30, 2005, loans with this negative amortization option totaled $3.4 billion, which includes approximately $6.5 million of outstanding principal in excess of the original principal balance of those loans. Each loan contains terms which limit the amount of negative amortization to a percentage of the original loan amount, generally 10%. The Bank monitors the risks associated with these ARM products, and has established terms for loans it originates (including caps on the amount of negative amortization) designed to minimize credit risk without adversely affecting the Bank’s competitive position. Increased emphasis on these ARM products is a key part of management’s efforts to focus on originating mortgage loans with interest rates that adjust more frequently in order to reduce the Bank’s interest-rate risk in the event market interest rates continue to rise from their current market levels. At September 30, 2005, 95.9% of the Bank’s single-family residential loans were comprised of ARMs and 50.5% of the Bank’s single-family residential loans were comprised of ARMs that have interest rates which adjust annually or more frequently.

The OTS and the other federal banking regulators have announced plans to issue additional guidance concerning “non-traditional mortgage products” such as interest-only and payment option ARMs. The Bank is unable to predict what effect, if any, such guidance may have on the Bank.

Loan securitizations and/or sales provide the Bank with liquidity and additional funds for lending, enabling the Bank to increase the volume of loans originated and thereby increase loan interest and fee income as well as gains on sales of loans. Sales of mortgage loans totaled $6.5 billion during each of the fiscal years ended September 30, 2005 and 2004. The marketability of loans, loan participations and mortgage-backed securities depends on purchasers’ investment limitations, general market and competitive conditions, mortgage loan demand and other factors.

The Bank’s conforming fixed-rate, single-family loans are originated on terms which conform to Freddie Mac, Fannie Mae or Ginnie Mae guidelines in order to facilitate the securitization and/or sale of those loans. In order to manage its exposure to interest rate risk, the Bank hedges its fixed rate held for sale mortgage loan pipeline by entering into whole loan and mortgage-backed security forward sale commitments. Sales of residential mortgage loans are generally made without recourse to the Bank.

From time to time, as part of its capital and liquidity management plans, the Bank may consider “swapping” loans held in its portfolio for lower risk-weighted mortgage-backed securities and retaining those securities in its portfolio rather than selling them. During fiscal years 2005, 2004 and 2003, the Bank exchanged $364.6 million, $108.6 million and $88.5 million, respectively, of single-family residential loans held in its portfolio for mortgage-backed securities, which the Bank retained for its own portfolio.

When the Bank sells a residential loan or loan participation and retains servicing, or purchases mortgage servicing assets from third parties, it collects and remits loan payments, makes certain insurance and tax payments on behalf of borrowers and otherwise services the loans. The servicing fee generally ranges from 0.25% to 0.50% per year of the outstanding loan principal amount. The Bank also typically derives income from temporary investment for its own account of loan collections pending remittance to the participation or loan purchaser. At September 30, 2005 and 2004, the Bank was servicing residential loans totaling $13.4 billion and $11.3 billion, respectively, for other investors. See “Loan Servicing.”

SALES OF MORTGAGE-BACKED SECURITIES. The Bank originates and sells mortgage-backed securities pursuant to its normal mortgage banking operations. The securities are generally sold in the same month as they are issued. The securities are formed from conforming mortgage loans originated for sale or from conforming mortgage loans resulting from the borrower’s election to convert from an adjustable-rate loan to a fixed-rate loan. Mortgage-backed securities held for sale in conjunction with mortgage banking activities are classified as trading securities. During the years ended September 30, 2005 and 2004, the Bank originated and sold $192.1 million and $668.5 million, respectively, of mortgage-backed securities and recognized gains of $2.3 million and $5.4 million, respectively. As a result of the sale of trading securities in the month such securities are formed, the Consolidated Statements of Cash Flows in this report reflect proceeds from the sales of trading securities, even though there are no balances of such securities at September 30, 2005.

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

From time to time, the Bank may purchase home equity and credit line loans from other lenders as a way to supplement its direct origination of these loans. During fiscal years 2005 and 2004, the Bank made no such purchases.

From time to time, the Bank securitizes and sells home equity credit line receivables to enhance liquidity and to maintain compliance with regulatory capital requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.” The Bank transferred $3.9 million of home equity credit line receivables in existing trusts to investors and recognized a gain of $0.2 million during the year ended September 30, 2004.

COMMERCIAL REAL ESTATE AND REAL ESTATE CONSTRUCTION LENDING. Commercial real estate, real estate construction and ground loans are originated directly by the Bank. The Bank also participates in loans originated by other banks. Aggregate balances of residential and commercial construction, ground and commercial real estate and multifamily loans were $358.9 million and $262.0 million at September 30, 2005 and 2004, respectively. The Bank provides financing, at market rates, to certain purchasers of its real estate owned.

Additionally, the Bank finances the construction of residential real estate, principally single-family detached homes and townhouses, with generally a specified number of pre-sales required. Loan concentrations among types of real estate are reviewed and approved by the Bank’s Credit Risk Management Committee.

COMMERCIAL LENDING. The Bank makes loans to business entities for a variety of purposes, including working capital and acquisitions of real estate, machinery and equipment or other assets. A wide variety of products are offered, including revolving lines of credit, term loans, cash management services and other deposit and investment products. Concentrations among industries and structure types, such as syndications, are reviewed and approved by the Bank ’s Credit Risk Management Committee.

Business development efforts of the Bank’s Commercial Banking Group have been concentrated in the major industry groups in the metropolitan Washington, DC and Baltimore areas, as well as a broad base of businesses and community service organizations. In addition, management believes that the ability to offer a broader variety of investment products and fiduciary services to institutional customers through the Bank’s subsidiaries, ASB Capital Management LLC and Chevy Chase Trust Company, will continue to enhance the operations of the Commercial Banking Group. Commercial loans increased $115.8 million (or 12.6%) during fiscal year 2005 to $1.0 billion at September 30, 2005, from $920.2 million at September 30, 2004.

At September 30, 2005, the Bank held $115.4 million (11.1% of total commercial loans) of participations or syndications in commercial loans originated by other financial institutions, a decrease from $168.2 million (18.3% of total commercial loans) at September 30, 2004.

Federal laws and regulations limit the Bank’s commercial loan portfolio to 20% of assets, with any excess over 10% consisting of small business loans. At September 30, 2005, the Bank’s commercial loan portfolio represented 7.3% of its assets, with 2.9% consisting of small business loans.

OTHER CONSUMER LENDING ACTIVITIES. Effective March 2003, the Bank stopped originating indirect automobile loans. The Bank continues its collection efforts on the existing portfolio, and continues to serve its customers by making direct prime automobile loans. In addition to the types of loans described above, Chevy Chase currently offers a variety of other consumer loans, including overdraft lines of credit and other unsecured loans for traditional consumer purchases and needs. The Bank does not offer its own credit card loans, but has an agreement with another financial institution pursuant to which that institution issues credit cards in the Bank’s name to the Bank’s local customers. The Bank’s portfolios of prime automobile loans, home improvement and related loans and overdraft lines of credit and other consumer loans totaled $145.3 million, $19.4 million and $34.4 million, respectively, at September 30, 2005, which accounted for a combined 1.8% of total loans at that date.

The Bank stopped originating subprime automobile loans in November 2000. The Bank’s subprime automobile lending portfolio, which totaled $3.9 million at September 30, 2005, represents 0.47% of its Tier 1 capital. The Bank continues its collection efforts on the remaining portfolio.

Federal laws and regulations limit the Bank’s secured and unsecured consumer loans to 35% of its total assets. Home improvement, secured deposit account and educational loans are not included in the 35% limit. At September 30, 2005, the Bank complied with this limit.

AUTOMOBILE LEASING. Effective March 2003, the Bank also stopped originating indirect automobile leases and the Bank continues its collection efforts on that existing portfolio. At September 30, 2005 and 2004, the Bank’s portfolio of automobiles subject to lease totaled $185.0 million and $435.3 million, respectively. In addition to credit risk associated with a lessee’s possible default under the lease, the Bank is exposed to the risk that the value of the vehicle at maturity of the lease may be less than the future residual value as estimated by the Bank at the inception of the lease. To reduce that risk, the Bank (a) purchased insurance in the full amount of the estimated residual value to protect the Bank against possible future decreases in residual values, and (b) used estimates of residual value that did not exceed published industry estimates unless that excess was also insured. Although the Bank insured residual values, limitations in the insurance policy and other factors have resulted and may continue to result in losses at lease maturity that may not be fully covered by that insurance.

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

The Bank generally makes residential mortgage loans in amounts up to 95% of the value of owner-occupied single-family homes. In some circumstances, the Bank originates a first and second residential mortgage loan simultaneously, provided that the aggregate loan amount does not exceed 100% of the value of the residential property. The Bank generally also lends up to 95% of the lesser of the acquisition cost or the appraised value of the completed project to finance the construction of homes. The loan-to-value (“LTV”) ratio generally applied by the Bank to commercial real estate loans and multifamily residential loans has been 80% of the appraised value of the completed project. Currently, the Bank offers home equity loans and credit line loans up to 100% maximum LTV ratio. However, the Bank plans to insure all newly originated home equity loans and credit lines with an LTV ratio equal to or greater than 90%.

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

On all loans secured by real estate, other than home improvement and related loans and certain home equity credit line loans, Chevy Chase requires title insurance policies protecting the priority of the Bank’s liens. The Bank requires fire and casualty insurance for permanent loans, including home equity credit line loans, and fire, casualty and builders’ risk insurance for construction loans. The borrower selects the insurance carrier, subject to Chevy Chase’s approval. Flood insurance is also required for all loans secured by properties in designated flood zones. Generally, for any residential first mortgage loan in an amount exceeding 80% of the value of the security property, Chevy Chase requires mortgage insurance from an unaffiliated mortgage insurance company. The majority of the Bank’s mortgage insurance is currently placed with four carriers.

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

LOAN ORIGINATIONS, SECURITIZATIONS AND SALES – RETAINED INTEREST AND SERVICING ASSETS. During fiscal year 2005, the Bank reduced the carrying value of its servicing assets and interest-only strips receivable as a result of higher actual and estimated prepayments of loans underlying these assets. Prepayments increased in fiscal year 2005 as a result of a flattening of the “yield curve,” that is, a narrowing of the difference between short term interest rates, which determine the yields on the adjustable rate mortgages generated by the Bank, and long term interest rates, which determine the yields on mortgages with interest rates fixed for longer periods. Presumably, more borrowers under adjustable rate mortgages chose to prepay those loans than in prior periods to refinance using mortgages with rates fixed for longer periods. In connection with its loan origination, securitization and sale activities, the Bank generally retains various interests in the sold loans, including servicing assets, interest only certificates, and interest-only strips receivable. From time to time, the Bank may also purchase servicing assets related to loans originated by third parties. The Bank records these interests as assets on its financial statements. In some cases, the Bank determines the carrying value of the asset based on expected future cash flows to be received by the Bank from the underlying asset. Some of these cash flows are payable to the Bank before the claims of others, while other cash flows are subordinated to the claims of others. The Bank’s policy is to limit the aggregate amount of mortgage servicing rights and interest-only assets arising out of the securitization and sale of certain of the Bank’s ARMs to 75% of the Bank’s core capital. At September 30, 2005, those assets totaled 56% of the Bank’s core capital. The tables below summarize the carrying value of these assets at September 30, 2005 and 2004.

	September 30, 2005
	Not Subordinated	Subordinated	Total
	(in thousands)
Interest-only certificates	$271,460	$—	$271,460
Interest-only strips receivable	75,772	995	76,767

Total interest-only assets	347,232	995	348,227
Servicing assets	164,592	—	164,592
Reserve accounts	18,704	4,711	23,415

Total	$530,528	$5,706	$536,234

	September 30, 2004
	Not Subordinated	Subordinated	Total
	(in thousands)
Interest-only certificates	$184,305	$—	$184,305
Interest-only strips receivable	102,495	1,040	103,535

Total interest-only assets	286,800	1,040	287,840
Servicing assets	147,856	—	147,856
Overcollateralization of loans	—	1,519	1,519
Reserve accounts	6,726	12,257	18,983

Total	$441,382	$14,816	$456,198

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

If actual prepayment or default rates significantly exceed the estimates used to calculate the carrying values of the servicing assets, the actual amount of future cash flow could be less than the expected amount and the value of the servicing assets, as well as the Bank’s earnings, could be negatively impacted. No assurance can be given that underlying loans will not experience significant increases in prepayment or default rates or that the Bank may not have to write down the value of its servicing assets. See Notes 3 and 16 to the Consolidated Financial Statements in this report.

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

The following table sets forth certain information relating to the Bank’s servicing portfolio and servicing income as of or for the years indicated.

	As of or for the Year Ended September 30,
	2005	2004	2003
	(in thousands)
Residential	$13,445,665	$11,319,875	$8,025,206
Home equity	7,244	10,815	38,675
Automobile	27,494	150,957	393,333
Home improvement loans	—	—	18,363

Total amount of loans serviced for others (1)	$13,480,403	$11,481,647	$8,475,577

Servicing and securitization income	$150,934	$201,139	$103,422

(1)	The carrying value of the Bank’s servicing assets and interest-only strips receivable at September 30, 2005, 2004 and 2003 was $512.8 million, $435.7 million and $236.0 million, respectively.

The Bank’s level of servicing and securitization income varies based in large part on the amount of the Bank’s securitization activities with respect to these loan types. As the Bank securitizes and sells assets, acquires servicing assets either through origination or purchase, or sells mortgage loans and retains the servicing rights on those loans, the level of servicing and securitization income generally increases. During fiscal year 2005, the Bank securitized and sold $5.3 billion of loan receivables through new securitization trusts compared to $4.9 billion during fiscal year 2004. Gains recognized from these securitizations represent a significant portion of the Bank’s earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations - Other Income.”

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Asset Quality – Delinquent Loans” for a discussion of the Bank’s delinquent loan portfolio at September 30, 2005.

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

The unallocated allowance is based upon management’s evaluation and judgment of various conditions that are not directly measured in the determination of the allocated and specific allowances. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the key lending areas of the Bank, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, natural disasters, regulatory examination results and findings of the Bank’s internal credit evaluations. The Bank has assessed its exposure related to damage toproperties securing loans caused by the recent hurricanes in the Gulf Coast Region and, at this time, believes its unallocated allowance is sufficient to cover incurred but not identified losses related to its various loan portfolios.

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

The Federal Financial Institutions Examination Council (“FFIEC”), which is composed of the OTS and the other federal banking agencies, has issued guidelines regarding the appropriate levels of general valuation allowances that should be maintained by insured institutions and guidance on the design and implementation of loan loss allowance methodologies and supporting documentation practices. The Bank believes that its levels of general valuation allowances at September 30, 2005, and its procedures, comply with the guidelines.

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

Chevy Chase attracts deposits through its branch network and advertisements, and offers depositors access to their accounts through 970 ATMs, including 212 ATMs located in grocery stores. These ATMs significantly enhance the Bank’s position as a leading provider of convenient ATM service in its primary market area. The Bank is a member of the “STAR”® ATM network which offers nationwide access, and the “PLUS”® ATM network, which offers worldwide access. In addition, the Bank has a partnership agreement with a regional grocery store chain that authorizes the Bank to provide in-store banking centers at potentially all of its Maryland, Virginia, Delaware and Washington, DC area stores. As of September 30, 2005, the Bank operates 54 in-store banking centers as part of this agreement.

The Bank obtains deposits primarily from customers residing in Montgomery and Prince George’s Counties in Maryland and in Northern Virginia. Approximately 37.5% of the Bank’s deposits at September 30, 2005 were obtained from depositors residing outside of Maryland, with approximately 24.9% from depositors residing in Virginia.

The following table shows the amounts of Chevy Chase’s deposits by type of account at the dates indicated.

Deposit Analysis

(Dollars in thousands)

	September 30,
	2005		2004		2003		2002		2001
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Non-interest bearing checking accounts	$1,346,455	13.8%	$1,181,722	13.3%	$951,844	11.8%	$779,634	10.5%	$642,490	8.5%
Interest-bearing checking accounts	2,438,147	24.9	2,244,724	25.4	1,951,281	24.0	1,656,522	22.3	1,428,486	18.9
Money market deposit accounts	2,521,949	25.8	2,364,768	26.7	2,321,026	28.7	1,953,312	26.3	1,570,297	20.8
Savings accounts	1,153,152	11.8	1,214,307	13.7	1,150,444	14.2	1,028,262	13.8	897,862	11.8
Certificate accounts, less than $100	1,520,829	15.5	1,238,733	14.0	1,207,728	14.9	1,416,739	19.0	2,361,174	31.2
Certificate accounts, $100 or more	801,236	8.2	610,864	6.9	518,182	6.4	603,116	8.1	662,161	8.8

Total deposits	$9,781,768	100.0%	$8,855,118	100.0%	$8,100,505	100.0%	$7,437,585	100.0%	$7,562,470	100.0%

Average Cost of Deposits

	Year Ended September 30,
	2005	2004	2003
Checking deposits	0.22%	0.21%	0.26%
Money market deposits	1.42%	0.74%	1.01%
Savings deposits	0.28%	0.27%	0.45%
Time deposits	2.59%	1.91%	2.55%
Total deposits	1.19%	0.79%	1.15%

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

The following table sets forth Chevy Chase’s deposit flows during the periods indicated.

	Year Ended September 30,
	2005	2004	2003
	(in thousands)
Deposits to accounts	$72,320,724	$53,155,374	$45,309,516
Withdrawals from accounts	(71,484,397)	(52,459,012)	(44,726,718)

Net cash to accounts	836,327	696,362	582,798
Interest credited to accounts	90,323	58,251	80,122

Net increase in deposit balances	$926,650	$754,613	$662,920

Deposit growth may be moderated by the Bank from time to time either to take advantage of lower cost funding alternatives or in response to more modest expectations for loan and other asset growth.

The following table sets forth, by weighted average interest rates, the type and amounts of deposits as of September 30, 2005, which will mature during the fiscal years indicated.

The following table summarizes maturities of certificate accounts in amounts of $100,000 or greater as of September 30, 2005.

Weighted Average Interest Rates of Deposits

(Dollars in thousands)

	Checking and Money Market Deposit Accounts		Savings Accounts		Certificate Accounts		Total
Maturing During Year Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2006	$6,306,551	0.82%	$1,153,152	0.28%	$1,676,464	3.03%	$9,136,167	1.15%
2007	—	—	—	—	468,055	3.96	468,055	3.96
2008	—	—	—	—	49,729	3.31	49,729	3.31
2009	—	—	—	—	82,287	3.72	82,287	3.72
2010	—	—	—	—	45,530	3.86	45,530	3.86

Total	$6,306,551	0.82%	$1,153,152	0.28%	$2,322,065	3.26%	$9,781,768	1.33%

Year Ending September 30,	Amount	Weighted Average Rate
	(Dollars in thousands)
2006	$588,971	3.19%
2007	132,858	4.05%
2008	10,162	3.22%
2009	50,851	3.76%
2010	18,394	3.78%

Total	$801,236	3.38%

The following table represents the amounts of deposits by various interest rate categories as of September 30, 2005 maturing during the fiscal years indicated.

Maturities of Deposits by Interest Rates

(In thousands)

	Accounts Maturing During Year Ending September 30,
Interest Rate	2006	2007	2008	2009	2010	Total
Non-interest bearing checking deposits (0%)	$1,346,455	$—	$—	$—	$—	$1,346,455
0.01% to 1.99%	4,686,162	2,634	—	—	—	4,688,796
2.00% to 2.99%	2,286,206	33,337	5,886	245	—	2,325,674
3.00% to 3.99%	656,295	105,104	38,419	60,641	31,661	892,120
4.00% to 4.99%	148,662	325,585	5,422	21,401	13,869	514,939
5.00% to 5.99%	8,034	1,395	2	—	—	9,431
6.00% to 7.99%	4,353	—	—	—	—	4,353

Total	$9,136,167	$468,055	$49,729	$82,287	$45,530	$9,781,768

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

Under the credit policies of the FHLB of Atlanta, credit may be extended to creditworthy institutions based upon their financial condition and the adequacy of collateral pledged to secure the extension of credit. Extensions of credit may be obtained pursuant to several different credit programs, each of which has its own rate and range of maturities. Advances from the FHLB of Atlanta must be secured by certain types of collateral with a value, as determined by the FHLB of Atlanta, at least equal to 100% of the borrower’s outstanding advances. The Bank had outstanding FHLB advances of $2.5 billion at September 30, 2005.

From time to time the Bank enters into repurchase agreements, which are treated as financings. The Bank sells securities, which are usually mortgage-backed securities, and agrees to buy back the same securities at a specified time, which is generally within seven to 90 days. The Bank pays a stated interest rate for the use of the funds for the specified time period. The obligation to repurchase the securities sold is reflected as a liability and the securities underlying the agreements are included in assets in the Consolidated Statements of Financial Condition in this report. These arrangements are, in effect, borrowings by the Bank secured by the securities sold. The Bank had outstanding repurchase agreements of $191.0 million at September 30, 2005.

The following table sets forth a summary of the repurchase agreements of the Bank as of the dates and for the years indicated.

	September 30,
	2005	2004
	(Dollars in thousands)
Securities sold under repurchase agreements:
Balance at year-end	$191,034	$21,878
Average amount outstanding during the year	119,791	23,994
Maximum amount outstanding at any month-end	191,109	87,871
Weighted average interest rate during the year	2.61%	0.87%
Weighted average interest rate on year-end balances	3.59%	0.98%

In December 2003, the Bank issued $175 million aggregate principal amount of its 2003 Debentures. The OTS approved the inclusion of the 2003 Debentures in the Bank’s regulatory capital.

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

SUBSIDIARIES

OTS regulations generally permit the Bank to make investments in service corporation subsidiaries in an amount not to exceed 3.0% of the Bank’s assets, provided that any investment in excess of 2.0% of assets serves primarily community, inner city or community development purposes. These regulations also permit the Bank to make “conforming loans” to those subsidiaries and joint ventures in an amount not to exceed 50% of the Bank’s regulatory capital. At September 30, 2005, 2.0% and 3.0% of the Bank’s assets was equal to $285.2 million and $427.9 million, respectively, and the Bank had $34.7 million invested in its service corporation subsidiaries.

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

REAL ESTATE DEVELOPMENT ACTIVITIES. Manor Investment LLC, a subsidiary of the Bank, engages in certain real estate development activities and manages the property it holds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Asset Quality.”

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

LENDING SUBSIDIARIES. Chevy Chase engages in significant mortgage lending activities through B.F. Saul Mortgage Company. See “Lending and Leasing Activities.” CFC – Consumer Finance Corporation previously engaged in subprime automobile lending. In November 2000, the Bank stopped the origination of subprime automobile loans. The Bank continues its collection efforts on the existing portfolio.

REIT SUBSIDIARY. Chevy Chase Preferred Capital Corporation invests in real estate loans, mortgage-backed securities and related assets and issued preferred stock to outside investors, which is included as Tier 1 capital of the Bank.

INVESTMENT, MANAGEMENT AND FIDUCIARY SERVICES. The Bank offers investment, management and fiduciary services through two wholly owned subsidiaries: Chevy Chase Trust Company, a licensed fiduciary and registered investment advisor, which serves primarily high net worth individuals, and ASB Capital Management LLC, a registered investment adviser, which serves primarily institutional customers.

SPECIAL PURPOSE SUBSIDIARIES. At September 30, 2005, Chevy Chase Real Estate, LLC, (“CCRE”) a wholly owned subsidiary of Chevy Chase, held 100% of the common stock of nine subsidiaries, five of which are active, and a majority of which were formed for the sole purpose of acquiring title to various real estate projects pursuant to foreclosure or deed-in-lieu of foreclosure. The Bank’s aggregate investment in these subsidiaries was $15.5 million at September 30, 2005. CCRE is an operating subsidiary and, therefore, the Bank’s investment in CCRE is not subject to the 3.0% service corporation investment limit discussed above.

EMPLOYEES

The Bank and its subsidiaries had 3,840 full-time and 668 part-time employees at September 30, 2005. The Bank provides its employees with a comprehensive range of employee benefit programs, including group health benefits, life insurance, disability insurance, paid sick leave, certain free deposit services and certain loan discounts. See “Executive Compensation” for a discussion of certain compensation programs available to the Bank’s executive officers. None of the Bank’s employees is represented by a collective bargaining agreement. The Bank believes that its employee relations are good.

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

The Bank competes with numerous depository institutions in its deposit-taking activities in the Washington, DC metropolitan area. The Bank also competes with these institutions in the origination of single-family residential mortgage loans and home equity credit line loans. According to the most recently published industry statistics, at June 30, 2005, Chevy Chase had the largest market share, with approximately 25.5% of deposits, in Montgomery County, Maryland, ranked third in market share, with approximately 14.2% of deposits, in Prince George’s County, Maryland, ranked fifth in market share, with approximately 9.0% of deposits, in the Washington, DC metropolitan area and ranked sixth in market share, with approximately 4.7% of deposits in Fairfax County, Virginia, excluding single branch institutions. Based on publicly available information, Chevy Chase estimates that, in the Washington, DC metropolitan area, it is one of the leaders in market share of single-family residential mortgage and home equity credit line loans.

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

BAD DEBT RESERVE. In 1996, Congress repealed the thrift bad debt provisions of the Internal Revenue Code effective for taxable years beginning after December 31, 1995. As a result, the Bank can deduct only those bad debts actually incurred during the respective taxable years and was required to recapture and pay income tax on bad debt reserves accumulated since 1987 over a six year period, beginning with the Bank’s tax year ended September 30, 1999. Accumulated bad debt reserves since 1987 that were subject to recapture were $101.3 million. As of September 30, 2005, all of the bad debt reserves have been recaptured.

CONSOLIDATED TAX RETURNS; TAX SHARING PAYMENTS. Generally, the operations of the Trust have generated net operating losses and the Bank’s taxable income generally has been sufficient to fully utilize the losses of the Trust. Under the terms of a tax sharing agreement dated June 28, 1990, as amended, the Bank is obligated to make payments to the Trust based on its taxable income, as explained more fully below.

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

The Bank made tax sharing payments to the Trust totaling $2.1 million in fiscal year 2005. At September 30, 2005, the estimated net tax sharing payment payable to the Trust by the Bank was $1.8 million. There was no tax sharing payment payable to the Trust at September 30, 2004. It is expected that the Bank will have taxable income in future years and additional operating losses of the Trust will be utilized to reduce the overall tax liability of the group which would otherwise arise from that taxable income of the Bank or from the taxable income of other members of the Trust’s affiliated group.

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

BANKING

At September 30, 2005, the Bank conducted its business from its home office at 7926 Jones Branch Drive, McLean, Virginia and its executive offices at 7501 Wisconsin Avenue, Bethesda, Maryland; its operations centers at 6151 and 6200 Chevy Chase Drive, and 14601 Sweitzer Lane, Laurel, Maryland; and 251 full-service offices located in Maryland, Virginia, Delaware and the District of Columbia. On that date, the Bank owned the building and land for 40 of its branch offices and leased its remaining 210 branch offices. Chevy Chase leases the office facilities at 7926 Jones Branch Drive, 6200 Chevy Chase Drive and 14601 Sweitzer Lane. Chevy Chase leases office facilities at 1919 M Street, NW, Washington, DC, which previously housed a subsidiary that relocated to the Bank’s executive offices during 2005. Chevy Chase owns the building and leases the land at 7501 Wisconsin Avenue. In addition, the Bank leases office space in which its subsidiaries are housed. The office facility leases have various terms expiring from fiscal years 2006 to 2033 and the ground leases have terms expiring from fiscal years 2029 to 2081. The Bank owns the building and land for its operations center at 6151 Chevy Chase Drive, Laurel, Maryland. The Bank also owns the office building and leases the land at 7700 Old Georgetown Road, Bethesda, Maryland, and leases the office facilities at 7735 Old Georgetown Road, Bethesda, Maryland. Both of these office facilities were occupied by Bank personnel prior to the consolidation into the Bank’s corporate headquarters. The Bank has leased or is in the process of leasing or subleasing these facilities to third parties. See Note 20 to the Consolidated Financial Statements in this report for lease expense and commitments.

At September 30, 2005, the net book value of the Bank’s office facilities, including leasehold improvements, was $316.0 million, net of accumulated depreciation of $149.5 million. The Bank owns additional assets, including furniture and data processing equipment. At September 30, 2005, these other assets had a book value of $218.4 million, net of accumulated depreciation of $168.5 million. The Bank also has operating leases, primarily for certain data processing equipment and software. Those leases have month-to-month or year-to-year terms. See Note 18 to the Consolidated Financial Statements in this report.

As of September 30, 2005, the Bank had notified the OTS of its plans to open 12 additional full-service branch offices. The branches, five in Virginia and seven in Maryland, are scheduled to open during fiscal year 2006.

The Bank also owns automobiles which are leased to third parties. The leases are accounted for as operating leases with lease payments recognized as rental income. At September 30, 2005, automobiles subject to lease had a book value $185.0 million, net of accumulated depreciation of $142.4 million. See Note 19 to the Consolidated Financial Statements in this report.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Trust is involved in litigation, which may include disputes with tenants and certain employment claims, and litigation arising from the continued development and marketing of certain of its real estate properties. In the opinion of management, litigation which is currently pending will not have a material adverse impact on the financial condition or future operations of the Trust.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There currently is no established public trading market for Common Shares. At December 16, 2005, there were seven corporate holders of record of Common Shares. All holders of Common Shares at such date were affiliated with the Trust. The Trust has no common share equivalents. On January 20, 2005, the Trust declared a dividend on its common shares of $0.248 per share, totaling approximately $1.2 million, payable on January 21, 2005, to holders of record on December 30, 2004. In addition, on March 10, 2005, the Trust declared a dividend on its common shares of $0.4362 per share, totaling approximately $2.1 million, payable on March 18, 2005, to holders of record on March 11, 2005. On June 23, 2005 the Trust declared a dividend on its common shares of $0.342 per share, totaling $1.6 million, payable on June 24, 2005, to holders of record on June 20, 2005. On September 22, 2005 the Trust declared a dividend on its common shares of $0.342 per share, totaling $1.6 million, payable on September 23, 2005, to holders of record on September 20, 2005. In fiscal 2004 the Trust declared a dividend on its Common Shares of approximately $0.092 per share, totaling approximately $440,000, on September 23, 2004, payable on September 24, 2004 to holders of record on September 20, 2004. No other Common Share dividends were paid during the past two fiscal years. See “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data of the Trust herein have been derived from the Consolidated Financial Statements of the Trust. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this report.

SELECTED FINANCIAL DATA

	Year Ended September 30,
(In thousands, except per share amounts and other data)	2005	2004	2003	2002	2001
STATEMENT OF OPERATIONS DATA:

Real Estate:
Revenues	$139,811	$124,003	$112,996	$114,022	$128,034
Operating expenses	155,404	156,873	141,623	140,084	145,152
Equity in earnings of unconsolidated entities, net	8,246	7,788	7,248	8,811	7,169
Impairment loss on investments	—	—	(998)	(188)	(296)
Gain on sales of property	263	2,769	9,079	—	11,077

Real estate operating (loss) income	(7,084)	(22,313)	(13,298)	(17,439)	832

Banking:
Interest income	572,568	441,271	451,551	541,399	721,324
Interest expense	207,193	163,022	205,479	273,186	422,744

Net interest income	365,375	278,249	246,072	268,213	298,580
Provision for loan losses	11,569	14,522	(18,422)	(51,367)	(59,496)

Net interest income after provision for loan losses	376,944	292,771	227,650	216,846	239,084

Other income:
Deposit servicing fees	136,279	129,107	122,473	113,640	101,482
Servicing, securitization and mortgage banking income	172,037	216,052	144,158	100,522	66,448
Automobile rental income	81,963	157,034	235,360	242,646	167,379
Other	52,516	37,301	37,850	32,094	39,967

Total other income	442,795	539,494	539,841	488,902	375,276

Operating expenses	630,044	601,050	621,301	602,166	518,713

Banking operating income	189,695	231,215	146,190	103,582	95,647

Total Company:
Income from continuing operations before income taxes and minority interest	182,611	208,902	132,892	86,143	96,479
Income tax provision	59,240	70,597	46,779	23,881	27,613

Income from continuing operations before minority interest	123,371	138,305	86,113	62,262	68,866
Minority interest held by affiliates	(19,516)	(23,070)	(13,926)	(9,671)	(8,660)
Minority interest — other	(29,071)	(37,195)	(26,160)	(25,313)	(25,313)

Income from continuing operations	74,784	78,040	46,027	27,278	34,893
Discontinued real estate operations, net of income taxes	(1,186)	(1,340)	(1,037)	(1,371)	(974)
Cumulative effect of change in accounting principle, net of income taxes	—	—	897	—	—

Total company net income	$73,598	$76,700	$45,887	$25,907	$33,919

Net income available to common shareholders	$68,180	$71,282	$40,469	$20,489	$28,501

Net income (loss) per common share:
Income from continuing operations	$14.43	$15.11	$8.43	$4.52	$6.10
Discontinued operations	(0.25)	(0.28)	(0.22)	(0.28)	(0.20)
Cumulative effect of change in accounting principle	—	—	0.19	—	—

Net income per common share (Basis and Diluted)	$14.18	$14.83	$8.40	$4.24	$5.90

Continued on following page.

SELECTED FINANCIAL DATA

(Continued)

	Year Ended September 30,
(In thousands, except per share amounts and other data)	2005	2004	2003	2002	2001
BALANCE SHEET DATA:

Assets:
Real estate assets	$465,830	$458,169	$429,285	$437,514	$442,104
Income-producing properties, net (1)	270,828	273,360	275,005	285,308	282,984
Land parcels	48,029	41,654	42,425	44,020	40,835
Banking assets	14,244,961	13,270,847	11,779,440	11,273,252	11,408,707
Total company assets	14,710,791	13,729,016	12,208,725	11,710,766	11,850,811

Liabilities:
Real estate liabilities	660,219	676,301	652,856	663,376	667,176
Mortgage notes payable (1)	294,328	311,316	322,437	326,232	331,114
Notes payable - secured	250,000	250,000	203,800	201,750	202,500
Notes payable - unsecured	57,760	56,428	55,349	55,156	50,717
Banking liabilities	13,324,284	12,400,167	11,039,425	10,614,255	10,780,154
Minority interest held by affiliates	124,932	114,933	98,062	88,137	82,048
Minority interest - other	296,013	296,013	249,698	218,307	218,307
Total company liabilities	14,405,448	13,487,414	12,040,041	11,584,075	11,747,685

Shareholders’ equity	305,343	241,602	168,684	126,691	103,126

OTHER DATA (1):

Hotels:
Number of hotels	17	18	18	18	18
Number of guest rooms	3,383	3,573	3,574	3,578	3,578
Average occupancy	68%	66%	61%	61%	66%
Average room rate	$106.81	$91.67	$85.93	$86.92	$94.32
Office properties:
Number of properties	14	13	13	13	11
Leasable area (square feet)	1,990,147	1,978,016	1,978,016	1,978,016	1,796,571
Leasing percentages	91%	89%	85%	86%	92%
Land parcels:
Number of parcels	12	10	10	10	10
Total acreage	452	381	381	389	389

(1)	Includes real estate held for sale.

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

REAL ESTATE

Real Estate Properties: Income-producing properties are stated at the lower of depreciated cost (except those which were acquired through foreclosure or equivalent proceedings, the carrying amounts of which are based on the lower of cost or fair value at the time of acquisition) or net realizable value. Management believes that these assets have generally appreciated in value and, accordingly, the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Real Estate Trust’s liabilities as reported in these financial statements. Because these financial statements are prepared in conformity with GAAP, they do not report the current value of the Real Estate Trust’s real estate assets. The purchase price of real estate assets is allocated between land, building and in-place acquired leases based on the relative fair values of the components at the date of acquisition. Buildings are depreciated on a straight-line basis over their estimated useful lives of 28 to 50 years. Intangibles associated with acquired leases are amortized over the remaining lease terms.

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

Income Recognition: The Real Estate Trust derives room and other revenues from the operations of its hotel portfolio. Hotel revenue is recognized as earned. The Real Estate Trust derives rental income under noncancelable long-term leases from tenants at its commercial properties. Commercial property rental income is recognized on a straight-line basis. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis throughout the initial term of the lease. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred.

BANKING

General: The Bank has identified four policies that, due to estimates and assumptions inherent in those policies, involve a relatively high degree of judgment and complexity.

Allowance for Losses: The Bank maintains allowances for possible losses on its loans at levels it believes to be adequate to absorb estimated probable losses in the loan portfolio at the balance sheet date. Management reviews the adequacy of the allowance for losses using a variety of measures and tools appropriate for the asset type, including historical loss performance, delinquent status, current economic conditions, internal risk ratings, current underwriting policies and practices and market values for similar assets.

Derivative Instruments: The Bank uses a variety of derivative financial instruments in order to mitigate its exposure to changes in market interest rates. To mitigate the risk that the value of fixed rate mortgage loans held for sale will change as interest rates change, the Bank generally enters into mortgage-backed security forward sales contracts. In addition, the Bank issues commitments to make fixed-rate mortgage loans in which the customer “locks in” the interest rate before closing on the loan. These interest rate locks are treated as derivative instruments in the financial statements. All derivative instruments are recorded on the balance sheet at their fair value, which generally represents the amount of money the Bank would receive or pay if the item were sold or bought in a current transaction. Fair market values are based on market quotes when they are available. If market quotes are not available, fair values are based on market or dealer prices of similar items or discounted cash flows using market estimates of interest rates, prepayment speeds and other assumptions.

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

Interest-Only Strips Receivable and Certificates: The Bank sells loans and retains an interest-only strip receivable or receives an interest-only certificate related to the sold items. The interest-only assets are initially recorded by allocating the previous carrying value of the assets involved in the transactions between the assets sold and the interests retained, including the interest-only strips receivable. Subsequently, the interest-only assets are carried at their fair values, with changes in fair value reflected in income. Fair value of these interest-only assets is based on discounted expected future cash flows, which are determined using market assumptions such as discount rates and prepayment speeds, and, in certain circumstances, an estimate of credit losses based on the Bank’s historical experience. The Bank also engages an independent firm that has expertise in this area to evaluate these assets and render an opinion on their fair value. If actual prepayment or default rates significantly exceed the estimates, the actual amount of future cash flow could be less than the expected amount and the value of the interest-only assets, as well as the Bank’s earnings, could decline.

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

The Bank believes that the judgments, estimates and assumptions used in the preparation of the Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Consolidated Financial Statements to these items, the use of other judgments, estimates and assumptions, as well as differences between actual results and the estimates and assumptions, could result in material differences in the Bank’s results of operations and financial condition.

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at September 30, 2005 consisted primarily of hotels, office and industrial properties, and land parcels. See “Item 1. Business — Real Estate — Real Estate Investments.”

Overall, the hotel portfolio, excluding the property sold December 2004, experienced an average occupancy rate of 68% and an average room rate of $106.81 during fiscal 2005, compared to an average occupancy of 67% and an average room rate of $93.08 during the prior year. REVPAR (revenue per available room) was $72.07 for fiscal 2005, a 15.7% increase from REVPAR for fiscal 2004 of $62.31.

The Real Estate Trust’s hotel portfolio has experienced positive growth in occupancy and strong growth in average room rates, particularly the Northern Virginia and Florida properties, during fiscal year 2005 reflecting continued strength in general business travel.

The Real Estate Trust’s office and industrial property portfolio was 91% leased at September 30, 2005, compared to a leasing rate of 89% at September 30, 2004. Although occupancy has increased in fiscal 2005, the Trust has been experiencing a downward trend in its rental rates commensurate with the competitive commercial office markets in Northern Virginia and Atlanta, Georgia. At September 30, 2005, the Real Estate Trust’s office and industrial property portfolio consisted of 14 properties and had a total gross leasable area of 1,990,147 square feet, of which 205,416 square feet (10.3%) and 350,964 square feet (17.6%) are subject to leases expiring in fiscal 2006 and fiscal 2007, respectively.

BANKING

General. The Bank’s assets grew to $14.2 billion during fiscal year 2005, an increase of $1.0 billion from fiscal year 2004. The Bank recorded operating income of $189.7 million during fiscal year 2005, compared to operating income of $231.2 million during fiscal year 2004. The decrease in income for fiscal year 2005 was primarily attributable to reductions in the carrying value of servicing assets and interest-only assets as a result of increased prepayment rates on securitized residential mortgage loans, decreased automobile rental income as a result of the Bank’s prior decision to exit that business, and increased salaries and employee benefits. Partially offsetting these items were increases in net interest income and a decrease in depreciation and amortization. See “Results of Operations.”

At September 30, 2005, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.92%, 5.92%, 8.82% and 10.95%, respectively. The Bank’s capital ratios exceeded regulatory requirements as well as the standards established for well-capitalized institutions under OTS prompt corrective action regulations. See “Capital.”

During fiscal year 2005, the Bank declared and paid, out of the retained earnings of the Bank, cash dividends on its Common Stock in the aggregate amount of $4,900 per share.

The Bank’s assets are subject to review and classification by the OTS upon examination. The OTS concluded its most recent safety and soundness examination of the Bank in May 2005.

Asset Quality. Non-Performing Assets. The Bank’s overall level of non-performing assets increased during fiscal year 2005 due primarily to increased delinquencies of residential mortgage loans. The following table sets forth information concerning the Bank’s non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	September 30,
	2005	2004	2003	2002	2001
Non-performing assets:
Non-accrual loans:
Residential mortgage	$20,874	$8,993	$6,567	$12,731	$6,011
Home equity	1,443	1,767	1,480	949	1,303
Real estate and construction and ground	—	—	1,004	653	—

Total non-accrual real estate loans	22,317	10,760	9,051	14,333	7,314
Commercial	30	242	249	2,329	—
Subprime automobile	375	1,164	4,372	7,755	13,379
Prime automobile	768	1,069	1,484	1,705	6,013
Other consumer	216	472	444	431	593

Total non-accrual loans (1)	23,706	13,707	15,600	26,553	27,299

Real estate acquired in settlement of loans	20,265	20,357	21,820	94,665	115,931
Allowance for losses on real estate acquired in settlement of loans	—	—	—	(71,293)	(85,152)

Real estate acquired in settlement of loans, net	20,265	20,357	21,820	23,372	30,779

Total non-performing assets	$43,971	$34,064	$37,420	$49,925	$58,078

Troubled debt restructurings	$—	$—	$—	$—	$—

Allowance for losses on loans	$28,640	$37,750	$58,397	$66,079	$57,018
Allowance for losses on real estate held for investment	—	202	202	202	202
Allowance for losses on real estate acquired in settlement of loans	—	—	—	71,293	85,152

Total allowances for losses	$28,640	$37,952	$58,599	$137,574	$142,372

Interest income recorded
Non-accrual assets	$449	$180	$39	$279	$358

Restructured loans	$—	$—	$—	$—	$—

Interest income that would have been recorded had the loans been current in accordance with their original terms
Non-accrual assets	$1,034	$1,206	$2,098	$3,141	$3,321

Restructured loans	$—	$—	$—	$—	$—

Ratios:
Non-performing assets to total assets	0.31%	0.26%	0.32%	0.44%	0.51%
Allowance for losses on real estate loans to non-accrual real estate loans (1)	47.48%	91.02%	75.65%	44.05%	70.86%
Allowance for losses on loans to non-accrual loans (1)	120.81%	275.41%	374.34%	248.86%	208.86%
Allowance for losses on loans to total loans receivable (2)	0.26%	0.36%	0.65%	0.85%	0.77%

(1)	Before deduction of allowances for losses.
(2)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets include non-accrual loans and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

Non-performing assets totaled $44.0 million at September 30, 2005, compared to $34.1 million, at September 30, 2004. The Bank maintained valuation allowances of $28.6 million and $37.8 million on its loan portfolio at September 30, 2005 and 2004, respectively. The $9.9 million increase in non-performing assets reflected a net increase in non-accrual loans of $10.0 million partially offset by a decrease in REO of $0.1 million.

Non-accrual Loans. The Bank’s non-accrual loans totaled $23.7 million at September 30, 2005, an increase from $13.7 million at September 30, 2004. At September 30, 2005, non-accrual loans consisted of $22.3 million of non-accrual real estate loans and $1.4 million of non-accrual prime automobile, subprime automobile, commercial and other consumer loans compared to non-accrual real estate loans of $10.8 million and non-accrual prime automobile, subprime automobile, commercial and other consumer loans of $2.9 million at September 30, 2004. There were 28 non-accrual residential mortgage loans at September 30, 2005, compared to 18 loans at September 30, 2004. The decrease in non-accrual prime automobile and subprime automobile loans reflects the winding down of those portfolios.

REO. At September 30, 2005, the Bank’s REO totaled $20.3 million compared to $20.4 million at September 30, 2004.

The Bank continues to monitor closely its major non-performing and potential problem assets in light of current and anticipated market conditions. The Bank’s asset workout group focuses its efforts on resolving these problem assets as expeditiously as possible.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. At September 30, 2005 and 2004, potential problem assets totaled $0.4 million and $0.7 million, respectively.

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

Delinquent Loans. At September 30, 2005, delinquent loans totaled $29.2 million, or 0.3% of loans, compared to $32.4 million, or 0.3% of loans, at September 30, 2004. The following table sets forth information regarding the Bank’s delinquent loans at September 30, 2005.

	Principal Balance (Dollars in thousands) Loans Delinquent for
	30-59 days	60-89 days	Total
Residential Mortgage	$9,536	$954	$10,490
Home Equity	5,115	547	5,662
Other Real Estate	530	1,865	2,395
Commercial	522	500	1,022
Subprime Automobile	1,209	631	1,840
Other Consumer	5,714	2,047	7,761

Total	$22,626	$6,544	$29,170

Total as a Percentage of Loans (1)	0.21%	0.06%	0.27%

(1)	Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Total residential mortgage loans delinquent 30-89 days increased to $10.5 million at September 30, 2005 from $8.2 million at September 30, 2004. Home equity loans delinquent 30-89 days increased to $5.7 million at September 30, 2005 from $5.1 million at September 30, 2004.

Total delinquent commercial loans decreased to $1.0 million at September 30, 2005, from $3.0 million at September 30, 2004.

Total delinquent subprime automobile loans decreased to $1.8 million at September 30, 2005, from $8.9 million at September 30, 2004, primarily because the Bank’s portfolio of these loans continues to decline as a result of the Bank’s prior decision to discontinue origination of these loans.

Troubled Debt Restructurings. A troubled debt restructuring occurs when the Bank agrees to modify significant terms of a loan in favor of a borrower experiencing financial difficulties. The Bank had no troubled debt restructurings at September 30, 2005 and 2004.

Real Estate Held for Investment. At September 30, 2004, real estate held for investment consisted of one property with book value of $0.9 million, net of a valuation allowance of $0.2 million. The property was sold during fiscal year 2005.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans and the allowance for losses on real estate held for investment or sale. These tables reflect charge-offs taken against assets during the years indicated and may include charge-offs taken against assets, which the Bank disposed of during such years.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Year Ended September 30,
	2005	2004	2003	2002	2001
Balance at beginning of year	$37,750	$58,397	$66,079	$57,018	$52,518

Provision for loan losses	(11,569)	(14,522)	18,422	51,367	59,496

Charge-offs:
Single family residential	(752)	(279)	(273)	(300)	(99)
Home equity	(818)	(786)	(759)	(832)	(687)
Commercial real estate and multifamily	(720)	—	(382)	(27)	—
Subprime automobile	(4,400)	(15,596)	(30,227)	(40,695)	(49,749)
Other consumer	(7,832)	(9,897)	(13,316)	(14,163)	(13,706)

Total charge-offs	(14,522)	(26,558)	(44,957)	(56,017)	(64,241)

Recoveries:
Home equity	321	340	248	76	80
Commercial real estate and multifamily	317	—	14	18	—
Subprime automobile	9,005	14,613	13,384	11,311	7,104
Other consumer	7,338	5,480	5,207	2,306	2,061

Total recoveries	16,981	20,433	18,853	13,711	9,245

Net (charge-offs) recoveries	2,459	(6,125)	(26,104)	(42,306)	(54,996)

Balance at end of year	$28,640	$37,750	$58,397	$66,079	$57,018

Provision for loan losses to average loans (1)	(0.10%)	(0.14%)	0.22%	0.70%	0.76%
Net loan charge-offs (recoveries) to average loans (1)	(0.02%)	0.06%	0.31%	0.58%	0.70%
Ending allowance for losses on loans to total loans (1) (2)	0.26%	0.36%	0.65%	0.85%	0.77%

(1)	Includes loans held for securitization and/or sale.
(2)	Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	September 30,
	2005		2004		2003		2002		2001
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of year allocated to:
Single family residential	$5,100	68.9%	$4,275	68.6%	$2,161	64.7%	$1,953	59.0%	$2,127	60.9%
Home equity	3,570	16.4	3,350	16.5	2,426	15.0	817	14.1	1,007	8.7
Other real estate	1,925	3.3	2,169	2.5	2,260	2.8	3,543	3.7	2,049	4.0
Commercial	6,775	9.5	7,361	8.8	14,400	10.0	16,934	10.4	9,135	10.4
Prime automobile	3,610	1.3	5,400	2.6	7,013	5.5	4,150	8.0	7,034	8.1
Subprime automobile	—	0.1	4,920	0.3	16,000	1.1	32,000	3.0	32,000	5.8
Other consumer	2,005	0.5	3,415	0.7	3,069	0.9	2,786	1.8	2,014	2.1
Unallocated	5,655	—	6,860	—	11,068	—	3,896	—	1,652	—

Total	$28,640		$37,750		$58,397		$66,079		$57,018

The Bank maintains allowances for estimated losses on loans. The Bank’s total allowances for losses on loans decreased to $28.6 million at September 30, 2005, from $37.8 million at September 30, 2004. Management reviews the delinquent status of loans, current economic conditions, internal risk ratings of loans and current underwriting policies and procedures. Using this analysis, management computes its estimate of the allowance for losses on loans. Management’s prior decisions to discontinue subprime automobile lending and indirect consumer lending, and focus more on residential mortgages, have contributed to the overall improvement in the credit quality of the Bank’s loan portfolio. As the balances of automobile loans continue to decline, charge-offs and delinquencies have also declined. Potential problem assets also declined during the year ended September 30, 2005. The combination of these factors contributed to the Bank’s decision to reduce the amount of its allowance for loan losses at September 30, 2005.

The allowance for losses on loans secured by real estate totaled $10.6 million at September 30, 2005, a $0.8 million increase from the September 30, 2004 level of $9.8 million. The increase is consistent with the growth in the portfolio. The allowance represented 47.5% and 91.0% of the amount of non-performing real estate loans at September 30, 2005 and 2004, respectively.

The allowance for losses on other consumer loans, including automobile, home improvement, overdraft lines of credit and other consumer loans, decreased to $5.6 million at September 30, 2005 from $13.7 million at September 30, 2004. The allowance for losses on subprime automobile loans was eliminated as a result of recoveries outpacing charge-offs during the year and outstanding balances declining to $3.9 million. The decrease in the allowance for prime automobile loans and charge-offs was due to the decline in the Bank’s portfolio of these loans as a result of the Bank’s prior decision to discontinue origination of indirect automobile loans.

The unallocated allowance for losses decreased to $5.7 million at September 30, 2005 from $6.9 million at September 30, 2004. The unallocated allowance is based upon management’s evaluation and judgment of various conditions that are not directly measured in the determination of the allocated allowance. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting key lending areas of the Bank, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience, regulatory examination results and findings of the Bank’s internal credit evaluations. At September 30, 2005 and 2004, most of the unallocated allowance relates to risks inherent in the mortgage loan portfolio, including, for example, geographic concentration and negative amortization features. The Bank has assessed its exposure related to damage to properties securing loans caused by the recent hurricanes in the Gulf Coast Region and any available insurance on those properties and, at this time, believes its unallocated allowances are sufficient to cover incurred but not identified losses related to its various loan portfolios.

The Bank’s allowance for losses on real estate held for investment or sale was $0.2 million at September 30, 2004. The allowance was eliminated following the sale of the property to which it related during fiscal year 2005.

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

The Bank’s assets and liabilities are inherently sensitive to changes in interest rates. These movements can result in variations to the overall level of income and market value of equity. Based on the characteristic of a specific asset or liability (including maturity, repricing frequency and interest rate caps), a change in interest rates can significantly affect the contribution to net income by, and market value of, the instrument. If, in the aggregate, the Bank’s assets mature or reprice more quickly or to a greater extent than its liabilities, the Bank is termed “asset sensitive” and will tend to experience an increase in interest income and market value during periods of rising interest rates and declining interest income and market value during periods of falling interest rates. Conversely, if the Bank’s liabilities mature or reprice more quickly or to a greater extent than its assets, the Bank is termed “liability sensitive” and will tend to experience a decrease in interest income and market value during periods of rising interest rates and increased interest income and market value during periods of falling interest rates.

The Bank pursues an asset-liability management strategy designed both to control risk from changes in market interest rates and to maximize interest income in its investment and loan portfolios. To achieve this strategy, the Bank emphasizes the origination and retention of a mix of both adjustable-rate and fixed-rate loan products.

Throughout fiscal year 2005, the Bank continued to originate and hold in its portfolio adjustable-rate loan products at a greater volume than those with fixed interest rates. At September 30, 2005, adjustable-rate loans accounted for 82.1% of total loans, compared to 80.8% at September 30, 2004. This increase was primarily due to continued originations of adjustable-rate mortgage products, which typically reprice monthly and bear interest at rates which are tied to the one-month LIBOR.

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

The following table presents the Bank’s interest rate sensitivity gap at September 30, 2005. Balances of interest-earning assets and interest-bearing liabilities are shown in the earlier of the period where contractual payments are due, interest rates adjust or prepayment is anticipated to occur. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for all of the Bank’s loans based on management’s estimates. The Bank’s deposits with no stated maturity, including savings and transaction accounts, have interest rates that may reprice at any time. However, market experience has proven that these deposits adjust to market prices over a much longer period of time. The Bank considers these deposits to be relatively insensitive to interest rate changes. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
As of September 30, 2005
Real estate loans:
Adjustable-rate	$3,063,942	$529,802	$1,367,567	$1,107,598	$230	$6,069,139
Fixed-rate	31,027	25,419	52,591	21,739	6,664	137,440
Home equity credit lines and second mortgages	1,559,936	10,874	41,416	44,330	230,568	1,887,124
Commercial	871,827	12,307	40,735	29,884	80,010	1,034,763
Consumer and other	58,190	46,847	80,958	6,888	11,091	203,974
Loans held for securitization and/or sale	1,718,132	—	—	—	—	1,718,132
Mortgage-backed securities	303,184	84,730	160,352	252,797	58,745	859,808
Other investments	230,496	—	200,902	—	—	431,398

Total interest-earning assets	7,836,734	709,979	1,944,521	1,463,236	387,308	12,341,778
Total non-interest earning assets	—	—	—	—	1,903,183	1,903,183

Total assets	$7,836,734	$709,979	$1,944,521	$1,463,236	$2,290,491	$14,244,961

Deposits:
Fixed maturity deposits	$1,174,711	$501,361	$518,143	$127,850	$—	$2,322,065
Checking and savings accounts	—	105,929	211,857	211,857	3,072,297	3,601,940
Money market deposit accounts	2,521,949	—	—	—	—	2,521,949
Borrowings:
Capital notes - subordinated	—	—	—	—	175,000	175,000
Other	2,111,735	162,394	515,371	124,510	53,644	2,967,654

Total interest-bearing liabilities	5,808,395	769,684	1,245,371	464,217	3,300,941	11,588,608
Minority interest	—	—	—	—	175,391	175,391
Total non-interest bearing liabilities	—	—	—	—	1,718,906	1,718,906
Stockholders' equity	—	—	—	—	762,056	762,056

Total liabilities & stockholders' equity	$5,808,395	$769,684	$1,245,371	$464,217	$5,957,294	$14,244,961

Gap	$2,028,339	$(59,705)	$699,150	$999,019	$(2,913,633)
Cumulative gap	$2,028,339	$1,968,634	$2,667,784	$3,666,803	$753,170
Cumulative gap as a percentage of total assets	14.2%	13.8%	18.7%	25.7%	5.3%

The Bank’s one-year gap, as a percentage of total assets, was 13.8% at September 30, 2005, compared to 20.8% at September 30, 2004. The change in the Bank’s one-year gap during the year reflects an increase in shorter-term deposits and borrowings used to fund adjustable rate residential mortgage loans with repricing terms greater than one year.

In addition to gap measurements, the Bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin. The Bank established limits on the sensitivity of its net interest income and net portfolio value (“NPV”) to parallel changes in interest rates. Parallel changes in interest rates are defined as instantaneous and sustained movements of interest rates in 100 basis point increments. The Bank calculates its ratio of NPV to the present value of total assets (“NPV Ratio”) for each interest rate shock scenario. The following table shows the estimated impact of parallel shifts in interest rates at September 30, 2005.

(Dollars in thousands)

(Basis Points) Change in Interest Rates	Changes in Net Interest Income (1)		Change in Net Portfolio Value (2)		NPV Ratio
	Percent	Amount	Percent	Amount
+200	6.3%	$28,046	(11.2)%	$(205,736)	10.3%
+100	4.5%	20,281	(3.5)%	(64,415)	11.1%
-100	(4.8)%	(21,269)	2.2%	39,985	11.6%
-200	(4.0)%	(17,694)	3.9%	72,691	11.7%

(1)	Represents the difference between net interest income for 12 months in a stable interest rate environment and the various interest rate scenarios.
(2)	Represents the difference between net portfolio value (NPV) of the Bank’s equity in a stable interest rate environment and the NPV in the various rate scenarios. NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus the present value of expected net cashflows from existing off-balance sheet contracts.

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

Deferred Taxes. At September 30, 2005, the Bank recorded a net deferred tax liability of $40.5 million, which generally represents the cumulative excess of the Bank’s income tax expense for financial reporting purposes over its actual income tax liability. See Note 34 to the Consolidated Financial Statements in this report.

Capital. At September 30, 2005, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at September 30, 2005, in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$762,056
Minority interest in REIT Subsidiary (1)	144,000

	906,056

Adjustments for tangible and core capital:
Intangible assets	(49,260)
Non-includable subsidiaries	(12,522)
Non-qualifying purchased/originated loan servicing rights	(3,416)

Total tangible capital	840,858	5.92%	$212,982	1.50%	$627,876	4.42%

Total core capital (2)	840,858	5.92%	$567,953	4.00%	$272,905	1.92%

Tier 1 risk-based capital (2)	840,858	8.82%	$381,941	4.00%	$458,917	4.82%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	28,640

Total supplementary capital	203,640

Total available capital	1,044,498
Equity investments (3)	(2,657)

Total risk-based capital (2)	$1,041,841	10.95%	$763,882	8.00%	$277,959	2.95%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
(2)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.
(3)	Includes one property classified as real estate held for sale which is treated as an equity investment for regulatory capital purposes.

Under the OTS prompt corrective action regulations, an institution is categorized as well capitalized if it has a leverage, or core, capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At September 30, 2005, the Bank’s leverage, tier 1 risk-based and total risk-based capital ratios were 5.92%, 8.82% and 10.95%, respectively, which exceeded the ratios established for well-capitalized institutions. The OTS may reclassify an institution from one category to the next lower category, for example from well capitalized to adequately capitalized, if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity. The Bank has not received notice from the OTS of any potential downgrade.

OTS capital regulations provide a five-year holding period, or such longer period as may be approved by the OTS, for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property, whether through bulk sales or otherwise, prior to the end of its applicable five-year holding period and is unable to obtain an extension of the five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In May 2005, the Bank received from the OTS an extension of the holding periods for certain of its REO properties through May 6, 2006. The following table sets forth the Bank’s REO at September 30, 2005, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,656	(1)
1991	8,211	(2)
1995	6,001	(2)
2005	3,397

Total REO	$20,265

(1)	The Bank treats this property as an equity investment for regulatory capital purposes.
(2)	The Bank received an extension of the holding periods for these properties through May 6, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

The Real Estate Trust’s cash flows from operating activities have been historically insufficient to meet all of its cash flow requirements. The Real Estate Trust’s internal source of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its indebtedness, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings, the sale of unsecured notes, refinancing of maturing mortgage debt, proceeds from asset sales, and dividends and tax sharing payments from the Bank. The Real Estate Trust receives quarterly distributions from its investment in Saul Holdings and dividends from its investment in Saul Centers. These amounts totaled $13.3 million in fiscal 2005. Historically these amounts have been reinvested in the paying entities and the Real Estate Trust has received additional partnership units and common shares in lieu of cash. The Real Estate Trust has the ability, at its own option, to receive these distributions and dividends in cash. The availability and amount of distributions and dividends in future periods is dependent upon, among other things, Saul Holdings’ and Saul Centers’ operating performance and income. Although cash flows from operating activities have improved in fiscal 2005, for the foreseeable future, the Real Estate Trust’s ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources. Dividends received from the Bank are a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the Bank’s operating performance and income, and regulatory restrictions on such payments. See also the discussion of potential limitations on the payment of dividends by the Bank contained in “Item 1. Business—Banking—Dividends and Other Capital Distributions.”

During fiscal 2005, the Bank made dividend payments totaling $39.2 million and tax sharing payments totaling $2.1 million to the Real Estate Trust. Dividend and tax sharing payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

During fiscal 2005, the Real Estate Trust purchased, through dividend reinvestment and direct purchase, approximately 377,000 shares of common stock of Saul Centers, and as of September 30, 2005, owned approximately 4,467,000 shares representing 26.6% of such company’s outstanding common stock. As of September 30, 2005, the market value of these shares was approximately $160.7 million. Substantially all of these shares have been pledged as collateral with the Real Estate Trust’s revolving credit lenders.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings, the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings provides for quarterly cash distributions to the partners out of net cash flow. See “Item 1. Business — Real Estate — Investment in Saul Holdings Limited Partnership and Saul Centers, Inc.” In fiscal 2005, the Real Estate Trust received total cash distributions of $6.6 million from Saul Holdings. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings has been pledged as collateral with the Real Estate Trust’s two revolving credit lenders.

On February 25, 2004, the Real Estate Trust issued, in a private offering, $250.0 million aggregate principal amount of 7.50% Senior Secured Notes due 2014 (the “2004 Notes”). The 2004 Notes are nonrecourse obligations of the Real Estate Trust and are secured by a first priority perfected secured interest in all of the common stock of the Bank held by the Real Estate Trust. The Real Estate Trust used the net proceeds to redeem all of its outstanding $200.0 million aggregate principal of 9.75% Senior Secured Notes due 2008, including accrued interest and a redemption premium, for early redemption of the notes, of $6.5 million, to fund renovation and construction activities as well as for general corporate purposes.

During fiscal 2005, the Real Estate Trust sold unsecured notes, with a maturity ranging from one to ten years, primarily to provide funds to repay maturing unsecured notes. During fiscal 2005, the Real Estate Trust sold notes amounting to $12.9 million, consisting of $5.7 million of new sales and $7.2 million of rollovers, at a weighted average interest rate of 7.1%. In addition, $4.3 million of unsecured notes were repaid during fiscal 2005. To the degree that the Real Estate Trust does not sell new unsecured notes in an amount sufficient to finance completely the scheduled repayment of outstanding unsecured notes as they mature, it will finance such repayments from other sources of funds.

The Real Estate Trust has a $60.0 million secured revolving credit line with an unrelated bank that matures on January 31, 2008, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings and Saul Centers. Interest is computed by reference to a floating rate index. At September 30, 2005, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $60.0 million. The credit facility was increased on January 31, 2005 from $55.0 million to its current $60.0 million availability. The interest rate spread over the floating index was reduced by 25 basis points to 200 basis points over the floating index and the term of the credit facility was extended from December 12, 2006 to January 31, 2008, with provisions for extending the term for an additional year.

The Real Estate Trust has an additional $60.0 million revolving credit line with an unrelated bank that matures on June 30, 2008, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Limited Partnership and Saul Centers. Interest is computed by reference to a floating rate index. At September 30, 2005, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $60.0 million. On June 30, 2005 this facility was expanded from $45.0 million to $60.0 million and the term extended from September 26, 2006 to June 30, 2008, with provisions for extending the term for an additional year. The interest rate spread remained the same at 200 basis points over the floating rate index.

The maturity schedule for the Real Estate Trust’s outstanding debt, including mortgage notes payable for real estate held for sale, at September 30, 2005 for fiscal years commencing October 1, 2005 is set forth in the following table:

Debt Maturity Schedule

Fiscal Year	Mortgage Notes	Notes Payable–– Secured	Notes Payable–– Unsecured	Total
	(In thousands)
2006 (1)	$95,042	$—	$8,490	$103,532
2007	5,435	—	6,871	12,306
2008	5,670	—	5,231	10,901
2009	15,487	—	5,175	20,662
2010	10,079	—	6,040	16,119
Thereafter	162,615	250,000	25,953	438,568

Total	$294,328	$250,000	$57,760	$602,088

Of the $294.3 million of mortgage notes outstanding at September 30, 2005, $286.7 million was non-recourse to the Real Estate Trust.

(1)	Included in the mortgage note obligations due in 2006 is a portfolio loan, secured by six operating properties, of approximately $86.0 million due on March 31, 2006. On December 2, 2005 the Real Estate Trust refinanced one of the six properties with a new 10 year mortgage note of $76.0 million. The proceeds from this refinancing, along with available cash and line of credit borrowings were used to repay the portfolio loan. As a result, the Real Estate Trust unlevered the remaining five properties.

Real Estate Acquisition, Disposition, Development and Capital Expenditures

In September 2003, the Real Estate Trust sold 7.7 acres located in Rockville, Maryland, for $11.3 million, and recognized a gain of $9.1 million on the transaction.

In February 2004, the Commonwealth of Virginia acquired 7.93 acres of land owned by the Real Estate Trust for use in a highway project. The Commonwealth of Virginia has paid $3.6 million which has resulted in an initial gain of approximately $2.7 million.

In June 2004, the Real Estate Trust received a refund of approximately $117,000 for an expenditure relating to the September 2003 land sale. The original gain on the sale of this parcel was recorded in the fiscal year ended September 30 2003. This refund has been recorded as an additional gain on sale of this land parcel in the year ended September 30, 2004.

On December 9, 2004, the sale of a hotel property, which was placed on the market for sale during fiscal 2004, was finalized and the Real Estate Trust received proceeds from the sale of approximately $2.2 million, resulting in a loss of $327,000, $310,000 recognized in fiscal 2004 and $17,000 recognized in fiscal 2005.

On January 31, 2005, the Real Estate Trust sold one of its other real estate properties because the property no longer met the Real Estate Trust’s investment criteria. No adjustment to the carrying value of the property was required. The Real Estate Trust received proceeds from the sale of approximately $1.4 million, resulting in a gain of $900,000.

On May 25, 2005, the Real Estate Trust acquired an approximately 12,000 square foot office building located in Montgomery County, Maryland for approximately $5.3 million.

During fiscal 2005, the Real Estate Trust placed two of its hotel properties on the market for sale, as these properties no longer meet its investment criteria. No adjustment to the carrying value of the properties was required. The sales are expected to close within the next twelve months.

On July 11, 2005, approximately 22 acres of the Real Estate Trust’s 159 acre land parcel in Overland Park, Kansas was acquired by the Kansas Department of Transportation through a condemnation proceeding. The Real Estate Trust was awarded approximately $1.2 million which resulted in a gain of $263,000.

On July 25, 2005, the Real Estate Trust closed on a $1.9 million purchase of a land parcel from the Bank located in Loudoun County, VA. The purchase was funded from available cash on hand.

On September 13, 2005, the Real Estate Trust closed on a $6.2 million purchase of a land parcel from the Bank located in Loudoun County, VA. The purchase was funded from cash on hand.

On November 1, 2005, the Real Estate Trust acquired a 137 room hotel property located in Fairfax County, Virginia for a purchase price of approximately $12.7 million, which included the assumption of a mortgage note of $5.8 million.

The Real Estate Trust owns various land parcels with approximately 452 acres of available land. These parcels offer potential development opportunities for the Trust. Subsequent to year end the Real Estate Trust has commenced the ground-up development of a hotel property on a land parcel owned in Northern Virginia and is exploring development scenarios on several other land parcels.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $12.0 to $19.0 million per year for the next several years.

Liquidity Requirements – Real Estate Trust

The table below specifies the total contractual payment obligations as of September 30, 2005.

(In thousands)	Total Cost	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Mortgage Notes Payable	$294,328	$95,042	$11,105	$25,566	$162,615
Notes Payable – Secured	250,000	—	—	—	250,000
Notes Payable – Unsecured	57,760	8,490	12,102	11,215	25,953
Advisory Fee	6,036	6,036	—	—	—
Capital Leases	1,886	868	1,018	—	—
Development Obligations	15,913	15,913	—	—	—
Other Obligations	641	641	—	—	—

Total Contractual Cash Obligations	$626,564	$126,990	$24,225	$36,781	$438,568

As of September 30, 2005, the Real Estate Trust’s current contractual obligations, excluding recurring operating obligations, due within one year total approximately $127 million. In addition to these contractual obligations the Real Estate Trust has other short-term liquidity requirements consisting primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures, non-recurring corporate expenditures (such as tenant improvements and hotel improvements) and dividends to common and preferred shareholders. Overall capital requirements in fiscal year 2006 will depend on any acquisition and development opportunities as well as the level of improvements and redevelopments on existing properties.

Included in the mortgage note obligations due within one year is a portfolio loan, secured by six operating properties, of approximately $88.0 million due on March 31, 2006. On December 2, 2005 the Real Estate Trust refinanced one of the six properties with a new 10 year mortgage note of $76.0 million. The proceeds from this refinancing, along with available cash and line of credit borrowings were used to repay the portfolio loan. As a result, the Real Estate Trust unlevered the remaining five properties.

The Real Estate Trust expects to fund these capital requirements and normal recurring operating costs through a combination of cash provided by operating activities, cash on hand, credit line availability, new financings, refinancing of maturing debt, proceeds from asset sales and dividends and tax sharing payments from the Bank.

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

The Bank’s holdings of readily marketable securities and eligible loans constitute another important source of liquidity. Approximately $1.0 billion of these assets are pledged to the Federal Reserve Bank of Richmond, although there were no outstanding borrowings during fiscal year 2005. As of September 30, 2005, the estimated remaining borrowing capacity, after market value and other adjustments, against that portion of those assets that may be pledged to the FHLB of Atlanta and various securities dealers totaled $4.2 billion.

The Bank accesses the capital markets as an additional means of funding its operations and managing its capital ratios and asset growth. Specifically, the Bank has securitized financial assets, including home equity, home loan and automobile loan receivables, as well as single-family residential loans, because the securitizations provide the Bank with a cost effective means to fund loans while maintaining compliance with regulatory capital requirements. Additionally, the securitizations have permitted the Bank to limit the credit risk associated with these assets while continuing to earn servicing fees and other income associated with the securitized assets.

Since 1988, the Bank has securitized approximately $28.8 billion of loan receivables. At September 30, 2005, the Bank continues to service $9.0 billion and $27.5 million of securitized residential mortgages and automobile loan receivables, respectively. Chevy Chase derives fee-based income from servicing these securitized portfolios. However, that fee-based income has been adversely affected in this and prior periods by increases in prepayments, delinquencies and charge-offs related to the receivables in these securitized pools.

The Bank securitized and sold $5.3 billion and $4.9 billion of loan receivables during fiscal year 2005 and 2004, respectively. At September 30, 2005 and 2004, the Bank had $1.7 billion and $2.0 billion, respectively, of loan receivables held for securitization and/or sale. The proceeds from the securitization and sale of various types of loan receivables will continue to be a significant source of liquidity for the Bank.

The Bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund existing and continuing loan commitments, repay borrowings and meet operating expenses. During fiscal year 2005, the Bank used the cash provided by operating, investing and financing activities primarily to (i) fund maturing savings certificates and deposit withdrawals of $71.4 billion, (ii) fund existing and continuing loan commitments, including real estate held for investment or sale, of $187.7 million, (iii) purchase investments and loans of $2.3 billion and (iv) meet operating expenses, before depreciation and amortization, of $526.7 million. These commitments were funded primarily through (i) proceeds from customer deposits and sales of certificates of deposit of $72.3 billion, (ii) proceeds from sales of loans, trading securities and real estate of $6.5 billion, (iii) principal and interest collected on investments, loans, and securities of $6.5 billion and (iv) proceeds from borrowings of $24.1 million, net of repayment of borrowings.

At September 30, 2005, repayments of borrowed money scheduled to occur during the next 12 months were $2.3 billion. Certificates of deposit maturing during the next 12 months amounted to $1.7 billion. The Bank expects that a significant portion of these maturing certificates of deposit will remain with the Bank. In the event that deposit withdrawals are greater than anticipated, the Bank may have to increase deposit interest rates or rely on alternative and potentially higher cost sources of funds in order to meet its liquidity needs.

The Bank’s liquidity requirements in years subsequent to fiscal year 2005 will continue to be affected both by the asset size of the Bank, the growth of which may be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the Bank’s primary sources of funds, described above, will be sufficient to meet the Bank’s foreseeable liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

Commitments and Contingencies. The Bank periodically transfers loan receivables to special purpose entities that issue securities to investors. These investors are entitled to a return of cash flows, based on the principal and interest provided by the loan receivables transferred. This process is referred to as securitization. Since 1988, the Bank has securitized approximately $28.8 billion of loan receivables.

The Bank transfers receivables from time to time to a special purpose entity commonly referred to as a depositor. The depositor then establishes a trust for each particular securitization, and transfers the related loans to that particular trust. The trust uses proceeds from the sale of the securities to pay the depositor for the loans sold to the trust, and the depositor in turn pays the proceeds over to the Bank. These securitization vehicles are not consolidated within the Bank’s consolidated financial statements because they satisfy the criteria established by Statement of Financial Accounting Standards No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to be treated as sales. In general, these criteria require the securitization vehicles to be legally isolated from the transferor (the Bank), be limited to permitted activities, and have defined limits on the assets they can hold and the permitted sales, exchanges or distribution of its assets.

When the Bank sells or securitizes loans, it generally retains the right to service the loans. At September 30, 2005, the Bank continues to service $9.0 billion and $27.5 million of securitized residential mortgages and automotive loan receivables, respectively. In addition, when the Bank sells or securitizes loans, the Bank may retain a limited amount of recourse through one or more means, most often the establishment of reserve accounts, overcollateralization of receivables or retention of subordinated classes. At September 30, 2005 and 2004, total recourse to the Bank related to loan securitization transactions was $5.7 million and $14.8 million, respectively. See Note 17 to the Consolidated Financial Statements for additional information concerning loan securitization transactions.

The Bank is also obligated under recourse provisions related to the servicing of certain of its residential mortgage loans. At September 30, 2005 and 2004, the recourse to the Bank under these arrangements totaled $3.9 million and $4.0 million, respectively.

The Bank’s commitments to extend credit at September 30, 2005 are set forth in the following table.

(In thousands)
Commitments to originate loans	$427,701

Loans in process (collateralized loans):
Home equity	1,419,682
Real estate construction and ground	257,687
Commercial	462,301

Subtotal	2,139,670

Loans in process (unsecured loans):
Overdraft lines	145,994
Commercial	385,239

Subtotal	531,233

Total commitments to extend credit	$3,098,604

Based on historical experience, the Bank expects to fund substantially less than the total amount of its outstanding overdraft line and home equity credit line commitments, which together accounted for 50.5% of commitments to extend credit at September 30, 2005.

The following table summarizes certain material contractual cash obligations associated with operating, investing and financing activities as of September 30, 2005:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$2,328,671	$855,169	$992,498	$252,360	$228,644
Operating lease obligations	314,734	30,949	56,540	41,717	185,528

Total	$2,643,405	$886,118	$1,049,038	$294,077	$414,172

Additionally, the Bank’s 8% Preferred Stock pays quarterly dividends in arrears at a yearly rate of $2.00 per share, totaling $10.0 million in preferred stock dividends to be paid by the Bank on an annual basis. The preferred stock is redeemable for cash, at $25.00 per share plus any accrued and unpaid dividends, at the Bank’s option on or after October 1, 2008. The preferred stock has no stated maturity.

There were no material commitments for capital expenditures at September 30, 2005.

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

FISCAL 2005 COMPARED TO FISCAL 2004

REAL ESTATE

The Real Estate Trust recorded an operating loss from continuing operations of $7.1 million for fiscal 2005 compared to an operating loss from continuing operations of $22.3 million for fiscal 2004. The change reflects improved operating results in the hotel portfolio, the office and industrial portfolio and lower interest and amortization of debt expense offset by a gain associated with a land sale in fiscal 2004, increased depreciation, advisory and management fees and general and administrative expenses. Included in the fiscal 2004 period were a write-off of unamortized debt costs of $2.4 million and an early redemption premium of $6.5 million associated with the payoff of the Real Estate Trust’s $200 million Senior Secured Notes.

Income after direct operating expenses from hotels, which excludes the two hotel properties that are currently held for sale as well as the hotel property sold in December 2004, increased $7.0 million, or 22.3%, in fiscal 2005 from the level achieved in fiscal 2004. Total revenue increased approximately $14.1 million, or 16.7%, as the average room rate increased $15.86, or 16.4%, from $96.55 in fiscal 2004 to $112.41 in fiscal 2005, reflecting the strong demand at the Real Estate Trust’s hotel properties, particularly the Northern Virginia and Florida properties while the overall occupancy percentage for the hotel properties increased from 69.0% for fiscal 2004 to 69.5% for fiscal 2005, a 0.7% increase. Room sales for fiscal 2005 increased $11.7 million, or 17.0%, from fiscal 2004, while food, beverage and other sales increased $2.4 million, or 15.4%. Direct operating expenses increased $7.1 million, or 13.4%, reflecting increased operating costs, such as payroll costs, repairs and maintenance, hotel franchise and marketing costs and other operating costs associated with the increased hotel occupancy and revenue.

Income after direct operating expenses from office and industrial properties increased $989,000, or 3.7%, in fiscal 2005 compared to fiscal 2004. Total revenue increased $1.2 million, or 3.2%, in fiscal 2005. Successful leasing efforts during the period and the prior fiscal year have increased the office and industrial overall occupancy percentage from 89.0% at September 30, 2004 to 91.0% at September 30, 2005. The revenue generated from the increased occupancy is slightly offset by lower rental rates as leases turn over. In addition the Real Estate Trust acquired an approximately 12,000 square foot office building on May 25, 2005 which contributed revenue of $200,000 to fiscal 2005. Direct operating expenses increased $252,000, or 2.1%, as higher property taxes, insurance, and utility costs offset lower bad debt expenses.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $423,000, or 32.5%, principally due to higher interest income in the fiscal 2005 period reflecting the Trust’s increased invested cash balance in fiscal 2005 and the collection of a prior period bad debt which had been written off in a prior fiscal year.

Land parcels and other expense increased $95,000, or 9.6% in fiscal 2005 when compared to fiscal 2004 as a result of increased operating expenses at the Real Estate Trust’s other real estate properties.

Interest and amortization of debt expense decreased $12.1 million in fiscal 2005 when compared to fiscal 2004. Included in fiscal 2004 were a write-off of unamortized debt costs of $2.4 million and an early redemption premium of $6.5 million associated with the payoff of the Real Estate Trust’s $200 million Senior Secured Notes. Interest expense in fiscal 2005 includes interest of approximately $18.8 million on the $250 million 7.50% Senior Secured Notes which were issued on February 25, 2004. Interest expense in fiscal 2004 includes approximately $11.2 million of interest on the $250 million 7.50% Senior Secured Notes, for the period that the Notes were outstanding in the fiscal 2004 period, as well as approximately $9.8 million on the redeemed $200 million 9.75% Senior Secured Notes. Other interest expense was lower by approximately $1.0 million due to reduced mortgage interest expense, lower mortgage balances, lower line of credit interest expense and lower unsecured note interest. The average balance of outstanding borrowings decreased to $608.9 million in fiscal 2005 from $638.1 million in fiscal 2004, reflecting the payoff of principal of the $200 million Senior Secured Note debt, and lower mortgage and line of credit balances. The average cost of borrowings was 7.85% in fiscal 2005 and 9.06% in fiscal 2004. The decreased average cost of borrowings reflects the $6.5 million early redemption premium in the fiscal 2004 period as well as the 225 basis point reduction in the outstanding Senior Secured Note debt.

Depreciation expense increased $1.2 million, or 7.0%, reflecting capital improvements in both the hotel and office and industrial portfolios that have been placed in service during fiscal 2005 and the prior fiscal year.

Advisory, management and leasing fees paid to related parties increased $1.0 million or 8.1%, in fiscal 2005 when compared to fiscal 2004. The advisory fee in the fiscal 2005 period was $487,000 per month compared to $472,000 per month for the fiscal 2004 period, an aggregate increase of $180,000. The remainder of the increase, totaling $831,000, was due mainly to higher hotel management fees reflecting the 16.7% increase in hotel revenue.

General and administrative expense increased $986,000 from $2.4 million in fiscal 2004 to $3.4 million in fiscal 2005. The Real Estate Trust experienced higher accounting and legal costs in fiscal 2005 which were the major components of the increase.

Equity in earnings of unconsolidated entities reflected net earnings of $8.2 million in fiscal 2005 as compared to $7.8 million in fiscal 2004, an increase of $458,000, or 5.9%. Earnings from Saul Holdings Limited Partnership and Saul Centers were higher by $424,000 in fiscal 2005 period primarily due to increases in operating income generated as a result of the acquisition activity of those entities which offset additional general and administrative costs incurred by the organization. Losses from other investments totaled $582,000 in fiscal 2005 compared to $616,000 in fiscal 2004. These losses are a result of write-downs of a certain non-public investment accounted for under the equity method.

On July 11, 2005, approximately 22 acres of the Real Estate Trust’s 159 acre land parcel in Overland Park, Kansas was acquired by the Kansas Department of Transportation through a condemnation proceeding. The Real Estate Trust was awarded approximately $1.2 million which resulted in a gain of $263,000.

In February 2004, the Commonwealth of Virginia acquired 7.93 acres of land owned by the Real Estate Trust for use in a highway project. The Commonwealth of Virginia has paid $3.6 million which has resulted in an initial gain of approximately $2.7 million. In addition, in June 2004 the Real Estate Trust received a refund of approximately $117,000 for an expenditure relating to a September 2003 land sale. The original gain on the sale of this parcel was recorded in fiscal 2003. This refund has been recorded as an additional gain on sale of this land parcel in fiscal 2004.

Included in loss from operations of discontinued real estate assets for fiscal 2005 and 2004 are three hotel properties and another real estate property. One of the hotel properties was sold in December 2004 and the other real estate property was sold in January 2005. During fiscal 2005, the Real Estate Trust determined that it would sell two additional hotel properties. Operating losses from the three hotels totaled $1.1 million and $1.7 million for the year ended September 30, 2005 and 2004, respectively. Operating income for the other real estate property totaled $911,000 (including gain on disposition of $900,000) for the year September 30, 2005 and an operating loss of $32,000 for the year ended September 30, 2004. Also included in the 2005 period loss from operations of discontinued real estate assets are $1.6 million of costs associated with the defeasance of the mortgage which the hotel property secured, including a $1.5 million prepayment premium, and an additional loss of $17,000 which reflects the difference between the actual loss on the sale of the hotel property and the estimated loss recorded in fiscal 2004. Included in the 2004 loss from operations of discontinued real estate assets, is a write down of $310,000 associated with the hotel that was sold in December 2004.

BANKING

Overview. The Bank recorded operating income of $189.7 million for the year ended September 30, 2005, compared to operating income of $231.2 million for the year ended September 30, 2004. The decrease in income in fiscal year 2005 was primarily due to decreases in automobile rental income and servicing, securitization and mortgage banking income, as well as increases in servicing assets amortization and other loan expenses and salaries and employee benefits. An increase in net interest income and a decrease in depreciation and amortization partially offset the decreased income. The Bank’s net income in future periods will continue to be affected by increased operating expenses associated with expansion of the Bank’s branch network and other areas of business and the fixed payments associated with the REIT preferred stock and 2003 debentures.

Net Interest Income. Net interest income, before the provision for loan losses, increased $87.1 million (or 31.3%) in fiscal year 2005 from fiscal year 2004. The Bank recorded $0.4 million of interest income on non-accrual and restructured loans during fiscal year 2005. The Bank would have recorded additional interest income of $0.6 million in fiscal year 2005 if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank’s net interest income in future periods will continue to be adversely affected by the Bank’s non-performing assets. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Year Ended September 30,
	2005			2004			2003
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$11,047,463	$531,859	4.81%	$10,081,196	$411,640	4.08%	$8,512,601	$402,405	4.73%
Mortgage-backed securities	575,297	24,720	4.30	435,313	20,505	4.71	682,799	36,625	5.36
Federal funds sold and securities purchased under agreements to resell	84,134	2,296	2.73	67,738	748	1.10	70,282	885	1.26
Trading securities	6,534	364	5.57	27,079	1,355	5.00	87,247	4,801	5.50
Investment securities	182,794	4,741	2.59	58,488	1,163	1.99	46,399	1,192	2.57
Other interest-earning assets	231,111	8,588	3.72	219,553	5,860	2.67	191,318	5,643	2.95

Total	12,127,333	572,568	4.72	10,889,367	441,271	4.05	9,590,646	451,551	4.71

Non-interest earning assets:
Cash	347,513			287,557			298,697
Real estate held for investment or sale	22,079			20,785			24,597
Property and equipment, net	510,716			482,874			471,845
Automobiles subject to lease, net	294,198			635,526			1,039,802
Goodwill and other intangible assets, net	25,580			24,181			24,597
Other assets	696,546			480,141			355,771

Total assets	$14,023,965			$12,820,431			$11,805,955

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Checking deposits	$2,323,065	5,040	0.22	$2,094,878	4,351	0.21	$1,799,489	4,601	0.26
Savings deposits	1,209,376	3,407	0.28	1,200,609	3,294	0.27	1,099,990	4,921	0.45
Time deposits	2,027,324	52,419	2.59	1,746,956	33,447	1.91	1,925,830	49,195	2.55
Money market deposits	2,456,603	34,765	1.42	2,322,983	17,159	0.74	2,114,947	21,405	1.01

Total deposits	8,016,368	95,631	1.19	7,365,426	58,251	0.79	6,940,256	80,122	1.15
Borrowings	3,443,406	111,562	3.24	3,173,104	104,771	3.30	2,769,252	125,357	4.53

Total liabilities	11,459,774	207,193	1.81	10,538,530	163,022	1.55	9,709,508	205,479	2.12

Non-interest-bearing items:
Non-interest bearing deposits	1,373,432			1,146,484			1,091,918
Other liabilities	293,797			302,171			317,225
Minority interest	175,391			175,391			146,580
Stockholders’ equity	721,571			657,855			540,724

Total liabilities and stockholders’ equity	$14,023,965			$12,820,431			$11,805,955

Net interest income		$365,375			$278,249			$246,072

Net interest spread (2)			2.91%			2.50%			2.59%

Net yield on interest-earning assets (3)			3.01%			2.56%			2.57%

Interest-earning assets to interest-bearing liabilities			105.83%			103.33%			98.78%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Consolidated Statements of Operations and Comprehensive Income; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(In thousands)

	Year Ended September 30, 2005 Compared to Year Ended September 30, 2004 Increase (Decrease) Due to Change in (1)			Year Ended September 30, 2004 Compared to Year Ended September 30, 2003 Increase (Decrease) Due to Change in (1)
	Volume	Rate	Total Change	Volume	Rate	Total Change
Interest income:
Loans (2)	$41,918	$78,301	$120,219	$68,343	$(59,108)	$9,235
Mortgage-backed securities	6,139	(1,924)	4,215	(12,065)	(4,055)	(16,120)
Federal funds sold and securities purchased under agreements to resell	219	1,329	1,548	(31)	(106)	(137)
Trading securities	(1,129)	138	(991)	(3,046)	(400)	(3,446)
Investment securities	3,130	448	3,578	273	(302)	(29)
Other interest-earning assets	323	2,405	2,728	785	(568)	217

Total interest income	50,600	80,697	131,297	54,259	(64,539)	(10,280)

Interest expense:
Deposit accounts	5,536	31,844	37,380	4,657	(26,528)	(21,871)
Borrowings	8,788	(1,997)	6,791	16,549	(37,135)	(20,586)

Total interest expense	14,324	29,847	44,171	21,206	(63,663)	(42,457)

Increase (decrease) in net interest income	$36,276	$50,850	$87,126	$33,053	$(876)	$32,177

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in fiscal year 2005 increased $131.3 million (or 29.8%) from fiscal year 2004 primarily as a result of higher average yields on and higher average balances of loans receivable. Contributing to the increased interest income was an increase in interest income on mortgage-backed securities and other investments caused primarily by higher average balances.

The Bank’s net interest spread increased to 2.91% in fiscal year 2005 from 2.50% in fiscal year 2004. The 41 basis point increase was primarily the result of a 73 basis point increase in the average yield on loans, which was partially offset by a 26 basis point increase in the cost of deposits and borrowings. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 105.8% for fiscal year 2005 compared to 103.3% for fiscal year 2004.

Interest income on loans, the largest category of interest-earning assets, increased to $531.9 million for fiscal year 2005 from $411.6 million for fiscal year 2004, an increase of 29.2%, because of higher average yields on and higher average balances of loans receivable. The average yield on the loan portfolio increased to 4.81% from 4.08% from fiscal year 2004, reflecting increases in the various indices on which interest rates of adjustable rate loans are based. Interest income on residential mortgage loans increased $85.0 million due to a $757.5 million increase in average balances as well as a 72 basis point increase in the average yield (to 4.44% from 3.72%) during fiscal year 2005. Also contributing to the increased interest income on loans were higher average balances of and higher average yields on home equity loans, which resulted in a $29.1 million (or 46.0%) increase in interest income on those loans. Lower average yields on and lower average balances of automobile loans resulted in a $14.4 million (or 49.2%) decrease in interest income on those loans.

Interest income on mortgage-backed securities increased $4.2 million (or 20.6%) primarily due to increased average balances which was partially offset by a decrease in the average yields on those securities to 4.30% from 4.71%.

Interest expense on deposits increased $37.4 million (or 64.2%) during fiscal year 2005. The increase resulted primarily from a 40 basis point increase in the average rate on deposits (to 1.19% from 0.79%) due to increased rates paid by the Bank in response to higher market interest rates and, to a lesser extent, a $650.9 million increase in average deposit balances.

Interest expense on borrowings increased $6.8 million (or 6.5%) in fiscal year 2005 compared to fiscal year 2004. Interest expense on securities sold under repurchase agreements and other borrowings increased $6.3 million and interest expense on advances from the FHLB of Atlanta increased $4.3 million due primarily to higher average balances. The average balances of subordinated debentures decreased by $34.4 million, and the average rate on those borrowings decreased by 69 basis points, resulting in a decrease of $3.8 million in interest expense. On December 2, 2003, the Bank issued $175.0 million aggregate principal amount of 6 7/8% subordinated debentures due 2013. On January 2, 2004, the net proceeds of the offering, along with short-term borrowings, were used to redeem all $250.0 million of the Bank’s 9 1/4% subordinated debentures due 2005 and 2008.

Provision for Loan Losses. During fiscal year 2005, the Bank recorded a negative provision for loan losses of $11.6 million, compared to a negative provision of $14.5 million in fiscal year 2004. Management’s prior decisions to discontinue subprime automobile lending and indirect consumer lending, and focus more on residential mortgages, have improved the overall credit quality of the Bank’s loan portfolio. As the balances of automobile loans continue to decline, charge-offs and delinquencies also have been declining. The combination of these factors contributed to the Bank’s decision to reduce the provision for loan losses. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income decreased to $442.8 million in fiscal year 2005 from $539.5 million in fiscal year 2004. The $96.7 million (or 17.9%) decrease was primarily attributable to decreases in servicing, securitization and mortgage banking income and automobile rental income, offset partially by an increase in other income.

Servicing, securitization and mortgage banking income decreased to $172.0 million in fiscal year 2005, from $216.1 million in fiscal year 2004, a 20.4% decrease. The reduction resulted from a $121.0 million decrease in fair value of interest-only strips receivables during the current period. Also contributing to this decrease was a decrease in gain on sales of loans. During fiscal year 2005, the Bank recognized gains of $185.5 million resulting from the securitization and/or sale of $6.5 billion of loans compared to gains of $193.6 million resulting from the securitization and/or sale of $6.5 billion of loans during fiscal year 2004. Partially offsetting the decreased income were increases in fees related to the prepayments of certain residential mortgage loans.

Automobile rental income decreased to $82.0 million during fiscal year 2005 from $157.0 million in the prior year, a 47.8% decrease. The $75.0 million decrease resulted primarily from a $341.3 million (or 53.7%) decrease in average outstanding leases as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Other income increased to $52.5 million in fiscal year 2005 from $37.3 million in fiscal year 2004, a 40.8% increase. The $15.2 million increase in fiscal year 2005 was primarily due to earnings of $12.7 million on a joint venture investment.

Operating Expenses. Operating expenses during fiscal year 2005 increased $29.0 million (or 4.8%) from fiscal year 2004. The increase was largely due to increases in servicing assets amortization and other loan expenses, salaries and employee benefits, property and equipment and marketing, which were partially offset by a reduction in depreciation and amortization.

Servicing assets amortization and other loan expenses increased to $96.6 million in fiscal year 2005 from $53.5 million in fiscal year 2004, an 80.5% increase. The increase resulted primarily from an increase in servicing assets amortization to $62.9 million and a $19.9 million increase in the mortgage servicing rights valuation allowance caused by a decrease in the value of the Bank’s servicing assets during fiscal year 2005 compared to servicing assets amortization of $44.9 million and a decrease of $2.0 million in the mortgage servicing rights valuation allowance caused by an increase in the value of the Bank’s mortgage servicing assets during fiscal year 2004.

Salaries and employee benefits increased $33.5 million (or 14.4%) in fiscal year 2005 due primarily to increased expenses in the retail branch network.

Property and equipment increased $7.6 million (or 19.4%) in fiscal year 2005 due to increased rent expense due to the addition of new branch offices.

Marketing expenses increased $7.1 million (or 58.2%) in the current period due to increased efforts to further promote the Bank’s products and services.

Depreciation and amortization expense decreased $57.2 million (or 35.6%). Depreciation expense related to automobiles subject to lease decreased $60.2 million, to $60.7 million in fiscal year 2005, due to lower levels of outstanding leases resulting from the Bank’s prior decision to discontinue origination of automobile leases.

FISCAL 2004 COMPARED TO FISCAL 2003

REAL ESTATE

The Real Estate Trust recorded an operating loss from continuing operations of $22.3 million for fiscal 2004, compared to an operating loss from continuing operations of $13.3 million for fiscal 2003. The change reflects improved operating results in the hotel portfolio and lower write-downs of the Real Estate Trust’s non-public investments which were offset by declining results in the office and industrial portfolio, increased interest expense, the write-off of unamortized debt costs of $2.4 million, the early redemption premium of $6.5 million, included in interest and amortization of debt expense, associated with the payoff of the Real Estate Trust’s $200 million Senior Secured Notes and differences in the respective gains recognized on property sales, $9.1 million in fiscal 2003 compared to $2.8 million in fiscal 2004.

Income after direct operating expenses from hotels, which excludes the three hotel properties that are held for sale, increased $6.7 million, or 26.8%, in fiscal 2004 from the level achieved in fiscal 2003. Total revenue increased $11.7 million, or 16.0%, as the overall occupancy percentage for the hotel properties increased from 62.4% in fiscal 2003 to 69.0% in fiscal 2004 while the average room rate increased $6.09, or 6.7% from $90.46 in fiscal 2003 to $96.55 in fiscal 2004, reflecting improved demand at the Real Estate Trust’s hotel properties, particularly the Northern Virginia and Florida properties. Room sales for fiscal 2004 increased $10.6 million, or 18.1%, from fiscal year 2003, while food, beverage and other sales increased $1.1 million, or 7.5%. Direct operating expenses increased $5.0 million, or 10.4%, reflecting increased operating costs, such as payroll, advertising and other operating costs associated with the increased hotel occupancy.

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

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $248,000, or 23.6%, in fiscal 2004 principally due to higher interest income in the 2004 period reflecting the increased invested cash balance resulting from the net proceeds received from the $250 million Senior Secured Debt offering.

Land parcels and other expense remained relatively stable between the two periods at approximately $1.0 million in fiscal 2004 and fiscal 2003.

Interest and amortization of debt expense increased $9.6 million, or 19.8%, from $49.0 million in the fiscal 2003 period to $58.6 million in the fiscal 2004 period. The fiscal 2004 period includes the $6.5 million redemption premium paid as a result of the early redemption of the $200 million Senior Secured Notes. Other interest expense, which increased $954,000 in the fiscal 2004 period, includes interest on the new $250 million Senior Secured Notes which were issued on February 25, 2004 and interest is payable from that date, therefore interest expense includes interest on both the $200 million and the $250 million Senior Secured Debt from February 25, 2004 through March 31, 2004. This overlap in interest resulted in additional interest charges of approximately $1.9 million in the fiscal 2004 period. This increase in interest expense was slightly offset by lower interest expense on other debt due to lower mortgage and line of credit balances and lower interest rates on those borrowings. The average balance of outstanding borrowings increased to $638.1 million in the fiscal 2004 period from $585.1 million in the fiscal 2003 period, reflecting the overlap period of the Senior Secured Debt which offset lower mortgage and line of credit balances. The average cost of borrowings was 9.06% in the fiscal 2004 period and 8.68% in the fiscal 2003 period, reflecting the $6.5 million redemption premium paid in fiscal 2004 which offset the 225 basis point reduction in the outstanding Senior Secured Note debt. Amortization of debt expense increased $2.2 million, reflecting the write-off of unamortized debt costs of $2.4 million relating to the $200 million Senior Secured Notes. This increase was slightly offset by lower other debt cost amortization reflecting debt refinancing and extensions which settled during the 2003 fiscal year.

Depreciation expense decreased $92,000, or 0.5%, as a result of the retirement of certain office and hotel improvements in fiscal 2003 which offset the additional depreciation expense of new income-producing assets and tenant improvements placed into service in fiscal 2004.

Advisory, management and leasing fees paid to related parties increased $753,000, or 6.4%, in the fiscal 2004 period when compared to the fiscal 2003 period. The advisory fee in fiscal 2004 was $472,000 per month compared to $458,000 per month for fiscal 2003, an aggregate increase of $168,000. The remainder of the cost increase, totaling $585,000, was due to higher hotel management fees reflecting the 16.0% increase in hotel revenue and increased office leasing costs paid.

General and administrative expense decreased $380,000, or 13.5%, from $2.8 million in the fiscal 2003 period to $2.4 million in the fiscal 2004 period. Lower legal and licensing costs were slightly offset by other increases, such as the write-off of certain acquisition and development costs for projects that the Real Estate Trust has determined not to pursue.

Equity in earnings of unconsolidated entities reflected net earnings of $7.8 million in the fiscal 2004 period as compared to $7.2 million in the fiscal 2003 period, an increase of approximately $600,000. Earnings from Saul Holdings Limited Partnership and Saul Centers were lower by $239,000 in fiscal 2004 primarily due to the dilution caused by the November 2003 Saul Centers preferred stock offering. Losses from other investments totaled $616,000 in fiscal 2004 as compared to losses of $1.4 million in fiscal 2003. These losses are a result of write-downs of a certain non-public investment accounted for under the equity method.

The Real Estate Trust recorded an impairment charge of $998,000 in the fiscal 2003 period due to write-downs of certain non-public investments accounted for under the cost method. No impairment charges were recorded in the fiscal 2004 period.

In February 2004, the Commonwealth of Virginia acquired 7.93 acres of land owned by the Real Estate Trust for use in a highway project. The Commonwealth of Virginia has paid $3.6 million which has resulted in an initial gain of approximately $2.7 million. In addition, in June 2004 the Real Estate Trust received a refund of approximately $117,000 for an expenditure relating to a September 2003 land sale. The original gain on the sale of this parcel was recorded in fiscal 2003. This refund has been recorded as an additional gain on sale of this land parcel in fiscal 2004.

On September 25, 2003, the Real Estate Trust sold a land parcel in Rockville, Maryland for $11.3 million resulting in a gain of $9.1 million.

Included in loss from operations of discontinued real estate assets for fiscal 2004 and 2003 are three hotel properties and an other real estate property. Operating losses from the three hotels totaled $1.7 million and $1.6 million for fiscal 2004 and 2003, respectively. Included in the 2004 loss from operations of discontinued real estate assets, is a write down of $310,000 applicable to a hotel property to arrive at its estimated fair vale, less cost to sell. The sale of this hotel asset closed on December 9, 2004. The other real estate property has a loss of $32,000 for fiscal 2004 and income of $60,000 for fiscal 2003. The sale of the other real estate asset closed in January 2005. The two remaining hotel properties continue to be held for sale.

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

The Bank’s net interest spread decreased slightly to 2.50% in fiscal year 2004 from 2.59% in fiscal year 2003. The 9 basis point decrease reflected a greater decrease in interest earning asset average yields than interest bearing liability average costs. Average interest-earning assets as a percentage of average interest bearing liabilities increased to 103.3% in fiscal year 2004 compared to 98.8% in fiscal year 2003.

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

Servicing, securitization, and mortgage banking income increased to $216.1 million in fiscal year 2004, from $144.2 million in fiscal year 2003, primarily as a result of an increase in the volume of loans securitized and sold. The Bank securitized and sold $4.9 billion of loans receivable during fiscal year 2004 compared to $2.6 billion in the prior year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Trust and its consolidated subsidiaries are included in this report on the pages indicated and are incorporated herein by reference:

(a)	Report of Independent Registered Public Accounting Firm.	65

(b)	Consolidated Balance Sheets—As of September 30, 2005 and 2004.	66

(c)	Consolidated Statements of Operations—For the years ended September 30, 2005, 2004 and 2003.	67-68

(d)	Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity— For the years ended September 30, 2005, 2004 and 2003.	69

(e)	Consolidated Statements of Cash Flows—For the years ended September 30, 2005, 2004 and 2003.	70-71

(f)	Notes to Consolidated Financial Statements.	72-111

Summary financial information with respect to the bank is also included in Part I, Item 1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TRUSTEES AND SHAREHOLDERS

B.F. SAUL REAL ESTATE INVESTMENT TRUST

We have audited the accompanying consolidated balance sheets of B.F. Saul Real Estate Investment Trust (“the Trust”) as of September 30, 2005 and 2004, and the related consolidated statements of operations, comprehensive income and changes in shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Trust’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B.F. Saul Real Estate Investment Trust as of September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005 in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Bank adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” effective July 1, 2003.

/s/ Ernst & Young LLP

McLean, Virginia

December 6, 2005

Consolidated Balance Sheets

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	September 30,
(In thousands)	2005	2004
ASSETS

Real Estate
Income-producing properties
Hotel	$246,144	$237,969
Office and industrial	194,643	184,454
Other	2,253	2,253

	443,040	424,676
Accumulated depreciation	(182,255)	(164,257)

	260,785	260,419
Land parcels	48,029	41,654
Real estate held for sale	10,043	12,941
Investment in Saul Holdings and Saul Centers	75,323	61,767
Cash and cash equivalents	13,920	31,842
Note receivable and accrued interest - related party	13,100	7,677
Other assets	44,630	41,869

Total real estate assets	465,830	458,169

Banking

Cash and due from banks	438,074	444,603
Interest-bearing deposits	69,425	97,945
Loans held for securitization and/or sale	1,718,132	1,965,476
Investment securities (market value of $198,769 and $70,905, respectively)	200,902	71,192
Mortgage-backed securities (market value of $849,764 and $415,503, respectively)	859,808	409,303
Loans receivable (net of allowance for losses of $28,640 and $37,750, respectively)	9,303,800	8,555,557
Federal Home Loan Bank stock	136,093	139,347
Real estate held for investment or sale (net of allowance for losses of $202 at September 30, 2004)	20,265	21,282
Property and equipment, net	534,371	492,907
Automobiles subject to lease, net	185,036	435,307
Goodwill and other intangible assets, net	30,923	24,035
Interest-only strips receivable	348,227	287,840
Servicing assets, net	164,592	147,856
Other assets	235,313	178,197

Total banking assets	14,244,961	13,270,847

TOTAL ASSETS	$14,710,791	$13,729,016

LIABILITIES

Real Estate
Mortgage notes payable	$278,411	$290,089
Mortgage notes payable - real estate held for sale	15,917	21,227
Notes payable - secured	250,000	250,000
Notes payable - unsecured	57,760	56,428
Other liabilities and accrued expenses	22,180	22,109
Deferred tax liability, net	35,951	36,448

Total real estate liabilities	660,219	676,301

Banking

Deposit accounts	9,781,768	8,855,118
Securities sold under repurchase agreements and other short-term borrowings	498,914	206,579
Federal Home Loan Bank advances	2,468,740	2,736,938
Custodial accounts	122,670	117,714
Amounts due to banks	85,902	65,177
Other liabilities	191,290	243,641
Capital notes - subordinated	175,000	175,000

Total banking liabilities	13,324,284	12,400,167

Commitments and contingencies
Minority interest held by affiliates	124,932	114,933
Minority interest — other	296,013	296,013

TOTAL LIABILITIES	14,405,448	13,487,414

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized, 6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	249,083	185,342

	349,184	285,443
Less cost of 1,834,088 common shares of beneficial interest in treasury	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	305,343	241,602

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,710,791	$13,729,016

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(In thousands, except per share amounts)	2005	2004	2003
REAL ESTATE

Income
Hotels	$98,621	$84,477	$72,822
Office and industrial (including $5,391, $5,205 and $5,290 of rental income earned from banking segment, respectively)	39,466	38,225	39,121
Other	1,724	1,301	1,053

Total income	139,811	124,003	112,996

Expenses
Direct operating expenses:
Hotels	60,002	52,905	47,927
Office and industrial properties	12,057	11,805	11,484
Land parcels and other	1,087	992	998
Interest and amortization of debt expense	46,503	58,645	48,969
Depreciation	18,878	17,646	17,738
Advisory, management and leasing fees - related parties	13,448	12,437	11,684
General and administrative	3,429	2,443	2,823

Total expenses	155,404	156,873	141,623

Equity in earnings (losses) of unconsolidated entities:
Saul Holdings and Saul Centers	8,828	8,404	8,643
Other, including impairment	(582)	(616)	(1,395)
Impairment loss on investments	—	—	(998)
Gain on sales of property	263	2,769	9,079

REAL ESTATE OPERATING LOSS	$(7,084)	$(22,313)	$(13,298)

BANKING

Interest income
Loans	$531,859	$411,640	$402,405
Mortgage-backed securities	24,720	20,505	36,625
Other	15,989	9,126	12,521

Total interest income	572,568	441,271	451,551

Interest expense
Deposit accounts	95,631	58,251	80,122
Short-term borrowings	67,275	20,012	10,836
Long-term borrowings	44,287	84,759	114,521

Total interest expense	207,193	163,022	205,479

Net interest income	365,375	278,249	246,072
Provision for loan losses	(11,569)	(14,522)	18,422

Net interest income after provision for loan losses	376,944	292,771	227,650

Other income
Deposit servicing fees	136,279	129,107	122,473
Servicing, securitization and mortgage banking income	172,037	216,052	144,158
Automobile rental income, net	81,963	157,034	235,360
Other	52,516	37,301	37,850

Total other income	442,795	539,494	539,841

Continued on following page.

Consolidated Statements of Operations (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(In thousands, except per share amounts)	2005	2004	2003
BANKING (Continued)

Operating expenses
Salaries and employee benefits	$266,601	$233,093	$212,697
Servicing assets amortization and other loan expenses	96,632	53,542	50,923
Property and equipment (including $5,391, $5,205 and $5,290 of rental expense paid to real estate segment, respectively)	46,615	39,032	38,309
Marketing	19,248	12,171	9,516
Data processing	34,664	35,452	35,301
Depreciation and amortization	103,319	160,509	215,961
Other	62,965	67,251	58,594

Total operating expenses	630,044	601,050	621,301

BANKING OPERATING INCOME	$189,695	$231,215	$146,190

TOTAL COMPANY
Income from continuing operations before income taxes and minority interest	$182,611	$208,902	$132,892
Income tax provision	59,240	70,597	46,779

Income from continuing operations before minority interest	123,371	138,305	86,113
Minority interest held by affiliates	(19,516)	(23,070)	(13,926)
Minority interest — other	(29,071)	(37,195)	(26,160)

INCOME FROM CONTINUING OPERATIONS	74,784	78,040	46,027
Discontinued real estate operations:
Loss from operations of discontinued real estate assets (including net gain (loss) on disposal of $882, $(310), $—, respectively)	(1,821)	(2,058)	(1,595)
Income tax benefit	(635)	(718)	(558)

LOSS ON DISCONTINUED REAL ESTATE OPERATIONS	(1,186)	(1,340)	(1,037)

Income before cumulative effect of change in accounting principle	73,598	76,700	44,990
Cumulative effect of change in accounting principle, net of tax	—	—	897

TOTAL COMPANY NET INCOME	$73,598	$76,700	$45,887

Dividends: Real Estate Trust’s preferred shares of beneficial interest	(5,418)	(5,418)	(5,418)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$68,180	$71,282	$40,469

NET INCOME (LOSS) PER COMMON SHARE
Income from continuing operations	$14.43	$15.11	$8.43
Discontinued operations	(0.25)	(0.28)	(0.22)
Cumulative effect of change in accounting principle	—	—	0.19

NET INCOME PER COMMON SHARE (BASIC AND DILUTED)	$14.18	$14.83	$8.40

DISTRIBUTIONS DECLARED PER COMMON SHARE	$1.37	$0.09	$—

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(Dollars in thousands)	2005	2004	2003
COMPREHENSIVE INCOME

Net income	$73,598	$76,700	$45,887
Other comprehensive income	—	—	—

TOTAL COMPREHENSIVE INCOME	$73,598	$76,700	$45,887

CHANGES IN SHAREHOLDERS’ EQUITY

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of year (516,000 shares)	$516	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of year (6,641,598 shares)	6,642	6,642	6,642

PAID-IN SURPLUS
Beginning and end of year	92,943	92,943	92,943

RETAINED EARNINGS
Beginning of year	185,342	112,424	68,438
Net income	73,598	76,700	45,887
Adjustments:
Saul Holdings investment, net of taxes of $1,308, $1,120 and $1,894, respectively	2,427	2,080	3,517
Other	(284)	—	—
Dividends:
Real Estate Trust preferred shares of beneficial interest	(5,418)	(5,418)	(5,418)
Real Estate Trust common shares of beneficial interest	(6,582)	(444)	—

End of year	249,083	185,342	112,424

TREASURY SHARES
Beginning of year (1,834,088, 1,834,088 and 1,814,688 shares, respectively)	(43,841)	(43,841)	(41,848)
Purchases (19,400 shares)	—	—	(1,993)

End of year (1,834,088 shares)	(43,841)	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	$305,343	$241,602	$168,684

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(In thousands)	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES

Real Estate
Net loss	$(4,465)	$(15,580)	$(9,815)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net gains on sale of property	(1,145)	(2,459)	(9,079)
Impairment losses on investments	—	—	998
Depreciation	19,857	19,053	19,330
Amortization of debt expense	2,197	4,507	2,028
Equity in net earnings of unconsolidated entities, net of net distributions of $4,910, $6,527 and $6,527, respectively	(3,336)	(1,262)	(721)
Deferred tax benefit	(922)	(1,123)	(657)
Increase in accounts receivable and accrued income	(4,438)	(10,766)	(3,346)
Decrease in accounts payable and accrued expenses	(493)	(6,023)	(3,465)
Dividends and tax sharing payments	41,320	33,611	27,460
Other	488	(1,725)	(2,435)

	49,063	18,233	20,298

Banking
Net income	78,063	92,280	55,702
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	40,399	28,502	24,393
Deferred tax provision (benefit)	(44,853)	(49,481)	42,812
Depreciation and amortization	103,319	160,509	215,961
Provision for loan losses	(11,569)	(14,522)	18,422
Minority interest held by affiliates	19,516	23,070	13,926
Minority interest - other	10,000	18,193	9,750
Proceeds from sales of trading securities	192,105	668,458	2,297,793
Purchases and net fundings of loans held for securitization and/or sale	(5,620,487)	(6,686,606)	(6,438,614)
Proceeds from sales of loans held for securitization and/or sale	6,316,045	5,810,798	3,773,127
Increase in interest-only strips receivable	(60,387)	(148,059)	(50,475)
Increase in servicing assets	(16,737)	(51,588)	(35,838)
(Increase) decrease in other assets	(88,963)	(20,938)	4,570
Increase (decrease) in custodial accounts	4,956	(56,128)	(34,963)
Increase (decrease) in other liabilities	19,255	10,267	(38,936)
Other	18,633	(12,938)	(40,008)

	959,295	(228,183)	(182,378)

Net cash provided by (used in) operating activities	1,008,358	(209,950)	(162,080)

CASH FLOWS FROM INVESTING ACTIVITIES

Real Estate
Capital expenditures and acquisition - properties	(29,946)	(17,973)	(9,855)
Property sales, net	4,715	3,719	11,306
Note receivable and accrued interest — related party (Advances)/repayments, net	(5,423)	(4,690)	3,500
Equity investment in Saul Holdings and Saul Centers	(5,901)	(3,306)	(2,314)
Other investments	(776)	(800)	(1,864)

	(37,331)	(23,050)	773

Banking
Proceeds from maturities of investment securities	—	10,000	—
Purchases of investment securities	(129,401)	(34,917)	—
Proceeds from redemption of Federal Home Loan Bank stock	282,492	287,599	152,625
Purchases of Federal Home Loan Bank stock	(279,238)	(319,573)	(171,350)
Net principal collected of loans	5,451,943	3,558,267	3,200,940
Net funding and purchases of loans receivable	(7,235,055)	(5,046,003)	(4,162,382)
Principal collected on mortgage-backed securities	217,497	186,654	636,084
Purchases of mortgage-backed securities	(299,866)	(9,105)	—
Net repayments (purchases) of automobiles subject to lease	189,540	299,199	84,603
Net purchases of property and equipment	(84,577)	(64,197)	(32,175)
Net proceeds from sales of property and equipment	—	23,320	—
Net proceeds from sales of real estate	12,031	9,500	13,957
Disbursements for real estate held for investment or sale	(5,895)	(3,272)	(3,525)
Other	(7,019)	—	—

	(1,887,548)	(1,102,528)	(281,223)

Net cash used in investing activities	(1,924,879)	(1,125,578)	(280,450)

Continued on following page.

Consolidated Statements of Cash Flows (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(In thousands)	2005	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES

Real Estate
Proceeds from mortgage financing	$—	$—	$46,000
Principal curtailments and repayments of mortgages	(15,793)	(9,923)	(48,600)
Net secured note financings (repayments)	—	46,200	2,050
Proceeds from sales of unsecured notes	5,674	6,877	5,539
Repayments of unsecured notes	(4,342)	(5,798)	(5,346)
Costs of obtaining financings	(3,193)	(7,676)	(1,705)
Purchase of treasury stock	—	—	(1,993)
Cash dividends paid on preferred stock	(5,418)	(11,556)	(12,000)
Cash dividends paid on common stock	(6,582)	(444)	—

	(29,654)	17,680	(16,055)

Banking
Proceeds from customer deposits and sales of certificates of deposit	72,320,724	53,155,374	45,309,516
Customer withdrawals of deposits and payments for maturing certificates of deposit	(71,394,073)	(52,400,761)	(44,646,596)
Net increase (decrease) in securities sold under repurchase agreements	169,156	16,062	(499,324)
Capital contribution from parent	1,418	—	—
Advances from the Federal Home Loan Bank	23,046,342	17,470,676	13,445,065
Repayments of advances from the Federal Home Loan Bank	(23,314,541)	(16,721,207)	(13,160,560)
Net increase (decrease) in other borrowings	123,178	22,203	8,154
Issuance of 6 7/8% subordinated debentures	—	171,938	—
Issuance of 8% Noncumulative Perpetual Preferred Stock, Series C	—	120,622	—
Redemption of 13% Noncumulative Perpetual Preferred Stock, Series A	—	(81,750)	—
Redemption of 9 1/4% Subordinated Debentures	—	(252,775)	—
Cash dividends paid on preferred stock	(10,000)	(10,750)	(9,750)
Cash dividends paid on common stock	(49,000)	(31,000)	(20,000)

	893,204	1,458,632	426,505

Net cash provided by financing activities	863,550	1,476,312	410,450

Net (decrease) increase in cash and cash equivalents	(52,971)	140,784	(32,080)
Cash and cash equivalents at beginning of year	574,390	433,606	465,686

Cash and cash equivalents at end of year	$521,419	$574,390	$433,606

Components of cash and cash equivalents at end of year as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$13,920	$31,842	$18,979
Banking
Cash and due from banks	438,074	444,603	339,960
Interest-bearing deposits	69,425	97,945	74,667

Cash and cash equivalents at end of year	$521,419	$574,390	$433,606

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$253,831	$227,757	$248,372
Income taxes paid	140,850	107,689	17,415
Shares of Saul Centers, Inc. common stock	12,591	9,330	7,835
Cash received during the year from:
Dividends on shares of Saul Centers, Inc. common stock	6,703	6,023	5,521
Distributions from Saul Holdings Limited Partnership	6,569	6,527	6,527

Supplemental disclosures of noncash activities:
Rollovers of notes payable - unsecured	7,247	6,432	7,005
Loans held for securitization and/or sale exchanged for trading securities	190,578	658,587	2,270,261
Loans receivable transferred to loans held for securitization and/or sale	693,567	339,869	2,472,538
Loans receivable transferred to real estate acquired in settlement of loans	4,657	3,376	3,019
Loans receivable exchanged for mortgage-backed securities held-to-maturity	364,577	108,640	88,471

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – TRUST:

GENERAL

B.F. Saul Real Estate Investment Trust operates as a Maryland real estate investment trust. The principal business activities of B.F. Saul Real Estate Investment Trust and its consolidated subsidiaries (the “Trust” or “Total Company”) are the ownership of 80% of the outstanding common stock of Chevy Chase Bank, F.S.B., whose assets accounted for 97% of the Trust’s consolidated assets as of September 30, 2005, and the ownership and development of income-producing properties. The properties are located predominantly in the mid-Atlantic and Southeastern regions of the United States and consist principally of hotels, office projects, and undeveloped land parcels. Chevy Chase Bank, F.S.B. is a federally chartered and federally insured stock savings bank and, as such, is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and by the Federal Deposit Insurance Corporation (“FDIC”). The bank is principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and various types of consumer loans and leases and commercial loans. The bank’s principal deposit market is the Washington, DC metropolitan area.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NET INCOME PER COMMON SHARE

Net income per common share is determined by dividing net income, after deducting preferred share dividend requirements, by the weighted average number of common shares outstanding during the year. For fiscal years 2005, 2004 and 2003 weighted average number of shares used in the calculation was 4,807,510, 4,807,510 and 4,819,628, respectively. The Trust has no common share equivalents.

RECLASSIFICATIONS

Certain reclassifications of prior periods’ information have been made to conform with the presentation of the consolidated financial statements for the year ended September 30, 2005, including the reclassification of certain income and expense amounts to loss from operations of discontinued real estate assets to assure comparability of all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—REAL ESTATE TRUST:

CASH EQUIVALENTS

The Real Estate Trust considers all highly liquid, temporary investments with an original maturity of three months or less and money market accounts to be cash equivalents.

REAL ESTATE INVESTMENT PROPERTIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ACCOUNTS RECEIVABLE AND ACCRUED INCOME

Accounts receivable and accrued income of approximately $13.4 million and $12.6 million at September 30, 2005 and 2004, respectively, included in other assets in the financial statements, primarily represents amounts due from commercial property tenants in accordance with the terms of the respective leases and hotel property accounts based on contractual payment obligations. Receivables are reviewed monthly and reserves established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable from commercial property tenants includes minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

INVESTMENT IN SAUL CENTERS, INC.

The Real Estate Trust accounts for its investments in Saul Holdings Limited Partnership (“Saul Holdings”) and Saul Centers, Inc. (“Saul Centers”) on the equity method of accounting because the Trust does not have effective control of the respective entities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following are the fair values of each class of financial instruments and the methods and assumptions used to estimate the fair values.

Cash and Cash Equivalents and Notes Receivable – Related Party

The carrying amount approximates fair value because of the short-term maturity of these instruments.

Liabilities

The fair market value of notes payable—secured is approximately $250 million, based on management’s estimate of current market rates and conditions. The fair value of mortgage notes payable, which includes real estate held for sale, is based on management’s estimate of current market rates for its debt. At September 30, 2005, and 2004, the fair value of mortgage notes payable was $312.0 and $331.9 million, respectively. The fair value of notes payable—unsecured is based on the rates currently offered by the Real Estate Trust for similar notes. At September 30, 2005 and 2004, the fair value of notes payable—unsecured was $60.1 and $60.0 million.

NEW ACCOUNTING STANDARDS

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

The Emerging Issues Task Force (“EITF”) issued EITF 04-5, last updated on July 15, 2005, “Investors Accounting for an Investment in a Limited Partnership when the Investor is the General Partner and the Limited Partners have Certain Rights, (“EITF 04-5”) which addresses the General Partner in a limited partnership who is presumed to control the partnership unless the Limited Partners have the ability, through a majority vote, to remove the General Partner without cause or the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of business. EITF is effective as of June 29, 2005 for new limited partnerships and existing limited partnerships where the partnership agreement has been modified after that date or for fiscal periods beginning after December 15, 2005. The Trust has not entered into any new agreements or made any amendments to existing agreements that are covered by EITF 04-5. The Trust is evaluating the potential impact of EITF 04-5 with respect to existing agreements and does not anticipate that the adoption of EITF 04-5, if applicable, will have a material impact on its financial condition or results of operations.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – THE BANK:

Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

Federal Reserve Board regulations require the Bank to maintain reserves in the form of cash or deposits in its account at the Federal Reserve Bank of Richmond. The Bank’s average reserve requirements, before credit for vault cash, were $87.8, $70.5 and $56.0 million during the years ended September 30, 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loans Held for Securitization and/or Sale:

At September 30, 2005, loans held for securitization and/or sale were composed of single-family residential and home equity loans of $1,717.8 million and $341,000 respectively. At September 30, 2004, loans held for securitization and/or sale were composed of single-family residential and home equity loans of $1,965.1 million and $394,000 respectively. These loans are originated or purchased for sale in the secondary market and are carried at the lower of aggregate cost or aggregate market value. The Bank periodically securitizes and sells certain pools of loan receivables in the public and private markets in transactions that are recorded as sales. Single-family residential loans held for sale will either be sold or will be exchanged for mortgage-backed securities and then sold.

Gains and losses on sales of loans held for securitization and/or sale are determined using the specific identification method.

Investment and Mortgage-Backed Securities:

The Bank classifies its investment and mortgage-backed securities as either “held-to-maturity,” “available-for-sale” or “trading” at the time such securities are acquired. Investment and mortgage-backed securities classified as “held-to-maturity” are reported at amortized cost. Investment and mortgage-backed securities classified as “available-for-sale” are reported at fair value, with unrealized gains and losses, net of the related tax effect, reported as a separate component of stockholders’ equity. Investment and mortgage-backed securities classified as “trading” are reported at fair value, with unrealized gains and losses included in earnings. All investment securities and mortgage-backed securities are classified as held-to-maturity at September 30, 2005 and 2004. Premiums and discounts on investment securities and mortgage-backed securities are amortized or accreted using the level-yield method.

Trading Securities:

As part of its mortgage banking activities, the Bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Proceeds from sales of trading securities were $192.1, $668.5 and $2,297.8 million during the years ended September 30, 2005, 2004 and 2003, respectively. The Bank realized net gains of $2.3, $5.4 and $33.3 million on the sales of trading securities for the years ended September 30, 2005, 2004 and 2003, respectively. Gains and losses on sales of trading securities are determined using the specific identification method and are included in servicing, securitization and mortgage banking income in the Consolidated Statements of Operations. There were no mortgage-backed securities classified as trading securities at September 30, 2005 and 2004.

Loan Origination and Commitment Fees:

Nonrefundable loan fees, such as origination and commitment fees, and incremental loan origination costs relating to loans originated or purchased, are deferred. Net deferred fees (costs) related to loans held for investment are amortized over the life of the loan using the straight-line method for line of credit loans and the level-yield method for all other loan types. Net fees (costs) related to loans held for sale are deferred until such time as the loan is sold, at which time the net deferred fees (costs) become a component of the gain or loss on sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

At September 30, 2005, the Bank had no impaired loans. At September 30, 2004, the Bank had one impaired loan with a book value of $242,000 which was charged off during the year ended September 30, 2005. The Bank did not recognize any interest income on impaired loans during the years ended September 30, 2005, 2004 and 2003.

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

The unallocated allowance is based upon management’s evaluation and judgment of various conditions that are not directly measured in the determination of the allocated and specific allowances. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting the key lending areas of the Bank, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, regulatory examination results and findings of the Bank’s internal credit evaluations. At September 30, 2005 and 2004, most of the unallocated allowance relates to risks inherent in the mortgage loan portfolio, including, for example, geographic concentration and negative amortization features. The Bank has assessed its exposure related to damage to properties securing loans caused by the recent hurricanes in the Gulf Coast Region and, at this time, believes its unallocated allowance is sufficient to cover incurred but not identified losses related to its various loan portfolios.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Real Estate Held for Investment or Sale:

Real Estate Held for Investment:

At September 30, 2004, real estate held for investment consisted of one developed property owned by one of the Bank’s subsidiaries. Real estate held for investment is carried at the lower of cost or net realizable value. During the year ended September 30, 2005, the property was sold. See Note 28.

Real Estate Held for Sale:

Real estate held for sale consists of real estate acquired in settlement of loans (“REO”) and is carried at the lower of cost or fair value (less estimated selling costs). Costs relating to the development and improvement of property, including interest, are capitalized, whereas costs relating to the holding of property are expensed.

Property and Equipment:

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method, which allocates the cost of the applicable assets over their estimated useful lives as set forth in Note 18. Major improvements and alterations to office premises and leaseholds are capitalized. Leasehold and tenant improvements are amortized over the shorter of the terms of the respective leases (including renewal options that are expected to be exercised) or up to 40 years. Maintenance and repairs are charged to operating expenses as incurred.

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

Goodwill and Other Intangible Assets:

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Bank does not amortize goodwill, but, instead, subjects it to impairment testing. An impairment loss on goodwill is recognized if the fair value is less than the carrying amount. At September 30, 2005 and 2004, the fair value of the goodwill recorded on the Bank’s balance sheet exceeded its carrying value. At September 30, 2005 and 2004, goodwill totaled $29.6 and $23.7 million, respectively.

In July 2005, a subsidiary of the Bank purchased an investment management company and recorded goodwill of $5.9 million and an intangible asset of $1.1 million. The intangible asset is being amortized over its expected life. The subsidiary could be required to pay an additional $1.5 million for the company in future years if certain contingencies are satisfied.

The premium attributable to the value of home equity relationships related to certain home equity loans purchased in fiscal 1999, amounting to $221,000 and $320,000 at September 30, 2005 and 2004, respectively, is included in goodwill and other intangible assets in the Consolidated Statements of Financial Condition. This premium is being amortized over the estimated term of the underlying relationships. The Bank did not purchase any home equity loans during fiscal years 2005, 2004 and 2003.

Accumulated amortization of other intangible assets was $11.2 and $11.1 million at September 30, 2005 and 2004, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest-Only Strips Receivable:

The Bank accounts for its interest-only certificates and/or interest-only strips receivable (collectively, “interest-only assets”) as trading securities and, accordingly, carries them at fair value. The Bank uses certain assumptions to calculate the carrying values of the interest-only assets, mainly estimates of prepayment speeds, credit losses and interest rates, which are beyond the control of the Bank. To the extent actual results differ from the assumptions, the carrying values are adjusted accordingly. The fair value adjustments for interest-only assets are included in servicing, securitization and mortgage banking income. Fair value write downs of $121.0, $30.3 and $12.5 million were recorded in the years ended September 30, 2005, 2004 and 2003, respectively.

Interest income on interest-only assets is recognized under Emerging Issues Task Force (“EITF”) 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” over the estimated lives of the underlying loans.

Interest-only assets capitalized in the years ended September 30, 2005, 2004 and 2003 amounted to $275.4, $235.9 and $108.9 million, respectively, and were related to the securitization and sale of loan receivables. See Note 17.

Derivative Financial Instruments:

The Bank uses derivative financial instruments to reduce interest-rate risk with respect to its mortgage banking activities. At September 30, 2005 and 2004, all derivatives are recorded on the balance sheet at their fair market value. See Note 29.

Marketing:

Advertising costs are expensed as incurred.

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

4. LIQUIDITY AND CAPITAL RESOURCES—REAL ESTATE TRUST:

The Real Estate Trust’s cash flow from operating activities, excluding dividends and tax sharing payments from the Bank, has been historically insufficient to meet all of its cash flow requirements. The Real Estate Trust’s internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its indebtedness, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financing, the sale of unsecured notes, refinancing of maturing mortgage debt, proceeds from asset sales, and dividends and tax sharing payments from the bank. For the foreseeable future, the Real Estate Trust’s ability to generate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources. Dividends received from the Bank are a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the Bank’s operating performance and income, and regulatory restrictions on such payments. Dividend and tax sharing payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

During fiscal 2005, 2004 and 2003, the Bank made dividend payments totaling $39.2, $24.8 and $16.0 million to the Real Estate Trust. During fiscal 2005, 2004 and 2003, the Bank made tax sharing payments totaling $2.1, $8.8 and $11.5 million to the Real Estate Trust.

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

5. SAUL HOLDINGS LIMITED PARTNERSHIP AND SAUL CENTERS, INC.—REAL ESTATE TRUST:

In fiscal 1993, the Real Estate Trust entered into a series of transactions undertaken in connection with an initial public offering of common stock of a newly organized corporation, Saul Centers. The Real Estate Trust transferred its 22 shopping centers and one of its office properties together with the debt associated with such properties to a newly formed partnership, Saul Holdings, in which as of September 30, 2005, the Real Estate Trust owns (directly or through one of its wholly owned subsidiaries) a 19.2% interest, other entities affiliated with the Real Estate Trust own a 4.7% interest, and Saul Centers owns a 76.1% interest. Certain officers and trustees of the Trust are also officers and/or directors of Saul Centers.

In connection with the transfer of its properties to Saul Holdings, the Real Estate Trust was relieved of approximately $196 million in mortgage debt and deferred interest. Pursuant to a reimbursement agreement among the partners of Saul Holdings and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships have agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At September 30, 2005, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $100 million. The Real Estate Trust believes that Saul Holdings will be able to make all payments due with respect to its debt obligation.

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

The management of Saul Centers has adopted a strategy of maintaining a ratio of total debt to total asset value, as estimated by management, of fifty percent or less. The management of Saul Centers has concluded at September 30, 2005, that the total debt of Saul Centers remains below fifty percent of total asset value. The total asset value is determined by the management of Saul Centers as the aggregate fair value of the portfolio of properties by reference to the properties’ aggregate cash flow. As a result, the management of the Real Estate Trust has concluded that fundings under the reimbursement agreement are remote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2005, the Real Estate Trust’s investment in the consolidated entities of Saul Centers, which is accounted for under the equity method, consisted of the following.

(In thousands)	September 30, 2005	September 30, 2004
Saul Holdings:
Investment in partnership units	$13,718	$12,045
Distributions in excess of allocated net income	(22,425)	(21,169)
Saul Centers:
Investment in common shares	99,004	84,291
Distributions in excess of allocated net income	(14,974)	(13,400)

Total	$75,323	$61,767

The Trust’s investments in Saul Centers exceeded the underlying book value of the investment at the time of the purchases. At September 30, 2005 and 2004, the cumulative excess totaled $91.4 and $79.0 million, respectively. This amount is being amortized over the estimated remaining useful life of the underlying real estate assets. At September 30, 2005 and 2004, the unamortized balance was $80.7 and 70.3 million, respectively.

As of September 30, 2005, the Real Estate Trust, through its partnership interest in Saul Holdings of 19.2% and its ownership of common shares of Saul Centers of 26.6% (market value of $160.7 million at September 30, 2005), effectively owns 39.5% of the consolidated entities of Saul Centers. Substantially all of these shares and/or units have been deposited as collateral for the Trust’s revolving lines of credit. See Note 9.

As of September 30, 2004, the Real Estate Trust, through its partnership interest in Saul Holdings of 19.5% and its ownership of common shares of Saul Centers of 25.1% (market value of $134.5 million at September 30, 2004), effectively owned 38.5% of the consolidated entities of Saul Centers.

The unaudited Condensed Consolidated Balance Sheets as of September 30, 2005 and 2004, and the unaudited Condensed Consolidated Statements of Operations for the twelve months ended September 30, 2005, 2004 and 2003 of Saul Centers follow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,
(In thousands)	2005	2004
Assets
Real estate investments	$717,167	$666,834
Accumulated depreciation	(191,699)	(176,848)
Other assets	79,794	70,143

Total assets	$605,262	$560,129

Liabilities and stockholders’ equity
Mortgage notes payable	$461,416	$429,498
Other liabilities	33,659	31,754

Total liabilities	495,075	461,252
Minority Interests	1,484	—
Total stockholders’ equity	108,703	98,877

Total liabilities and stockholders’ equity	$605,262	$560,129

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Twelve Months Ended September 30,
(In thousands)	2005	2004	2003
Revenue
Base rent	$97,438	$87,785	$76,900
Other revenue	26,372	21,617	19,363

Total revenue	123,810	109,402	96,263

Expenses
Operating expenses	24,942	21,795	19,843
Interest expense and amortization of debt expense	29,663	26,357	26,701
Depreciation and amortization	24,137	20,458	16,815
General and administrative	9,527	7,785	6,032

Total expenses	88,269	76,395	69,391

Operating income	35,541	33,007	26,872
Non-operating item
Gain on sale of property	—	754	—

Net income before minority interest	35,541	33,761	26,872
Minority interest	(7,976)	(8,100)	(8,082)

Net income	27,565	25,661	18,790
Preferred dividends	(8,000)	(7,244)	—

Net income available to common shareholders	$19,565	$18,417	$18,790

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. REAL ESTATE INVESTMENT PROPERTIES—REAL ESTATE TRUST:

The following table summarizes the cost basis of income-producing properties and land parcels together with their related debt.

(Dollars in thousands)	No.	Land	Buildings and Improvements	Total	Related Debt
September 30, 2005
Income-producing properties (1)
Hotels	15	$17,291	$228,853	$246,144	$137,214
Office and industrial	14	16,678	177,965	194,643	$143,083
Other	3	2,253	—	2,253	—

	32	$36,222	$406,818	$443,040	$280,297	(2)

Land Parcels	12	$48,029	$—	$48,029	$—

(1)	Excludes real estate held for sale.
(2)	Amount includes $278.4 million of mortgage notes payable and approximately $1.9 million of capital leases.

(Dollars in thousands)	No.	Land	Buildings and Improvements	Total	Related Debt
September 30, 2004:
Income-producing properties (3)
Hotels	15	$17,291	$220,678	$237,969	$141,870
Office and industrial	13	14,786	169,668	184,454	149,593
Other	3	2,253	—	2,253	—

	31	$34,330	$390,346	$424,676	$291,463	(4)

Land Parcels	10	$41,654	$—	$41,654	$—

(3)	Excludes real estate held for sale.
(4)	Amount includes $290.1 million of mortgage notes payable and $1.4 million of capital leases.

On September 25, 2003, the Real Estate Trust sold 7.7 acres located in Rockville, Maryland, for $11.3 million, and recognized a gain of $9.1 million on the transaction.

In February 2004, the Commonwealth of Virginia acquired 7.93 acres of land owned by the Real Estate Trust for use in a highway project. The Commonwealth of Virginia has paid $3.6 million which has resulted in an initial gain of approximately $2.7 million.

In June 2004, the Real Estate Trust received a refund of approximately $117,000 for an expenditure relating to the September 2003 land sale. The original gain on the sale of this parcel was recorded in the fiscal year ended September 30 2003. This refund has been recorded as an additional gain on sale of this land parcel in the year ended September 30, 2004.

On December 9, 2004, the sale of a hotel property, which was placed on the market for sale during fiscal 2004, was finalized and the Real Estate Trust received proceeds from the sale of approximately $2.2 million, resulting in a loss of $327,000, $310,000 recognized in fiscal 2004 and $17,000 recognized in fiscal 2005.

On January 31, 2005, the Real Estate Trust sold one of its other real estate properties because the property no longer met the Real Estate Trust’s investment criteria. The Real Estate Trust received proceeds from the sale of approximately $1.4 million, resulting in a gain of $900,000.

On May 25, 2005, the Real Estate Trust acquired an approximately 12,000 square foot office building located in Montgomery County, Maryland for approximately $5.3 million. See Note 7.

During fiscal 2005, the Real Estate Trust placed two of its hotel properties on the market for sale, as these properties no longer meet its investment criteria. No adjustment to the carrying value of the properties was required. The sales are expected to close within the next twelve months.

On July 11, 2005, approximately 22 acres of the Real Estate Trust’s 159 acre land parcel in Overland Park, Kansas was acquired by the Kansas Department of Transportation through a condemnation proceeding. The Real Estate Trust was awarded approximately $1.2 million which resulted in a gain of $263,000.

On July 25, 2005, the Real Estate Trust closed on a $1.9 million purchase of a land parcel from the Bank located in Loudoun County, VA. The purchase was funded from available cash on hand. See Note 11.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On September 13, 2005, the Real Estate Trust closed on a $6.2 million purchase of a land parcel from the Bank located in Loudoun County, VA. The purchase was funded from cash on hand. See Note 11.

On November 1, 2005, the Real Estate Trust acquired a 137 room hotel property located in Fairfax County, Virginia for a purchase price of approximately $12.7 million, which included the assumption of a mortgage note of $5.8 million. See Note 38.

7. REAL ESTATE ACQUIRED – OPERATING PROPERTIES – REAL ESTATE TRUST:

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

As of September 30, 2005 the gross carrying amount of the lease intangible assets included in lease acquisition costs was $150,000 and accumulated amortization was $25,000. Total amortization of this asset was $25,000 for the year ended September 30, 2005. As of September 30, 2005 the gross carrying amount of the below market lease intangibles included in other liabilities and accrued expenses was $266,000 and accumulated amortization was $50,000. Total amortization of this liability was $50,000 for the year ended September 30, 2005.

The following table summarizes the amortization of intangible (assets) liabilities related to in-places leases:

	(In thousands)
Fiscal Year	Lease acquisition costs	Below market leases	Total
2006	$(76)	$153	$77
2007	(34)	49	15
2008	(12)	13	1
2009	(3)	1	(2)

Total	$(125)	$216	$91

8. DISCONTINUED OPERATIONS – REAL ESTATE TRUST:

During the quarter ended June 30, 2005 the Real Estate Trust determined that it would sell two of its hotel properties which no longer met its investment criteria. Therefore, as of June 30, 2005, the Real Estate Trust determined that the held for sale criteria in accordance with FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” has been met for both properties. Accordingly, the Real Estate Trust has compared the carrying value of these assets to their estimated fair value, less cost to sell, to determine if the assets are impaired. The Real Estate Trust has determined that no adjustments to the carrying amounts are required. The assets are classified as Real Estate Held for Sale on the Consolidated Balance Sheets. Mortgage notes secured by these properties are classified as Mortgage notes payable – real estate held for sale on the Consolidated Balance Sheets. The combined operating loss of $905,000 for the year ended September 30, 2005 for the two properties is included in Loss from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations.

On January 31, 2005, the Real Estate Trust sold one of its other real estate properties resulting in a gain of approximately $900,000, which is included in Loss from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations. The Real Estate Trust received proceeds from the sale of approximately $1.4 million. The operating income, $11,000 for the year ended September 30, 2005, from this asset is also included in Loss from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations.

On December 9, 2004 the sale of a hotel property, which was placed on the market for sale during fiscal 2004, was finalized and the Real Estate Trust received proceeds from the sale of approximately $2.2 million. The proceeds from the sale, along with an additional $3.6 million from the Real Estate Trust, were paid into an escrow fund with which United States government securities were purchased. The government securities became replacement collateral for the loan securing the hotel, and became the sole source of payment for the $4.4 million loan (the “Defeased loan”). As a result of the transaction, the principal amount owed by the Real Estate Trust was reduced by $4.4 million, with corresponding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reductions in the principal and interest payments to be made to maturity. The escrow fund is maintained by Wells Fargo Bank, National Association, as Securities Intermediary and Custodian, and the Real Estate Trust is no longer the primary obligor with respect to the Defeased loan and therefore the debt is considered extinguished. Included in the Loss from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations for the year ended September 30, 2005 is an additional loss of $17,000 which reflects the difference between the actual loss on the sale of the property and the estimated loss recorded in Fiscal 2004. Also included in the Loss from Operations of Discontinued Real Estate Assets is an operating loss of $201,000 from the hotel property through December 9, 2004, the date of sale, and $1.6 million of costs associated with the defeasance of the mortgage loan, including a $1.5 million prepayment premium.

9. DEBT—REAL ESTATE TRUST:

Mortgage notes payable are secured by various income-producing properties, land parcels, and properties under construction. Almost all mortgage notes are payable in monthly installments, have maturity dates ranging to 2021 and accrue interest at annual rates from 3.1% to 9.1%. Certain mortgages contain a number of restrictions, including cross default provisions.

Notes payable—unsecured includes notes which have been sold by the Real Estate Trust directly to investors at varying interest rates with maturities of one to ten years. These notes do not contain any provisions for conversion, sinking fund or amortization, but are subject to a provision permitting the Real Estate Trust to call them prior to maturity as long as the notes have been outstanding for over one year. The weighted average interest rates were 7.1% and 8.5% at September 30, 2005 and 2004, respectively. During fiscal 2005 and 2004, the Real Estate Trust sold notes amounting to approximately $12.9 and $13.3 million, respectively.

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

On January 31, 2005, the Real Estate Trust executed an extension and expansion of its $55.0 million secured revolving credit facility with an unrelated bank. The credit facility was increased to $60.0 million, the interest rate spread over the floating index was reduced by 25 basis points to 200 basis points over the floating rate index and the term of the credit facility was extended to January 31, 2008, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Limited Partnership and Saul Centers. At September 30, 2005, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $60.0 million.

On June 30, 2005, the Real Estate Trust executed an extension and expansion of its $45.0 million secured revolving credit facility with an unrelated bank. The credit facility was increased to $60.0 million and the term of the credit facility was extended to June 30, 2008. The interest rate spread remained the same at 200 basis points over the floating rate index. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Limited Partnership and Saul Centers. At September 30, 2005, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $60.0 million.

On August 2, 2005, the Real Estate Trust entered into a commitment with a lender for a prospective $76.0 million refinancing for one of its office properties. In connection with this refinancing the Real Estate Trust has placed deposits of approximately $1.8 million with the lender.

At September 30, 2005 the Real Estate Trust is in compliance with its debt covenants.

The maturity schedule for the Real Estate Trust’s outstanding debt, including mortgage notes payable for real estate held for sale, at September 30, 2005 for the fiscal years commencing October 1, 2005 is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes	Notes Payable—Secured	Notes Payable—Unsecured	Total
2006	$95,042	$—	$8,490	$103,532
2007	5,435	—	6,871	12,306
2008	5,670	—	5,231	10,901
2009	15,487	—	5,175	20,662
2010	10,079	—	6,040	16,119
Thereafter	162,615	250,000	25,953	438,568

Total	$294,328	$250,000	$57,760	$602,088

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Of the $294.3 million of mortgage notes outstanding at September 30, 2005, $286.7 million was non-recourse to the Real Estate Trust.

Included in the mortgage notes payable is a portfolio loan, secured by six operating properties, of approximately $86.0 million due on March 31, 2006. On December 2, 2005 the Real Estate Trust refinanced one of the six properties with a new 10 year mortgage note of $76.0 million. The proceeds from this refinancing, along with available cash and line of credit borrowings were used to repay the portfolio loan. As a result the Real Estate Trust unlevered the remaining five properties. See Note 38.

10. INCOME FROM COMMERCIAL PROPERTIES—REAL ESTATE TRUST:

Income from commercial properties includes minimum rent arising from non-cancelable commercial leases. Minimum rent for fiscal years 2005, 2004 and 2003 amounted to $34.9, $33.9 and $34.5 million, respectively. Future minimum rentals as of September 30, 2005 under non-cancelable leases are as follows:

Fiscal Year	(In thousands)
2006	$34,134
2007	28,449
2008	24,683
2009	19,997
2010	12,870
Thereafter	39,171

Total	$159,304

11. TRANSACTIONS WITH RELATED PARTIES—REAL ESTATE TRUST:

TRANSACTIONS WITH B. F. SAUL COMPANY AND ITS SUBSIDIARIES

The Real Estate Trust has been managed by B. F. Saul Advisory Company, L.L.C., (the “Advisor”), a wholly-owned subsidiary of B. F. Saul Company (“Saul Co.”). All of the Real Estate Trust officers and four Trustees of the Trust are also officers and/or directors of Saul Co. The Advisor is paid a fixed monthly fee which is subject to annual review by the Trustees. The monthly fee was $487,000 during fiscal 2005, $472,000 during fiscal 2004, and $458,000 during fiscal 2003. Effective October 1, 2005 the Advisors obligations under the advisory contract were assigned to Saul Co. In addition the agreement was extended until September 30, 2006, and will continue thereafter unless canceled by either party at the end of any contract year.

Saul Co. and B.F. Saul Property Company (“Saul Property Co.”), a wholly-owned subsidiary of Saul Co., provide services to the Real Estate Trust through commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property agreements. Fees paid to Saul Co. and Saul Property Co. amounted to $9.1, $8.6 and $7.7 million in fiscal 2005, 2004 and 2003, respectively, related to these services.

The Real Estate Trust reimburses the Advisor and Saul Property Co. for costs and expenses incurred on behalf of the Real Estate Trust, in-house legal expenses, and for all travel expenses incurred in connection with the affairs of the Real Estate Trust.

The Real Estate Trust currently also pays the Advisor fees equal to 2% of the principal amount of the unsecured notes as they are issued to offset its costs of administering the program. These payments amounted to $267,000, $266,000 and $251,000 in fiscal 2005, 2004 and 2003, respectively.

A subsidiary of Saul Co. is a general insurance agency which receives commissions and countersignature fees in connection with the Real Estate Trust’s insurance program. Such commissions and fees amounted to approximately $316,000, $288,000 and $302,000 in fiscal 2005, 2004 and 2003, respectively.

Under an unsecured demand note receivable from Saul Co. not to exceed $15.3 million, the Real Estate Trust advanced an additional net amount of $5.4 million during the current year. During fiscal 2004, the Saul Co. borrowed an additional $4.7 million. During fiscal 2003 curtails of $3.5 million were paid by the Saul Co. Interest on the loan is computed by reference to a floating rate index. At September 30, 2005 and 2004, the total due the Real Estate Trust was $13.1 million and $7.7 million, respectively. The balance of $7.7 million at September 30, 2004 included accrued interest of $1.8 million. Interest earned on these loans amounted to $616,000, $108,000 and $151,000 during fiscal 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TRANSACTIONS WITH CHEVY CHASE BANK AND ITS SUBSIDIARIES

On July 25, 2005 the Real Estate Trust closed on a $1.9 million purchase of a land parcel from the Bank located in Loudoun County, VA. The purchase was funded from available cash on hand.

On September 13, 2005 the Real Estate Trust closed on a $6.2 million purchase of a land parcel from the Bank located in Loudoun County, VA. The purchase was funded from cash on hand.

The purchase price for the two acquisitions was established using independent appraisals. The Bank realized gains totaling $2.3 million on the two sales. The gains are eliminated in consolidation and the Real Estate Trust has recorded these land parcels using the Bank’s carryover basis.

REMUNERATION OF TRUSTEES AND OFFICERS

For fiscal years 2005, 2004, and 2003, the Real Estate Trust paid the Trustees approximately $104,000, $109,000 and $105,000, respectively, for their services. No compensation was paid to the officers of the Real Estate Trust for acting as such; however, one Trustee was paid by the Bank for his services as Chairman of the Board and Chief Executive Officer of the Bank, and four others received payments for their services as directors of the Bank. Four of the Trustees and all of the officers of the Real Estate Trust receive compensation from Saul Co. as directors and/or officers.

SAUL HOLDINGS LIMITED PARTNERSHIP AND SAUL CENTERS, INC.

The Real Estate Trust accounts for these investments under the equity method. The Real Estate Trust’s share of earnings for fiscal 2005, 2004 and 2003 was $8.8, $8.4 and $8.6 million, respectively. See Note 5.

OTHER TRANSACTIONS

The Real Estate Trust leases space to the Bank and Saul Property Co. at several of its income-producing properties. Minimum rents and expense recoveries paid by these affiliates amounted to approximately $5.4, $5.2 and $5.3 million in fiscal 2005, 2004 and 2003, respectively.

12. INVESTMENT AND MORTGAGE-BACKED SECURITIES – THE BANK:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
September 30, 2005
Investment securities:
Original maturity after one year, but within five years	$200,902	$—	$2,133	$198,769
Mortgage-backed securities:
FNMA	283,709	583	2,805	281,487
FHLMC	544,695	1,831	9,653	536,873
Private label, AAA-rated	31,404	—	—	31,404

Total	$1,060,710	$2,414	$14,591	$1,048,533

(In thousands)
September 30, 2004
Investment securities:
Original maturity after one year, but within five years	$71,192	$—	$287	$70,905
Mortgage-backed securities:
FNMA	222,953	2,291	681	224,563
FHLMC	130,926	4,794	4	135,716
Private label, AAA-rated	55,424	—	200	55,224

Total	$480,495	$7,085	$1,172	$486,408

There were no sales of investment securities during the years ended September 30, 2005, 2004 and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table above shows that some of the securities in the held-to-maturity investment portfolio had unrealized losses, or were temporarily impaired, as of September 30, 2005 and 2004. This temporary impairment represents the amount of loss that would be realized if the securities were sold at the valuation date, and occurs as a result of changes in overall bond yields between the date the bond was acquired and the valuation date. The unrealized losses associated with the U.S. Government and mortgage-backed securities are not considered to be other than temporary because they relate to changes in interest rates and do not affect the expected cash flows of the securities. Securities which were temporarily impaired at September 30, 2005 and 2004 are shown below, along with the length of the impairment period.

	September 30, 2005
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$68,945	$892	$69,902	$87	$138,847	$979
Agency debt securities	58,552	1,155	—	—	58,552	1,155
Mortgage-backed securities	687,284	12,247	8,396	210	695,680	12,457

Total temporarily impaired securities	$814,781	$14,294	$78,298	$297	$893,079	$14,591

(In Thousands)	September 30, 2004
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$70,905	$287	$—	$—	$70,905	$287
Mortgage-backed securities	385,454	794	23,848	91	409,302	885

Total temporarily impaired securities	$456,359	$1,081	$23,848	$91	$480,207	$1,172

Contractual maturities of the Bank’s mortgage-backed securities at September 30, 2005 are as follows:

(In thousands)
Due within one year	$13,596
Due after one year, but within five years	61,138
Due after five years, but within ten years	93,094
Due after ten years	691,980

Total	$859,808

Accrued interest receivable on investment and mortgage-backed securities totaled $1.0 million and $4.8 million at September 30, 2005, respectively, and $483,000 and $1.7 million at September 30, 2004, respectively, and is included in other assets in the Consolidated Statements of Financial Condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. LOANS RECEIVABLE – THE BANK:

Loans receivable is composed of the following:

(In thousands)	September 30,
	2005	2004
Single-family residential	$5,843,205	$5,232,551
Home equity	1,796,148	1,721,605
Other real estate	358,937	261,997
Commercial	1,035,972	920,178
Prime automobile	145,316	271,731
Other consumer	57,679	98,925

	9,237,257	8,506,987

Unearned discounts and net deferred loan origination costs	95,183	86,320
Allowance for losses on loans	(28,640)	(37,750)

	66,543	48,570

Total	$9,303,800	$8,555,557

The Bank serviced loans owned by others amounting to $13,480.4 and $11,481.6 million at September 30, 2005 and 2004, respectively.

Accrued interest receivable on loans totaled $41.3 and $30.0 million at September 30, 2005 and 2004, respectively, and is included in other assets in the Consolidated Statements of Financial Condition.

14. ALLOWANCE FOR LOSSES – THE BANK:

Activity in the allowance for losses on loans receivable is summarized as follows:

(In thousands)	September 30,
	2005	2004	2003
Beginning Balance	$37,750	$58,397	$66,079
Provision for losses	(11,569)	(14,522)	18,422
Charge-offs	(14,522)	(26,558)	(44,957)
Recoveries	16,981	20,433	18,853

Ending Balance	$28,640	$37,750	$58,397

15. REAL ESTATE HELD FOR INVESTMENT OR SALE – THE BANK:

Real estate held for investment or sale is composed of the following:

(In thousands)	September 30,
	2005	2004
Real estate held for investment (net of allowance for losses of $202 for September 30, 2004)	$—	$925
Real estate held for sale	20,265	20,357

Total real estate held for investment or sale	$20,265	$21,282

Income (loss) on real estate held for investment or sale is composed of the following:

(In thousands)	Year Ended September 30,
	2005	2004	2003
Income from operating properties	$795	$842	$957
Net gain on sales	917	1,400	5,823

Total	$1,712	$2,242	$6,780

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. LOAN SERVICING RIGHTS – THE BANK:

During fiscal year 2005, the Bank reduced the carrying value of its servicing assets as a result of higher actual and expected prepayments of loans underlying these assets.

Servicing assets are recorded when purchased and in conjunction with loan sales and securitization transactions when servicing rights are retained by the Bank. Activity in servicing assets is summarized as follows:

(In thousands)	Year ended September 30,
	2005	2004	2003
Beginning Balance	$164,764	$121,594	$105,963
Additions	99,551	97,415	77,485
Amortization	(62,916)	(44,898)	(31,198)
Sales	—	(5,228)	—
Charge-offs	(243)	(4,119)	(30,656)

Ending Balance	201,156	164,764	121,594
Valuation Allowance	(36,564)	(16,909)	(25,326)

Carrying Value	$164,592	$147,855	$96,268

Accumulated amortization was $270.6 and $207.7 million at September 30, 2005 and 2004, respectively. The aggregate fair value of servicing assets at September 30, 2005 and 2004 was $177.5 and $149.4 million, respectively.

Activity in the valuation allowance for servicing assets is summarized as follows:

(In thousands)	Year Ended September 30,
	2005	2004	2003
Balance at beginning of year	$16,909	$25,326	$45,533
Additions (reductions) charged to loan expenses	19,898	(1,962)	10,449
Charge-offs	(243)	(4,119)	(30,656)
Sales	—	(2,336)	—

Balance at end of year	$36,564	$16,909	$25,326

There were no sales of rights to service mortgage loans during fiscal year 2005. During fiscal year 2004, the Bank sold $2.9 million of rights to service mortgage loans with principal balances of $214.9 million, which were originated by the Bank in connection with its mortgage banking activities, and recognized a gain of $105,000. There were no sales of rights to service mortgage loans during fiscal year 2003. Servicing fees are included in servicing, securitization and mortgage banking income in the Consolidated Statements of Operations.

At September 30, 2005 and 2004, key assumptions and the sensitivity of the current value of originated servicing assets to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

(Dollars in thousands)	September 30, 2005
	Single-Family Residential	Home Equity/ Home Improvement
Carrying value	$159,178	$89
Weighted average life (in years)	3.1	2.9
Prepayment speed assumption (annual rate) (1)	23.13%	34.01%
Impact on fair value at 10% adverse change	$(7,770)	$(6)
Impact on fair value at 20% adverse change	$(11,241)	$(11)
Discount rate (annual)	8.52%	8.12%
Impact on fair value at 10% adverse change	$(2,987)	$(2)
Impact on fair value at 20% adverse change	$(5,865)	$(3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands)	September 30, 2004
	Single-Family Residential	Home Equity/ Home Improvement
Carrying value	$143,041	$113
Weighted average life (in years)	4.0	2.1
Prepayment speed assumption (annual rate) (1)	19.37%	47.07%
Impact on fair value at 10% adverse change	$(4,872)	$(8)
Impact on fair value at 20% adverse change	$(9,370)	$(14)
Discount rate (annual)	8.50%	8.42%
Impact on fair value at 10% adverse change	$(2,716)	$(2)
Impact on fair value at 20% adverse change	$(5,652)	$(3)

(1)	Represents Constant Prepayment Rate.

17. LOAN SECURITIZATION TRANSACTIONS – THE BANK:

During fiscal year 2005, the Bank reduced the carrying value of its interest-only strips receivable as a result of higher actual and expected prepayments of loans underlying these assets.

The Bank periodically sells various loan receivables through asset-backed securitizations, in which receivables are transferred to trusts, and certificates are sold to investors. The following chart summarizes the Bank’s securitization activities:

(In thousands)	As of or for the year ended September 30,
	2005	2004	2003
Single-Family Residential
Loans sold into new trusts	$5,320,133	$4,853,624	$2,551,634
Outstanding trust certificate balance	9,446,395	7,246,410	3,509,029
Gains recognized	178,580	182,821	92,901

Automobile
Loans sold into new trusts	$—	$—	$—
Outstanding trust certificate balance	27,494	149,345	389,678
Gains recognized	—	—	—

Home Equity
Loans sold into existing trusts	$—	$3,929	$11,457
Outstanding trust certificate balance	—	—	20,097
Gains recognized	—	195	540

Home Improvement
Loans sold into existing trusts	$—	$—	$—
Outstanding trust certificate balance	—	—	19,205
Gains recognized	—	—	—

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

The following table summarizes certain cash flows received from securitization trusts:

(In thousands)	Year Ended September 30,
	2005	2004
Proceeds from new securitizations	$5,221,409	$4,774,686
Servicing fees received	31,576	20,290
Other cash flows received on retained interests	145,074	73,891

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Servicing, securitization and mortgage banking income includes the initial gains on current securitization and sale transactions and income from interest-only strips receivable recognized in connection with current and prior period securitization and sale transactions.

At September 30, 2005 and 2004, key assumptions and the sensitivity of the current fair value of the retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

(Dollars in thousands)	September 30, 2005
	Single-Family Residential		Automobile
Carrying value (1) (fair value)	$368,594		$3,048
Weighted average life (in years)	2.6		0.2
Prepayment speed assumption (average annual rate)	24.91	%(2)	1.50	%(3)
Impact on fair value at 10% adverse change	$(33,396)		$(1)
Impact on fair value at 20% adverse change	$(44,457)		$(10)
Expected credit losses (annual rate)	0.00%		4.73%
Impact on fair value at 10% adverse change	$—		$(29)
Impact on fair value at 20% adverse change	$—		$(57)
Discount rate (annual rate)	8.50%		8.00%
Impact on fair value at 10% adverse change	$(7,755)		$—
Impact on fair value at 20% adverse change	$(15,228)		$—

(Dollars in thousands)	September 30, 2004
	Single-Family Residential		Automobile
Carrying value (1) (fair value)	$295,805		$12,537
Weighted average life (in years)	3.8		0.5
Prepayment speed assumption (average annual rate)	19.91	%(2)	1.50	%(3)
Impact on fair value at 10% adverse change	$(21,328)		$(22)
Impact on fair value at 20% adverse change	$(39,206)		$(37)
Expected credit losses (annual rate)	0.01%		4.53%
Impact on fair value at 10% adverse change	$(22)		$(338)
Impact on fair value at 20% adverse change	$(43)		$(677)
Discount rate (annual rate)	8.50%		8.00%
Impact on fair value at 10% adverse change	$(7,593)		$(3)
Impact on fair value at 20% adverse change	$(13,586)		$(5)

(1)	Fiscal year 2005 includes interest-only assets of $348.2 million and reserve accounts of $23.4 million. Fiscal year 2004 includes interest-only assets of $287.8 million, reserve accounts of $19.0 million and overcollateralization of receivables of $1.5 million.
(2)	Expected weighted average life and prepayment speed assumptions are based on life of securitization.
(3)	Represents Constant Prepayment Rate. Certain loans may require the payment of a fee if the borrower prepays the loan during the period up to three years after origination. The Bank uses a lower prepayment assumption during these periods.

Key assumptions used in measuring retained interest at the date of securitizations completed during fiscal year 2005 and 2004 are as follows:

	Single-Family Residential
Year Ended September 30, 2005
Prepayment speed assumption (average annual rate)	22.20	%(1)
Expected credit losses (annual rate)	0.00%
Discount rate (annual rate)	8.50%

Year Ended September 30, 2004
Prepayment speed assumption (average annual rate)	20.43	%(1)
Expected credit losses (annual rate)	0.01%
Discount rate (annual rate)	8.50%

(1)	Expected weighted average life and prepayment speed assumptions are based on life of securitization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Principal balances, delinquent amounts and net credit losses for securitized loans were as follows:

(In thousands)	As of or for the year ended September 30, 2005
	Total Principal Amount of Loans	Principal Amount of Loans Past Due 90 Days or More or Non-Performing	Net Credit Losses (Recoveries)
Single-family residential	$8,989,069	$22,934	$(1)
Automobile	27,494	268	1,273

Total	$9,016,563	$23,202	$1,272

(In thousands)	As of or for the year ended September 30, 2004
	Total Principal Amount of Loans	Principal Amount of Loans Past Due 90 Days or More or Non-Performing	Net Credit Losses (Recoveries)
Single-family residential	$7,140,749	$12,104	$(239)
Automobile	150,957	2,300	8,612
Home equity, home improvement and related loans	—	—	(342)

Total	$7,291,706	$14,404	$8,031

18. PROPERTY AND EQUIPMENT – THE BANK:

Property and equipment is composed of the following:

(Dollars in thousands)	Estimated Useful Lives	September 30,
		2005	2004
Land	—	$101,700	$87,175
Projects in progress	—	13,252	13,144
Buildings and improvements	10-65 years	290,187	281,488
Leasehold and tenant improvements	7-40 years	175,275	147,762
Furniture and equipment	5-10 years	266,590	241,341
Automobiles	3-5 years	5,331	6,813

		852,335	777,723
Less:
Accumulated depreciation and amortization		317,964	284,816

Total		$534,371	$492,907

Depreciation and amortization expense related to property and equipment amounted to $42.5, $39.3 and $44.5 million for the years ended September 30, 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. AUTOMOBILES SUBJECT TO LEASE – THE BANK:

Automobiles subject to lease is composed of the following:

(Dollars in thousands)	Estimated Useful Lives	September 30,
		2005	2004
Automobiles	3-5 years	$327,432	$673,891
Less:
Accumulated depreciation		142,396	238,584

Total		$185,036	$435,307

Depreciation expense related to automobile leases amounted to $60.8, $120.9 and $170.9 million for the years ended September 30, 2005, 2004, and 2003, respectively. Automobile rental income amounted to $82.0, $157.0 and $235.4 million for the years ended September 30, 2005, 2004 and 2003, respectively.

The following is a schedule by years of future minimum automobile rental income at September 30, 2005:

Year Ending September 30,	(In thousands)
2006	$38,977
2007	11,858
2008	1,275

Total	$52,110

20. LEASES – THE BANK:

The Bank has noncancelable, long-term leases for office premises and retail space which have a variety of terms expiring from fiscal year 2006 to fiscal year 2033 and ground leases which have terms expiring from fiscal year 2029 to fiscal year 2081. These leases are accounted for as operating leases. Some of the leases are subject to rent adjustments in the future based upon changes in the Consumer Price Index and some also contain renewal options.

The following is a schedule by years of future minimum lease payments required at September 30, 2005:

Year Ending September 30,	(In thousands)
2006	$30,949
2007	30,809
2008	25,731
2009	23,373
2010	18,344
Thereafter	185,528

Total	$314,734

Rent expense totaled $27.4, $24.0 and $31.5 million for the years ended September 30, 2005, 2004 and 2003, respectively. For operating leases with fixed escalation amounts, rent expense is recognized on a straight-line basis over the term of the lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21. DEPOSIT ACCOUNTS – THE BANK:

An analysis of deposit accounts and the related weighted average effective interest rates at year end are as follows:

(Dollars in thousands)	September 30,
	2005		2004
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest bearing checking accounts	$1,346,455	—	$1,181,722	—
Interest bearing checking accounts	2,438,147	0.22%	2,244,724	0.21%
Money market deposit accounts	2,521,949	1.83%	2,364,768	0.90%
Savings accounts	1,153,152	0.28%	1,214,307	0.28%
Certificate accounts, less than $100	1,520,829	3.20%	1,238,733	2.09%
Certificate accounts, $100 or more	801,236	3.38%	610,864	2.16%

Total	$9,781,768	1.33%	$8,855,118	0.77%

The Bank’s deposits are insured by the FDIC up to $100,000 for each insured depositor.

Interest expense on deposit accounts is composed of the following:

(In thousands)	Year Ended September 30,
	2005	2004	2003
Checking accounts	$5,012	$4,320	$4,562
Money market deposit accounts	34,765	17,159	21,405
Savings accounts	3,435	3,326	4,960
Certificate accounts	52,419	33,446	49,195

Total	$95,631	$58,251	$80,122

Outstanding certificate accounts at September 30, 2005 mature in the years indicated as follows:

Year Ending September 30,	(In thousands)
2006	$1,676,464
2007	468,055
2008	49,729
2009	82,287
2010	45,530

Total	$2,322,065

At September 30, 2005, certificate accounts of $100,000 or more have contractual maturities as indicated below:

(In thousands)
Three months or less	$333,692
Over three months through six months	114,931
Over six months through 12 months	140,348
Over 12 months	212,265

Total	$801,236

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER SHORT-TERM BORROWINGS – THE BANK:

Short-term borrowings are summarized as follows:

(Dollars in thousands)	September 30,
	2005	2004	2003
Securities sold under repurchase agreements:
Balance at year end	$191,034	$21,878	$5,816
Average amount outstanding during the year	119,791	23,994	268,870
Maximum amount outstanding at any month end	191,109	87,871	506,065
Amount maturing within 30 days	191,034	18,878	2,816
Weighted average interest rate during the year	2.61%	0.87%	1.44%
Weighted average interest rate on year end balances	3.59%	0.98%	0.77%

Other short-term borrowings:
Balance at year end	$307,880	$184,701	$162,498
Average amount outstanding during the year	221,691	178,748	170,385
Maximum amount outstanding at any month end	307,880	227,365	209,805
Amount maturing within 30 days	307,880	184,701	162,498
Weighted average interest rate during the year	1.79%	0.34%	0.55%
Weighted average interest rate on year end balances	2.88%	0.52%	0.32%

The investment and mortgage-backed securities underlying the dealer repurchase agreements were delivered to the dealers who arranged the transactions. The dealers may have loaned such securities to other parties in the normal course of their operations and agreed to resell to the Bank the identical securities upon the maturities of the agreements.

At September 30, 2005, the Bank had pledged mortgage-backed securities and investment securities with a combined book value of $199.8 and $323.9 million to secure securities sold under repurchase agreements and certain other short-term borrowings, respectively. Also at September 30, 2005, the Bank had pledged, but did not borrow against, other loans with a total principal balance of $1,017.1 million.

23. FEDERAL HOME LOAN BANK ADVANCES – THE BANK:

At September 30, 2005 and 2004, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $2,468.7 and $2,736.9 million, repectively. The interest rate on each FHLB advance is fixed for the term of the advance and the weighted average interest rate for all advances is 3.79% at September 30, 2005. The advances mature over varying periods as follows:

(In thousands)
Six months or less	$1,612,821
More than six months through one year	162,394
More than one year through three years	515,371
More than three years through five years	124,510
More than five years	53,644

Total	$2,468,740

Under a Specific Collateral Agreement with the FHLB, advances are secured by the FHLB stock owned by the Bank and qualifying first mortgage loans and certain second mortgage loans and/or lines with a total principal balance of $6,519.4 million. The FHLB requires that members maintain qualifying collateral at least equal to 100% of the member’s outstanding advances at all times. The collateral held by the FHLB in excess of the amount of the September 30, 2005 advances is available to secure additional advances from the FHLB, subject to its collateralization guidelines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

24. CAPITAL NOTES – SUBORDINATED – THE BANK:

On December 2, 2003, the Bank issued $175.0 million aggregate principal amount of 6 7/8% subordinated debentures due 2013 (the “2003 Debentures”), which are subordinated to the interest of deposit account holders and other senior debt. The Bank may redeem some or all of the 2003 Debentures at any time on and after December 1, 2008 at the following redemption prices plus accrued and unpaid interest:

If redeemed during the 12-month period beginning December 1,	Redemption Price
2008	103.4375%
2009	102.2917%
2010	101.1458%
2011 and thereafter	100.0000%

The Bank received OTS approval to include the principal amount of the 2003 Debentures in the Bank’s supplementary capital for regulatory capital purposes.

The indenture pursuant to which the 2003 Debentures were sold (the “Indenture”) provides that the Bank may not pay dividends on its capital stock unless, after giving effect to the dividend, no event of default shall have occurred and be continuing and the Bank is in compliance with its regulatory capital requirements. In addition, the amount of the proposed dividend may not exceed the sum of (i) $50.0 million, (ii) 66 2/3% of the Bank’s consolidated net income (as defined in the Indenture) accrued on a cumulative basis commencing on October 1, 2002 and (iii) the aggregate net cash proceeds received by the Bank after October 1, 2002 from the sale of qualified capital stock or certain debt securities, minus the aggregate amount of any restricted payments made by the Bank. Notwithstanding the above restrictions on dividends, provided no event of default has occurred or is continuing, the Indenture does not restrict the payment of dividends on the Series C Preferred Stock (as defined below).

Deferred debt issuance costs, net of accumulated amortization, amounted to $3.2 and $3.5 million at September 30, 2005 and 2004, respectively, and are included in other assets in the Consolidated Statements of Financial Condition.

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

26. COMPENSATION PLANS – THE BANK:

The Bank participates in a defined contribution profit sharing retirement plan (the “Plan”), which can be modified or discontinued at any time, and which covers those full-time employees who meet the requirements as specified in the Plan.

Corporate contributions, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $10.2, $9.2 and $8.8 million for the years ended September 30, 2005, 2004 and 2003, respectively. There are no past service costs associated with the Plan and the Bank has no liability under the Plan other than its current contributions. The Plan owns 4.0% of the Bank’s common stock.

The Bank provides a supplemental defined contribution profit sharing retirement plan (the “SERP”), which covers certain highly-compensated full-time employees who meet the requirements as specified in the SERP. The SERP, which can be modified or discontinued at any time, requires participating employees to contribute 2.0% of their compensation in excess of a specified amount. Corporate contributions, equal to three times the employee’s contribution, were $1.5, $1.2 and $1.1 million for the years ended September 30, 2005, 2004 and 2003, respectively.

There are no past service costs associated with the SERP. The Bank’s liability under the SERP, which includes contributions from employees and is not funded, was $16.3 and $13.3 million at September 30, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Bank has granted awards under a deferred compensation plan to certain qualified employees. The deferred compensation plan provides that, as of the end of each fiscal year in the ten-year period prior to vesting, the Bank will add to or deduct from the account of each employee who has received an award, a contribution or deduction, which represents hypothetical interest (which may be positive or negative) earned on the principal contribution, based on the Bank’s rate of return on average assets as defined in the deferred compensation plan for the fiscal year then ended. The deferred compensation plan is unfunded. At September 30, 2005, the Bank had recorded a liability totaling $27.7 million reflecting the Bank’s obligations under the plan. The Bank’s expense under the deferred compensation plan totaled $7.2, $7.5 and $5.3 million during the years ended September 30, 2005, 2004 and 2003, respectively.

Certain officers have entered into agreements with the Bank regarding confidentiality, nonsolicitation, ownership of certain works and termination upon change of control. Each of those officers has agreed not to compete with, solicit customers of or solicit the employees of the Bank for stated periods following any termination of employment with the Bank. In addition, the Bank has agreed to pay each such officer a specified amount if the officer is terminated without cause in the three-year period following a change of control of the Bank. The amount payable varies depending upon the officer’s base compensation and most recent bonus, the length of the officer’s employment with the Bank and the per share price at which the triggering change of control has occurred.

Certain executive officers have also entered into “Special Retirement Compensation Agreements” under which the executive could receive an amount up to three times his base compensation if he retires from the Bank after reaching age 63. These agreements are unfunded. As of September 30, 2005, the Bank had recorded a liability totaling $2.7 million. The Bank’s expense under the special retirement agreements totaled $527,000, $696,000, and $1.5 million during the years ended September 30, 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

27. REGULATORY MATTERS – THE BANK:

The Bank’s regulatory capital requirements at September 30, 2005 and 2004 were a 1.5% tangible capital requirement, a 4.0% core capital requirement and an 8.0% total risk-based capital requirement. Under the OTS “prompt corrective action” regulations, the Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of 4.0%, 4.0% and 8.0%, respectively, to meet the ratios established for “adequately capitalized” institutions. At September 30, 2005 and 2004, the Bank was in compliance with its regulatory capital requirements and exceeded the capital standards established for “well capitalized” institutions under the “prompt corrective action” regulations. The information below is based upon the Bank’s understanding of the applicable regulations and related interpretations. The tables contain information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

(Dollars in thousands)	September 30, 2005
	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$762,056
Minority interest in REIT Subsidiary (1)	144,000

Adjusted capital	906,056

Adjustments for tangible and core capital:
Intangible assets	(49,260)
Non-includable subsidiaries	(12,522)
Non-qualifying purchased / originated loan servicing	(3,416)

Total tangible capital	840,858	5.92%	$212,982	1.50%	$627,876	4.42%

Total core capital (2)	840,858	5.92%	$567,953	4.00%	$272,905	1.92%

Tier 1 risk-based capital (2)	840,858	8.82%	$381,941	4.00%	$458,917	4.82%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	28,640

Total supplementary capital	203,640

Total available capital	1,044,498
Equity investments (3)	(2,657)

Total risk-based capital (2)	$1,041,841	10.95%	$763,882	8.00%	$277,959	2.95%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
(2)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.
(3)	Includes one property classified as real estate held for sale which is treated as an equity investment for regulatory capital purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands)	September 30, 2004
	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$711,861
Minority interest in REIT Subsidiary (1)	144,000

Adjusted capital	855,861

Adjustments for tangible and core capital:
Intangible assets	(42,372)
Non-includable subsidiaries (2)	(929)
Non-qualifying purchased / originated loan servicing	(7,048)

Total tangible capital	805,512	6.09%	$198,556	1.50%	$606,956	4.59%

Total core capital (3)	805,512	6.09%	$529,482	4.00%	$276,030	2.09%

Tier 1 risk-based capital (3)	805,512	8.61%	$374,882	4.00%	$430,630	4.61%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	37,750

Total supplementary capital	212,750

Total available capital	1,018,262
Equity investments (2)(4)	(2,360)

Total risk-based capital (3)	$1,015,902	10.91%	$749,764	8.00%	$266,138	2.91%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
(2)	Reflects an aggregate offset of $202,000 representing the allowance for losses maintained against the Bank’s equity investments and non-includable subsidiaries which, pursuant to OTS guidelines, is available as a “credit” against the deductions from capital otherwise required for such investments.
(3)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.
(4)	Includes one property classified as real estate held for sale which is treated as an equity investment for regulatory capital purposes.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In May 2005, the Bank received from the OTS an extension of the holding periods for certain of its REO properties through May 6, 2006.

The following table sets forth the Bank’s REO at September 30, 2005, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,656	(1)
1991	8,211	(2)
1995	6,001	(2)
2005	3,397

Total REO	$20,265

(1)	The Bank treats this property as an equity investment for regulatory capital purposes.
(2)	The Bank received an extension of the holding periods for these properties through May 6, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

28. TRANSACTIONS WITH RELATED PARTIES – THE BANK:

Loans Receivable:

From time to time, in the normal course of business, the Bank may make loans to executive officers and directors, their immediate family members or companies with which they are affiliated. These loans are on substantially the same terms as similar loans with unrelated parties. An analysis of activity with respect to these loans for the year ended September 30, 2005 is as follows:

(In thousands)	September 30,
	2005	2004	2003
Beginning balance	$18,382	$17,200	$20,106
Additions	5,335	2,847	3,444
Reductions	(8,631)	(1,665)	(6,350)

Ending balance	$15,086	$18,382	$17,200

Services:

B.F. Saul Company, which is a shareholder of the Trust, and its subsidiaries provide certain services to the Bank. These services include property management, insurance brokerage and leasing. Fees for these services were $1.4, $2.4 and $4.7 million for the years ended September 30, 2005, 2004 and 2003, respectively.

For each of the years ended September 30, 2005, 2004 and 2003, a director of the Bank was paid $100,000 for consulting services rendered to the Bank and $5,000 for service on the Boards of Directors for two of the Bank’s subsidiaries. Another director of the Bank was paid $100,000 for services as Chairman of the Bank’s Audit Committee. A third director of the Bank was paid total fees of $100,000 for consulting services rendered to two subsidiaries of the Bank and $5,000 for services as Chairman of the Board of Directors of those subsidiaries.

Tax Sharing Agreement:

The Bank and the other companies in the Trust’s affiliated group are parties to a tax sharing agreement (the “Tax Sharing Agreement”). The Tax Sharing Agreement provides for payments to be made by members of the Trust’s affiliated group to the Trust based on their separate company tax liabilities. The Tax Sharing Agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce the overall tax liability of the Trust’s affiliated group, such member will be reimbursed by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. The Bank paid $2.1, $8.8 and $11.5 to the Trust during fiscal 2005, 2004 and 2003, respectively, under the Tax Sharing Agreement. At September 30, 2005, the estimated net tax sharing payment payable to the Trust by the Bank was $1.8 million. There was no tax sharing payment payable to the Trust at September 30, 2004.

Other:

During the year ended September 30, 2005, two subsidiaries of the Bank each sold a property to the Trust. A gain of $1.4 million, net of taxes, was recorded as a capital contribution because these transfers were between entities under common control.

The Bank paid $8.9, $9.0 and $9.3 for office space leased from or managed by companies affiliated with the Bank or its directors during the years ended September 30, 2005, 2004 and 2003, respectively.

The Trust, the B.F. Saul Company, Chevy Chase Lake Corporation and Van Ness Square Corporation, affiliates of the Bank, from time to time maintain interest-bearing deposit accounts with the Bank. Those accounts had aggregate balances of $49.0 and $65.8 at September 30, 2005 and 2004, respectively. The Bank paid interest on the accounts amounting to $952,000, $436,000 and $342,000 during fiscal years ended 2005, 2004 and 2003, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The contractual or notional amount of these instruments reflects the extent of involvement the Bank has in particular classes of financial instruments. For interest-rate cap agreements, assets sold with limited recourse and forward purchase and sale commitments, the contractual or notional amounts do not represent exposure to credit loss in the event of nonperformance by the other party. At September 30, 2005 and 2004, the Bank’s exposure for these financial instruments was equal to their carrying amount of $14.6 and $21.9 million, respectively. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to Extend Credit:

The Bank had $3,098.6 million of commitments to extend credit at September 30, 2005. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are subject to the Bank’s normal underwriting and credit evaluation policies and procedures.

Standby Letters of Credit:

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At September 30, 2005, the Bank had issued standby letters of credit in the amount of $122.9 million to guarantee the performance of and irrevocably assure payment by customers under construction projects. In accordance with FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Bank recorded a liability for the fair value of its guarantee equal to $411,000.

Of the total, $65.9 million will expire in fiscal 2006 and the remainder will expire over time through fiscal 2012. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments to customers. At September 30, 2005, the Bank holds mortgage-backed securities with a book value of $6.2 million that have been pledged as collateral for certain of these letters of credit.

Recourse Arrangements:

The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of receivables. As a result of these recourse provisions, the Bank maintained restricted cash accounts amounting to $23.4 million at September 30, 2005. The Bank maintained restricted cash accounts and overcollateralization of receivables amounting to $19.0 and $1.5 million, respectively, at September 30, 2004, both of which are included in other assets in the Consolidated Statements of Financial Condition.

At September 30, 2004, the Bank was obligated under various recourse provisions related to the swap of single-family residential loans for mortgage-backed securities issued by the Bank. Recourse to the Bank under these arrangements was $3.8 million, consisting of restricted cash accounts of $2.0 million and overcollateralization of receivables of $1.8 million. There were no such obligations at September 30, 2005.

The Bank is also obligated under recourse provisions related to the servicing of certain of its residential mortgage loans. Recourse to the Bank under these agreements was $3.9 million and $4.0 million at September 30, 2005 and 2004, respectively.

Derivative Financial Instruments:

In accordance with SFAS 133, the Bank assigns derivatives to one of these categories at the purchase date: fair value hedge, cash flow hedge or non-designated hedge. SFAS 133 requires an assessment of the expected and ongoing effectiveness of any derivative assigned to a fair value hedge or cash flow hedge relationship.

Fair Value Hedges — For derivatives designated as fair value hedges, the derivative instrument and related hedged item are marked to market through earnings. Derivatives are included in other assets in the Consolidated Statements of Financial Condition.

During fiscal 2004, the Bank discontinued hedging the change in fair value of its mortgage servicing rights.

At September 30, 2005, the Bank had certain forward sale commitments, which were designated as fair value hedges of loans held for sale. The net unrealized gain in value of these commitments was $468,000 at September 30, 2005. The net unrealized loss in the value of the related hedged item was $528,000. The net unrealized gains and losses are included in other income in the Consolidated Statement of Operations. There was no ineffectiveness during the year ended September 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Financial Instruments (Continued):

At September 30, 2004, the Bank had certain forward sale commitments, which were designated as fair value hedges of loans held for sale. The net unrealized loss in value of these commitments was $1,114 at September 30, 2004. The net unrealized gain in the value of the related hedged item was $1.2 million. The net unrealized gains and losses are included in other income in the Consolidated Statement of Operations. Hedge ineffectiveness during the year ended September 30, 2004 was $75,000.

Cash Flow Hedges — For derivatives designated as cash flow hedges, mark to market adjustments are recorded as a component of equity. At September 30, 2005 and 2004, the Bank did not have any derivatives designated as cash flow hedges.

Non-Designated Hedges — Certain economic hedges are not designated as cash flow hedges or as fair value hedges for accounting purposes. As a result, changes in their fair value are recorded in other income in the Consolidated Statements of Operations. The fair value of these derivatives is included in other assets in the Consolidated Statements of Financial Condition.

At September 30, 2005, the Bank had $110.8 million in forward sale commitments. The net unrealized gain in the value of these commitments was $403,000 at September 30, 2005. At September 30, 2005, the Bank had interest rate locks (“IRLs”) with a notional amount of $145.5 million. The net unrealized loss in the value of the IRLs was $393,000.

At September 30, 2004, the Bank had $61.0 million in forward sale commitments. The net unrealized loss in the value of these commitments was $30,000 at September 30, 2004. At September 30, 2004, the Bank had IRLs with a notional amount of $101.4 million. The net unrealized gain in the value of the IRLs was $27,000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair values of the Bank’s financial instruments are as follows:

(In thousands)	September 30,
	2005			2004
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Financial assets:
Cash, due from banks, interest-bearing deposits, federal funds sold and securities purchased under agreements to resell	$507,499		$507,499	$542,548		$542,548
Loans held for securitization and/or sale	1,718,132		1,804,230	1,965,476		2,036,520
U.S. Government securities	200,902		198,769	71,192		70,905
Mortgage-backed securities	859,808		849,764	409,303		415,503
Loans receivable, net	9,303,800		9,312,435	8,555,557		8,723,302
Other financial assets	531,030		531,030	456,884		456,884

Financial liabilities:
Deposit accounts with no stated maturities	7,459,703		7,459,703	7,005,521		7,005,521
Deposit accounts with stated maturities	2,322,065		2,328,642	1,849,597		1,866,692
Securities sold under repurchase agreements and other short-term borrowings and Federal Home Loan Bank advances	2,967,654		2,969,599	2,943,517		2,954,544
Capital notes-subordinated	171,770	(1)	176,583	171,489	(1)	171,500
Other financial liabilities	208,572		208,572	182,891		182,891

(1)	Net of deferred debt issuance costs which are included in other assets in the Consolidated Statements of Financial Condition.

The following methods and assumptions were used to estimate the fair value amounts at September 30, 2005 and 2004:

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

Loans receivable, net: Fair value of certain homogeneous groups of loans (e.g., single-family residential, automobile loans, home improvement loans and fixed-rate commercial and multifamily loans) is estimated using discounted cash flow analyses based on contractual repayment schedules and management’s estimate of future prepayment rates. The discount rates used in these analyses are based on either the interest rates paid on U.S. Treasury securities of comparable maturities adjusted for credit risk and non-interest operating costs, or the interest rates currently offered by the Bank for loans with similar terms to borrowers of similar credit quality. For loans, which reprice frequently at market rates (e.g., home equity, variable-rate commercial and multifamily, real estateconstruction and ground loans), the carrying amount approximates fair value. The fair value of the Bank’s loan portfolio as presented above does not include the value of established credit line customer relationships, or the value relating to estimated cash flows from future receivables and the associated fees generated from existing customers.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Selected segment information is as follows:

(In thousands)	Retail Banking	Other (1)	Total
Year ended September 30, 2005
Operating income	$736,977	$63,663	$800,640
Operating expense	589,953	50,548	640,501

Core earnings	147,024	13,115	160,139
Non-core items	28,711	845	29,556

Operating income	$175,735	$13,960	$189,695

Average assets	$12,723,216	$1,300,749	$14,023,965

Year ended September 30, 2004
Operating income	$762,495	$51,585	$814,080
Operating expense	557,697	43,981	601,678

Core earnings	204,798	7,604	212,402
Non-core items	11,680	7,133	18,813

Operating income	$216,478	$14,737	$231,215

Average assets	$11,625,320	$1,195,111	$12,820,431

Year ended September 30, 2003
Operating income	$718,471	$48,152	$766,623
Operating expense	581,487	41,884	623,371

Core earnings	137,984	6,268	143,252
Non-core items	(456)	3,394	2,938

Operating income	$136,528	$9,662	$146,190

Average assets	$10,658,508	$1,147,447	$11,805,955

(1)	Includes commercial banking and non-banking services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The financial information for each segment is reported on the basis used internally by the Bank’s management to evaluate performance. Pre-tax core earnings excludes certain items such as gains and losses related to certain securitization transactions, adjustments to loan loss reserves in excess of net chargeoffs, amortization of intangible assets, and certain other nonrecurring items. Items excluded from pre-tax core earnings are shown as non-core items. Measurement of the performance of these segments is based on the management structure of the Bank and is not necessarily comparable with financial information from other entities. The information presented is not necessarily indicative of the segment’s results of operations if each of the segments were independent entities.

At September 30, 2005, goodwill of $17.2 million related to the retail banking segment and $30.8 million related to two reporting units within the asset management segment.

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

33. MINORITY INTEREST—THE TRUST:

At September 30, 2005 and 2004, minority interest held by affiliates of $124.9 and $114.9 million represent the 20% minority interest in the Bank’s common shares.

Minority interest — other consists of the following:

(In thousands)	September 30,
	2005	2004
Preferred Stock of Chevy Chase’s REIT subsidiary	$144,000	$144,000
Chevy Chase’s Preferred Stock (See Note 25)	120,622	120,622
Chevy Chase’s ground lease (See below)	31,391	31,391

Total minority interest—other	$296,013	$296,013

In April 1998, the Bank entered into a ground lease agreement with a single purpose LLC. The LLC’s only significant asset is the land on which the Bank’s executive office building was constructed. Lease payments made to the LLC are presented as minority interest in the Consolidated Statements of Operations beginning July 1, 2003. The following is a schedule by years of the future lease payments under the agreement as of September 30, 2005:

Year Ending September 30,	(In thousands)
2006	$3,579
2007	3,650
2008	3,723
2009	3,798
2010	3,874
Thereafter	270,309

Total	$288,933

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

Minority interest also includes the net cash proceeds received by a subsidiary of the Bank (the “REIT Subsidiary”) from the sale of $150.0 million of its Noncumulative Exchangeable Preferred Stock, Series A, par value $5 per share (the “REIT Preferred Stock”). Cash dividends on the REIT Preferred Stock are payable quarterly in arrears at an annual rate of 10 3/8%. The liquidation value of each share of REIT Preferred Stock is $50 plus accrued and unpaid dividends. Except under certain limited circumstances, the holders of the REIT Preferred Stock have no voting rights. The REIT Preferred Stock is automatically exchangeable for a new series of Preferred Stock of the Bank upon the occurrence of certain events.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

34. INCOME TAXES—THE TRUST:

The Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978.

The provisions for income taxes for the years ended September 30, 2005, 2004 and 2003, consist of the following:

(In thousands)	Year Ended September 30,
	2005	2004	2003
Current provision (benefit):
Federal	$97,517	$114,214	$1,257
State	6,983	6,389	2,809

	104,500	120,603	4,066

Deferred provision (benefit):
Federal	(46,926)	(55,982)	35,936
State	1,031	5,258	6,219

	(45,895)	(50,724)	42,155

Total	$58,605	$69,879	$46,221

Tax effect of other equity transactions	$1,309	$1,120	$1,894

The Trust’s effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

(In thousands)	Year Ended September 30,
	2005	2004	2003
Computed tax at statutory Federal income tax rate	$63,276	$72,396	$45,657
Increase (reduction) in taxes resulting from:
Minority interest	(6,675)	(6,651)	(5,447)
Change in valuation allowance for deferred tax asset allocated to income tax expense	(1,414)	(707)	169
State income taxes	7,241	7,573	5,863
Tax credits	(2,374)	(1,316)	(977)
Other	(1,449)	(1,416)	956

	$58,605	$69,879	$46,221

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of the net deferred tax asset (liability) were as follows:

(In thousands)	September 30,
	2005	2004
Deferred tax assets:
Unrealized gains on loans and investments, net	$32,988	$30,061
State net operating loss carry forwards	20,740	29,211
Asset securitizations, net	20,532	4,656
Allowance for loan and real estate losses	18,400	22,285
Deferred compensation	19,169	15,740
Other	5,893	7,533

Gross deferred tax assets	117,722	109,486

Deferred tax liabilities:
Automobile leasing	44,000	94,750
Saul Holdings and Saul Centers	47,530	46,771
Originated servicing rights	44,634	38,094
Property and depreciation	16,383	16,611
Deferred expenses and other	33,687	23,518

Gross deferred tax liabilities	186,234	219,744

	(68,512)	(110,258)
Valuation allowance	(9,404)	(12,244)

Net deferred tax liability	$(77,916)	$(122,502)

At September 30, 2005, the Real Estate Trust and the Bank had state net operating loss carryovers totaling approximately $228.4 million and 133.9 million, respectively. The state net operating loss carryovers will expire in the years 2005 through 2024.

The Trust establishes a valuation allowance against the gross deferred tax asset to the extent the Trust cannot determine that it is more likely than not such assets will be realized through taxes available in carryback years, future reversals of existing taxable temporary differences or projected future taxable income. Such a valuation allowance has been established to reduce the gross deferred asset for state net operating loss carryforwards to an amount that is considered more likely than not to be realized. In fiscal year 2005, the Real Estate Trust determined it will be able to utilize currently some of its state net operating loss carryforwards and, as a result, decreased the valuation allowance by $1.4 million. In addition, at the Real Estate Trust, state net operating loss carryforwards in excess of state deferred tax liabilities are fully reserved due to expected future state tax losses.

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

Allocable shares of the overall tax liability are prorated among the members with taxable income calculated on a separate return basis. The agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce overall tax liability of the Trust’s affiliated group, such member will be reimbursed on a dollar-for-dollar basis by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. Under the tax sharing agreement, the Bank paid $2.1, $8.8 and $11.5 million, to the Real Estate Trust during fiscal 2005, 2004 and 2003. At September 30, 2005, the Real Estate Trust was due $1.8 million from the Bank under the tax sharing agreement.

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

The Trust paid preferred dividends of $5.4, $11.6 and $12.0 million per year in fiscal 2005, 2004 and 2003, respectively. At September 30, 2005 and 2004, there were no dividends in arrears on the preferred shares. At September 30, 2003, the amount of dividends in arrears on the preferred shares was $6.1 million ($11.90 per share).

36. INDUSTRY SEGMENT INFORMATION—REAL ESTATE TRUST:

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the “Banking” sections of the accompanying financial statements.

	Year Ended September 30
(In thousands)	2005	2004	2003
INCOME (from continuing operations)
Hotels	$98,621	$84,477	$72,822
Office and industrial properties	39,466	38,225	39,121
Other	1,724	1,301	1,053

	$139,811	$124,003	$112,996

OPERATING PROFIT (LOSS) (from continuing operations) (1)
Hotels	$27,316	$20,811	$14,129
Office and industrial properties	19,857	19,558	20,688
Other	614	286	32

	47,787	40,655	34,849
Equity earnings of unconsolidated entities	8,246	7,788	7,248
Impairment loss on investments	—	—	(998)
Gain on sales of property	263	2,769	9,079
Interest and amortization of debt expense	(46,503)	(58,645)	(48,969)
Advisory fee, management and leasing fees—related parties	(13,448)	(12,437)	(11,684)
General and administrative	(3,429)	(2,443)	(2,823)

Operating loss from continuing operations	$(7,084)	$(22,313)	$(13,298)

IDENTIFIABLE ASSETS (AT YEAR END)
Hotels	$186,484	$184,697	$178,068
Office and industrial properties	130,268	124,966	126,102
Other	149,078	148,506	125,115

	$465,830	$458,169	$429,285

INTEREST AND AMORTIZATION OF DEBT EXPENSE (from continuing operations)
Hotels	$10,538	$11,000	$10,756
Office and industrial properties	11,616	12,000	12,396
Other	24,349	35,645	25,817

	$46,503	$58,645	$48,969

DEPRECIATION (from continuing operations)
Hotels	$11,303	$10,761	$10,766
Office and industrial properties	7,552	6,862	6,949
Other	23	23	23

	$18,878	$17,646	$17,738

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS (from continuing operations)
Hotels	$8,174	$11,421	$3,698
Office and industrial properties	11,070	4,782	3,956
Other	9,980	247	782

	$29,224	$16,450	$8,436

(1)	Operating profit (loss) includes income less direct operating expenses and depreciation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

37. CONDENSED FINANCIAL STATEMENTS – THE TRUST:

These condensed financial statements reflect the Real Estate Trust and all its consolidated subsidiaries except for the Bank which has been reflected on the equity method.

CONDENSED BALANCE SHEETS

	September 30
(In thousands)	2005	2004
ASSETS
Income-producing properties	$443,040	$424,676
Accumulated depreciation	(182,255)	(164,257)

	260,785	260,419
Land parcels	48,029	41,654
Real estate held for sale - net of depreciation	10,043	12,941
Equity investment in bank	499,895	459,897
Equity investment in Saul Holdings and Saul Centers	75,323	61,767
Cash and cash equivalents	13,920	31,842
Note receivable and accrued interest - related party	13,100	7,677
Other assets	44,467	41,706

TOTAL ASSETS	$965,562	$917,903

LIABILITIES
Mortgage notes payable	$278,411	$290,089
Mortgage notes payable - real estate held for sale	15,917	21,227
Notes payable – secured	250,000	250,000
Notes payable – unsecured	57,760	56,428
Other liabilities and accrued expenses	58,131	58,557

Total liabilities	660,219	676,301

TOTAL SHAREHOLDERS’ EQUITY	305,343	241,602

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$965,562	$917,903

*	See Consolidated Statements of Shareholders’ Equity

CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended September 30
(In thousands)	2005	2004	2003
Total income	$139,811	$124,003	$112,996
Total expenses	(155,404)	(156,873)	(141,623)
Equity in earnings of unconsolidated entities, net	8,246	7,788	7,248
Gain on sales of property	263	2,769	9,079
Impairment loss on investments	—	—	(998)

Real estate operating loss from continuing operations	(7,084)	(22,313)	(13,298)
Equity in earnings of Bank	78,063	92,280	55,702

Total company operating income	70,979	69,967	42,404
Income tax benefit	3,805	8,073	4,520
Discontinued operations-net of income tax benefit	(1,186)	(1,340)	(1,037)

TOTAL COMPANY NET INCOME	$73,598	$76,700	$45,887

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30
(In thousands)	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,598	$76,700	$45,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,857	19,053	19,330
Amortization of debt expense	2,197	4,507	2,028
Equity in earnings of Bank, net of distributions	(38,863)	(67,480)	(39,702)
Equity in earnings of unconsolidated entities, net of distributions	(3,336)	(1,262)	(721)
Impairment loss on investments	—	—	998
Gain on sale of property	(1,146)	(2,459)	(9,079)
Deferred tax benefit	(922)	(1,123)	(657)
Increase (decrease) in accounts receivable and accrued income	(2,318)	(1,955)	8,114
Decrease in accounts payable and accrued expenses	(493)	(6,023)	(3,465)
Other	489	(1,725)	(2,435)

Net cash provided by operating activities	49,063	18,233	20,298

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and acquisitions - properties	(29,946)	(17,973)	(9,855)
Property sales	4,715	3,719	11,306
Note receivable and accrued interest – (advances)/repayments, net	(5,423)	(4,690)	3,500
Equity investment in Saul Holdings and Saul Centers	(5,901)	(3,306)	(2,314)
Other investments	(776)	(800)	(1,864)

Net cash (used in) provided by investing activities	(37,331)	(23,050)	773

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage financing	—	—	46,000
Principal curtailments and repayments of mortgages	(15,793)	(9,923)	(48,600)
Net secured note financings (repayments)	—	46,200	2,050
Proceeds from sales of unsecured notes	5,674	6,877	5,539
Repayments of unsecured notes	(4,342)	(5,798)	(5,346)
Costs of obtaining financings	(3,193)	(7,676)	(1,705)
Purchase of treasury stock	—	—	(1,993)
Dividends paid—preferred shares of beneficial interest	(12,000)	(12,000)	(12,000)

Net cash (used in) provided by financing activities	(29,654)	17,680	(16,055)

Net (decrease) increase in cash and cash equivalents	(17,922)	12,863	5,016
Cash and cash equivalents at beginning of year	31,842	18,979	13,963

Cash and cash equivalents at end of year	$13,920	$31,842	$18,979

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

38. SUBSEQUENT EVENTS – THE REAL ESTATE TRUST:

Effective October 1, 2005 the Advisors obligations under the advisory contract were assigned to Saul Co. In addition the agreement was extended until September 30, 2006, and will continue thereafter unless canceled by either party at the end of any contract year.

On November 1, 2005 the Real Estate Trust acquired a 137 room hotel property located in Fairfax County, Virginia for a purchase price of approximately $12.7 million, which included the assumption of a mortgage note of $5.8 million.

Included in the mortgage notes payable at September 30, 2005 is a portfolio loan secured by six operating properties of approximately $86.0 million due on March 31, 2006. On December 2, 2005 the Real Estate Trust refinanced one of the six properties with a new 10 year mortgage note of $76.0 million. The proceeds from this refinancing, along with available cash and line of credit borrowings were used to repay the portfolio loan. As a result the Real Estate Trust unlevered the remaining five properties.

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

The Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of September 30, 2005. Based on the foregoing, the Company’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2005.

During the three months ended September 30, 2005, there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Class One Trustees—Terms End at the 2006 Annual Meeting

Philip D. Caraci, age 67, was elected a Trustee in 2003. For the previous five years he served as Senior Vice President and Secretary of the Trust, Executive Vice President of Saul Company, Senior Vice President of the Advisor, Chairman of the Board of Saul Property Co., and a Director and President of Saul Centers. Mr.Caraci is also a member of the ASB Real Estate Advisory Committee, a subsidiary of Chevy Chase.

Gilbert M. Grosvenor, age 74, has served as a Trustee since 1971. Mr. Grosvenor also serves as Chairman of the Board of Trustees of the National Geographic Society and as a Director of Chevy Chase and Saul Centers.

B. Francis Saul II, age 73, serves as Chairman of the Board, Chief Executive Officer and Trustee of the Trust. Since 1969, Mr. Saul has been the President and Chief Operating Officer of B.F. Saul Company. He also serves as Chairman of the Board and Chief Executive Officer of Chevy Chase Bank. Mr. Saul is the President and Chairman of the Board of Chevy Chase Property Company, Westminster Investing Company, and Chevy Chase Lake Corporation. He serves as Chairman of the Board and Chief Executive Officer of Saul Centers, Inc. Mr. Saul serves as a Trustee of the National Geographic Society and the John Hopkins Medicine Board. He also serves as a member of the Trustees Council of the National Gallery of Art and is an Honorary Trustee of the Brookings Institute. In addition, Mr. Saul is Director Emeritus of Colonial Williamsburg Hotel Properties, Inc., a member of the Folger Shakespeare Library and the Board of Visitors and Governors of Washington College. Mr. Saul is the father of B. Francis Saul III.

Class Two Trustees—Terms End at the 2007 Annual Meeting

George M. Rogers, Jr., age 72, has served as a Trustee since 1969. Mr. Rogers is a Senior Counsel in the law firm of Pillsbury Winthrop Shaw Pittman LLP, Washington, DC, which serves as counsel to the Trust and Chevy Chase. Mr. Rogers serves as a Director of Chevy Chase, Saul Company, Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase Lake Corporation.

B. Francis Saul III, age 43, has served as a Trustee since 1997 and is currently a Senior Vice President of the Trust. Mr. Saul also serves as a Director and Vice Chairman of Chevy Chase and as a Director and/or Officer of Saul Company, Saul Property Co., Chevy Chase Property Company, Westminster Investing Corporation, and as President and Director of Saul Centers. He is also a Director and past Chairman of the Boys & Girls Clubs of Greater Washington. He serves on the Boards of Children’s National Medical Center, The Conservation Fund and The Economic Club of Washington. Mr. Saul is the son of B. Francis Saul II.

Class Three Trustee—Term Ends at the 2008 Annual Meeting

John R. Whitmore, age 72, has served as a Trustee since 1984. He also has served as Senior Advisor to The Bessemer Group, Incorporated (a financial management and banking firm) and its Bessemer Trust Company subsidiaries since 1998. Mr. Whitmore is a director of Chevy Chase, Chevy Chase Property Company, Saul Company and Saul Centers. During the period 1975-1998, Mr. Whitmore was President and Chief Executive Officer of Bessemer Group, Incorporated and its Bessemer Trust Company subsidiaries and a director of Bessemer Securities Corporation.

Executive Officers of the Trust Who Are Not Directors

Stephen R. Halpin, Jr., age 50, serves as Vice President and Chief Financial Officer of the Trust, and Senior Vice President and Chief Financial Officer of Saul Company. He also serves as Executive Vice President and Chief Financial Officer of Chevy Chase.

Thomas H. McCormick, age 55, joined the Trust in February 2005 and serves as General Counsel of the Trust, Executive Vice President and General Counsel of Chevy Chase, Senior Vice President and General Counsel and a Director of B F Saul Company and Senior Vice President and General Counsel of Saul Centers. Prior to joining the Trust, Mr. McCormick was a senior partner with the law firm Shaw Pittman LLP, now know as Pillsbury Winthrop Shaw Pittman. He also served as the Chair if Shaw Pittman’s Board of Directors and its Corporate and Securities group.

Patrick T. Connors, age 43, has served as a Vice President of the Trust and Senior Vice President of Saul Company since January 2000. For the previous four years, he was an attorney with the law firm of Shaw Pittman LLP, Washington, DC.

Kenneth D. Shoop, age 46, joined the Trust in September 2003 and serves as Vice President, Chief Accounting Officer and Treasurer, of the Trust, Treasurer and Vice President of Saul Company, the Advisor, Saul Property Company and Chief Accounting Officer and Vice President of Saul Centers. Prior to joining the Trust, Mr. Shoop was Vice President and Controller of Federal Realty Investment Trust.

Ross E. Heasley, age 66, serves as Vice President of the Trust, Saul Company, the Advisor, Saul Property Co. and Saul Centers.

Henry Ravenel, Jr., age 71, serves as Vice President of the Trust, Saul Company, the Advisor and Saul Centers.

John A. Spain, age 42, has served as Vice President of the Trust and Saul Company since August 2001.

Committees of the Board of Trustees

The Board of Trustees met four times during fiscal 2005. Each member of the Board attended at least 75% of the aggregate number of meetings of the Board and of the committees of the Board on which he served.

The Board of Trustees has two standing committees: the Audit Committee and the Executive Committee.

The Audit Committee is composed of Messrs. Caraci and Grosvenor. The Audit Committee’s duties include nominating the Trust’s independent registered public accounting firm, discussing with them the scope of their examination of the Trust, reviewing with them the Trust’s financial statements and accompanying report, and reviewing their recommendations regarding internal controls and related matters. This committee met four times during fiscal 2005.

None of the members of the Audit Committee qualify as an “audit committee financial expert” as such term is defined in the Exchange Act and the rules and regulations thereunder. A substantial portion of the Trust’s consolidated assets are held, and operations are performed, at the Bank level. As of September 30, 2005, the Bank accounted for 97% of the Trust’s assets on a consolidated basis and, for the year ended September 30, 2005. the Bank accounted for 88% of the Trust’s revenue on a consolidated basis. Because the Bank operates in a highly regulated industry and has audited financial statements that are reviewed and approved by its own audit committee, which includes two persons that are deemed financial experts, the Board of Trustees has determined that it is not necessary for the Audit Committee of the Trust to include an audit committee financial expert at this time. In addition, the Board of Trustees has noted that Mr. Caraci, in his previous position as President of Saul Centers, gained substantial experience regarding accounting issues of the breadth and complexity that typically arise in connection with the Real Estate Trust’s business.

The Executive Committee is composed of Messrs. Rogers, Saul II and Whitmore. It is empowered to oversee day-to-day actions of the Advisor and Saul Property Co. in connection with the operations of the Trust, including the acquisition, administration, sale or disposition of investments. No meetings of this committee were necessary during fiscal 2005.

Trustees of the Trust are currently paid an annual retainer of $12,500 and a fee of $600 for each board or committee meeting attended. Trustees from outside the Washington, D.C. area are also reimbursed for out-of-pocket expenses in connection with their attendance at meetings. Mr. Saul II is not paid for attending Executive Committee meetings. For the fiscal year ended September 30, 2005, the Real Estate Trust paid total fees of $104,000 to the Trustees, including $15,000 to Mr. Saul II.

Code of Ethics

The Trust’s officers and trustees are governed by a code of ethics. The code of ethics will be made available free of charge to any person upon request.

ITEM 11. EXECUTIVE COMPENSATION

The Real Estate Trust pays no compensation to its executive officers for their services in such capacity. Mr. Saul II receives compensation from Chevy Chase for his services as the bank’s Chairman of the Board of Directors and Chief Executive Officer, Mr. Halpin receives compensation from Chevy Chase for his services as Executive Vice President and Chief Financial Officer, and since 2000, Mr. Saul III receives compensation from Chevy Chase for his services as Vice Chairman of the Board of Directors. No other executive officers of the Real Estate Trust received any compensation from the Real Estate Trust or its subsidiaries with respect to any of the fiscal years ended September 30, 2005, 2004 and 2003.

The following table sets forth the cash compensation paid by Chevy Chase to Mr. Saul II, Mr. Halpin, and Mr. Saul III for or with respect to the fiscal years ended September 30, 2005, 2004 and 2003 for all capacities in which they served during such fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Long-Term Compensation Payouts	All Other Compensation
B. Francis Saul II,	2005	$1,865,385	$2,500,000	$836,521	$1,254,225	(1)
Chairman and Chief	2004	1,678,078	2,000,000	655,206	1,399,311	(2)
Executive Officer of Chevy Chase	2003	1,607,311	1,550,000	440,496	753,545	(3)
Stephen R. Halpin, Jr.,	2005	$590,385	$182,500	$191,205	$307,480	(1)
Executive Vice President	2004	517,311	75,000	163,801	521,964	(2)
and Chief Financial Officer of Chevy Chase	2003	490,197	72,750	88,099	156,673	(3)
B. Francis Saul III,	2005	$269,231	$37,500	$—	$44,724	(1)
Vice Chairman of Chevy Chase	2004	240,199	35,250	—	42,676	(2)
	2003	228,469	33,750	—	25,633	(3)

(1)	The total amounts shown in the “All Other Compensation” column for fiscal year 2005 consist of the following: (i) contributions made by Chevy Chase to its Supplemental Executive Retirement Plan on behalf of Mr. Saul II ($312,114), Mr. Halpin ($45,245) and Mr. Saul III ($18,404); (ii) the taxable benefit of premiums paid for group term insurance on behalf of Mr. Saul II ($11,539), Mr. Halpin ($2,465) and Mr. Saul III ($1,056); (iii) contributions to the B.F. Saul Company Employees Profit Sharing Retirement Plan (the Retirement Plan), a defined contribution plan, on behalf of Mr. Halpin ($12,600); (iv) accrued earnings on awards previously made under Chevy Chase’s Deferred Compensation Plan on behalf of Mr. Saul II ($930,572), Mr. Halpin ($201,269), and Mr. Saul III ($25,264); and (v) accrued compensation on behalf of Mr. Halpin ($45,901) for the “Special Retirement Compensation Agreements” under which the executive could receive an amount of up to three times his base compensation if he retires from the bank after reaching age 63.
(2)	The total amounts shown in the “All Other Compensation” column for fiscal year 2004 consist of the following: (i) contributions made by Chevy Chase to its Supplemental Executive Retirement Plan on behalf of Mr. Saul II ($259,997), Mr. Halpin ($33,067) and Mr. Saul III ($16,527); (ii) the taxable benefit of premiums paid for group term insurance on behalf of Mr. Saul II ($16,341), Mr. Halpin ($1,698) and Mr. Saul III ($899); (iii) contributions to the B.F. Saul Company Employees Profit Sharing Retirement Plan (the Retirement Plan), a defined contribution plan, on behalf of Mr. Halpin ($12,300); (iv) accrued earnings on awards previously made under Chevy Chase’s Deferred Compensation Plan on behalf of Mr. Saul II ($1,122,973), Mr. Halpin ($244,804), and Mr. Saul III ($25,250). ); and (v) accrued compensation on behalf of Mr. Halpin ($230,095) for the “Special Retirement Compensation Agreements” under which the executive could receive an amount of up to three times his base compensation if he retires from the bank after reaching age 63.
(3)	The total amounts shown in the “All Other Compensation” column for fiscal year 2003 consist of the following: (i) contributions made by Chevy Chase to its Supplemental Executive Retirement Plan on behalf of Mr. Saul II ($215,868), Mr. Halpin ($27,063) and Mr. Saul III ($15,733); (ii) the taxable benefit of premiums paid for group term insurance on behalf of Mr. Saul II ($14,466), Mr. Halpin ($1,698) and Mr. Saul III ($784); (iii) contributions to the B.F. Saul Company Employees Profit Sharing Retirement Plan (the Retirement Plan), a defined contribution plan, on behalf of Mr. Halpin ($12,000); and (iv) accrued earnings on awards previously made under Chevy Chase’s Deferred Compensation Plan on behalf of Mr. Saul II ($523,211), Mr. Halpin ($115,912), and Mr. Saul III ($9,116).

LONG-TERM INCENTIVE PLAN AWARDS. The following table sets forth certain information concerning the principal contributions (the “Principal Contributions”) credited by the Bank to the accounts (the “Accounts”) of the executive officers named above for fiscal year 2005 under the Bank’s Deferred Compensation Plan (the “Plan”).

LONG-TERM INCENTIVE PROGRAM—AWARDS IN LAST FISCAL YEAR

Name	Performance or Other Period Until Maturation or Payout	Estimated Future Payouts (1) Under Non-Stock Price-Based Plans
		Threshold	Target(2)	Maximum
B. Francis Saul II (3)	2005	$805,000	$2,639,971	$5,262,976
Stephen R. Halpin, Jr.	2014	$180,000	$559,053	$1,114,513

(1)	The estimated future payouts shown in the table are based on assumed performance rates for the Bank during each year in the ten-year performance period. The actual payouts under the Plan may vary substantially from the payouts shown in the table, depending upon the Bank’s actual rate of return on average assets for each fiscal year in the ten-year performance period ending September 30, 2014.
(2)	The Plan does not establish any target performance levels. The payout amounts shown in this column have been calculated assuming that the Bank’s rate of return on average assets during each of the years in the performance period are the same as the Bank’s rate of return during the fiscal year ended September 30, 2005.
(3)	The payout amounts shown for all participants are the estimated amounts that would be payable to such participants if their employment continued with the Bank for the entire ten-year performance period of the Plan. Mr. Saul attained the age of 72 in 2004, at which time he became fully vested in the Account maintained for his benefit under the Plan. As of September 30, 2005, the vested account balance maintained for Mr. Saul’s benefit under the Plan was $9,289,719. Under the Plan, if Mr. Saul were to retire after that date, he could elect to have the Bank pay out the net contribution (as defined) in the Account prior to the year 2014.

As of September 30, 2005, the following individuals have vested amounts that are payable within 120 days after September 30, 2005: Mr. Saul ($956,024); Mr. Halpin ($215,105).

The Plan provides that, as of the end of each fiscal year in the ten-year period ending September 30, 2014 (or the executive officer’s earlier termination of employment with the Bank), the Bank will add to or deduct from each executive officer’s Account a contribution or deduction, as the case may be, which represents the hypothetical interest (which may be positive or negative) earned on the Principal Contribution, based on the Bank’s rate of return on average assets (as computed under the Plan) for the fiscal year then ended. (The Principal Contribution, plus or minus any interest credited or deducted, is referred to as the “Net Contribution.”)

Executive officers are entitled to receive the Net Contribution in their respective Account only upon full or partial vesting. Plan participants become fully vested in their Account under the Plan, provided that they remain continuously employed by the Bank during the vesting period, upon the earliest to occur of any of the following:

•	September 30, 2014;

•	attainment of age 65;

•	death;

•	total and permanent disability; or

•	a change in control of the Bank (as defined in the Plan).

Plan participants become partially vested, to the extent of 50% of the Net Contribution in the Account, upon the termination of their employment by the Bank without cause (as defined in the Plan) after September 30, 2009.

Payouts are made under the Plan within 120 days after September 30, 2014, or the earlier termination of the executive officer’s employment with the Bank, provided that vesting or partial vesting has occurred under the Plan.

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

Mr. Halpin also has entered into “Special Retirement Compensation Agreements” under which the executive could receive an amount up to three times his base compensation if he retires from Chevy Chase after reaching age 63. As of September 30, 2005, accrued compensation on behalf of Mr. Halpin totaled $275,996.

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

Garland P. Moore, Jr., Chair
George M. Rogers, Jr.
B. Francis Saul II

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 16, 2005, concerning beneficial ownership of Common Shares and preferred shares of beneficial interest, referred to in this report as the “Preferred Shares,” by (a) each person known by the Trust to be the beneficial owner of more than 5% of the Common Shares and the Preferred Shares, (b) each member of the Board of Trustees, (c) each executive officer of the Trust named in the Summary Compensation Table under “Item 11. Executive Compensation” and (d) all trustees and executive officers of the Trust as a group.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Personnel

All of the officers of the Trust and Messrs. Saul II, Saul III, Rogers and Whitmore, each of whom is a trustee of the Trust, are also officers and/or directors of Saul Company and/or its subsidiaries. In addition, Messrs. Saul II, Saul III, Whitmore, Grosvenor, Caraci, McCormick, Heasley and Shoop are also officers and/or directors of Saul Centers and/or its subsidiaries.

Transactions with Saul Company and its Subsidiaries

The Real Estate Trust has been managed by B. F. Saul Advisory Company, L.L.C., (the “Advisor”), a wholly-owned subsidiary of B. F. Saul Company (“Saul Co.”). All of the Real Estate Trust officers and four Trustees of the Trust are also officers and/or directors of Saul Co. The Advisor is paid a fixed monthly fee which is subject to annual review by the Trustees. The monthly fee was $487,000 during fiscal 2005, $472,000 during fiscal 2004, and $458,000 during fiscal 2003. Effective October 1, 2005 the Advisors obligations under the advisory contract were assigned to Saul Co. In addition the agreement was extended until September 30, 2006, and will continue thereafter unless canceled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

Saul Company and Saul Property Co., a wholly owned subsidiary of Saul Company, provide services to the Real Estate Trust in the areas of commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. Fees to the two companies amounted to $9.1 million in fiscal 2005.

The Real Estate Trust reimburses the Advisor and Saul Property Co. for costs and expenses incurred in connection with the acquisition and development of real property on behalf of the Real Estate Trust, in-house legal expenses, and all travel expenses incurred in connection with the affairs of the Real Estate Trust.

The Real Estate Trust pays the Advisor fees equal to 2% of the principal amount of publicly offered unsecured notes as they are issued to offset the Advisor’s costs of administering the program. The Advisor received $267,000 in such fees in fiscal 2005.

B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of Saul Company, is a general insurance agency that receives commissions and counter-signature fees in connection with the Real Estate Trust’s insurance program. Such commissions and fees amounted to approximately $316,000 in fiscal 2005.

Under an existing unsecured note receivable from B.F. Saul Company not to exceed $15.3 million, the Real Estate Trust advanced an additional net amount of $5.4 million during the current year, a $9.1 million advance offset by reimbursements of $3.7 million. During fiscal 2004, the Saul Co. borrowed an additional $4.7 million. During fiscal 2003 curtails of $3.5 million were paid by the Saul Co. Interest on the loan is computed by reference to a floating rate index. At September 30, 2005 and 2004, the total due the Real Estate Trust was $13.1 million and $7.7 million, respectively. The balance of $7.7 million at September 30, 2004 included accrued interest of $1.8 million. Interest earned on these loans amounted to $616,000, $108,000 and $151,000 during fiscal 2005, 2004 and 2003, respectively.

The Trust has retained the law firm of Pillsbury Winthrop Shaw Pittman LLP, at which Mr. Rogers is senior counsel, to perform legal services for the Trust in fiscal 2004 and 2005.

The Board of Trustees of the Trust, including the independent trustees, reviews the fees and compensation arrangements between the Real Estate Trust and Saul Company and its related entities and affiliates and believes that such fees and compensation arrangements are as favorable to the Real Estate Trust as would be obtainable from unaffiliated sources.

Transactions with Saul Centers

Shared Services. The Trust shares with Saul Centers certain personnel and ancillary functions at cost, such as computer hardware, software and support services, payroll services, benefits administration, in-house legal services and other direct and indirect administrative payroll. In addition the Trust shares insurance expense with Saul Centers on a pro rata basis. Depending on the service, the method of determining the cost of the shared services is based upon head count, estimates of usage or estimates of time incurred, as applicable. Although the Trust believes that the amounts allocated to it for such shared services represent a fair allocation between the Trust and Saul Centers, the Trust has not obtained a third party appraisal of the value of these services.

Exclusivity Agreement and Right of First Refusal. The Real Estate Trust has entered into an Exclusivity Agreement with, and has granted a right of first refusal to, Saul Centers and Saul Holdings Limited Partnership. The purpose of these agreements is to minimize potential conflicts of interest between the Real Estate Trust, Saul Centers and Saul Holdings Limited Partnership.

Saul Holdings Limited Partnership. The exclusivity agreement and right of first refusal generally require the Real Estate Trust to conduct its shopping center business exclusively through Saul Centers and Saul Holdings Limited Partnership and to grant these entities a right of first refusal to purchase commercial properties and development sites that become available to the Real Estate Trust in the District of Columbia or adjacent suburban Maryland. Subject to the exclusivity agreement and right of first refusal, the Real Estate Trust will continue to develop, acquire, own and manage commercial properties and own land suitable for development as, among other things, shopping centers and other commercial properties.

Reimbursement Agreement. Pursuant to a reimbursement agreement among the partners of the Saul Holdings Limited Partnership and certain of their affiliates, the Real Estate Trust and two of its subsidiaries have agreed to reimburse Saul Centers and the other partners in the event the Saul Holdings Limited Partnership fails to make payments with respect to certain portions of its debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. As of September 30, 2005, the maximum potential obligation of the Real Estate Trust and its subsidiaries under the agreement was approximately $100 million. See Note 5 to the Consolidated Financial Statements in this report. The Real Estate Trust believes that Saul Holdings Limited Partnership will be able to make all payments due with respect to its debt obligations.

Tax Conflicts. The fair market value of each of the properties contributed to Saul Holdings Limited Partnership and its subsidiaries by the Real Estate Trust and its subsidiaries in connection with the formation of Saul Centers and Saul Holdings Limited Partnership in 1993 exceeded the tax basis of such properties. In the event Saul Centers or its wholly owned subsidiary, Saul QRS, Inc., acting as general partner, causes Saul Holdings Limited Partnership to dispose of, or there is an involuntary disposition of, one or more of such properties, a disproportionately large share of the total gain for federal income tax purposes would be allocated to the Real Estate Trust and its subsidiaries as a result of the property disposition. See Note 5 to the Consolidated Financial Statements in this report.

Other related party transactions

Remuneration of Trustees and Officers. For fiscal 2005, the Trust paid the trustees $104,000 in fees for their services. See “Item 10. Trustees and Executive Officers of the Trust.” No compensation was paid to the officers of the Trust for acting as such; however, Mr. Saul II was paid by Chevy Chase for his services as the bank’s Chairman and Chief Executive Officer, Mr. Halpin was paid by Chevy Chase for his services as Executive Vice President and Chief Financial Officer, and Mr. Saul III was paid by Chevy Chase for his services as Vice Chairman. See “Item 11. Executive Compensation.” Messrs. Grosvenor, Rogers, Saul II and Saul III receive compensation for their services as directors of Chevy Chase and Messrs. Rogers, Saul II, Saul III and Whitmore and all of the officers of the Real Estate Trust receive compensation from Saul Company and/or its affiliated corporations as directors or officers thereof.

Related Party Rents. The Real Estate Trust leases space to Chevy Chase and the Saul Property Co. at two of its income-producing properties. Minimum rents and expense recoveries paid under these leases amounted to approximately $5.4 million in fiscal 2005. Chevy Chase leases space in several of the shopping centers owned by Saul Centers. The total rental payments made to Saul Centers by Chevy Chase in fiscal 2005 was $1.7 million. On September 24, 2001 Chevy Chase entered into an agreement to lease to Saul Company approximately 46,000 square feet of office space at its new corporate headquarters at 7501 Wisconsin Avenue, Bethesda, Maryland. Total payments under the lease for fiscal 2005 were $2.2 million. In addition, Chevy Chase has retained Saul Company as its leasing agent to secure tenants for additional space that will be available in the new corporate headquarters. The Trust believes that these leases have comparable terms to leases that would have been entered into with unaffiliated parties.

ITEM 14. PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

During fiscal years 2005 and 2004, The Trust retained Ernst & Young LLP to provide services in the following categories and amounts:

	Fiscal Year 2005	Fiscal Year 2004
Audit Fees (1)	$485,172	$403,004
Audit Related Fees (2)	15,180	3,300

Subtotaled	500,352	406,304

Tax Fees (3)	25,106	24,910
All Other Fees	—	—

Total Fees	$525,458	$431,214

(1)	Audit fees include the audit fee and fees for comfort letters, attest services and consents.
(2)	Audit related fees consist of fees incurred for consultation concerning financial accounting and reporting standards, performance of agreed-upon procedures, and other audit or attest services not required by statute or regulation.
(3)	Tax fees consist of fees for tax consultation and tax compliance services.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

The Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to engagement of the independent registered public accounting firm for the next year’s audit, management will submit to the Audit Committee for approval an aggregate of services expected to be rendered during that year for the services listed above.

Prior to engagement, the Audit Committee pre-approves these services by types of service. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging them.

Pursuant to the Trust’s Audit Committee Charter, the Audit Committee may delegate pre-approval authority to the chairman of the Audit Committee, who shall promptly advise the remaining members of the Audit Committee of such approval at the next regularly scheduled meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

The following consolidated financial statements of the Trust are incorporated by reference in Part II, Item 8.

(a)	Report of Independent Auditors.

(b)	Consolidated Balance Sheets—As of September 30, 2005 and 2004.

(c)	Consolidated Statements of Operations—For the years ended September 30, 2005, 2004 and 2003.

(d)	Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity—For the years ended September 30, 2005, 2004 and 2003.

(e)	Consolidated Statements of Cash Flows—For the years ended September 30, 2005, 2004 and 2003.

(f)	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules and Supplementary Data

(a) Schedules of the Real Estate Trust:

Schedule I—Condensed Financial Information—For the years ended September 30, 2005, 2004 and 2003.

Schedule III—Consolidated Schedule of Investment Properties As of September 30, 2005.

(b) Exhibits

EXHIBITS	DESCRIPTION
3. ORGANIZATIONAL DOCUMENTS

(a)	Second Amended and Restated Declaration of Trust filed with the Maryland State Department of Assessments and Taxation on May 23, 2002 as Exhibit 3(a) to Registration Statement 333-70753 is hereby incorporated by reference.

(b)	Second Amended and Restated By-Laws of the Trust dated as of May 23, 2002 as Exhibit 3(b) to Registration Statement 333-70753 is hereby incorporated by reference.

4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

(a)	Indenture, dated as of February 25, 2004, by and between the Trust and Wells Fargo Bank, National Association, as Trustee, with respect to the Trust’s 7 1/2% Senior Secured Notes due 2014 and 7 1/2% Series B Senior Secured Notes due 2014, including Form of Note, as filed as Exhibit 4 (a) to Registration Statement 333-113640 is hereby incorporated by reference.

(b)	Indenture, dated as of April 14, 2003, between the Trust and U.S. Bank National Association, as Trustee, with respect to the Trust’s Unsecured Notes Due for One Year to Ten Years from Date of Issue, as filed as Exhibit 4 (a) to Registration Statement 333-104068 is hereby incorporated by reference.

(c)	Indenture dated as of September 1, 1992 with respect to the Trust’s Notes due from One to Ten Years form Date of Issue filed as Exhibit 4(a) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(d)	First Supplemental Indenture dated as of January 16, 1997 with respect to the Trust’s Notes due from One to Ten years from Date of Issue filed as Exhibit 4(b) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(e)	Second Supplemental Indenture dated as of January 13, 1999 with respect to the Trust’s Notes due from One to Ten Years from Date of Issuance as filed as Exhibit 4(l) to Registration Statement No. 333-70753 is hereby incorporated by reference.

EXHIBITS	DESCRIPTION
10. MATERIAL CONTRACTS

(a)	Amended and Restated Advisory Contract dated as of October 1, 2005 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, LLC, filed as Exhibit 10(a) to Trust’s September 30 2005 Form 8-K is hereby incorporated by reference.

(b)	Form of Commercial Asset Management and Leasing Agreement between the Trust and B.F. Saul Property Company filed as Exhibit 10(c) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(c)	Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(d)	First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(e)	Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Bank, F.S.B. and certain real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(f)	Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

(g)	Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	First Amendment to Registration Rights and Lock-Up Agreement dated September 29, 1999 by and among Saul Centers, Inc., the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, Franklin Property Company and Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(i)	Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company, Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.

(j)	Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., B.F. Saul Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended March 31, 2000 is hereby incorporated by reference.

(k)	Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

(l)	Amended and Restated Note Administration Fee Agreement dated as of October 1, 2005, between the Trust, B.F. Saul Company and B.F. Saul Advisory Company L.L.C., as filed as Exhibit 10(n) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(m)	Development Agreement dated as of October 1, 2005 between the Trust and B.F. Saul Property Company, as filed as Exhibit 10(o) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

12.	Ratio of Earnings to Fixed Charges (filed herewith).

21.	List of Subsidiaries of the Trust (filed herewith).

31.	Rule 13a – 14(a)/15d – 14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

SCHEDULE I

B.F. SAUL REAL ESTATE INVESTMENT TRUST

CONDENSED FINANCIAL INFORMATION

(a)	Required condensed financial information on the Trust is disclosed in the audited consolidated financial statements included herewith.

(b)	Amounts of cash dividends paid to the Trust by consolidated subsidiaries were as follows:

Year Ended September 30
2005	2004	2003
$39,200,000	$24,800,000	$16,000,000

SCHEDULE III

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES — REAL ESTATE TRUST

September 30, 2005

(Dollars in Thousands)

Hotels (1)	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisitions	Land	Basis at Close of Period Buildings and Improvements	Total
Courtyard - Tyson’s Corner, McLean VA	$31,077	$(184)	$843	$30,050	$30,893
Crown Plaza - National Airport, Arlington VA	26,979	7,365	4,229	30,116	34,344
Hampton Inn - Dulles Airport, Sterling VA	—	7,289	290	6,999	7,289
Hampton Inn - Dulles Town Center, Sterling VA	11,379	51	795	10,636	11,430
Holiday Inn, Cincinnati OH	6,859	4,682	245	11,296	11,541
Holiday Inn - Dulles Airport, Sterling VA	6,950	24,865	862	30,952	31,815
Holiday Inn, Gaithersburg MD	3,849	18,879	1,781	20,947	22,728
Holiday Inn - National Airport, Arlington VA	10,187	10,896	1,183	19,901	21,083
Holiday Inn - Rochester Airport, Rochester NY	3,340	11,891	605	14,626	15,231
Holiday Inn - Tysons Corner, McLean VA	6,976	20,100	2,265	24,811	27,076
Holiday Inn Express, Herdon VA	5,259	1,154	1,178	5,234	6,413
Holiday Inn Select - Auburn Hills MI	10,450	3,329	1,031	12,747	13,779
SpringHill Suites, Boca Raton FL	10,942	598	1,220	10,320	11,540
TownePlace Suites, Boca Raton FL	7,527	259	869	6,917	7,786
TownePlace Suites - Dulles Airport, Sterling VA	5,849	327	219	5,957	6,176
TownePlace Suites - Ft. Lauderdale FL	7,059	177	420	6,816	7,236
TownePlace Suites, Gaithersburg MD	6,382	174	107	6,449	6,556

Subtotal - Hotels (1)	$161,064	$111,852	$18,142	$254,774	$272,916

SCHEDULE III

(continued)

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

September 30, 2005

(Dollars in Thousands)

Commercial	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisitions	Land	Basis at Close of Period Buildings and Improvements	Total
900 Circle 75 Pkway, Atlanta GA	$33,434	$5,263	$563	$38,134	$38,697
1000 Circle 75 Pkway, Atlanta GA	2,820	1,991	248	4,563	4,811
1100 Circle 75 Pkway, Atlanta GA	22,746	4,657	419	26,984	27,403
8001 Wisconsin Avenue, Bethesda, MD	5,408	—	1,893	3,515	5,408
8201 Greensboro, Tysons Corner VA	28,890	6,338	1,633	33,595	35,228
Commerce Ctr - Ph II, Ft. Lauderdale FL	4,266	768	782	4,252	5,034
Dulles North, Loudoun County VA	5,882	162	507	5,537	6,044
Dulles North Two, Loudoun County VA	7,729	92	404	7,417	7,821
Dulles North Four, Loudoun County VA	11,093	178	2,208	9,063	11,271
Dulles North Five, Loudoun County VA	5,078	(76)	535	4,467	5,002
Dulles North Six, Loudoun County VA	2,667	1,719	257	4,129	4,386
Loudoun Tech Center I, Loudoun County VA	5,334	909	1,075	5,168	6,243
Sweitzer Lane, Laurel MD	13,703	—	3,701	10,002	13,703
Tysons Park Place, Tysons Corner VA	21,811	1,781	2,453	21,139	23,592

Subtotal - Commercial	$170,861	$23,782	$16,678	$177,965	$194,643

SCHEDULE III

(continued)

CONSOLIDATED SCHEDULE OF INVESTMENTS PROPERTIES—REAL ESTATE TRUST

September 30, 2005

(Dollars in Thousands)

Purchase - Leasebacks and other	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisitions	Land	Basis at Close of Period Buildings and Improvements	Total
Chateau di Jon, Metairie, LA	$1,125	$—	$1,125	$—	$1,125
Country Club, Knoxville, TN	500	(22)	478	—	478
Houston Mall, Warner Robbins, GA	650	—	650	—	650

Subtotal - Purchase - Leasebacks and other	$2,275	$(22)	$2,253	$—	$2,253

Total Income - Producing Properties	$334,200	$135,612	$37,073	$432,739	$469,812

Land Parcels	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisitions	Land	Basis at Close of Period Buildings and Improvements	Total
Arvida Park of Commerce, Boca Raton, FL	$7,378	$(1,945)	$5,433	$—	$5,433
Ashburn Village, Loudoun Co., VA	4,919	199	4,919	199	$5,118
Cedar Green, Loudoun Co., VA	3,314	88	2,832	570	3,402
Church Road, Loudoun Co., VA	2,586	1,248	3,834	—	3,834
Circle 75, Atlanta, GA	12,927	4,310	16,049	1,188	17,237
Holiday Inn - Auburn Hills, Auburn Hills MI	218	—	218	—	218
Holiday Inn - Rochester, Roch., NY	68	—	68	—	68
Loudoun Tech II, Sterling, VA	939	17	956	—	956
Overland Park, Overland Park, KA	2,842	766	3,568	40	3,608
Prospect Indust. Pk, Ft. Laud., FL	2,203	(1,943)	260	—	260
Sterling Blvd., Loudoun Co., VA	505	4,449	2,618	2,336	4,954
Tysons Park Place II, Fairfax, VA	—	3,009	—	3,009	3,009

Subtotal	$37,899	$10,198	$40,755	$7,342	$48,097

Total Investment Properties (1)	$372,099	$145,810	$77,828	$440,081	$517,909

SCHEDULE III

(continued)

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

September 30, 2005

(Dollars in Thousands)

Hotels (1)	Accumulated Depreciation	(2) Related Debt	Date of Construction	Date Acquired/ Transferred	Buildings and Improvements Depreciable Lives (Years)
Courtyard - Tyson’s Corner, McLean VA	$8,951	$25,438	2000	12/00	40
Crown Plaza - National Airport, Arlington VA	9,832	15,292	1959	12/97	39
Hampton Inn - Dulles Airport, Sterling VA	3,901	5,854	1987	4/87	31.5
Hampton Inn - Dulles Town Center, Sterling VA	4,429	7,722	2000	11/00	40
Holiday Inn, Cincinnati OH	7,696	5,400	1975	2/76	40
Holiday Inn - Dulles Airport, Sterling VA	21,068	10,799	1971	11/84	28
Holiday Inn, Gaithersburg MD	11,726	6,093	1972	6/75	45
Holiday Inn - National Airport, Arlington VA	11,700	11,351	1973	11/83	30
Holiday Inn - Rochester Airport, Rochester NY	9,101	10,943	1975	3/76	40
Holiday Inn - Tysons Corner, McLean VA	12,311	12,892	1971	6/75	47
Holiday Inn Express, Herdon VA	1,604	4,396	1987	10/96	40
Holiday Inn Select - Auburn Hills MI	5,210	10,886	1989	11/94	31.5
SpringHill Suites, Boca Raton FL	2,280	5,817	1999	9/99	40
TownePlace Suites, Boca Raton FL	1,375	5,261	1999	6/99	40
TownePlace Suites - Dulles Airport, Sterling VA	1,369	6,055	1998	8/98	40
TownePlace Suites - Ft. Lauderdale FL	1,421	4,320	1999	10/99	40
TownePlace Suites, Gaithersburg MD	1,390	4,613	1999	6/99	40

Subtotal - Hotels (1)	$115,364	$153,132

SCHEDULE III

(continued)

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

September 30, 2005

(Dollars in Thousands)

Commercial	Accumulated Depreciation	(2) Related Debt	Date of Construction	Date Acquired/ Transferred	Buildings and Improvements Depreciable Lives (Years)
900 Circle 75 Pkway, Atlanta GA	$22,256	$18,931	1985	12/85	35
1000 Circle 75 Pkway, Atlanta GA	3,171	4,680	1974	4/76	40
1100 Circle 75 Pkway, Atlanta GA	16,710	11,562	1982	9/82	40
8001 Wisconsin Avenue, Bethesda, MD	30	—	1986	5/05	40
8201 Greensboro, Tysons Corner VA	17,420	31,111	1985	4/86	35
Commerce Ctr - Ph II, Ft. Lauderdale FL	2,200	3,556	1986	1/87	35
Dulles North, Loudoun County VA	2,631	4,709	1990	10/90	31.5
Dulles North Two, Loudoun County VA	2,588	8,121	1999	10/99	40
Dulles North Four, Loudoun County VA	2,659	8,330	2002	4/02	40
Dulles North Five, Loudoun County VA	973	6,380	2000	3/00	40
Dulles North Six, Loudoun County VA	435	4,480	2000	10/00	40
Loudoun Tech Center I, Loudoun County VA	427	3,599	2001	12/01	40
Sweitzer Lane, Laurel MD	1,229	10,187	1995	11/00	40
Tysons Park Place, Tysons Corner VA	10,863	27,436	1976	12/99	30

Subtotal - Commercial	$83,592	$143,082

Purchase - Leasebacks	Accumulated Depreciation	Related Debt	Date of Construction	Date Acquired/ Transferred
Chateau di Jon, Metairie, LA	$—	$—		11/73
Country Club, Knoxville, TN	—	—		5/76
Houston Mall, Warner Robbins, GA	—	—		2/72
Old National, Atlanta, GA (Other)	—	—		8/71

Subtotal - Purchase - Leasebacks	$—	$—

Total Income - Producing Properties	$198,956	$296,214

SCHEDULE III

(continued)

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

September 30, 2005

(Dollars in Thousands)

Land Parcels	Accumulated Depreciation	Related Debt	Date of Construction	Date Acquired/ Transferred
Arvida Park of Commerce, Boca Raton, FL	$—	$—		12/84 & 5/85
Ashburn Village, Loudoun Co., VA	—	—		9/05
Cedar Green, Loudoun Co., VA	—	—		10/00
Church Road, Loudoun Co., VA	—	—		9/84 & 4/85
Circle 75, Atlanta, GA	96	—		2/77 & 1/84
Holiday Inn - Auburn Hills, Auburn Hills MI	—	—		8/85
Holiday Inn - Rochester, Roch., NY	—	—		7/97
Loudoun Tech II, Sterling, VA				7/05
Overland Park, Overland Park, KA	—	—		9/86
Prospect Indust. Pk, Ft. Laud., FL	—	—		1/77 & 2/85
Sterling Blvd., Loudoun Co., VA	—	—		10/83 & 8/84
Tysons Park Place II, Fairfax, VA	—	—		4/84, 2/00, 3/00

Subtotal	$96	$—

Total Investment Properties (1)	$199,052	$296,214

NOTES:

(1)	Includes real estate held for sale
(2)	Includes hotel capital lease obligations of approximately $1.9 million.
(3)	See Summary of Significant Accounting Policies for basis of recording investment properties and computing depreciation. Investment properties are discussed in Note 6 to Consolidated Financial Statements.
(4)	A reconciliation of the basis of investment properties and accumulated depreciation follows.

SCHEDULE III

(continued)

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

BASIS OF INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION - REAL ESTATE TRUST

(In thousands)

	For the year ended September 30
	2005	2004	2003
Basis of investment properties (1)
Balance at beginning of period	$498,873	$483,673	$479,309
Additions (reductions during the period):
Capital expenditures and property acquisitions from nonaffiliates	21,770	17,973	9,855
Capital expenditures and property acquisitions from affiliates	5,874	—	(1,873)
Sales to nonaffiliates	(7,353)	—	—
Other	(1,255)	(2,773)	(3,618)

Balance at end of period	$517,909	$498,873	$483,673

Accumulated depreciation (1)
Balance at beginning of period	$183,859	$166,243	$149,981
Additions (reductions during the period):
Depreciation expense	19,857	19,053	19,330
Sales to nonaffiliates	(3,784)	—	—
Other	(880)	(1,437)	(3,068)

Balance at end of period	$199,052	$183,859	$166,243

(1)	Includes real estate held for sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B.F. SAUL REAL ESTATE INVESTMENT TRUST

December 16, 2005	By:	/s/ B. FRANCIS SAUL II
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

Signature	Title	Date
/s/ B. FRANCIS SAUL II B. Francis Saul II	Trustee, Chairman of the Board (Principal Executive Officer)	December 16, 2005

/s/ STEPHEN R. HALPIN, JR. Stephen R. Halpin, Jr.	Vice President and Chief Financial Officer (Principal Financial Officer)	December 16, 2005

/s/ Kenneth D. Shoop Kenneth D. Shoop	Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	December 16, 2005

/s/ Philip D. Caraci Philip D. Caraci	Trustee	December 16, 2005

/s/ GILBERT M. GROSVENOR Gilbert M. Grosvenor	Trustee	December 16, 2005

/s/ GEORGE M. ROGERS, JR. George M. Rogers, Jr.	Trustee	December 16, 2005

/s/ B. FRANCIS SAUL III B. Francis Saul III	Trustee	December 16, 2005

/s/ JOHN R. WHITMORE John R. Whitmore	Trustee	December 16, 2005