Form 10-Q
period 2005-12-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2006-02-10
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of February 10, 2006, was 4,807,510.

Item 1. Financial Statements

Consolidated Balance Sheets

B.F. SAUL REAL ESTATE INVESTMENT TRUST

(In thousands)	December 31, 2005	September 30, 2005
	(Unaudited)
ASSETS
Real Estate
Income-producing properties
Hotel	$262,565	$246,144
Office and industrial	195,541	194,643
Other	2,253	2,253

	460,359	443,040
Accumulated depreciation	(186,780)	(182,255)

	273,579	260,785
Land parcels	46,183	48,029
Construction in progress	7,180	—
Real estate held for sale	3,845	10,043
Investment in Saul Holdings and Saul Centers	78,997	75,323
Cash and cash equivalents	13,096	13,920
Note receivable - related party	15,400	13,100
Other assets	43,424	44,630

Total real estate assets	481,704	465,830

Banking
Cash and other deposits	591,143	507,499
Securities purchased under agreements to resell	50,000	—
Loans held for securitization and/or sale	1,554,083	1,718,132
Investment securities (market value $198,544 and $198,769, respectively)	200,793	200,902
Mortgage-backed securities (market value $819,104 and $849,764, respectively)	832,550	859,808
Loans receivable (net of allowance for losses of $28,640 for both periods)	9,627,930	9,303,800
Federal Home Loan Bank stock	121,946	136,093
Real estate held for sale	19,580	20,265
Property and equipment, net	545,235	534,371
Automobiles subject to lease, net	148,307	185,036
Goodwill and other intangible assets, net	39,635	30,923
Interest-only strips receivable	354,034	348,227
Servicing assets, net	165,332	164,592
Other assets	228,414	235,313

Total banking assets	14,478,982	14,244,961

TOTAL ASSETS	$14,960,686	$14,710,791

LIABILITIES
Real Estate
Mortgage notes payable	$283,446	$278,411
Mortgage note payable - real estate held for sale	5,186	15,917
Notes payable - secured	250,000	250,000
Notes payable - unsecured	57,135	57,760
Secured revolving credit facility	9,000	—
Accrued dividends payable - preferred shares of beneficial interest	1,354	—
Other liabilities and accrued expenses	27,191	22,180
Deferred tax liability, net	36,246	35,951

Total real estate liabilities	669,558	660,219

Banking
Deposit accounts	10,255,677	9,781,768
Borrowings	580,166	498,914
Federal Home Loan Bank advances	2,154,361	2,468,740
Other liabilities	374,229	399,862
Capital notes - subordinated	175,000	175,000

Total banking liabilities	13,539,433	13,324,284

Commitments and contingencies
Minority interest held by affiliates	128,706	124,932
Minority interest — other	296,013	296,013

TOTAL LIABILITIES	14,633,710	14,405,448

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized, 6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	270,716	249,083

	370,817	349,184
Less cost of 1,834,088 common shares of beneficial interest in treasury	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	326,976	305,343

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,960,686	$14,710,791

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

B.F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(In thousands, except per share amounts)	2005	2004
REAL ESTATE
Income
Hotels	$25,175	$21,813
Office and industrial (including $1,311 and $1,266 of rental income from banking segment, respectively)	10,107	9,559
Other	376	323

Total income	35,658	31,695

Expenses
Direct operating expenses:
Hotels	15,684	14,004
Office and industrial properties	3,119	2,883
Land parcels and other	312	247
Interest and amortization of debt expense	12,248	11,699
Depreciation	4,859	4,661
Advisory, management and leasing fees - related parties	3,464	3,210
General and administrative	923	553

Total expenses	40,609	37,257

Equity in earnings (losses) of unconsolidated entities:
Saul Holdings and Saul Centers	2,617	1,976
Other	(166)	(227)

REAL ESTATE OPERATING LOSS	$(2,500)	$(3,813)

BANKING
Interest income
Loans	$155,956	$118,276
Mortgage-backed securities	8,427	4,575
Other	4,590	3,156

Total interest income	168,973	126,007

Interest expense
Deposit accounts	35,740	18,372
Borrowings	33,481	23,845

Total interest expense	69,221	42,217

Net interest income	99,752	83,790
Provision (credit) for loan losses	(557)	(383)

Net interest income after provision for loan losses	100,309	84,173

Other income
Deposit servicing fees	35,519	34,091
Servicing, securitization and mortgage banking income	52,095	65,028
Automobile rental income, net	12,526	25,249
Other	12,841	9,275

Total other income	112,981	133,643

Continued on following page.

Consolidated Statements of Operations (Continued)

B.F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(In thousands, except per share amounts)	2005	2004
BANKING (Continued)

Operating expenses
Salaries and employee benefits	$71,888	$63,995
Servicing assets amortization and other loan expenses	22,178	15,490
Property and equipment (including $1,311 and $1,266 of rental expense paid to real estate segment, respectively)	13,258	10,715
Marketing	5,677	3,285
Data processing	9,997	8,268
Depreciation and amortization	19,895	30,098
Other	14,813	16,150

Total operating expenses	157,706	148,001

BANKING OPERATING INCOME	$55,584	$69,815

TOTAL COMPANY
Income from continuing operations before income taxes and minority interest	$53,084	$66,002
Income tax provision	18,596	23,672

Income from continuing operations before minority interest	34,488	42,330
Minority interest held by affiliates	(5,774)	(7,516)
Minority interest — other	(7,272)	(7,255)

INCOME FROM CONTINUING OPERATIONS	21,442	27,559
Discontinued real estate operations:
Income (loss) from operations of discontinued real estate assets (including gain on disposal of $1,256 in 2005)	1,323	(2,256)
Income tax provision (benefit)	463	(787)

INCOME (LOSS) ON DISCONTINUED REAL ESTATE OPERATIONS	860	(1,469)

TOTAL COMPANY NET INCOME	$22,302	$26,090
Dividends: Real Estate Trust’s preferred shares of beneficial interest	(1,354)	(1,354)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$20,948	$24,736

NET INCOME (LOSS) PER COMMON SHARE
Income from continuing operations	$4.18	$5.46
Discontinued operations	0.18	(0.31)

NET INCOME PER COMMON SHARE (BASIC AND DILUTED)	$4.36	$5.15

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity

B.F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(Dollars in thousands)	2005	2004
COMPREHENSIVE INCOME

Net income	$22,302	$26,090
Other comprehensive income	—	—

TOTAL COMPREHENSIVE INCOME	$22,302	$26,090

CHANGES IN SHAREHOLDERS’ EQUITY

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)	6,642	6,642

PAID-IN SURPLUS
Beginning and end of period	92,943	92,943

RETAINED EARNINGS
Beginning of period	249,083	185,342
Net income	22,302	26,090
Adjustments - Saul Holdings investment	685	597
Dividends:
Real Estate Trust preferred shares of beneficial interest:
Distributions payable	(1,354)	(1,354)

End of period	270,716	210,675

TREASURY SHARES
Beginning and end of period (1,834,088 shares)	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	$326,976	$266,935

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

B.F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(In thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss	$(796)	$(3,975)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of property	(1,256)	—
Depreciation	4,859	4,976
Amortization of debt expense	682	569
Equity in earnings of unconsolidated entities, net of net distributions of $0 and $1,646, respectively	(2,451)	(103)
Deferred tax benefit	(75)	(1,097)
Decrease in accounts receivable and accrued income	321	645
Increase (decrease) in accounts payable and accrued expenses	2,951	(114)
Dividends and tax sharing payments	9,638	10,058
Other	(2,278)	(108)

	11,595	10,851

Banking
Net income	23,098	30,065
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	9,776	8,801
Increase in income taxes payable	17,501	4,893
Depreciation and amortization	19,895	30,098
Provision (credit) for loan losses	(557)	(383)
Minority interest held by affiliates	5,774	7,516
Minority interest - other	2,500	2,500
Proceeds from sales of trading securities	68,429	68,486
Purchases and net fundings of loans held for securitization and/or sale	(1,102,290)	(1,439,766)
Proceeds from sales of loans held for securitization and/or sale	1,171,932	1,866,633
Increase in interest-only strips receivable	(5,807)	(53,751)
Increase in servicing assets	(739)	(17,012)
(Increase) decrease in other assets	6,928	(20,190)
Increase (decrease) in other liabilities	(43,135)	15,924
Other	(1,887)	(1,726)

	171,418	502,088

Net cash provided by operating activities	183,013	512,939

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Capital expenditures and acquisition - properties	(10,191)	(2,805)
Development/redevelopment expenditures	(4,992)	—
Property sales, net	7,620	2,090
Net advances, note receivable - related party	(2,300)	—
Equity investment in unconsolidated entities	—	(3,790)
Other investments	(158)	(311)

	(10,021)	(4,816)

Banking
Purchases of investment securities	—	(129,279)
Proceeds from redemption of Federal Home Loan Bank Stock	56,385	84,177
Purchases of Federal Home Loan Bank stock	(42,238)	(81,414)
Net principal collected on loans	1,472,922	1,222,398
Net fundings and purchases of loans receivable	(1,776,686)	(1,516,616)
Principal collected on mortgage-backed securities	49,933	49,136
Purchases of mortgage-backed securities	(23,223)	(184,190)
Repayments of automobiles subject to lease	27,935	69,108
Net purchases of property and equipment	(22,315)	(22,830)
Net proceeds from sales of property and equipment	212	—
Net proceeds from sales of real estate	913	229
Disbursements for real estate held for investment or sale	(1,092)	(973)
Purchase of investment management company	(8,803)	—

	(266,057)	(510,254)

Net cash used in investing activities	(276,078)	(515,070)

Continued on following page.

Consolidated Statements of Cash Flows (Continued)

B.F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(In thousands)	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Net proceeds from secured revolving credit facility	$9,000	$—
Proceeds from mortgage financings	85,500	—
Principal curtailments and repayments of mortgages	(96,433)	(7,284)
Proceeds from sales of unsecured notes	935	1,435
Repayments of unsecured notes	(1,560)	(1,064)
Refunds (costs) of obtaining financings	160	(143)

	(2,398)	(7,056)

Banking
Proceeds from customer deposits and sales of certificates of deposit	20,213,277	16,558,635
Customer withdrawals of deposits and payments for maturing certificates of deposit	(19,739,368)	(16,262,058)
Net increase in securities sold under repurchase agreements	73,713	16,021
Advances from the Federal Home Loan Bank	5,750,176	6,445,000
Repayments of advances from the Federal Home Loan Bank	(6,064,555)	(6,702,293)
Net increase (decrease) in other borrowings	7,540	(4,190)
Cash dividends paid on preferred stock	(2,500)	(2,500)
Cash dividends paid on common stock	(10,000)	(12,000)

	228,283	36,615

Net cash provided by financing activities	225,885	29,559

Net increase in cash and cash equivalents	132,820	27,428
Cash and cash equivalents at beginning of period	521,419	574,390

Cash and cash equivalents at end of period	$654,239	$601,818

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$13,096	$30,821
Banking
Cash and other deposits	591,143	520,997
Securities purchased under agreements to resell	50,000	50,000

Cash and cash equivalents at end of period	$654,239	$601,818

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$69,358	$55,320
Income taxes paid, net	1,969	20,211
Shares of Saul Centers, Inc. common stock	1,876	5,371
Saul Holdings Limited Partnership Units	1,776	—
Cash received during the period from:
Dividends on shares of Saul Centers, Inc. common stock	1,876	1,595
Distributions from Saul Holdings Limited Partnership	1,776	1,632
Supplemental disclosures of noncash activities:
Rollovers of notes payable - unsecured	823	1,665
Loans held for sale and/or securitization exchanged for trading securities	66,616	—
Loans receivable transferred from real estate acquired in settlement of loans	1,582	—
Assumption of debt not included in cash paid for acquisition of property	5,810	—

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL:

The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term “Trust” used in the text and the financial statements included herein refers to the consolidated entity, which includes B.F. Saul Real Estate Investment Trust and its subsidiaries, including Chevy Chase Bank, F.S.B. and its subsidiaries (“Chevy Chase” or the “Bank”). “Real Estate Trust” refers to B.F. Saul Real Estate Investment Trust and its subsidiaries, excluding Chevy Chase and Chevy Chase’s subsidiaries. The operations conducted by the Real Estate Trust are designated as “Real Estate,” while the business conducted by the Bank and its subsidiaries is identified by the term “Banking.” In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust’s audited consolidated financial statements included in its Form 10-K for the fiscal year ended September 30, 2005. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Certain reclassifications of prior periods’ information have been made to conform with the presentation for the three months ended December 31, 2005, including the reclassification of certain income and expense amounts to operations of discontinued real estate assets to assure comparability of all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following accounting policies should be read in conjunction with the Trust’s audited consolidated financial statements and the accompanying notes included in its Form 10-K for the fiscal year ended September 30, 2005.

REAL ESTATE INVESTMENT PROPERTIES

The Real Estate Trust purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, personal property and intangibles related to in-place leases and customer or franchise relationships in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations.” The purchase price is allocated based on the relative fair value of each component.

The fair value of an office building is determined as if the building was vacant upon acquisition and subsequently leased at market rates. As such, the determination of fair value considers the present value of all cash flows to be generated from the property including the initial lease up period. The Real Estate Trust determines the fair value of above and below market intangibles associated with in-place leases by assessing the net effective rent and remaining term of the lease relative to market terms for similar leases at acquisition. In the case of below market leases, the Real Estate Trust considers the remaining contractual lease period and renewal periods, taking into consideration the likelihood of the tenant exercising its renewal options. The fair value of a below market lease component is recorded as deferred income and amortized as additional lease revenue over the remaining contractual lease period and any renewal options included in the valuation analysis. The fair value of above market lease intangibles is recorded as a deferred asset and is amortized as a reduction of lease revenue over the remaining contractual lease term. The Real Estate Trust determines the fair value of at-market in-place leases considering the cost of acquiring similar leases, foregone rents associated with the lease-up period and carrying costs associated with the lease-up period. Intangible assets associated with at-market in-place leases are amortized as additional lease expense over the remaining contractual lease term. To the extent customer relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the customer relationship.

The purchase price allocation for the acquisition of a hotel property is determined based on the relative fair vale of the components of the property, which include land, building, personal property, franchise relationships and any in-place leases. The valuation of the personal property is based on management’s evaluation of the value of such property. The personal property is amortized over its remaining estimated useful life. The allocation to land and building are determined based on their relative fair value. To the extent that franchise relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the franchise relationship.

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed the assets are placed in service, their operating income, operating expenses, consisting mainly of real estate taxes, payroll, repairs and maintenance, utilities, insurance, franchise, marketing and other property related expenses and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized during the three month period ended December 31, 2005 totaled $51,000. There was no capitalization of interest during the three month period ended December 31, 2004.

CONSTRUCTION IN PROGRESS

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. The Construction in Progress balance as of December 31, 2005 is as follows:

Construction in Progress

(In thousands)

December 31, 2005
Tysons Park Place	$2,998
Dulles Springhill Suites	2,873
Circle 75 Development	1,309

Total	$7,180

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Emerging Issues Task Force (“EITF”) issued EITF 04-5, last updated on July 15, 2005, “Investors Accounting for an Investment in a Limited Partnership when the Investor is the General Partner and the Limited Partners have Certain Rights, (“EITF 04-5”) which addresses the General Partner in a limited partnership who is presumed to control the partnership unless the Limited Partners have the ability, through a majority vote, to remove the General Partner without cause or the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of business. The EITF is effective as of June 29, 2005 for new limited partnerships and existing limited partnerships where the partnership agreement has been modified after that date or no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Trust has not entered into any new agreements or made any amendments to existing agreements that are covered by EITF 04-5. The Trust is evaluating the potential impact of EITF 04-5 with respect to existing agreements and does not anticipate that the adoption of EITF 04-5, if applicable, will have a material impact on its financial condition or results of operations.

3. CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying financial statements include the accounts of the Real Estate Trust, which is involved in the ownership and development of income-producing properties. The accounts of the Bank have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results and cash flows for two business operations: Real Estate and Banking. All significant inter-company transactions, except as disclosed elsewhere in the financial statements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the Bank are presented gross in the Consolidated Statements of Cash Flows. For purposes of calculating primary and diluted earnings per share, weighted average common shares outstanding totaled 4,807,510 for both the three month period ended December 31, 2005 and December 31, 2004. The Trust has no common share equivalents. No common share dividends were paid or declared in the three month period ended December 31, 2005. On January 19, 2006, the Trust declared a dividend on its common shares of $0.248 per share, totaling approximately $1.2 million, payable on January 20, 2006, to holders of record on December 30, 2005.

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

5. INVESTMENT IN SAUL CENTERS, INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP – REAL ESTATE TRUST:

During the three-month period ended December 31, 2005, the Real Estate Trust purchased, through dividend reinvestment, approximately 55,000 shares of common stock of Saul Centers, Inc. (“Saul Centers”), and as of December 31, 2005 owned approximately 4,522,000 shares representing 26.8% of such company’s outstanding common stock. As of December 31, 2005, the market value of these shares was approximately $163.2 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

In fiscal 1993, the Real Estate Trust entered into a series of transactions in connection with the initial public offering of Saul Centers. The Real Estate Trust transferred its 22 shopping centers and one of its office properties, together with the $196 million of mortgage debt and deferred interest associated with such properties, to a newly formed partnership, Saul Holdings Limited Partnership (“Saul Holdings Partnership”), in which as of December 31, 2005 the Real Estate Trust owns (directly and through its wholly owned subsidiaries) a 19.3% interest, other entities affiliated with the Real Estate Trust own a 4.6% interest and Saul Centers owns a 76.1% interest. Under the Saul Holdings Partnership agreement, the units are generally convertible on a one-for-one basis into common stock of Saul Centers. However, at the current time, the units held by the Real Estate Trust are not convertible into Saul Centers common stock because of restrictions contained in the Saul Holdings Partnership agreement on the number of shares of common stock of Saul Centers that the Real Estate Trust and its affiliates can beneficially own at any point in time. The Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly distributions to the partners out of net cash flow. During the three-month period ended December 31, 2005, the Real Estate Trust received total cash distributions of $1.8 million from Saul Holdings Partnership which were all reinvested in new Partnership Units. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s credit line banks.

Pursuant to a reimbursement agreement among the partners of Saul Holdings Partnership and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At December 31, 2005, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $100.0 million. The Real Estate Trust believes that Saul Holdings will be able to make all payments due with respect to its debt obligations.

5. INVESTMENT IN SAUL CENTERS INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP-REAL ESTATE

TRUST (Continued):

The unaudited condensed Consolidated Balance Sheets as of December 31, 2005 and 2004, and the unaudited Consolidated

Statements of Operations for the three month period ended December 31, 2005 and 2004 of Saul Centers follow:

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,
(In thousands)	2005	2004
Assets
Real estate investments	$762,640	$682,808
Accumulated depreciation	(195,376)	(181,420)
Other assets	64,069	82,008

Total assets	$631,333	$583,396

Liabilities and stockholders’ equity
Mortgage notes payable	$482,431	$453,646
Other liabilities	34,432	28,786

Total liabilities	516,863	482,432
Minority interests	2,499	—
Total stockholders’ equity	111,971	100,964

Total liabilities and stockholders’ equity	$631,333	$583,396

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
(In thousands)	2005	2004
Revenue
Base rent	$25,753	$23,774
Other revenue	7,080	5,795

Total revenue	32,833	29,569

Expenses
Operating expenses	6,986	5,896
Interest and amortization of deferred debt expense	7,658	7,114
Depreciation and amortization	5,889	5,828
General and administrative	2,572	2,475

Total expenses	23,105	21,313

Net operating income before minority interests	9,728	8,256

Minority interests	(1,847)	(2,028)

Net income	7,881	6,228

Preferred dividends	(2,000)	(2,000)

Net income available to common shareholders	$5,881	$4,228

6. REAL ESTATE ACQUIRED – REAL ESTATE TRUST:

On November 1, 2005, the Real Estate Trust acquired a 137 room hotel property located in Fairfax County, Virginia for a purchase price of approximately $12.7 million, which included the assumption of a mortgage note of $5.8 million (see Note 9). The Real Estate Trust accounted for the acquisition in accordance with SFAS No. 141, “Business Combinations.” The Real Estate Trust allocates the purchase price to various components, such as land, building, personal property and intangibles related to any in-place leases and customer or franchise relationships, if applicable, as described in Note 2. A total of $317,000 of the total cost was allocated as personal property and included in hotel real estate assets at December 31, 2005. The personal property assets are being amortized over their estimated remaining useful life, a weighted average term of 2.0 years. There were no above or below market lease intangibles or any value assigned to customer or franchise relationships. The results of operations of the acquired hotel are included in the consolidated statements of operations as of the acquisition date.

7. RELATED PARTY TRANSACTIONS – REAL ESTATE TRUST:

Under an existing unsecured note receivable from B.F. Saul Company, which was modified and amended on October 1, 2005, not to exceed $30.0 million, the Real Estate Trust advanced an additional net amount of $2.3 million during the current quarter. At December 31, 2005, the note balance totaled $15.4 million. Interest is computed on the note at 200 basis points over a floating rate index. Interest earned on the note totaled $194,000 and $68,000 for the three month periods ended December 31, 2005 and 2004, respectively. The note is due and payable on September 30, 2015.

8. DISCONTINUED OPERATIONS – REAL ESTATE TRUST:

During fiscal 2005, the Real Estate Trust determined that it would sell two of its hotel properties which no longer met its investment criteria. Therefore, in fiscal 2005, the Real Estate Trust determined that the held for sale criteria in accordance with FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” had been met for both properties. Accordingly, the Real Estate Trust compared the carrying value of these assets to their estimated fair value, less cost to sell, to determine if the assets were impaired. The Real Estate Trust determined that no adjustments to the carrying amounts were required. The sale of one of these properties closed on December 16, 2005. The remaining hotel asset is classified as Real Estate Held for Sale on the Consolidated Balance Sheets. A mortgage note secured by the remaining property is classified as Mortgage notes payable – real estate held for sale on the Consolidated Balance Sheets. Included in Income (loss) from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations is the gain on sale of the hotel asset that closed on December 16, 2005 of approximately $1.3 million as well as combined operating income from the two hotel properties of approximately $67,000.

9. EXTINGUISHMENT OF LIABILITIES – REAL ESTATE TRUST:

In connection with the hotel asset acquired on November 1, 2005 (see Note 6) the Real Estate Trust, on December 21, 2005, defeased the loan that was assumed with the acquisition of the hotel property. The Real Estate Trust paid $6.6 million into an escrow fund with which United States government securities were purchased. The defeasance was funded by available cash and line of credit borrowings. The government securities became replacement collateral for the loan securing the hotel, and became the sole source of payment of the $5.8 million loan (the “Fiscal 2006 defeased loan”). As a result of the transaction the Real Estate Trust is no longer the primary obligor with respect to the Fiscal 2006 defeased loan. The escrow fund is maintained by Wells Fargo Bank, National Association, as Securities Intermediary and Custodian. The $5.8 million Fiscal 2006 defeased loan was accounted for as if it were extinguished in December 2005. The Real Estate Trust incurred defeasance charges of approximately $900,000, including a prepayment premium of $829,000.

10. MORTGAGE NOTES PAYABLE – SECURED – REAL ESTATE TRUST:

On December 29, 2005, the Real Estate Trust placed a $9.5 million mortgage note on the hotel property that was acquired on November 1, 2005. The note, which is due on January 1, 2016, bears interest at 5.92%. Monthly principal and interest payments, based on a 25 year amortization schedule, of $60,745 are required with a balloon payment of $7.4 million due at maturity.

On December 2, 2005, the Real Estate Trust refinanced one of six properties that were secured by an approximately $88.0 million portfolio mortgage note which was due on March 31, 2006. The property was refinanced with a new 10 year mortgage note of $76.0 million. The proceeds from this refinancing, along with available cash and line of credit borrowings were used to repay the portfolio loan. As a result the Real Estate Trust unlevered the remaining five properties. The loan, which is due on January 11, 2016, bears interest at 5.3% and requires interest only payments for the initial 5 years. Beginning in year 6, monthly principal and interest payments of $422,000 are required with a balloon payment of $70.3 million due at maturity.

11. INDUSTRY SEGMENT INFORMATION - REAL ESTATE TRUST

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the “Banking” sections of the accompanying financial statements

	Three Months Ended December 31,
(In thousands)	2005	2004
INCOME (from continuing operations)
Hotels	$25,175	$21,813
Office and industrial properties	10,107	9,559
Other	376	323

	$35,658	$31,695

OPERATING PROFIT (LOSS) (from continuing operations) (1)
Hotels	$6,677	$4,946
Office and industrial properties	4,948	4,883
Other	59	71

	11,684	9,900
Equity earnings of unconsolidated entities, net	2,451	1,749
Interest and amortization of debt expense	(12,248)	(11,699)
Advisory, management and leasing fees - related parties	(3,464)	(3,210)
General and administrative	(923)	(553)

Operating loss from continuing operations	$(2,500)	$(3,813)

IDENTIFIABLE ASSETS (AT PERIOD END)
Hotels	$177,966	$169,522
Office and industrial properties	129,688	124,085
Other	174,050	162,921

	$481,704	$456,528

INTEREST AND AMORTIZATION OF DEBT EXPENSE (from continuing operations)
Hotels	$3,458	$2,676
Office and industrial properties	2,909	2,946
Other (net of amount capitalized)	5,881	6,077

	$12,248	$11,699

DEPRECIATION (from continuing operations)
Hotels	$2,814	$2,863
Office and industrial properties	2,040	1,793
Other	5	5

	$4,859	$4,661

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS (from continuing operations)
Hotels (2)	$8,488	$667
Office and industrial properties	1,626	1,812
Other	5,069	160

	$15,183	$2,639

(1)	Operating profit (loss) includes income less direct operating expenses and depreciation
(2)	Assumption of debt totaling $5.8 million is not included in capital expenditures and property acquisitions for the 2005 quarter.

12. SUBSEQUENT EVENTS – REAL ESTATE TRUST:

On January 19, 2006, the Real Estate Trust deposited cash of approximately $7.6 million into an escrow fund with which United States government securities were purchased to complete a partial defeasance of a mortgage loan made to the Real Estate Trust. The defeased portion of the loan encumbered the hotel property which was held for sale at December 31, 2005. The defeasance was funded by available cash and line of credit borrowings. The government securities became the replacement collateral for the loan securing the hotel, and became the sole source of payment for the $5.8 million loan (the “Defeased loan”). As a result of the transaction, the principal amount owed by the Real Estate Trust was reduced by $5.8 million, with corresponding reductions in the principal and interest payments to be made to maturity. The Real Estate Trust expects to incur defeasance charges of approximately $1.9 million, including a prepayment premium of $1.8 million. The escrow fund is maintained by Wells Fargo Bank, National Association, as Securities Intermediary and Custodian, and the Real Estate Trust is no longer the primary obligor with respect to the Defeased loan.

On January 19, 2006, the sale of a hotel property, which was classified as held for sale at December 31, 2005, was finalized and the Real Estate Trust received proceeds of $5.5 million from the sale. The Real Estate Trust financed an additional $500,000 through the issuance of a note to the purchaser. The note, which bears interest at 9.0%, is due on January 18, 2008. Interest accrues on the note beginning on July 12, 2006 through maturity. All principal and accrued interest are due at maturity. The Real Estate Trust expects to realize a gain of approximately $2.2 million on the sale of the hotel property.

13. LOANS HELD FOR SECURITIZATION AND/OR SALE - THE BANK:

At December 31, 2005, loans held for securitization and/or sale were composed of single-family residential and home equity loans totaling $1,553.5 million and $580,000 respectively. At September 30, 2005, loans held for securitization and/or sale were composed of single-family residential and home equity loans totaling $1,717.8 million and $341,000 respectively.

14. LOANS RECEIVABLE - THE BANK:

Loans receivable is composed of the following:

(In Thousands)	December 31, 2005	September 30, 2005
Single-family residential	$6,179,886	$5,843,205
Home equity	1,744,992	1,796,148
Other real estate	427,555	358,937
Commercial	1,032,171	1,035,972
Automobile	118,332	149,253
Other consumer	51,291	53,742

	9,554,227	9,237,257

Deferred loan origination costs, net of unearned discounts	102,343	95,183
Allowance for losses on loans	(28,640)	(28,640)

	73,703	66,543

Total	$9,627,930	$9,303,800

15. REAL ESTATE HELD FOR SALE - THE BANK:

The Bank’s real estate acquired in settlement of loans or real estate owned (“REO”) is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs). At December 31, 2005 and September 30, 2005, real estate held for sale totaled $19.6 and $20.3 million respectively.

16. BUSINESS SEGMENTS -THE BANK:

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

(In Thousands)	Retail Banking	Other	Total
Three Months Ended December 31, 2005
Operating income	$194,037	$19,212	$213,249
Operating expense	145,710	14,491	160,201

Core earnings	48,327	4,721	53,048
Non-core items	2,609	(73)	2,536

Operating Income	$50,936	$4,648	$55,584

Average assets	$13,071,458	$1,387,140	$14,458,598

Three Months Ended December 31, 2004
Operating income	$203,300	$14,571	$217,871
Operating expense	137,866	12,247	150,113

Core earnings	65,434	2,324	67,758
Non-core items	1,672	385	2,057

Operating Income	$67,106	$2,709	$69,815

Average assets	$12,274,702	$1,260,537	$13,535,239

The financial information for each segment is reported on the basis used internally by the Bank’s management to evaluate performance. Core earnings exclude certain items such as income and expenses related to adjustments to loan loss reserves in excess of net charge-offs and certain other nonrecurring items. Items excluded from core earnings are shown as non-core items. Measurement of the performance of these segments is based on the management structure of the Bank and is not necessarily comparable with financial information of other entities. The information presented is not necessarily indicative of the segment’s results of operations if each of the segments were independent entities.

17. LITIGATION - THE BANK:

In the normal course of business, the Bank is involved in litigation, which may include litigation arising out of its lending activities, the enforcement or defense of the priority of its security interests, the continued development and marketing of certain of its real estate properties and certain employment claims. Although the amounts claimed in some of the litigation in which the Bank is a defendant may be material, the Bank denies liability and, in the opinion of management, litigation currently pending will not have a material impact on the financial condition or future operations of the Bank.

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

The principal business activities of the Real Estate Trust are the ownership of 80% of the outstanding common stock of the Bank, whose assets accounted for 97% of the Trust’s consolidated assets at December 31, 2005, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in the Bank, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the OTS.

The following discussion and analysis provides information that management believes to be necessary for an understanding of the Trust’s financial condition and results of operations, and should be read in conjunction with the accompanying financial statements, notes thereto and other information contained in this document.

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at December 31, 2005, consisted primarily of hotels, office projects, and land parcels. At December 31, 2005, the Real Estate Trust’s hotel portfolio included 17 properties containing 3,240 available rooms. The office property portfolio consisted of 14 properties with a total gross leasable area of 1,990,000 square feet.

The hotel portfolio, excluding the property purchased on November 1, 2005, the property sold on December 16, 2005 and the property held for sale as of December 31, 2005, (“Same hotel properties”) experienced an average occupancy of 64.1% and an average room rate of $118.55 during the three-month period ended December 31, 2005, compared to an average occupancy of 65.5% and an average room rate of $102.24 during the same period in the prior year. REVPAR (revenue per available room) for the hotels was $76.03 for the three-month period ended December 31, 2005, a 13.5% increase over REVPAR for the three-month period ended December 31, 2004 of $66.96.

Office space in the Real Estate Trust’s office property portfolio was 90.6% leased at December 31, 2005, compared to a leasing rate of 90.5% at December 31, 2004. At December 31, 2005, of the total gross leasable area of 1,990,000 square feet, 146,130 square feet (7.3%) and 349,982 square feet (17.6%) were subject to leases expiring in the remainder of fiscal 2006 and fiscal 2007, respectively.

BANKING

General. The Bank’s assets increased by $234.0 million during the current quarter to $14.5 billion at December 31, 2005. Total loans increased $160.1 million to $11.2 billion at December 31, 2005. The Bank recorded operating income of $55.6 million during the quarter ended December 31, 2005, compared to operating income of $69.8 million during the quarter ended December 31, 2004. The decrease in operating income reflects a decrease in other (non-interest) income as well as increased interest and operating expenses, which were only partially offset by an increase in net interest income. Prepayment speeds continued at a high level during the current quarter as a result of the flattened “yield curve” which management believes led to more borrowers with adjustable rate mortgage loans refinancing those loans with loans with interest rates that are fixed for longer periods. Higher than projected prepayments, together with a slight adjustment to the projected timing of future prepayments, resulted in a $14.6 million reduction in the fair value of the Bank’s interest-only assets during the current quarter. See “Loan Originations, Securitizations and Sales – Retained Interests and Servicing Assets.”

At December 31, 2005, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.00%, 6.00%, 9.00% and 11.10%, respectively. The Bank’s regulatory capital ratios exceeded regulatory requirements as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). See “Capital.”

During the quarter ended December 31, 2005, the Bank declared and paid out of retained earnings a cash dividend on its Common Stock in the amount of $1,000 per share. The Bank also declared and paid a cash dividend on its Preferred Stock in the amount of $0.50 per share.

Asset Quality. The following table sets forth information concerning the Bank’s non-performing assets. Amounts shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	December 31, 2005	September 30, 2005
Non-performing assets:
Non-accrual loans:
Residential mortgage	$23,604	$20,874
Home equity	1,633	1,443
Other real estate	—	—
Commercial	49	30
Other consumer	1,403	1,359

Total non-accrual loans (1)	26,689	23,706
Real estate acquired in settlement of loans	19,580	20,265

Total non-performing assets	$46,269	$43,971

Allowance for losses on loans	$28,640	$28,640
Allowance for losses on real estate held for investment	—	—

Total allowances for losses	$28,640	$28,640

Ratios:
Non-performing assets to total assets	0.32%	0.31%
Allowance for losses on loans to non-accrual loans (1)	107.31%	120.81%
Allowance for losses on loans to total loans receivable (2)	0.26%	0.26%

(1)	Before deduction of allowances for losses.
(2)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets include non-accrual loans and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

Non-performing assets totaled $46.3 million at December 31, 2005, compared to $44.0 million at September 30, 2005. Non-accrual loans increased by $3.0 million ($2.7 million of which consisted of residential mortgage loans) which was partially offset by a decrease in REO. There were 32 non-accrual residential mortgage loans at December 31, 2005, compared to 28 loans at September 30, 2005. The Bank maintained valuation allowances of $28.6 million on its loan portfolio at both December 31, 2005 and September 30, 2005.

Delinquent Loans. At December 31, 2005, delinquent loans increased slightly to $29.3 million, or 0.3% of loans from $29.2 million, or 0.3% of loans at September 30, 2005. The following table sets forth information regarding the Bank’s delinquent loans at December 31, 2005.

	Principal Balance (Dollars in thousands) Loans Delinquent for
	30-59 days	60-89 days	Total
Residential mortgage	$8,608	$1,035	$9,643
Home equity	7,577	1,307	8,884
Other real estate	2,502	—	2,502
Other	6,003	2,236	8,239

Total	$24,690	$4,578	$29,268

Total as a Percentage of Loans (1)	0.2%	0.1%	0.3%

(1)	Includes loans held for sale and/or securitization, before valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Residential mortgage loans delinquent 30-89 days decreased to $9.6 million at December 31, 2005 from $10.5 million at September 30, 2005. Home equity loans delinquent 30-89 days increased to $8.9 million at December 31, 2005 from $5.7 million at September 30, 2005.

Other delinquent loans decreased to $8.2 million at December 31, 2005, from $10.6 million at September 30, 2005, primarily because the Bank’s portfolio of indirect automobile loans continues to decline as a result of the Bank’s prior decision to discontinue origination of these loans.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are assets which are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. At both December 31, 2005 and September 30, 2005, potential problem assets totaled $0.4 million.

Troubled Debt Restructurings. At December 31, 2005 and September 30, 2005, the Bank had no troubled debt restructurings.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Three Months Ended December 31,
	2005	2004
Balance at beginning of period	$28,640	$37,750

Provision (credit) for loan losses	(557)	(383)

Charge-offs:
Residential mortgage	(102)	(67)
Home equity	(94)	(119)
Other real estate	(1)	—
Subprime automobile	(505)	(1,716)
Other	(1,598)	(2,119)

Total charge-offs	(2,300)	(4,021)

Recoveries:
Home equity	56	32
Other real estate	25	—
Subprime automobile	1,218	2,838
Other	1,558	1,534

Total recoveries	2,857	4,404

Net recoveries	557	383

Balance at end of period	$28,640	$37,750

Provision for loan losses to average loans (1) (2)	(0.02)%	(0.01)%
Net loan recoveries to average loans (1) (2)	(0.02)%	(0.01)%
Ending allowance for losses on loans to total loans (2) (3)	0.26%	0.36%

(1)	Annualized
(2)	Includes loans held for securitization and/or sale.
(3)	Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	December 31, 2005		September 30, 2005
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of period allocated to:
Residential mortgage	$5,100	69.5%	$5,100	68.9%
Home equity	3,480	15.8	3,570	16.4
Other real estate	1,920	3.8	1,925	3.3
Commercial	6,780	9.3	6,775	9.5
Prime automobile	4,460	1.1	3,610	1.3
Other	2,045	0.5	2,005	0.6
Unallocated	4,855	—	5,655	—

Total	$28,640		$28,640

At December 31, 2005, the Bank’s total allowances for losses on loans and real estate held for investment or sale was $28.6 million, unchanged from the level at September 30, 2005. The allowance for losses on loans represents management’s estimate of credit losses inherent in the Bank’s loan portfolio as of the balance sheet date. The Bank’s allowance consists of several key elements, which include the allocated allowance, specific allowances for identified loans and the unallocated allowance. Management reviews the adequacy of the valuation allowances on loans using a variety of measures and tools including historical loss performance, delinquency status, current economic conditions, internal risk ratings and current underwriting policies and procedures. The overall credit quality of the Bank’s loan portfolio did not significantly change during the December quarter, as evidenced by net loan loss recoveries and stable levels of delinquencies and non-performing assets. As a result, the Bank did not change the level of the loan loss allowance.

The allowance for losses on residential mortgage loans was $5.1 million at December 31, 2005 and September 30, 2005. The allowance for losses on loans secured by real estate totaled $10.5 million at December 31, 2005, which constituted 41.6% of total non-accrual real estate loans. During the three months ended December 31, 2005, the Bank recorded net charge-offs of $0.1 million on these assets.

The unallocated allowance for losses totaled $4.9 million at December 31, 2005, a decrease of $0.8 million from the level at September 30, 2005. The unallocated allowance is based upon management’s evaluation and judgement of various conditions that are not directly measured in the determination of the allocated allowance. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting key lending areas of the Bank, credit quality trends, collateral volumes, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience, regulatory examination results and findings of the Bank’s internal credit evaluations. At December 31, 2005 and September 30, 2005, most of the unallocated allowance relates to risks inherent in the mortgage loan portfolio, including, for example, geographic concentration and negative amortization features. The Bank has assessed its exposure related to hurricane-related damage to properties securing loans in the Gulf Coast Region and any available insurance on those properties and, at this time, believes its unallocated allowances are sufficient to cover incurred but not identified losses related to its various loan portfolios.

Asset and Liability Management. The following table presents the Bank’s interest rate sensitivity gap at December 31, 2005. Balances of interest-earning assets and interest-bearing liabilities are shown in the earlier of the period where contractual payments are due, interest rates adjust or prepayment is anticipated to occur. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for all of the Bank’s loans based on management’s estimates. The Bank’s deposits with no stated maturity, including savings and transaction accounts, have interest rates that may reprice at any time. However, market experience has proven that these deposits adjust to market prices over a much longer period of time. The Bank considers these deposits to be relatively insensitive to interest rate changes. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
Real estate loans:
Adjustable-rate	$3,295,274	$523,036	$1,607,067	$1,055,143	$227	$6,480,747
Fixed-rate	29,509	24,372	52,023	18,442	6,619	130,965
Home equity credit lines and second mortgages	1,517,606	11,763	44,739	48,438	220,809	1,843,355
Commercial	847,730	13,454	44,675	32,973	91,969	1,030,801
Consumer and other	62,800	38,417	53,566	6,209	9,710	170,702
Loans held for securitization and/or sale	1,554,083	—	—	—	—	1,554,083
Mortgage-backed securities	202,982	191,894	148,841	234,021	54,812	832,550
Other investments	250,302	—	200,793	—	—	451,095

Total interest-earning assets	7,760,286	802,936	2,151,704	1,395,226	384,146	12,494,298
Total non-interest earning assets	—	—	—	—	1,984,684	1,984,684

Total assets	$7,760,286	$802,936	$2,151,704	$1,395,226	$2,368,830	$14,478,982

Deposits:
Fixed maturity deposits	$1,303,798	$796,995	$512,980	$121,181	$—	$2,734,954
NOW, statement and passbook accounts	—	101,221	202,443	202,443	3,155,202	3,661,309
Money market deposit accounts	2,505,530	—	—	—	—	2,505,530
Borrowings:
Capital notes - subordinated	—	—	—	—	175,000	175,000
Other	1,892,330	151,297	600,167	37,765	52,969	2,734,528

Total interest-bearing liabilities	5,701,658	1,049,513	1,315,590	361,389	3,383,171	11,811,321
Total non-interest bearing liabilities	—	—	—	—	1,711,293	1,711,293
Minority interest	—	—	—	—	175,391	175,391
Stockholders’ equity	—	—	—	—	780,977	780,977

Total liabilities & stockholders’ equity	$5,701,658	$1,049,513	$1,315,590	$361,389	$6,050,832	$14,478,982

Gap	$2,058,628	$(246,577)	$836,114	$1,033,837	$(2,999,025)
Cumulative gap	$2,058,628	$1,812,051	$2,648,165	$3,682,002	$682,977
Cumulative gap as a percentage of total assets	14.2%	12.5%	18.3%	25.4%	4.7%

The interest sensitivity “gap” shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was 12.5% at December 31, 2005, compared to 13.8% at September 30, 2005. The change in the Bank’s one-year gap reflects an increase in shorter-term deposits and borrowings used to fund adjustable-rate residential mortgage loans with repricing terms greater than one year.

Capital. At December 31, 2005, the Bank complied with all of its regulatory capital requirements and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at December 31, 2005, compared to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$780,977
Minority interest in REIT Subsidiary (1)	144,000

	924,977
Adjustments for tangible and core capital:
Intangible assets	(57,972)
Non-includable subsidiaries	(1,365)
Non-qualifying purchased/originated loan servicing rights	—

Total tangible capital	865,640	6.00%	$216,557	1.50%	$649,083	4.50%

Total core capital (2)	865,640	6.00%	$577,484	4.00%	$288,156	2.00%

Tier 1 risk-based capital (2)	865,640	9.00%	$385,419	4.00%	$480,221	5.00%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	28,640

Total supplementary capital	203,640

Total available capital	1,069,280
Equity investments (3)	(2,777)

Total risk-based capital (2)	$1,066,503	11.10%	$770,837	8.00%	$295,666	3.10%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
(2)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.
(3)	Includes one property classified as real estate held for sale which is treated as an equity investment for regulatory capital purposes.

During fiscal year 2005, a subsidiary of the Bank purchased a non-controlling ownership interest in a limited liability company. The investment is classified as other assets on the Consolidated Balance Sheets and is treated as a non-includable asset and deducted from core capital for regulatory capital purposes. As of December 31, 2005 and September 30, 2005, the Bank’s investment totaled $0.7 million and $10.2 million, respectively. The decline in the carrying value reflects a cash distribution from the limited liability company to the Bank. Primarily as a result of the reduction in this investment as well as an increase in the fair value of the Bank’s servicing assets, total deductions from tangible and core capital declined by $14.6 million from the amounts deducted as of September 30, 2005.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank’s REO at December 31, 2005, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,777	(1)
1991	8,762	(2)
1995	6,622	(2)
2005	780
2006	639

Total REO	$19,580

(1)	The Bank treats this amount as an equity investment for regulatory capital purposes.
(2)	The Bank received an extension of the holding periods of these properties through May 6, 2006.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

The Real Estate Trust’s cash flows from operating activities have historically been insufficient to meet all of its cash flow requirements. The Real Estate Trust’s internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its indebtedness, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings, the sale of unsecured notes, refinancing of maturing mortgage debt, proceeds from asset sales, and dividends and tax sharing payments from the Bank. Although cash flows from operating activities have improved over the prior two fiscal years and for three-month period ended December 31, 2005, for the foreseeable future, the Real Estate Trust’s ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources. Dividends received from the Bank are a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the Bank’s operating performance and income, and regulatory restrictions on such payments.

The Real Estate Trust believes that the financial condition and operating results of the Bank in recent periods should enhance prospects for the Real Estate Trust to receive dividends and tax sharing payments from the Bank. During the three-month period ended December 31, 2005, the Bank made dividend payments totaling $8.0 million and tax sharing payments totaling $1.6 million to the Real Estate Trust. Dividend and tax sharing payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

During the three-month period ended December 31, 2005, the Trust purchased, through dividend reinvestment, approximately 55,000 shares of common stock of Saul Centers and as of December 31, 2005 owned approximately 4,522,000 shares representing 26.8% of such company’s outstanding common stock. As of December 31, 2005, the market value of these shares was approximately $163.2 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership (“Saul Holdings Partnership”) the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the three-month period ended December 31, 2005, the Real Estate Trust received total cash distributions of $1.8 million from Saul Holdings Partnership which were all reinvested in new Partnership Units. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s lines of credit banks.

The Real Estate Trust currently has outstanding unsecured notes, with maturities ranging from one to ten years. To the degree that the Real Estate Trust does not sell new unsecured notes to finance the scheduled repayments of outstanding unsecured notes as they mature, it will finance such repayments from other sources of funds.

The Real Estate Trust has a $60.0 million secured revolving credit line with an unrelated bank that matures on January 31, 2008, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 200 basis points over the index. At December 31, 2005, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $60.0 million.

The Real Estate Trust has an additional $60.0 million revolving credit line with an unrelated bank that matures on June 30, 2008, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 200 basis points over the index. At December 31, 2005, the Real Estate Trust had outstanding borrowings of $9.0 million and unrestricted availability of $51.0 million.

The maturity schedule for the Real Estate Trust’s outstanding debt at December 31, 2005 for the balance of fiscal 2006 and subsequent years is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes Payable	Notes Payable Secured	Notes Payable Unsecured	Total
2006(1)	$3,954	$—	$6,142	$10,096
2007	5,605	—	7,004	12,609
2008	5,849	9,000	5,201	20,050
2009	15,679	—	5,264	20,943
2010	10,282	—	6,051	16,333
Thereafter	247,263	250,000	27,473	524,736

Total	$288,632	$259,000	$57,135	$604,767

(1)	January 1, 2006 - September 30, 2006

Of the total mortgage debt outstanding at December 31, 2005, $285.1 million was non-recourse to the Real Estate Trust.

On December 29, 2005 the Real Estate Trust placed a $9.5 million mortgage note on the hotel property that was acquired on November 1, 2005. The note, which is due on January 1, 2016, bears interest at 5.92%. In connection with the same hotel asset the Real Estate Trust, on December 21, 2005, defeased the $5.8 million loan that was assumed with the acquisition of the property. The Real Estate Trust paid $6.6 million into an escrow fund with which United States government securities were purchased to satisfy the loan defeasance. The defeasance was funded by available cash and line of credit borrowings.

On December 2, 2005 the Real Estate Trust refinanced one of six properties that were secured by an approximately $88.0 million portfolio mortgage note which was due on March 31, 2006. The property was refinanced with a new 10 year mortgage note of $76.0 million. The proceeds from this refinancing, along with available cash and line of credit borrowings were used to repay the portfolio loan. As a result the Real Estate Trust unlevered the remaining five properties. The loan, which is due on January 11, 2016, bears interest at 5.3%.

REAL ESTATE ACQUISITION, DISPOSITION, DEVELOPMENT AND CAPITAL EXPENDITURES

On December 16, 2005, the sale of a hotel property, which was one of two hotel properties place on the market during fiscal year 2005, was finalized and the Real Estate Trust received proceeds from the sale of approximately $8.0 million resulting in a gain of $1.3 million.

On November 1, 2005, the Real Estate Trust acquired a 137 room hotel property located in Fairfax County, Virginia for a purchase price of approximately $12.7 million, which included the assumption of a mortgage note of $5.8 million.

The Real Estate Trust owns various land parcels with approximately 452 acres of available land. These parcels offer potential development opportunities for the Trust. During fiscal 2005 the Real Estate Trust commenced the ground-up development of a hotel property on a land parcel owned in Northern Virginia and is exploring development scenarios on several other land parcels. In addition, the development of for-sale residential townhouses and the related infrastructure commenced in fiscal 2006 on land parcels owned in Atlanta, Georgia.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $14.0 to $19.0 million per year for the next several years.

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

At December 31, 2005, the estimated remaining collateral, after market value and other adjustments, of that portion of the Bank’s assets that may be pledged to the FHLB of Atlanta and various securities dealers totaled $4.4 billion, or 30.6% of total assets. The Bank’s maximum credit availability with the FHLB of Atlanta is 50% of total assets, provided that the Bank has sufficient collateral to pledge against its advances and subject to certain limitations and conditions imposed by the FHLB of Atlanta.

Also at December 31, 2005, the Bank had cash and other short-term assets totaling $641.1 million, or 4.4% of total assets.

The Bank also accesses a variety of other short-term and long-term funding sources, including securitizations and sales of loan receivables. As part of its mortgage banking activities, the Bank sold or securitized and sold $1.2 billion of single-family residential mortgage loans during the December 2005 quarter. Generally, all long-term, fixed-rate residential mortgage loans originated during the current quarter have been or are in the process of being sold. Variable rate mortgage loans are either sold or placed into the Bank’s portfolio.

Management believes that the Bank’s primary sources of funds will be sufficient to meet the Bank’s foreseeable long-term liquidity needs. The mix of funding sources used from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

Loan Originations, Securitizations and Sales – Retained Interests and Servicing Assets. Prepayment speeds continued at a high level during the quarter primarily as a result of the flattened “yield curve,” that is, a narrow difference between short term interest rates, which determine the interest rates on the adjustable rate mortgages generated by the Bank, and long term interest rates, which determine the interest rates on mortgages with interest rates fixed for longer periods. Historical experience has shown that prepayment speeds are generally correlated to the steepness of the yield curve. The steeper the yield curve, the less likely the loan will prepay. The flatter the curve, the less attractive variable rate loans are to consumers, and prepayment speeds tend to increase. In addition, as prepayment penalty periods expire, borrowers are more likely to prepay their loans. In connection with its loan origination, securitization and sale activities, the Bank generally receives or retains various interests in the sold loans, which may include servicing assets, securities, or interest-only certificates and/or interest-only strips receivable (collectively, “interest-only assets”). The Bank sometimes retains a limited amount of recourse relating to securitized loans through one or more means, most often through the establishment of reserve accounts or overcollateralization of receivables. The Bank records these interests as assets on its financial statements. In some cases, the Bank determines the carrying value of the assets based on future cash flows expected to be received by the Bank from the underlying assets. Most of these cash flows are payable to the Bank before the claims of others, while a small portion of the cash flows are subordinated to the claims of others. The Bank’s policy is to limit the aggregate amount of mortgage servicing rights and interest-only assets arising out of the securitization and sale of certain of the Bank’s ARMs to 75% of the Bank’s core capital. At December 31, 2005, those assets totaled 54% of the Bank’s core capital. The following tables summarize the carrying value of these assets at December 31, 2005 and September 30, 2005.

	December 31, 2005
	Not Subordinated	Subordinated	Total
	(in thousands)
Interest-only certificates	$278,228	$—	$278,228
Interest-only strips receivable	75,316	490	75,806

Total interest-only assets	353,544	490	354,034
Servicing assets	165,332	—	165,332
Reserve accounts	20,071	4,658	24,729

Total	$538,947	$5,148	$544,095

	September 30, 2005
	Not Subordinated	Subordinated	Total
	(in thousands)
Interest-only certificates	$271,460	$—	$271,460
Interest-only strips receivable	75,772	995	76,767

Total interest-only assets	347,232	995	348,227
Servicing assets	164,592	—	164,592
Reserve accounts	18,704	4,711	23,415

Total	$530,528	$5,706	$536,234

The following tables show the changes in the Bank’s servicing assets and interest-only assets for each of the periods shown:

Servicing Assets Activity

(In thousands)

	Three Months Ended December 31,
	2005	2004
Beginning balance	$201,156	$164,764
Additions	18,171	30,012
Amortization	(16,639)	(12,592)
Charge-offs	—	(243)

Ending balance	202,688	181,941
Valuation allowance	(37,356)	(17,073)

Carrying value	$165,332	$164,868

Activity in the valuation allowance for servicing assets is summarized as follows:

	Three Months Ended December 31,
	2005	2004
Beginning balance	$36,564	$16,909
Additions (reductions) charged to loan expenses	792	407
Charge-offs	—	(243)

Ending balance	$37,356	$17,073

The carrying value of the Bank’s servicing assets increased by $0.7 million during the current quarter as a result of the capitalization of $18.2 million of servicing rights related to $1.2 billion of mortgage loans sold, where the Bank retained the servicing rights which was partially offset by $16.6 million of amortization expenses related to previously capitalized servicing rights and $0.8 million addition to the valuation allowance. The Bank did not purchase or sell any bulk servicing rights during the current quarter.

Interest-Only Assets Activity

(In thousands)

	Three Months Ended December 31,
	2005	2004
Beginning balance	$348,227	$287,842
Additions	52,751	85,929
Accretion	7,227	6,050
Cash received	(39,587)	(26,035)
Fair value adjustments	(14,584)	(12,195)

Ending balance	$354,034	$341,591

The Bank’s interest-only assets represent a constant rate on each loan which is fixed for the life of the transaction. The carrying value of the Bank’s interest-only assets increased by $5.8 million during the current quarter as a result of capitalization of $52.8 million of interest-only assets related to $961.9 million of mortgage loans sold where the Bank retained or received such interest-only assets. This increase was offset by $39.6 million of cash received and a $14.6 million decrease in the fair value of the interest-only assets which resulted from higher actual prepayments during the quarter and a slight change in the projected timing of prepayments. The increase in the amount of cash received in the three-month period results from an increase in the amount of mortgage loans to which the interest-only assets relate.

Key assumptions and the sensitivity of the current fair value of single-family residential retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

(Dollars in thousands)	December 31, 2005	September 30, 2005
Carrying value (1) (fair value)	$375,710	$368,594
Expected weighted-average life (2) (in years)	2.7	2.6
Prepayment Speed assumption (2)(3) (annual rate)	24.16%	24.91%
Impact on fair value of 10% adverse change	$(30,903)	$(33,396)
Impact on fair value of 20% adverse change	$(58,024)	$(62,407)
Residual cash flow discount rate (annual)	8.50%	8.50%
Impact on fair value of 10% adverse change	$(7,629)	$(7,775)
Impact on fair value of 20% adverse change	$(14,965)	$(15,228)

(1)	December 31, 2005 includes interest-only assets of $354,034 and reserve accounts of $21,676. September 30, 2005 includes interest-only assets of $348,227 and reserve accounts of $20,367.
(2)	Expected weighted average life and prepayment speed assumptions are based on the life of the securitization.
(3)	Represents Constant Prepayment Rate. Certain loans may require the payment of a fee if the borrower prepays the loan during the period up to three years after origination. The Bank uses a lower prepayment assumption during these periods.

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

Commitments and Contingencies. The Bank is obligated under recourse provisions related to the servicing of certain residential mortgage loans. At both December 31, 2005 and September 30, 2005, recourse to the Bank under these arrangements totaled $3.9 million.

There were no material commitments for capital expenditures at December 31, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

REAL ESTATE

The Real Estate Trust recorded operating loss from continuing operations of $2.5 million in the quarter ended December 31, 2005 (the “2005 quarter”) compared to an operating loss from continuing operations of $3.8 million in the quarter ended December 31, 2004 (the “2004 quarter”). The changes reflect improved operating results in the hotel and office and industrial portfolios and higher equity earnings from unconsolidated entities offset by increased interest and amortization of debt expense, depreciation, advisory and management fees and general and administrative expenses.

Income after direct operating expenses from hotels, which excludes the hotel sold during the 2005 quarter and the hotel property held for sale, increased $1.7 million, or 21.5%, in the 2005 quarter from the level achieved in the 2004 quarter. Total revenue increased approximately $3.4 million, or 15.4%, as the average room rate for the hotel properties increased $16.25, or 15.9% which offset a slight decrease in the occupancy percentage from 65.5% in the 2004 quarter to 63.9% in the 2005 quarter. This increase in average room rate while maintaining occupancy levels reflects the strong demand at the Real Estate Trust’s hotel properties, particularly the Northern Virginia and Florida properties. Room sales for the 2005 quarter increased approximately $2.9 million, or 16.7%, from the 2004 quarter, while food, beverage and other sales increased $446,000, or 10.2%. The hotel purchased on November 1, 2005 contributed approximately $600,000 to the increase in overall revenue. Direct operating expenses increased $1.7 million, or 12.0%, reflecting increased operating costs, such as payroll costs, utility costs, hotel franchise and marketing costs and other operating costs associated with the increased hotel revenue.

Income after direct operating expenses from office and industrial properties increased $312,000, or 4.7%, in the 2005 quarter compared to the 2004 quarter. Total revenue increased $548,000, or 5.7%, in the 2005 quarter. Occupancy levels have remained relatively constant for the two periods with occupancy increasing slightly from 90.5% at December 31, 2004 to 90.6% at December 31, 2005. Increased revenue generated by the Real Estate Trust’s metropolitan Washington, D.C. portfolio offset slightly lower revenue generated from its other office and industrial properties. In addition the Real Estate Trust acquired an approximately 12,000 square foot office building on May 25, 2005 which contributed revenue of $124,000 to the 2005 quarter. Direct operating expenses increased $236,000, or 8.2%, due to higher repair and maintenance, utility costs and property taxes.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $53,000, or 16.4%, principally due to higher interest income in the quarter reflecting increased interest rates on invested cash balances in the 2005 quarter which offset lower income from the other real estate properties.

Land parcels and other expense increased $65,000, or 26.3%, in the 2005 quarter when compared to the 2004 quarter as a result of increased operating expenses at the Real Estate Trust’s other real estate properties, including the land parcels purchased in fiscal 2005.

Interest and amortization of debt expense increased $549,000 in the 2005 quarter when compared to the 2004 quarter. Included in the 2005 quarter is a write-off of unamortized debt costs of $106,000 associated with the early pay-off of a mortgage that had secured six operating properties and a defeasance premium of $829,000 associated with the payoff of the mortgage assumed by the Real Estate Trust with the November 1, 2005 hotel property purchase. These one-time charges were slightly offset by a decrease in other interest expense of approximately $386,000 due to reduced mortgage interest expense, lower debt amortization expense, increased capitalized interest and lower unsecured note interest which offset additional line of credit interest. The average balance of outstanding borrowings decreased to $603.5 million in the 2005 quarter from $615.5 million in the 2004 quarter, reflecting lower mortgage balances which offset higher line of credit and unsecured note balances. The average cost of borrowings remained fairly constant at 7.84% in the 2005 quarter and 7.86% in the 2004 quarter.

Depreciation expense increased $198,000, or 4.2%, reflecting recent acquisitions and capital improvements in both the hotel and office and industrial portfolios that have been placed in service during the 2005 quarter and the prior two fiscal years.

Advisory, management and leasing fees paid to related parties increased $254,000, or 7.9%, in the 2005 quarter when compared to the 2004 quarter. The advisory fee in the 2005 quarter was $503,000 per month compared to $487,000 per month for the 2004 quarter, an aggregate increase of $48,000. The remainder of the increase, totaling $206,000, was due mainly to higher hotel management fees reflecting the 15.4% increase in hotel revenue.

General and administrative expense increased $370,000 from $553,000 in the 2004 quarter to $923,000 in the 2005 quarter. The increase is due to the determination during the 2005 quarter to write-off certain acquisition and development costs for projects that the Real Estate Trust has determined not to pursue.

Equity in earnings of unconsolidated entities reflected net earnings of $2.5 million in the 2005 quarter as compared to $1.7 million in the 2004 quarter, an increase of $702,000, or 40.1%. Earnings from Saul Holdings Partnership and Saul Centers were higher by $641,000 in the 2005 quarter primarily due to increases in operating income generated as a result of the acquisition, development and redevelopment activity of those entities. Losses from other investments totaled $166,000 in the 2005 quarter compared to $227,000 in the 2004 quarter. These losses are a result of a write-down of a non-public investment accounted for under the equity method.

During fiscal 2005, the Real Estate Trust determined that it would sell two of its hotel properties. The sale of one of these properties closed on December 16, 2005. Net operating results for these two hotels produced income from operations of discontinued real estate assets of approximately $1.3 million for the 2005 quarter, which includes a gain on sale of approximately $1.3 million, and income from operations of discontinued real estate assets of $67,000 for the 2005 quarter. The loss from operations of discontinued real estate assets for the 2004 quarter of $2.3 million included an operating loss for the two hotels referenced above of $478,000, an operating loss of $1.8 million for a hotel that was sold in December 2004, which includes $1.6 million of costs associated with the defeasance of the mortgage which the hotel property secured, including a $1.5 million prepayment premium and an additional loss of $17,000 which reflects the difference between the actual loss on the sale of the hotel property and the estimated loss recorded in fiscal 2004. Also included in the 2004 quarter is operating income of $18,000 associated with the other real estate property sold in January 2005.

BANKING

Overview. The Bank recorded operating income $55.6 million for the three months ended December 31, 2005 (the “2005 quarter”), compared to operating income of $69.8 million and for the three months ended December 31, 2004 (the “2004 quarter”). The decrease in operating income is attributable to a decrease in other (non-interest) income as well as increases in interest and operating expenses which were only partially offset by an increase in net interest income.

Net Interest Income. Net interest income, before the provision for loan losses, increased $16.0 million (or 19.1%) in the 2005 quarter. The Bank recorded $0.1 million of interest income on non-accrual and restructured loans during the 2005 quarter. The Bank would have recorded additional interest income of $0.3 million during the 2005 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Three Months Ended December 31,
	2005			2004
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$11,243,896	$155,956	5.55%	$10,825,388	$118,276	4.37%
Mortgage-backed securities	834,109	8,427	4.04	392,984	4,575	4.66
Securities purchased under agreements to resell	77,065	780	4.05	74,457	366	1.97
Trading securities	5,854	129	8.81	10,301	140	5.44
Investment securities	203,015	1,659	3.27	129,647	789	2.43
Other interest-earning assets	215,196	2,022	3.76	231,577	1,861	3.21

Total	12,579,135	168,973	5.37	11,664,354	126,007	4.32

Noninterest-earning assets:
Cash	390,134			323,376
Real estate held for investment or sale	18,931			21,349
Property and equipment, net	539,489			500,270
Automobiles subject to lease, net	165,242			389,047
Goodwill and other intangible assets, net	37,104			24,015
Other assets	728,563			612,828

Total assets	$14,458,598			$13,535,239

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,369,902	1,343	0.23	$2,232,867	1,201	0.22
Savings deposits	1,128,624	811	0.29	1,213,864	853	0.28
Time deposits	2,507,300	21,795	3.48	1,869,576	10,173	2.18
Money market deposits	2,535,020	11,791	1.86	2,388,781	6,145	1.03

Total deposits	8,540,846	35,740	1.67	7,705,088	18,372	0.95
Borrowings	3,282,618	33,481	4.08	3,358,477	23,845	2.84

Total liabilities	11,823,464	69,221	2.34	11,063,565	42,217	1.53

Noninterest-bearing items:
Noninterest-bearing deposits	1,425,532			1,298,788
Other liabilities	278,022			284,637
Minority interest	175,391			175,391
Stockholders’ equity	756,189			712,858

Total liabilities and stockholders’ equity	$14,458,598			$13,535,239

Net interest income		$99,752			$83,790

Net interest spread (2)			3.03%			2.79%

Net yield on interest-earning assets (3)			3.17%			2.87%

Interest-earning assets to interest-bearing liabilities			106.39%			105.43%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals the weighted average yield on total interest-earning assets minus the weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004 Increase (Decrease) Due to Change in
	Volume (1)	Rate (1)	Total Change
Interest income:
Loans (2)	$4,727	$32,953	$37,680
Mortgage-backed securities	7,774	(3,922)	3,852
Securities purchased under agreements to resell	13	401	414
Trading securities	(290)	279	(11)
Investment securities	542	328	870
Other interest-earning assets	(695)	856	161

Total interest income	12,071	30,895	42,966

Interest expense:
Deposit accounts	2,182	15,186	17,368
Borrowings	(3,623)	13,259	9,636

Total interest expense	(1,441)	28,445	27,004

Increase in net interest income	$13,512	$2,450	$15,962

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in the 2005 quarter increased $43.0 million (or 34.1%) from the 2004 quarter primarily as a result of higher average yields on and higher average balances of loans receivable. Also contributing to the increased income was an increase in interest income on mortgage-backed securities and other investments caused by higher average balances.

The Bank’s net interest spread increased to 3.03% in the 2005 quarter from 2.79% in the 2004 quarter. The 24 basis point increase was primarily the result of a 118 basis point increase in the average yield on loans which was partially offset by an 81 basis point increase in the cost of deposits and borrowings. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 106.4% for the 2005 quarter compared to 105.4% for the 2004 quarter.

Interest income on loans, the largest category of interest-earning assets, increased to $156.0 million for the 2005 quarter from $118.3 million for the 2004 quarter, an increase of 31.9%, primarily because of higher average yields on loans receivable. The average yield on the loan portfolio increased to 5.55% from 4.37% from the 2004 quarter, reflecting increases in the various indices on which interest rates of adjustable rate loans are based. Interest income on residential mortgage loans increased $25.4 million due to a $336.3 million increase in average balances as well as a 112 basis point increase in the average yield (to 5.14% from 4.02%) during the 2005 quarter. Higher average balances of and higher average yields on home equity loans resulted in a $7.1 million (or 34.9%) increase in interest income on those loans. Lower average yields on and lower average balances of automobile loans resulted in a $2.5 million (or 53.6%) decrease in interest income on those loans.

Interest income on mortgage-backed securities increased $3.9 million (or 84.2%) due to a $441.1 million increase in average balances which was partially offset by a decrease in the average yields on those securities to 4.04% from 4.66%.

Interest expense on deposits increased $17.4 million (or 94.5%) during the 2005 quarter. The increase resulted primarily from a 72 basis point increase in the average rate on deposits (to 1.67% from 0.95%) due to increased rates paid by the Bank in response to higher market interest rates and, to a lesser extent, a $835.8 million increase in average deposit balances.

Interest expense on borrowings increased $9.6 million (or 40.4%) in the 2005 quarter compared to the 2004 quarter. Interest expense on advances from the FHLB of Atlanta increased $4.7 million (or 23.3%) due primarily to higher average rates paid on the advances which were partially offset by lower average balances.

Provision for Loan Losses. During the 2005 quarter, the Bank recorded a credit for loan losses of $0.6 million, compared to a negative provision of $0.4 million in the 2004 quarter. Management’s prior decisions to discontinue subprime automobile lending and indirect consumer lending, and focus more on residential mortgages, have improved the overall credit quality of the Bank’s loan portfolio. As the balances of automobile loans continue to decline, charge-offs and delinquencies also have been declining. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income decreased to $113.0 million in the 2005 quarter from $133.6 million in the 2004 quarter. The $20.7 million (or 15.5%) decrease was primarily attributable to decreases in automobile rental income and servicing, securitization and mortgage banking income, partially offset by an increase in other income.

Automobile rental income decreased to $12.5 million in the 2005 quarter from $25.2 million in the prior corresponding quarter, a 50.4% decrease. The $12.7 million decrease resulted primarily from a $223.8 million (or 57.5%) decrease in average outstanding leases as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Servicing, securitization and mortgage banking income decreased to $52.1 million in the 2005 quarter, from $65.0 million in the 2004 quarter, a 19.9% decrease. During the 2005 quarter, the Bank securitized and/or sold $1.2 billion of loans and recognized gains of $31.0 million. During the quarter ended December 31, 2004, the Bank securitized and/or sold $1.9 billion and recognized gains of $56.6 million. Partially offsetting this decrease was an increase in fees related to the prepayments of certain residential mortgage loans.

Other income increased to $12.8 million in the 2005 quarter from $9.3 million in the 2004 quarter, a 38.4% increase. The $3.6 million increase in the 2005 quarter was primarily due to (a) increased fee income related to asset management and trust services and (b) earnings of $1.2 million on a joint venture investment.

Operating Expenses. Operating expenses during the 2005 quarter increased $9.7 million (or 6.6%) from the 2004 quarter. The increase was largely due to increases in servicing assets amortization and other loan expenses, salaries and employee benefits, property and equipment, and marketing, which were partially offset by a reduction in depreciation and amortization.

Servicing assets amortization and other loan expenses increased to $22.2 million in the 2005 quarter from $15.5 million in the 2004 quarter. The increase resulted primarily from an increase in servicing assets amortization to $16.6 million for the 2005 quarter compared to $12.6 million for the 2004 quarter.

Salaries and employee benefits increased $7.9 million (or 12.3%) in the 2005 quarter due primarily to the increased number of retail branches and the increased number of hours those branches are open.

Property and equipment increased $2.5 million (or 23.7%) in the current quarter due to increased rent expense related to the addition of new retail branch offices.

Marketing expenses increased $2.4 million (or 72.8%) in the current quarter primarily due to increased efforts to further promote the Bank’s products and services.

Depreciation and amortization expense decreased $10.2 million (or 34.0%). Depreciation expense related to automobiles subject to lease decreased $10.9 million, to $8.8 million for the 2005 quarter, due to lower levels of outstanding leases resulting from the Bank’s prior decision to discontinue origination of automobile leases.

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

The Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2005. Based on the foregoing, the Company’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2005.

During the three months ended December 31, 2005 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

B. F. SAUL REAL ESTATE INVESTMENT TRUST
(Registrant)

Date: February 10, 2006	/s/ Stephen R. Halpin, Jr.
Stephen R. Halpin, Jr.
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 10, 2006	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)