Form 10-Q
period 2006-03-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2006-05-12
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of May 12, 2006, was 4,807,510.

Item 1.	Financial Statements

Consolidated Balance Sheets

B. F. SAUL REAL ESTATE INVESTMENT TRUST

(In thousands)	March 31, 2006	September 30, 2005
	(Unaudited)
ASSETS
Real Estate
Income-producing properties
Hotel	$354,645	$246,144
Office and industrial	196,575	194,643
Other	1,128	1,128

	552,348	441,915
Accumulated depreciation	(188,264)	(182,255)

	364,084	259,660
Land parcels	44,900	48,029
Construction in progress	19,603	—
Real estate held for sale	—	11,168
Investment in Saul Holdings and Saul Centers	80,127	75,323
Cash and cash equivalents	6,419	13,920
Note receivable and accrued interest - related party	16,400	13,100
Other assets	58,321	44,630

Total real estate assets	589,854	465,830

Banking
Cash and other deposits	467,745	507,499
Loans held for securitization and/or sale	1,490,913	1,718,132
Investment securities (market value $198,450 and $198,769, respectively)	201,009	200,902
Mortgage-backed securities (market value $812,499 and $849,764, respectively)	829,940	859,808
Loans receivable (net of allowance for losses of $28,640 at both period ends)	9,721,148	9,303,800
Federal Home Loan Bank stock	110,005	136,093
Real estate held for sale	22,805	20,265
Property and equipment, net	561,778	534,371
Automobiles subject to lease, net	111,084	185,036
Goodwill and other intangible assets, net	39,479	30,923
Interest-only strips receivable	322,176	348,227
Servicing assets, net	165,931	164,592
Other assets	236,057	235,313

Total banking assets	14,280,070	14,244,961

TOTAL ASSETS	$14,869,924	$14,710,791

LIABILITIES
Real Estate
Mortgage notes payable	$281,521	$278,411
Mortgage notes payable - real estate held for sale	—	15,917
Notes payable - secured	250,000	250,000
Secured revolving credit facilities	35,000	—
Unsecured bridge loan	86,193	—
Notes payable - unsecured	54,125	57,760
Other liabilities and accrued expenses	27,708	22,180
Deferred tax liability, net	36,607	35,951

Total real estate liabilities	771,154	660,219

Banking
Deposit accounts	10,470,665	9,781,768
Borrowings	471,931	498,914
Federal Home Loan Bank advances	1,888,990	2,468,740
Other liabilities	344,386	399,862
Capital notes - subordinated	175,000	175,000

Total banking liabilities	13,350,972	13,324,284

Commitments and contingencies
Minority interest held by affiliates	126,616	124,932
Minority interest - other	296,013	296,013

TOTAL LIABILITIES	14,544,755	14,405,448

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized, 6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	268,909	249,083

	369,010	349,184
Less cost of 1,834,088 common shares of beneficial interest in treasury	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	325,169	305,343

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,869,924	$14,710,791

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations (Unaudited)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(In thousands, except per share amounts)	2006	2005	2006	2005
REAL ESTATE
Income
Hotels	$28,303	$23,948	$53,477	$45,761
Office and industrial (including $1,523, $1,297, $2,834 and $2,563 of rental income from banking segment, respectively)	10,208	9,850	20,315	19,409
Other	560	370	899	607

Total income	39,071	34,168	74,691	65,777

Expenses
Direct operating expenses:
Hotels	16,785	14,419	32,469	28,425
Office and industrial properties	3,290	3,173	6,408	6,056
Land parcels and other	301	262	609	504
Interest and amortization of debt expense	11,276	11,655	23,524	23,354
Depreciation	4,807	4,650	9,666	9,310
Advisory, management and leasing fees - related parties	3,841	3,312	7,305	6,521
General and administrative	639	1,081	1,562	1,635

Total expenses	40,939	38,552	81,543	75,805

Equity in earnings (losses) of unconsolidated entities:
Saul Holdings and Saul Centers	2,537	2,088	5,154	4,064
Other	(74)	(52)	(240)	(279)
Gain on sale of land	416	—	416	—

REAL ESTATE OPERATING INCOME (LOSS)	$1,011	$(2,348)	$(1,522)	$(6,243)

BANKING
Interest income
Loans	$169,626	$125,223	$325,582	$243,499
Mortgage-backed securities	8,944	5,480	17,794	10,055
Other	6,382	3,998	10,972	7,153

Total interest income	184,952	134,701	354,348	260,707

Interest expense
Deposit accounts	42,586	20,820	78,326	39,192
Borrowings	35,443	24,474	68,924	48,318

Total interest expense	78,029	45,294	147,250	87,510

Net interest income	106,923	89,407	207,098	173,197
Provision (credit) for loan losses	(1,222)	(4,093)	(1,779)	(4,476)

Net interest income after provision (credit) for loan losses	108,145	93,500	208,877	177,673

Other income
Deposit servicing fees	33,610	31,788	69,129	65,879
Servicing, securitization and mortgage banking income	9,527	58,791	61,200	123,820
Automobile rental income, net	10,051	22,309	22,576	47,558
Other	16,709	12,483	29,550	21,757

Total other income	69,897	125,371	182,455	259,014

Continued on following page.

Consolidated Statements of Operations (Unaudited) (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(In thousands, except per share amounts)	2006	2005	2006	2005
BANKING (Continued)
Operating expenses
Salaries and employee benefits	$79,746	$65,432	$151,634	$129,427
Servicing assets amortization and other loan expenses	25,576	14,742	47,754	30,232
Property and equipment (including $1,523, $1,297 $2,834 and $2,563 of rental expense paid to real estate segment, respectively)	13,551	11,450	26,809	22,165
Marketing	4,037	3,994	9,714	7,279
Data processing	9,672	8,937	19,669	17,206
Depreciation and amortization	18,539	27,814	38,434	57,912
Other	18,951	15,704	33,764	31,853

Total operating expenses	170,072	148,073	327,778	296,074

BANKING OPERATING INCOME	$7,970	$70,798	$63,554	$140,613

TOTAL COMPANY
Income from continuing operations before income taxes and minority interest	$8,981	$68,450	$62,032	$134,370
Income tax provision	960	24,583	19,556	48,284

Income from continuing operations before minority interest	8,021	43,867	42,476	86,086
Minority interest held by affiliates	90	(7,631)	(5,684)	(15,147)
Minority interest - other	(7,290)	(7,272)	(14,562)	(14,527)

INCOME FROM CONTINUING OPERATIONS	821	28,964	22,230	56,412
Discontinued real estate operations:
Income (loss) from operations of discontinued real estate assets (including gain on disposal of $5,030, $900, $6,286 and $900, respectively)	2,872	227	4,225	(1,947)
Income tax provision (benefit)	1,174	79	1,635	(737)

INCOME (LOSS) ON DISCONTINUED REAL ESTATE OPERATIONS	1,698	148	2,590	(1,210)

TOTAL COMPANY NET INCOME	$2,519	$29,112	$24,820	$55,202
Dividends: Real Estate Trust’s preferred shares of beneficial interest	(1,355)	(1,355)	(2,709)	(2,709)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,164	$27,757	$22,111	$52,493

NET INCOME (LOSS) PER COMMON SHARE
Income (loss) from continuing operations	$(0.12)	$5.73	$4.06	$11.17
Discontinued operations	0.35	0.04	0.54	(0.25)

NET INCOME PER COMMON SHARE (BASIC AND DILUTED)	$0.23	$5.77	$4.60	$10.92

DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.68	$0.68	$0.68	$0.68

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity (Unaudited)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(Dollars in thousands)	2006	2005	2006	2005
COMPREHENSIVE INCOME
Net income	$2,519	$29,112	$24,820	$55,202
Other comprehensive income	—	—	—	—

TOTAL COMPREHENSIVE INCOME	$2,519	$29,112	$24,820	$55,202

CHANGES IN SHAREHOLDERS’ EQUITY
PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)	$516	$516	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)	6,642	6,642	6,642	6,642

PAID-IN SURPLUS
Beginning and end of period	92,943	92,943	92,943	92,943

RETAINED EARNINGS
Beginning of period	270,716	210,675	249,083	185,342
Net income	2,519	29,112	24,820	55,202
Adjustments - Saul Holdings investments	320	519	1,006	1,116
Dividends:
Real Estate Trust preferred shares of beneficial interest	(1,355)	(1,355)	(2,709)	(2,709)
Real Estate Trust common shares of beneficial interest	(3,291)	(3,291)	(3,291)	(3,291)

End of period	268,909	235,660	268,909	235,660

TREASURY SHARES
Beginning and end of period (1,834,088 shares)	(43,841)	(43,841)	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	$325,169	$291,920	$325,169	$291,920

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Six Months Ended March 31,
(In thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net income (loss)	$2,083	$(5,384)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	9,666	9,957
Amortization of debt expense	1,157	1,099
Equity in earnings of unconsolidated entities, net of net distributions of $1,899 and $3,278, respectively	(3,015)	(507)
Gain on sale of properties	(6,702)	(900)
Deferred tax expense (benefit)	113	(740)
Increase in accounts receivable and accrued income	(1,257)	(2,106)
Increase (decrease) in accounts payable and accrued expenses	519	(916)
Dividends and tax sharing payments	18,500	21,425
Other, net	(3,092)	253

	17,972	22,181

Banking
Net income	22,737	60,586
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	20,320	18,607
Decrease in income taxes payable	(42,812)	(42,279)
Depreciation and amortization	38,434	57,912
Credit for loan losses	(1,779)	(4,476)
Minority interest held by affiliates	5,684	15,147
Minority interest - other	5,000	5,000
Proceeds from sales of trading securities	108,567	86,553
Purchases and net fundings of loans held for securitization and/or sale	(2,365,875)	(2,419,665)
Proceeds from sales of loans held for securitization and/or sale	2,424,104	3,122,986
(Increase) decrease in interest-only strips receivable	26,051	(78,104)
Increase in servicing assets	(1,338)	(27,065)
Increase in other assets	(686)	(37,765)
Increase (decrease) in other liabilities	(12,664)	35,604
Other	5,778	6,988

	231,521	800,029

Net cash provided by operating activities	249,493	822,210

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Property acquisitions	(107,992)	—
Development/redevelopment expenditures	(10,772)	—
Capital expenditures	(11,055)	(6,910)
Property sales, net	17,146	3,540
Note receivable and accrued interest — related party advances, net	(3,300)	(9,076)
Equity investment in unconsolidated entities	—	(4,270)
Other investments	(267)	(422)

	(116,240)	(17,138)

Banking
Purchases of investment securities	—	(129,279)
Proceeds from redemption of Federal Home Loan Bank Stock	126,921	139,305
Purchases of Federal Home Loan Bank Stock	(100,831)	(134,885)
Net principal collected on loans	2,748,672	2,462,970
Net fundings and purchases of loans receivable	(3,132,326)	(3,404,244)
Principal collected on mortgage-backed securities	87,713	128,077
Purchases of mortgage-backed securities	(58,757)	(267,306)
Repayments of automobiles subject to lease	58,167	109,293
Net purchases of property and equipment	(50,869)	(37,948)
Net proceeds from sales of property and equipment	457	—
Net proceeds from sales of real estate	3,827	2,596
Disbursements for real estate held for investment or sale	(2,610)	(2,528)
Purchase of investment management company	(8,803)	—

	(328,439)	(1,133,949)

Net cash used in investing activities	(444,679)	(1,151,087)

Continued on following page.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Six Months Ended March 31,
(In thousands)	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Net proceeds from secured revolving credit facilities	$35,000	$—
Proceeds from mortgage financings	85,500	—
Principal curtailments and repayments of mortgages	(103,544)	(10,032)
Proceeds from unsecured bridge loan	86,193	—
Proceeds from sales of unsecured notes	935	3,160
Repayments of unsecured notes	(4,570)	(2,153)
Costs of obtaining financings	(2,747)	(577)
Cash dividends paid on preferred stock	(2,709)	(2,709)
Cash dividends paid on common stock	(3,291)	(3,291)

	90,767	(15,602)

Banking
Proceeds from customer deposits and sales of certificates of deposit	40,769,424	33,807,509
Customer withdrawals of deposits and payments for maturing certificates of deposit	(40,080,527)	(33,225,353)
Net increase (decrease) in securities sold under repurchase agreements	(85,882)	156,564
Advances from the Federal Home Loan Bank	11,188,020	11,433,633
Repayments of advances from the Federal Home Loan Bank	(11,767,770)	(11,727,741)
Net increase in other borrowings	58,899	13,851
Cash dividends paid on preferred stock	(5,000)	(5,000)
Cash dividends paid on common stock	(20,000)	(25,000)

	57,164	428,463

Net cash provided by financing activities	147,931	412,861

Net (decrease) increase in cash and cash equivalents	(47,255)	83,984
Cash and cash equivalents at beginning of period	521,419	574,390

Cash and cash equivalents at end of period	$474,164	$658,374

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$6,419	$21,283
Banking
Cash and other deposits	467,745	637,091

Cash and cash equivalents at end of period	$474,164	$658,374

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$149,439	$114,028
Income taxes paid, net	63,428	92,757
Shares of Saul Centers, Inc. common stock	1,876	7,509
Cash received during the period from:
Dividends on shares of Saul Centers, Inc. common stock	3,775	3,253
Distributions from Saul Holdings Limited Partnership	3,575	3,263
Supplemental disclosures of noncash activities:
Rollovers of notes payable - unsecured	823	3,364
Loans held for sale and/or securitization exchanged for trading securities	114,187	95,078
Loans receivable transferred to real estate acquired in settlement of loans	3,177	634

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

Certain reclassifications of prior periods’ information have been made to conform to the presentation for the three and six months ended March 31, 2006, including the reclassification of certain income and expense amounts to operations of discontinued real estate assets to assure comparability of all periods presented.

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

The purchase price allocation for the acquisition of a hotel property is determined based on the relative fair vale of the components of the property, which include land, building, personal property, franchise relationships, brand names, any in-place leases and other intangibles. The valuation of the personal property is based on management’s evaluation of the value of such property. The personal property is amortized over its remaining estimated useful life. The allocation to land and building are determined based on their relative fair value. To the extent that franchise relationship intangibles are present in an acquisition, the fair value of the intangibles are amortized over the life of the franchise relationship.

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed the assets are placed in service, their operating income, operating expenses, consisting mainly of real estate taxes, payroll, repairs and maintenance, utilities, insurance, franchise, marketing and other property related expenses and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized during the six months ended March 31, 2006 totaled $286,000. There was no capitalization of interest during the six months ended March 31, 2005.

CONSTRUCTION IN PROGRESS

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. The Construction in Progress balance as of March 31, 2006 is as follows:

Construction in Progress

(In thousands)	March 31, 2006
Tysons Park Place	$8,631
Dulles Springhill Suites	6,045
Circle 75 Development	4,927

Total	$19,603

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Emerging Issues Task Force (“EITF”) issued EITF 04-5, last updated on July 15, 2005, “Investors Accounting for an Investment in a Limited Partnership when the Investor is the General Partner and the Limited Partners have Certain Rights,” (“EITF 04-5”) which addresses the General Partner in a limited partnership who is presumed to control the partnership unless the Limited Partners have the ability, through a majority vote, to remove the General Partner without cause or the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of business. The EITF is effective as of June 29, 2005 for new limited partnerships and existing limited partnerships where the partnership agreement has been modified after that date or no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Trust has not entered into any new agreements or made any amendments to existing agreements that are covered by EITF 04-5. The Trust is evaluating the potential impact of EITF 04-5 with respect to existing agreements and does not anticipate that the adoption of EITF 04-5, if applicable, will have a material impact on its financial condition or results of operations.

BANKING

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

The FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”) in February 2006. SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). Specifically, SFAS 155 amends SFAS 133 by eliminating SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 applies to all financial instruments acquired or issued after the beginning of any fiscal year beginning after September 15, 2006, and upon adoption for existing bifurcated hybrid financial instruments not being used in hedging relationships. The adoption of this statement is not expected to have a material effect on the Bank’s financial condition or results of operations.

SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”) was issued in March 2006. SFAS 156 amends SFAS 140 to require an entity (i) to initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable; (ii) to separately present servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position; and (iii) to provide additional disclosures for all separately recognized servicing assets and servicing liabilities. In addition, SFAS 156 permits an entity to irrevocably choose either the amortization method or the fair value measurement method for the subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Bank has not yet determined the impact, if any, of the adoption of this statement on the Bank’s financial condition or results of operations.

3. CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying financial statements include the accounts of the Real Estate Trust, which is involved in the ownership and development of income-producing properties. The accounts of the Bank have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results and cash flows for two business operations: Real Estate and Banking. All significant inter-company transactions, except as disclosed elsewhere in the financial statements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the Bank are presented gross in the Consolidated Statements of Cash Flows. For purposes of calculating primary and diluted earnings per share, weighted average common shares outstanding totaled 4,807,510 for all periods presented. The Trust has no common share equivalents. On January 19, 2006, the Trust declared a dividend on its common shares of $0.248 per share, totaling approximately $1.2 million, payable on January 20, 2006, to holders of record on December 30, 2005. On March 9, 2006, the Trust declared a dividend on its common shares of $0.4362 per share, totaling approximately $2.1 million, payable on March 17, 2006, to holders of record on March 10, 2006.

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

5. INVESTMENT IN SAUL CENTERS, INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP – REAL ESTATE TRUST:

During the six-month period ended March 31, 2006, the Real Estate Trust purchased, through dividend reinvestment, approximately 55,000 shares of common stock of Saul Centers, Inc. (“Saul Centers”), and as of March 31, 2006 owned approximately 4,522,000 shares representing 26.7% of such company’s outstanding common stock. As of March 31, 2006, the market value of these shares was approximately $198.6 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

In fiscal 1993, the Real Estate Trust entered into a series of transactions in connection with the initial public offering of Saul Centers. The Real Estate Trust transferred its 22 shopping centers and one of its office properties, together with the $196 million of mortgage debt and deferred interest associated with such properties, to a newly formed partnership, Saul Holdings Limited Partnership (“Saul Holdings Partnership”), in which as of March 31, 2006 the Real Estate Trust owns (directly and through its wholly owned subsidiaries) a 19.4% interest, other entities affiliated with the Real Estate Trust own a 4.6% interest and Saul Centers owns a 76.0% interest. Under the Saul Holdings Partnership agreement, the units are generally convertible on a one-for-one basis into common stock of Saul Centers. However, at the current time, the units held by the Real Estate Trust are not convertible into Saul Centers common stock because of restrictions contained in the Saul Holdings Partnership agreement on the number of shares of common stock of Saul Centers that the Real Estate Trust and its affiliates can beneficially own at any point in time. The Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly distributions to the partners out of net cash flow. During the six-month period ended March 31, 2006, the Real Estate Trust received total cash distributions of $3.6 million from Saul Holdings Partnership which were all reinvested in new Partnership Units. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s credit line banks.

Pursuant to a reimbursement agreement among the partners of Saul Holdings Partnership and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At March 31, 2006, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $100.0 million. The Real Estate Trust believes that Saul Holdings will be able to make all payments due with respect to its debt obligations.

5. INVESTMENT IN SAUL CENTERS INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP - REAL ESTATE TRUST (Continued):

The unaudited condensed Consolidated Balance Sheets as of March 31, 2006 and September 30, 2005 and the unaudited Consolidated Statements of Operations for the six month period ended March 31, 2006 and 2005 of Saul Centers follow:

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	March 31, 2006	September 30, 2005
Assets
Real estate investments	$791,864	$717,167
Accumulated depreciation	(200,267)	(191,699)
Other assets	66,598	79,794

Total assets	$658,195	$605,262

Liabilities and stockholders’ equity
Mortgage notes payable	$490,519	$461,416
Other liabilities	50,298	33,659

Total liabilities	540,817	495,075
Minority interests	4,606	1,484
Total stockholders’ equity	112,772	108,703

Total liabilities and stockholders’ equity	$658,195	$605,262

SAUL CENTERS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Six Months Ended March 31,
(In thousands)	2006	2005
Revenue
Base rent	$52,653	$47,906
Other revenue	13,647	11,970

Total revenue	66,300	59,876

Expenses
Operating expenses	14,086	12,306
Interest and amortization of deferred debt expense	15,677	14,523
Depreciation and amortization	12,265	11,443
General and administrative	5,035	4,709

Total expenses	47,063	42,981

Net operating income before minority interests	19,237	16,895
Minority interests	(3,649)	(4,057)

Net income	15,588	12,838
Preferred dividends	(4,000)	(4,000)

Net income available to common shareholders	$11,588	$8,838

6. REAL ESTATE ACQUIRED – REAL ESTATE TRUST:

On March 24, 2006, the Real Estate Trust acquired a 145 room historic hotel located in Washington, D.C. for a purchase price of approximately $100.0 million. See Note 10 regarding the financing of the acquisition. The Real Estate Trust accounted for the acquisition in accordance with SFAS No. 141, “Business Combinations.” The Real Estate Trust allocates the purchase price to various components, such as land, building, personal property and certain marketing related, customer related and franchise related intangibles, if applicable, as described in Note 2. Initially, $9.7 million of the total cost has been allocated to intangible assets, included in Other Assets on the Consolidated Balance Sheets, $2.8 million has been allocated to personal property and the remainder allocated to land and building which are included in Hotel Real Estate at March 31, 2006. These initial allocations are based on preliminary estimates and the Real Estate Trust is in the process of gathering additional information to evaluate the reasonableness of such allocations. The results of operations of the acquired hotel are included in the consolidated statements of operations as of the acquisition date.

On November 1, 2005, the Real Estate Trust acquired a 137 room hotel property located in Fairfax County, Virginia for a purchase price of approximately $12.7 million, which included the assumption of a mortgage note of $5.8 million (see Note 9). The Real Estate Trust accounted for the acquisition in accordance with SFAS No. 141, “Business Combinations.” The Real Estate Trust allocates the purchase price to various components, such as land, building, personal property and intangibles related to any in-place leases and customer or franchise relationships, if applicable, as described in Note 2. A total of $317,000 of the total cost was allocated as personal property and is included in hotel real estate assets at March 31, 2005. The personal property assets are being amortized over their estimated remaining useful life, a weighted average term of 2.0 years. There were no above or below market lease intangibles or any value assigned to customer or franchise relationships. The results of operations of the acquired hotel are included in the consolidated statements of operations as of the acquisition date.

7. RELATED PARTY TRANSACTIONS – REAL ESTATE TRUST:

Under an existing unsecured note receivable from B.F. Saul Company, which was modified and amended on October 1, 2005, not to exceed $30.0 million, the Real Estate Trust advanced an additional net amount of $3.3 million during the current year. At March 31, 2006, the note balance totaled $16.4 million. Interest is computed on the note at 200 basis points over a floating rate index. Interest earned on the note totaled $458,000 and $210,000 for the six month periods ended March 31, 2006 and 2005, respectively. The note is due and payable on September 30, 2015.

8. DISCONTINUED OPERATIONS/REAL ESTATE SOLD – REAL ESTATE TRUST:

In February 2006, the Real Estate Trust was notified that a 3.71 acre parcel of land had been condemned by the Virginia Department of Transportation. Proceeds of approximately $708,000 were placed in escrow and were immediately available to the Real Estate Trust. An initial gain of $416,000 was recorded in the quarter ended March 31, 2006 and is recorded as Gain on Sale of Land.

During the first calendar quarter of 2006, the Real Estate Trust determined that it would sell one of its other real estate properties located in Metairie, LA. The sale closed on February 23, 2006 and the Real Estate Trust recorded a gain of $2.9 million. The $2.9 million gain and the related operating income of $47,000 is included in Income (loss) from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations for the six months ended March 31, 2006.

During fiscal 2005, the Real Estate Trust determined that it would sell two of its hotel properties which no longer met its investment criteria. Therefore, in fiscal 2005, the Real Estate Trust determined that the held for sale criteria in accordance with FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” had been met for both properties. Accordingly, the Real Estate Trust compared the carrying value of these assets to their estimated fair value, less cost to sell, to determine if the assets were impaired. The Real Estate Trust determined that no adjustments to the carrying amounts were required. The sales of the two properties closed on December 16, 2005 and January 19, 2006. Proceeds from the combined sales to the Real Estate Trust totaled approximately $13.4 million. The January 19, 2006 sale included an additional $500,000 issuance of a note to the purchaser. The note, which bears interest at 9.0%, is due on January 18, 2008. Interest accrues on the note beginning on July 12, 2006 through maturity. All principal and accrued interest are due at maturity. Included in Income (loss) from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations are the gains on the sales of the hotel assets totaling $3.4 million as well as combined operating losses from the two hotel properties of approximately $2.1 million for the six months ended March 31, 2006. Included in the $2.1 operating loss are defeasance charges of $1.8 million as described in Note 9.

9. EXTINGUISHMENT OF LIABILITIES – REAL ESTATE TRUST:

On January 19, 2006, the Real Estate Trust deposited cash of approximately $7.6 million into an escrow fund with which United States government securities were purchased to complete a partial defeasance of a mortgage loan made to the Real Estate Trust. The defeased portion of the loan encumbered the hotel property which was sold January 19, 2006. The defeasance was funded by available cash and line of credit borrowings. The government securities became the replacement collateral for the loan securing the hotel, and became the sole source of payment for the $5.8 million loan. As a result of the transaction, the principal amount owed by the Real Estate Trust was reduced by $5.8 million, with corresponding reductions in the principal and interest payments to be made to maturity. The Real Estate Trust incurred defeasance charges of approximately $1.8 million, including a prepayment premium of $1.7 million. The escrow fund is maintained by Wells Fargo Bank, National Association, as Securities Intermediary and Custodian, and the Real Estate Trust is no longer the primary obligor with respect to the defeased loan.

In connection with the hotel asset acquired on November 1, 2005 (see Note 6) the Real Estate Trust, on December 21, 2005, defeased the loan that was assumed with the acquisition of the hotel property. The Real Estate Trust paid $6.6 million into an escrow fund with which United States government securities were purchased. The defeasance was funded by available cash and line of credit borrowings. The government securities became replacement collateral for the loan securing the hotel, and became the sole source of payment of the $5.8 million loan. As a result of the transaction the Real Estate Trust is no longer the primary obligor with respect to this loan. The escrow fund is maintained by Wells Fargo Bank, National Association, as Securities Intermediary and Custodian. The $5.8 million defeased loan was accounted for as if it were extinguished in December 2005. The Real Estate Trust incurred defeasance charges of approximately $900,000, including a prepayment premium of $829,000.

10. MORTGAGE NOTES PAYABLE /UNSECURED BRIDGE LOAN – REAL ESTATE TRUST:

On March 24, 2006, the Real Estate Trust financed the $100.0 million purchase of the 145 room historic hotel located in Washington, D. C. with an unsecured bridge loan of $86.2 million and cash on hand for the balance. The loan has a six month term with five six-month extension options. The loan is an interest only loan and bears interest at LIBOR plus 175 basis points. See Note 12, Subsequent Events – Real Estate Trust.

On December 29, 2005, the Real Estate Trust placed a $9.5 million mortgage note on the hotel property that was acquired on November 1, 2005. The note, which is due on January 1, 2016, bears interest at 5.92%. Monthly principal and interest payments, based on a 25 year amortization schedule, of $60,745 are required with a balloon payment of $7.4 million due at maturity.

On December 2, 2005, the Real Estate Trust refinanced one of six properties that were secured by an approximately $88.0 million portfolio mortgage note which was due on March 31, 2006. The property was refinanced with a new 10 year mortgage note of $76.0 million. The proceeds from this refinancing, along with available cash and line of credit borrowings were used to repay the portfolio loan. The loan, which is due on January 11, 2016, bears interest at 5.3% and requires interest only payments for the initial five years. Beginning in year six, monthly principal and interest payments of $422,000 are required with a balloon payment of $70.3 million due at maturity.

11. INDUSTRY SEGMENT INFORMATION – REAL ESTATE TRUST

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the “Banking” sections of the accompanying financial statements

	Six Months Ended March 31
(In thousands)	2006	2005
INCOME (from continuing operations)
Hotels	$53,477	$45,761
Office and industrial properties	20,315	19,409
Other	899	607

	$74,691	$65,777

OPERATING PROFIT (LOSS) (from continuing operations) (1)
Hotels	$15,425	$11,655
Office and industrial properties	9,835	9,735
Other	279	92

	25,539	21,482
Equity earnings of unconsolidated entities, net	4,914	3,785
Gain on sale of land	416	—
Interest and amortization of debt expense	(23,524)	(23,354)
Advisory, management and leasing fees - related parties	(7,305)	(6,521)
General and administrative	(1,562)	(1,635)

Operating loss from continuing operations	$(1,522)	$(6,243)

IDENTIFIABLE ASSETS (AT PERIOD END)
Hotels	$279,885	$184,342
Office and industrial properties	130,050	123,801
Other	179,919	149,909

	$589,854	$458,052

INTEREST AND AMORTIZATION OF DEBT EXPENSE (from continuing operations)
Hotels	$5,538	$5,344
Office and industrial properties	5,881	6,319
Other (net of amount capitalized)	12,105	11,691

	$23,524	$23,354

DEPRECIATION (from continuing operations)
Hotels	$5,583	$5,681
Office and industrial properties	4,072	3,618
Other	11	11

	$9,666	$9,310

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS (from continuing operations)
Hotels	$115,730	$3,122
Office and industrial properties	2,666	2,640
Other	11,423	469

	$129,819	$6,231

(1)	Operating profit (loss) includes income less direct operating expenses and depreciation

12. SUBSEQUENT EVENTS – REAL ESTATE TRUST:

On April 21, 2006, the Real Estate Trust closed on a $65.0 million mortgage note secured by the 145 room historic hotel located in Washington, D.C., which was purchased on March 24, 2006. The note, which is due on April 21, 2021, bears interest at 6.199% and requires interest only payments for the initial five years. Beginning in year six, monthly principal and interest payments of $398,000 are required with a balloon payment of $54.7 million due at maturity. $61.0 million of the proceeds from the financing were used to pay down a portion of the bridge loan, see Note 10, Mortgage Notes Payable – Real Estate Trust.

13. LOANS HELD FOR SECURITIZATION AND/OR SALE – THE BANK:

At March 31, 2006, loans held for securitization and/or sale were composed of single-family residential and home equity loans totaling $1,490.8 million and $111,000, respectively. At September 30, 2005, loans held for securitization and/or sale were composed of single-family residential and home equity loans totaling $1,717.8 million and $341,000, respectively.

14. LOANS RECEIVABLE – THE BANK:

Loans receivable is composed of the following:

(In thousands)	March 31, 2006	September 30, 2005
Single-family residential	$6,285,415	$5,843,205
Home equity	1,723,912	1,796,148
Other real estate	459,003	358,937
Commercial	1,026,351	1,035,972
Automobile	105,801	149,253
Other consumer	47,993	53,742

	9,648,475	9,237,257

Deferred loan origination costs, net of unearned discounts	101,313	95,183
Allowance for losses on loans	(28,640)	(28,640)

	72,673	66,543

Total	$9,721,148	$9,303,800

15. REAL ESTATE HELD FOR SALE – THE BANK:

The Bank’s real estate acquired in settlement of loans or real estate owned (“REO”) is considered to be held for sale and is carried at the lower of cost or fair value (less estimated selling costs). At March 31, 2006 and September 30, 2005, real estate held for sale totaled $22.8 and $20.3 million, respectively.

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

(In thousands)	Retail Banking	Other	Total
Three Months Ended March 31, 2006
Operating income	$154,492	$23,162	$177,654
Operating expense	156,714	15,569	172,283

Core earnings	(2,222)	7,593	5,371
Non-core items	3,156	(557)	2,599

Operating Income	$934	$7,036	$7,970

Average assets	$13,236,226	$1,438,737	$14,674,963

Three Months Ended March 31, 2005
Operating income	$197,356	$15,267	$212,623
Operating expense	138,097	12,414	150,511

Core earnings	59,259	2,853	62,112
Non-core items	8,686	—	8,686

Operating Income	$67,945	$2,853	$70,798

Average assets	$12,357,329	$1,273,508	$13,630,837

(In thousands)	Retail Banking	Other	Total
Six Months Ended March 31, 2006
Operating income	$348,531	$42,373	$390,904
Operating expense	302,423	30,062	332,485

Core earnings	46,108	12,311	58,419
Non-core items	5,765	(630)	5,135

Operating Income	$51,873	$11,681	$63,554

Average assets	$13,152,933	$1,412,655	$14,565,588

Six Months Ended March 31, 2005
Operating income	$400,655	$29,838	$430,493
Operating expense	275,962	24,661	300,623

Core earnings	124,693	5,177	129,870
Non-core items	10,358	385	10,743

Operating Income	$135,051	$5,562	$140,613

Average assets	$12,314,665	$1,266,950	$13,581,615

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

The principal business activities of the Real Estate Trust are the ownership of 80% of the outstanding common stock of the Bank, whose assets accounted for 96% of the Trust’s consolidated assets at March 31, 2006, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in the Bank, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the OTS.

The following discussion and analysis provides information that management believes to be necessary for an understanding of the Trust’s financial condition and results of operations, and should be read in conjunction with the accompanying financial statements, notes thereto and other information contained in this document.

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at March 31, 2006, consisted primarily of hotels, office projects, and land parcels. At March 31, 2006, the Real Estate Trust’s hotel portfolio included 17 properties containing 3,110 available rooms. The office property portfolio consisted of 14 properties with a total gross leasable area of 1,990,000 square feet.

The hotel portfolio, excluding the two properties acquired and the two properties disposed of during the current fiscal year, (“Same hotel properties”) experienced an average occupancy of 65.2% and an average room rate of $125.10 during the six-month period ended March 31, 2006, compared to an average occupancy of 66.4% and an average room rate of $109.29 during the same period in the prior year. REVPAR (revenue per available room) for the same hotel properties was $81.58 for the six-month period ended March 31, 2006, a 12.4% increase over REVPAR for the six-month period ended March 31, 2005 of $72.58.

Office space in the Real Estate Trust’s office property portfolio was 92.8% leased at March 31, 2006, compared to a leasing rate of 91.6% at March 31, 2005. At March 31, 2006, of the total gross leasable area of 1,990,000 square feet, 133,520 square feet (6.7%) and 388,422 square feet (19.5%) were subject to leases expiring in the remainder of fiscal 2006 and fiscal 2007, respectively.

BANKING

General. The Bank’s assets decreased by $198.9 million during the current quarter to $14.3 billion at March 31, 2006. Total loans increased $30.0 million to $11.2 billion at March 31, 2006. The Bank recorded operating income of $8.0 million during the quarter ended March 31, 2006, compared to operating income of $70.8 million during the quarter ended March 31, 2005. The decrease in net income reflects a decrease in other (non-interest) income as well as increased interest and operating expenses, which were only partially offset by an increase in interest income. Residential mortgage loan prepayments continued at a high level during the current quarter as a result of the continued flattened “yield curve” which management believes led to more borrowers with adjustable rate mortgage loans refinancing those loans into loans with interest rates that are fixed for longer periods. Higher actual and estimated future prepayments resulted in a $53.2 million reduction in the fair value of the Bank’s interest-only assets during the current quarter. See “Loan Originations, Securitizations and Sales – Retained Interests and Servicing Assets.”

At March 31, 2006, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.00%, 6.00%, 8.92% and 11.04%, respectively. The Bank’s regulatory capital ratios exceeded regulatory requirements as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). See “Capital.”

During the quarter ended March 31, 2006, the Bank declared and paid out of retained earnings a cash dividend on its Common Stock in the amount of $1,000 per share and a cash dividend on its Preferred Stock in the amount of $0.50 per share.

Asset Quality. The following table sets forth information concerning the Bank’s non-performing assets. Amounts shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	March 31, 2006	December 31, 2005	September 30, 2005
Non-performing assets:
Non-accrual loans:
Residential mortgage	$18,644	$23,604	$20,874
Home equity	1,584	1,633	1,443
Commercial	17	49	30
Other consumer	1,026	1,403	1,359

Total non-accrual loans (1)	21,271	26,689	23,706
Real estate acquired in settlement of loans	22,805	19,580	20,265

Total non-performing assets	$44,076	$46,269	$43,971

Allowance for losses on loans	$28,640	$28,640	$28,640

Ratios:
Non-performing assets to total assets	0.31%	0.32%	0.31%
Allowance for losses on loans to non-accrual loans (1)	134.64%	107.31%	120.81%
Allowance for losses on loans to total loans receivable (2)	0.25%	0.26%	0.26%

(1)	Before deduction of allowances for losses.

(2)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets include non-accrual loans and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

Non-performing assets totaled $44.1 million at March 31, 2006, compared to $46.3 million at December 31, 2005. Non-accrual loans decreased by $5.4 million, $5.0 million of which consisted of residential mortgage loans. That decrease was partially offset by a $3.2 million increase in REO. There were 29 non-accrual residential mortgage loans at March 31, 2006, compared to 32 loans at December 31, 2005. The Bank maintained valuation allowances of $28.6 million on its loan portfolio at both March 31, 2006 and December 31, 2005.

Delinquent Loans. At March 31, 2006, delinquent loans decreased to $22.7 million, or 0.2% of loans from $29.3 million, or 0.3% of loans at December 31, 2005. The following table sets forth information regarding the Bank’s delinquent loans at March 31, 2006.

	Principal Balance (Dollars in thousands) Loans Delinquent for
	30-59 days	60-89 days	Total
Residential mortgage	$12,094	$1,673	$13,767
Home equity	621	448	1,069
Commercial	—	158	158
Other real estate	425	—	425
Other	5,572	1,615	7,187

Total	$18,712	$3,894	$22,606

Total as a Percentage of Loans (1)	0.17%	0.03%	0.20%

(1)	Includes loans held for sale and/or securitization, before valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Residential mortgage loans delinquent 30-89 days increased to $13.8 million at March 31, 2006 from $9.6 million at December 31, 2005. Home equity loans delinquent 30-89 days decreased to $1.1 million at March 31, 2006 from $8.9 million at December 31, 2005.

Other delinquent loans decreased to $7.2 million at March 31, 2006, from $8.2 million at December 31, 2005, primarily because the Bank’s portfolio of indirect automobile loans continues to decline as a result of the Bank’s prior decision to discontinue origination of these loans.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are assets which are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. At both March 31, 2006 and December 31, 2005, potential problem assets totaled $0.4 million.

Troubled Debt Restructurings. At March 31, 2006 and December 31, 2005, the Bank had no troubled debt restructurings.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Six Months Ended March 31,		Three Months Ended March 31, 2006
	2006	2005
Balance at beginning of period	$28,640	$37,750	$28,640

Provision (credit) for loan losses	(1,779)	(4,476)	(1,222)

Charge-offs:
Residential mortgage	(528)	(206)	(426)
Home equity	(245)	(317)	(151)
Other real estate	(1)	—	—
Subprime automobile	(738)	(3,077)	(233)
Other	(2,515)	(4,650)	(917)

Total charge-offs	(4,027)	(8,250)	(1,727)

Recoveries:
Home equity	103	127	47
Other real estate	109	—	84
Subprime automobile	2,544	5,290	1,326
Other	3,050	3,559	1,492

Total recoveries	5,806	8,976	2,949

Net recoveries	1,779	726	1,222

Balance at end of period	$28,640	$34,000	$28,640

Provision (credit) for loan losses to average loans (1) (2)	(0.03%)	(0.08%)	(0.04%)
Net loan recoveries to average loans (1) (2)	0.03%	0.01%	0.04%
Ending allowance for losses on loans to total loans (2) (3)	0.25%	0.32%	0.25%

(1)	Annualized

(2)	Includes loans held for securitization and/or sale.

(3)	Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	March 31, 2006		September 30, 2005
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of period allocated to:
Residential mortgage	$5,545	69.7%	$5,100	68.9%
Home equity	3,350	15.5	3,570	16.4
Other real estate	2,280	4.2	1,925	3.3
Commercial	6,845	9.2	6,775	9.5
Prime automobile	3,840	1.0	3,610	1.3
Other	1,635	0.4	2,005	0.6
Unallocated	5,145	—	5,655	—

Total	$28,640		$28,640

At March 31, 2006, the Bank’s total allowances for losses on loans and real estate held for sale was $28.6 million, unchanged from the level at December 31, 2005. The allowance for losses on loans represents management’s estimate of credit losses inherent in the Bank’s loan portfolio as of the balance sheet date. The Bank’s allowance consists of several key elements, which include the allocated allowance, specific allowances for identified loans and the unallocated allowance. Management reviews the adequacy of the valuation allowances on loans using a variety of measures and tools including historical loss performance, delinquency status, current economic conditions, internal risk ratings and current underwriting policies and procedures. The overall credit quality of the Bank’s loan portfolio did not significantly change during the quarter, as evidenced by net loan loss recoveries and stable levels of delinquencies and non-performing assets. As a result, the Bank did not change the level of the loan loss allowance.

The allowance for losses on residential mortgage loans was $5.5 million at March 31, 2006 compared to $5.1 million at December 31, 2005. The allowance for losses on loans secured by real estate totaled $11.2 million at March 31, 2006, which constituted 55.3% of total non-accrual real estate loans. During the three months ended March 31, 2006, the Bank recorded net charge-offs of $0.4 million on these assets.

The unallocated allowance for losses totaled $5.1 million at March 31, 2006, an increase of $0.3 million from the level at December 31, 2005. The unallocated allowance is based upon management’s evaluation and judgement of various conditions that are not directly measured in the determination of the allocated allowance. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting key lending areas of the Bank, credit quality trends, collateral volumes, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience, regulatory examination results and findings of the Bank’s internal credit evaluations. At March 31, 2006 and December 31, 2005, most of the unallocated allowance relates to risks inherent in the mortgage loan portfolio, including, for example, geographic concentration and negative amortization features.

Asset and Liability Management. The following table presents the Bank’s interest rate sensitivity gap at March 31, 2006. Balances of interest-earning assets and interest-bearing liabilities are shown in the earlier of the period where contractual payments are due, interest rates adjust or prepayment is anticipated to occur. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for all of the Bank’s loans based on management’s estimates. The Bank’s deposits with no stated maturity, including savings and transaction accounts, have interest rates that may reprice at any time. However, market experience has proven that these deposits adjust to market prices over a much longer period of time. The Bank considers these deposits to be relatively insensitive to interest rate changes. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
Real estate loans:
Adjustable-rate	$3,257,451	$517,651	$1,803,653	$1,035,108	$267	$6,614,130
Fixed-rate	28,953	24,038	57,814	16,514	2,424	129,743
Home equity credit lines and second mortgages	1,520,527	35,673	106,418	68,961	94,081	1,825,660
Commercial	836,161	13,993	46,427	34,214	94,487	1,025,282
Consumer and other	79,183	36,548	34,067	3,234	1,941	154,973
Loans held for securitization and/or sale	1,490,913	—	—	—	—	1,490,913
Mortgage-backed securities	174,693	206,564	248,624	145,145	54,913	829,939
Other investments	189,674	—	201,009	—	—	390,683

Total interest-earning assets	7,577,555	834,467	2,498,012	1,303,176	248,113	12,461,323
Total non-interest earning assets	—	—	—	—	1,818,747	1,818,747

Total assets	$7,577,555	$834,467	$2,498,012	$1,303,176	$2,066,860	$14,280,070

Deposits:
Fixed maturity deposits	$1,329,913	$1,188,376	$297,880	$89,105	$—	$2,905,274
NOW, statement and passbook accounts	—	100,505	201,010	201,010	3,159,964	3,662,489
Money market deposit accounts	2,559,608	—	—	—	—	2,559,608
Borrowings:
Capital notes - subordinated	—	—	—	—	175,000	175,000
Other	1,669,053	117,368	500,581	22,104	51,816	2,360,922

Total interest-bearing liabilities	5,558,574	1,406,249	999,471	312,219	3,386,780	11,663,293
Total non-interest bearing liabilities	—	—	—	—	1,670,812	1,670,812
Minority interest	—	—	—	—	175,391	175,391
Stockholders’ equity	—	—	—	—	770,574	770,574

Total liabilities & stockholders’ equity	$5,558,574	$1,406,249	$999,471	$312,219	$6,003,557	$14,280,070

Gap	$2,018,981	$(571,782)	$1,498,541	$990,957	$(3,138,667)
Cumulative gap	$2,018,981	$1,447,199	$2,945,740	$3,936,697	$798,030
Cumulative gap as a percentage of total assets	14.1%	10.1%	20.6%	27.5%	5.6%

The interest sensitivity “gap” shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was 10.1% at March 31, 2006, compared to 12.5% at December 31, 2005. The change in the Bank’s one-year gap reflects an increase in shorter-term deposits and borrowings used to fund adjustable-rate residential mortgage loans with repricing terms greater than one year.

Capital. At March 31, 2006, the Bank complied with all of its regulatory capital requirements and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at March 31, 2006, compared to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$770,574
Minority interest in REIT Subsidiary (1)	144,000

	914,574
Adjustments for tangible and core capital:
Intangible assets	(57,816)
Non-includable subsidiaries	(2,724)
Non-qualifying purchased/originated loan servicing rights	(295)

Total tangible capital	853,739	6.00%	$213,551	1.50%	$640,188	4.50%

Total core capital (2)	853,739	6.00%	$569,470	4.00%	$284,269	2.00%

Tier 1 risk-based capital (2)	853,739	8.92%	$383,208	4.00%	$470,531	4.92%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	28,640

Total supplementary capital	203,640

Total available capital	1,057,379
Equity investments (3)	(2,455)

Total risk-based capital (2)	$1,054,924	11.04%	$766,417	8.00%	$288,507	3.04%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.

(2)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

(3)	Includes one property classified as real estate held for sale which is treated as an equity investment for regulatory capital purposes.

During fiscal year 2005, a subsidiary of the Bank purchased a non-controlling ownership interest in a limited liability company. The investment is classified as other assets on the Condensed Consolidated Statements of Financial Condition and is treated as a non-includable asset and deducted from core capital for regulatory capital purposes. As of March 31, 2006 the Bank’s investment increased to $2.1 million from $0.7 million as of December 31, 2005 as a result of earnings on the investment.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank’s REO at March 31, 2006, by the fiscal year in which the property was acquired through foreclosure.

Fiscal year	(In thousands)
1990	$2,455	(1)
1991	9,169	(2)
1995	8,084	(2)
2005	39
2006	3,058

Total REO	$22,805

(1)	The Bank treats this amount as an equity investment for regulatory capital purposes.

(2)	The Bank received an extension of the holding periods of these properties through May 6, 2006. The Bank filed a request on March 28, 2006 to further extend the holding periods of these properties.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

The Real Estate Trust’s cash flows from operating activities have historically been insufficient to meet all of its cash flow requirements. The Real Estate Trust’s internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its indebtedness, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings, the sale of unsecured notes, refinancing of maturing mortgage debt, proceeds from asset sales, and dividends and tax sharing payments from the Bank. Although cash flows from operating activities have improved over the prior two fiscal years, for the foreseeable future, the Real Estate Trust’s ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources. Dividends received from the Bank are a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the Bank’s operating performance and income, and regulatory restrictions on such payments.

The Real Estate Trust believes that the financial condition and operating results of the Bank should allow the Real Estate Trust to receive dividend payments from the Bank. During the six-month period ended March 31, 2006, the Bank made dividend payments totaling $16.0 million and tax sharing payments totaling $2.5 million to the Real Estate Trust. Dividend and tax sharing payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

During the six-month period ended March 31, 2006, the Trust purchased, through dividend reinvestment, approximately 55,000 shares of common stock of Saul Centers and as of March 31, 2006 owned approximately 4,522,000 shares representing 26.7% of such company’s outstanding common stock. As of March 31, 2006, the market value of these shares was approximately $198.6 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership (“Saul Holdings Partnership”) the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the six-month period ended March 31, 2006, the Real Estate Trust received total cash distributions of $3.6 million from Saul Holdings Partnership which were all reinvested in new Partnership Units. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s lines of credit banks.

The Real Estate Trust currently has outstanding unsecured notes, with maturities ranging from one to ten years. The Real Estate Trust, consistent with the terms of the notes, has called $6.0 million of outstanding notes for prepayment. An additional $3.1 million of unsecured notes will mature during fiscal 2006. The Real Estate Trust intends to repay these notes from cash from operations or other sources of funds.

The Real Estate Trust has a $60.0 million secured revolving credit line with an unrelated bank that matures on January 31, 2008, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 200 basis points over the index. At March 31, 2006, the Real Estate Trust had outstanding borrowings of $22.0 million and unrestricted availability of $38.0 million.

The Real Estate Trust has an additional $60.0 million revolving credit line with an unrelated bank that matures on June 30, 2008, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 200 basis points over the index. At March 31, 2006, the Real Estate Trust had outstanding borrowings of $13.0 million and unrestricted availability of $47.0 million.

The maturity schedule for the Real Estate Trust’s outstanding debt at March 31, 2006 for the balance of fiscal 2006 and subsequent years is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes Payable	Notes Payable Secured	Unsecured Bridge Loan	Notes Payable Unsecured (2)	Total
2006 (1)	$2,582	$—	$86,193	$9,145	$97,920
2007	5,456	—	—	6,476	11,932
2008	5,686	35,000	—	4,397	45,083
2009	15,497	—	—	3,167	18,664
2010	10,082	—	—	4,175	14,257
Thereafter	242,218	250,000	—	26,765	518,983

Total	$281,521	$285,000	$86,193	$54,125	$706,839

(1)	April 1, 2006 - September 30, 2006

(2)	Included in fiscal 2006 are $6.0 million of notes called for early redemption

Of the total mortgage debt outstanding at March 31, 2006, $278.0 million was non-recourse to the Real Estate Trust.

On March 24, 2006, the Real Estate Trust closed on an $86.2 million unsecured bridge loan to fund the acquisition, along with cash on hand, of the 145 room historic hotel located in Washington, D. C. The loan bears interest at LIBOR plus 175 basis points and has a term of six months, with five six-month extension options. On April 21, 2006, a $65.0 million permanent mortgage loan, which bears interest at 6.199%, was placed on the hotel and $61.0 million of the bridge loan was repaid.

On January 19, 2006, the Real Estate Trust defeased a $5.8 million mortgage loan that secured the hotel property which was sold on the same day. The Real Estate Trust paid $7.6 million into an escrow fund with which United States government securities were purchased to satisfy the loan defeasance. The defeasance was funded with proceeds from the sale and line of credit borrowings.

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

REAL ESTATE ACQUISITION, DISPOSITION, DEVELOPMENT AND CAPITAL EXPENDITURES

On March 24, 2006, the Real Estate Trust acquired a 145 room historic hotel located in Washington, D. C. for $100.0 million.

On February 23, 2006, the sale of one of the Real Estate Trust’s other real estate assets located in Metairie, LA was finalized and the Real Estate Trust received proceeds of approximately $4.0 million resulting in a gain of approximately $2.9 million.

In February 2006, the Real Estate Trust was notified that a 3.71 acre parcel of land had been condemned by the Virginia Department of Transportation. Proceeds of approximately $708,000 were placed in escrow and were immediately available to the Real Estate Trust. An initial gain of $416,000 was recorded in the quarter ended March 31, 2006.

On January 19, 2006, the sale of a hotel property, which was the second of two hotel properties placed on the market during fiscal year 2005, was finalized and the Real Estate Trust received proceeds from the sale of approximately $5.5 million resulting in a gain of $2.2 million. The Real Estate Trust financed an additional $500,000 through the issuance of a note from the purchaser.

On December 16, 2005, the sale of a hotel property, which was one of two hotel properties placed on the market during fiscal year 2005, was finalized and the Real Estate Trust received proceeds from the sale of approximately $7.9 million resulting in a gain of $1.3 million.

On November 1, 2005, the Real Estate Trust acquired a 137 room hotel property located in Fairfax County, Virginia for a purchase price of approximately $12.7 million, which included the assumption of a mortgage note of $5.8 million.

The Real Estate Trust owns various land parcels with approximately 450 acres of available land. These parcels offer potential development opportunities for the Trust. During fiscal 2005 the Real Estate Trust commenced the ground-up development of a hotel property on a land parcel owned in Northern Virginia and is exploring development scenarios on several other land parcels. In addition, the development of for-sale residential townhouses and the related infrastructure commenced in fiscal 2006 on land parcels owned in Atlanta, Georgia.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $14.0 to $21.0 million per year for the next several years.

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

At March 31, 2006, the estimated remaining collateral, after market value and other adjustments, of that portion of the Bank’s assets that may be pledged to the FHLB of Atlanta and various securities dealers totaled $4.8 billion, or 33.7% of total assets. The Bank’s maximum credit availability with the FHLB of Atlanta is 50% of total assets, provided that the Bank has sufficient collateral to pledge against its advances and subject to certain limitations and conditions imposed by the FHLB of Atlanta.

Also at March 31, 2006, the Bank had cash and other short-term assets totaling $467.7 million, or 3.3% of total assets.

The Bank also accesses a variety of other short-term and long-term funding sources, including securitizations and sales of loan receivables. As part of its mortgage banking activities, the Bank sold or securitized and sold $1.3 billion of single-family residential mortgage loans during the March 2006 quarter. Generally, all long-term, fixed-rate residential mortgage loans originated during the current quarter have been or are in the process of being sold. Variable rate mortgage loans are either sold or placed into the Bank’s portfolio.

Management believes that the Bank’s primary sources of funds will be sufficient to meet the Bank’s foreseeable long-term liquidity needs. The mix of funding sources used from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

Loan Originations, Securitizations and Sales – Retained Interests and Servicing Assets. In connection with its loan origination, securitization and sale activities, the Bank generally receives or retains various interests in the sold loans, which may include servicing assets, securities, or interest-only certificates and/or interest-only strips receivable (collectively, “interest-only assets”). The Bank sometimes retains a limited amount of recourse relating to securitized loans through one or more means, most often through the establishment of reserve accounts or overcollateralization of receivables. The Bank records these interests as assets on its financial statements. The Bank determines the carrying value of the assets based on future cash flows expected to be received by the Bank from the underlying assets. Periodically, the Bank obtains independent valuations as confirmation of management’s estimates of its values for interest-only and servicing assets. Most of these cash flows are payable to the Bank before the claims of others, while a small portion of the cash flows are subordinated to the claims of others. The Bank’s policy is to limit the aggregate amount of mortgage servicing rights and interest-only assets arising out of the securitization and sale of certain of the Bank’s ARMs to 75% of the Bank’s core capital. At March 31, 2006, those assets totaled 51% of the Bank’s core capital. The following tables summarize the carrying value of these assets at March 31, 2006 and December 31, 2005.

	March 31, 2006
	Not Subordinated	Subordinated	Total
	(in thousands)
Interest-only certificates	$259,145	$—	$259,145
Interest-only strips receivable	62,514	517	63,031

Total interest-only assets	321,659	517	322,176
Servicing assets	165,931	—	165,931
Reserve accounts	21,790	2,122	23,912

Total	$509,380	$2,639	$512,019

	December 31, 2005
	Not Subordinated	Subordinated	Total
	(in thousands)
Interest-only certificates	$278,228	$—	$278,228
Interest-only strips receivable	75,316	490	75,806

Total interest-only assets	353,544	490	354,034
Servicing assets	165,332	—	165,332
Reserve accounts	20,071	4,658	24,729

Total	$538,947	$5,148	$544,095

Residential mortgage loan prepayments continued at a high level during the quarter primarily as a result of the continued flattened “yield curve,” that is, a narrow difference between short term interest rates, which determine the interest rates on the adjustable rate mortgages generated by the Bank, and long term interest rates, which determine the interest rates on mortgages with interest rates fixed for longer periods. Historical experience has shown that prepayment speeds on variable rate loans are generally correlated to the steepness of the yield curve. The steeper the yield curve, the less likely the loan will prepay. The flatter the curve, the less attractive variable rate loans are to consumers, and prepayments tend to increase. In addition, as prepayment penalty periods expire, borrowers are more likely to prepay their loans.

The following tables show the changes in the Bank’s servicing assets and interest-only assets for each of the periods shown:

Servicing Assets Activity

(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Beginning balance	$202,688	$181,940	$201,156	$164,764
Additions	22,225	21,212	40,395	51,223
Amortization	(19,864)	(14,305)	(36,502)	(26,897)
Charge-offs	—	—	—	(243)

Ending balance	205,049	188,847	205,049	188,847
Valuation allowance	(39,118)	(13,926)	(39,118)	(13,926)

Carrying value	$165,931	$174,921	$165,931	$174,921

Activity in the valuation allowance for servicing assets is summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Beginning balance	$37,356	$17,073	$36,564	$16,909
Additions (reductions) charged to loan expenses	1,762	(3,147)	2,554	(2,740)
Charge-offs	—	—	—	(243)

Ending balance	$39,118	$13,926	$39,118	$13,926

The carrying value of the Bank’s servicing assets increased by $0.6 million during the current quarter as a result of the capitalization of $22.2 million of servicing rights related to $1.3 billion of mortgage loans sold where the Bank retained the servicing rights, which was partially offset by $19.9 million of amortization expenses related to previously capitalized servicing rights and $1.8 million addition to the valuation allowance. The Bank did not purchase or sell any bulk servicing rights during the current quarter.

Interest-Only Assets Activity

(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Beginning balance	$354,034	$341,591	$348,227	$287,840
Additions	53,352	59,537	106,904	144,980
Accretion	7,167	7,088	13,971	13,061
Cash received	(39,224)	(31,736)	(78,058)	(58,028)
Fair value adjustments	(53,153)	(10,536)	(68,868)	(21,909)

Ending balance	$322,176	$365,944	$322,176	$365,944

The Bank’s interest-only assets represent a constant rate on each loan which is fixed for the life of the transaction. The carrying value of the Bank’s interest-only assets decreased by $31.9 million during the current quarter primarily as a result of a $53.2 million decrease in the fair value of the interest-only assets. The significant decrease in the fair value of the interest-only assets in the current quarter reflects additional write-downs taken by management based on sustained higher actual and estimated future prepayments. The decrease in fair value resulting from these factors was partially offset by capitalization of $53.4 million of interest-only assets related to $1.0 billion of mortgage loans sold where the Bank retained such interest-only assets.

Key assumptions and the sensitivity of the current fair value of single-family residential retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Carrying value (1) (fair value)	$346,088	$375,710
Expected weighted-average life (2) (in years)	2.2	2.7
Prepayment Speed assumption (2)(3) (annual rate)
First twelve months	40.62%	31.76%
Next twelve months	27.80%	27.56%
Thereafter	26.02%	23.40%
Impact on fair value of 10% adverse change	$(35,562)	$(30,903)
Impact on fair value of 20% adverse change	$(66,943)	$(58,024)
Residual cash flow discount rate (annual)	8.50%	8.50%
Impact on fair value of 10% adverse change	$(6,906)	$(7,629)
Impact on fair value of 20% adverse change	$(13,573)	$(14,965)

(1)	March 31, 2006 includes interest-only assets of $322,176 and reserve accounts of $23,912. December 31, 2005 includes interest-only assets of $354,034 and reserve accounts of $21,676.

(2)	Expected weighted average life and prepayment speed assumptions are based on the life of the securitization.

(3)	Represents Constant Prepayment Rate. Certain loans may require the payment of a fee if the borrower prepays the loan during the period up to three years after origination. The Bank uses a lower prepayment assumption during these periods.

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

Commitments and Contingencies. The Bank is obligated under recourse provisions related to the servicing of certain residential mortgage loans. At March 31, 2006 and December 31, 2005, recourse to the Bank under these arrangements totaled $3.5 million and $3.9 million, respectively.

There were no material commitments for capital expenditures at March 31, 2006.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

REAL ESTATE

The Real Estate Trust recorded operating income from continuing operations of $1.0 million in the quarter ended March 31, 2006 (the “2006 quarter”) compared to an operating loss from continuing operations of $2.3 million in the quarter ended March 31, 2005 (the “2005 quarter”). The changes reflect improved operating results in the hotel and office and industrial portfolios, higher equity earnings from unconsolidated entities, decreased interest and amortization of debt expense and the gain recognized on a land condemnation partially offset by increased depreciation and advisory and management fees.

Income after direct operating expenses from hotels, which excludes two hotels which were sold during the current fiscal year, increased $2.0 million, or 20.9%, in the 2006 quarter from the level achieved in the 2005 quarter. Total revenue increased $4.4 million, or 18.2%, as the average room rate, exclusive of the hotel purchased in March 2006, for the hotel properties increased $14.62, or 12.6% which offset a slight decrease in the occupancy percentage from 67.3% in the 2005 quarter to 66.4% in the 2006 quarter. This increase in average room rate while maintaining occupancy levels reflects the strong demand at the Real Estate Trust’s hotel properties, particularly the Northern Virginia and Florida properties. Room sales for the 2006 quarter increased $3.6 million, or 18.1%, from the 2005 quarter, while food, beverage and other sales increased $753,000, or 18.8%. The hotel purchased on November 1, 2005 contributed approximately $1.0 million to the increase in overall revenue. The hotel purchased on March 24, 2006 contributed approximately $500,000 to the increase in overall revenue. This hotel type is distinctly different from the other hotels in the portfolio and accordingly its operating results are not included in the occupancy or the average room rate statistics above. Direct operating expenses increased $2.4 million, or 16.4%, reflecting increased operating costs, such as payroll costs, utility costs, hotel franchise and marketing costs and other operating costs associated with the increased hotel revenue.

Income after direct operating expenses from office and industrial properties increased $241,000, or 3.6%, in the 2006 quarter compared to the 2005 quarter. Total revenue increased $358,000, or 3.6%, in the 2006 quarter. Occupancy levels have increased slightly in the 2006 quarter from 91.6% at March 31, 2005 to 92.8% at March 31, 2006. Increased revenue generated by the Real Estate Trust’s metropolitan Washington, D.C. portfolio offset slightly lower revenue generated from its other office and industrial properties. In addition the Real Estate Trust acquired an approximately 12,000 square foot office building on May 25, 2005 which contributed revenue of $101,000 to the 2006 quarter. Direct operating expenses increased $117,000, or 3.7%, due to higher repair and maintenance and property taxes.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $190,000, or 51.4%, principally due to higher interest income in the period reflecting increased interest rates on invested cash balances in the 2006 quarter and the receipt of approximately $120,000 from the Virginia Department of Transportation as an initial payment for the granting of various easements relating to a land parcel in Northern Virginia.

Land parcels and other expense increased $39,000, or 14.9%, in the 2006 quarter when compared to the 2005 quarter as a result of increased operating expenses at the Real Estate Trust’s other real estate properties, including the land parcels purchased in fiscal 2005.

Interest and amortization of debt expense decreased $379,000 in the 2006 quarter when compared to the 2005 quarter. The decrease is due to reduced mortgage interest expense, as a result of the December 2, 2005 refinancing, increased capitalized interest and lower unsecured note interest which offset additional line of credit interest. The average balance of outstanding borrowings increased to $624.5 million in the 2006 quarter from $609.4 million in the 2005 quarter, reflecting higher line of credit and the unsecured bridge loan borrowing which offset lower mortgage and unsecured note balances. The average cost of borrowings decreased from 7.86% in the 2005 quarter to 7.41% in the 2006 quarter.

Depreciation expense increased $157,000, or 3.4%, reflecting recent acquisitions and capital improvements in both the hotel and office and industrial portfolios that have been placed in service during fiscal 2006 and the prior two fiscal years.

Advisory, management and leasing fees paid to related parties increased $529,000, or 16.0%, in the 2006 quarter when compared to the 2005 quarter. The advisory fee in the 2006 quarter increased $276,000 over the 2005 quarter due to a contractual increase in the monthly payments. The remainder of the increase, totaling $253,000, was due mainly to higher hotel management fees reflecting the 18.2% increase in hotel revenue.

General and administrative expense decreased $442,000, or 40.9%, in the 2006 quarter compared to the 2005 quarter. The decrease is due mainly to lower write-offs of acquisition and development costs for projects that the Real Estate Trust has determined not to pursue in the 2006 quarter when compared to the 2005 quarter.

Equity in earnings of unconsolidated entities reflected net earnings of $2.5 million in the 2006 quarter as compared to $2.0 million in the 2005 quarter, an increase of $427,000, or 21.0%. Earnings from Saul Holdings Partnership and Saul Centers were higher by $449,000 in the 2006 quarter primarily due to increases in operating income generated as a result of the acquisition, development and redevelopment activity of those entities. Losses from other investments totaled $74,000 in the 2006 quarter compared to $52,000 in the 2005 quarter. These losses are a result of a write-down of a non-public investment accounted for under the equity method.

In February 2006, the Real Estate Trust was notified that a 3.71 acre parcel of land had been condemned by the Virginia Department of Transportation. Proceeds of approximately $708,000 were placed in escrow and were immediately available to the Real Estate Trust. An initial gain of $416,000 was recorded in the quarter ended March 31, 2006.

Income from operations of discontinued real estate assets totaled $2.9 million in the 2006 quarter. During fiscal 2005, the Real Estate Trust determined that it would sell two of its hotel properties. The sale of one of these properties closed on December 16, 2005 and the sale of the second property closed on January 19, 2006. Net operating results for these two hotels for the 2006 quarter includes a gain on sale of approximately $2.2 million, and a loss from operations of discontinued real estate assets of $2.2 million. Included in the loss from operations is $1.8 million of costs associated with the defeasance of a mortgage which secured one of the hotel properties. Also included in income from operations of discontinued real estate assets in the 2006 quarter is a gain on the sale of one of the Real Estate Trust’s other real estate assets of approximately $2.9 million and income from operations of the other real estate asset of approximately $16,000. This asset was sold on February 23, 2006.

Income from operations of discontinued real estate assets totaled $227,000 for the 2005 quarter. Included in the loss from operations for the 2005 period is an operating loss of approximately $724,000 for the two hotels referenced above. Also included is an additional loss of $29,000 from the hotel sold in fiscal 2004 which reflects the difference between the actual loss on the sale of the hotel property and the estimated loss recorded in fiscal 2004. In addition, the 2005 quarter includes an approximately $900,000 gain on sale and $7,000 operating loss from an other real estate asset sold in January 2005 and operating income of approximately $81,000 from the other real estate asset which was sold in February 2006.

BANKING

Overview. The Bank recorded operating income of $8.0 million for the three months ended March 31, 2006 (the “2006 quarter”), compared to operating income of $70.8 million for the three months ended March 31, 2005 (the “2005 quarter”). The significant decrease in operating income reflects decreases in servicing, securitization and mortgage banking income and automobile rental income, as well as increases in servicing assets amortization and other loan expenses and salaries and employee benefits. An increase in net interest income and a decrease in depreciation and amortization partially offset the decreased income. Primarily as a result of higher residential mortgage loan prepayments, and anticipation that prepayment levels will remain high in the short-term as a result of the relatively small differential between short- and long-term interest rates, the Bank increased its prepayment speed assumptions and reduced the carrying value of its interest-only strips receivable and servicing assets which are included on the Condensed Consolidated Statement of Operations in servicing, securitization and mortgage banking income and servicing assets amortization and other loan expenses, respectively.

Net Interest Income. Net interest income, before the provision for loan losses, increased $17.5 million (or 19.6%) in the 2006 quarter. The Bank recorded $0.1 million of interest income on non-accrual and restructured loans during the 2006 quarter. The Bank would have recorded additional interest income of $0.3 million during the 2006 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Three Months Ended March 31,
	2006			2005
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$11,526,000	$169,626	5.89%	$10,721,782	$125,224	4.67%
Mortgage-backed securities	822,399	8,944	4.35	507,460	5,480	4.32
Securities purchased under agreements to resell	85,556	956	4.47	94,065	573	2.44
Trading securities	6,595	94	5.70	3,327	48	5.77
Investment securities	200,866	1,758	3.50	200,586	1,309	2.61
Other interest-earning assets	219,354	3,574	6.52	217,611	2,068	3.80

Total	12,860,770	184,952	5.75	11,744,831	134,702	4.59

Noninterest-earning assets:
Cash	375,408			331,184
Real estate held for investment or sale	20,735			21,822
Property and equipment, net	551,333			507,979
Automobiles subject to lease, net	129,631			317,200
Goodwill and other intangible assets, net	39,573			23,974
Other assets	697,513			683,847

Total assets	$14,674,963			$13,630,837

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,398,720	1,539	0.26	$2,299,618	1,231	0.21
Savings deposits	1,088,483	1,240	0.46	1,210,514	834	0.28
Time deposits	2,838,871	26,633	3.75	1,924,001	11,040	2.30
Money market deposits	2,506,060	13,174	2.10	2,450,365	7,715	1.26

Total deposits	8,832,134	42,586	1.93	7,884,498	20,820	1.06
Borrowings	3,283,375	35,443	4.32	3,250,650	24,474	3.01

Total liabilities	12,115,509	78,029	2.58	11,135,148	45,294	1.63

Noninterest-bearing items:
Noninterest-bearing deposits	1,397,255			1,326,643
Other liabilities	240,170			256,150
Minority interest	175,391			175,391
Stockholders’ equity	746,638			737,505

Total liabilities and stockholders’ equity	$14,674,963			$13,630,837

Net interest income		$106,923			$89,408

Net interest spread (2)			3.18%			2.96%

Net yield on interest-earning assets (3)			3.33%			3.05%

Interest-earning assets to interest-bearing liabilities			106.15%			105.48%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.

(2)	Equals the weighted average yield on total interest-earning assets minus the weighted average rate on total interest-bearing liabilities.

(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005 Increase (Decrease) Due to Change in
	Volume (1)	Rate (1)	Total Change
Interest income:
Loans (2)	$9,940	$34,462	$44,402
Mortgage-backed securities	3,425	39	3,464
Securities purchased under agreements to resell	(337)	720	383
Trading securities	50	(4)	46
Investment securities	2	447	449
Other interest-earning assets	17	1,489	1,506

Total interest income	13,097	37,153	50,250

Interest expense:
Deposit accounts	2,765	19,001	21,766
Borrowings	249	10,720	10,969

Total interest expense	3,014	29,721	32,735

Increase in net interest income	$10,083	$7,432	$17,515

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.

(2)	Includes loans held for sale and/or securitization.

Interest income in the 2006 quarter increased $50.3 million (or 37.3%) from the 2005 quarter primarily as a result of higher average yields on and, to a lesser extent, higher average balances of, loans receivable. Also contributing to the increased income was an increase in interest income on mortgage-backed securities and other investments caused by higher average balances.

The Bank’s net interest spread increased to 3.18% in the 2006 quarter from 2.96% in the 2005 quarter. The 22 basis point increase was primarily the result of a 122 basis point increase in the average yield on loans which was partially offset by a 95 basis point increase in the cost of deposits and borrowings. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 106.2% for the 2006 quarter compared to 105.5% for the 2005 quarter.

Interest income on loans, the largest category of interest-earning assets, increased to $169.6 million for the 2006 quarter from $125.2 million for the 2005 quarter, an increase of 35.5%, primarily because of higher average yields on loans receivable. The average yield on the loan portfolio increased to 5.89% from 4.67% from the 2005 quarter, reflecting increases in the various indices on which interest rates of adjustable rate loans are based. Interest income on residential mortgage loans increased $31.5 million due to a $734.1 million increase in average balances as well as a 116 basis point increase in the average yield (to 5.49% from 4.33%) during the 2005 quarter. Higher average yields on home equity loans resulted in a $7.0 million (or 31.8%) increase in interest income on those loans. Higher average balances of and average yields on Commercial loans and Residential Construction loans resulted in a $4.5 million (or 36.3%) and a $4.1 million (or 108.9%) increase in interest income on those loans, respectively. Lower average yields on and lower average balances of automobile loans resulted in a $2.4 million (or 58.2%) decrease in interest income on those loans.

Interest income on mortgage-backed securities increased $3.5 million (or 63.2%) due to a $314.9 million increase in average balances and a slight increase in the average yields on those securities to 4.35% from 4.32%.

Interest expense on deposits increased $21.8 million (or 104.5%) during the 2006 quarter. The increase resulted primarily from a 87 basis point increase in the average rate on deposits (to 1.93% from 1.06%) due to increased rates paid by the Bank in response to higher market interest rates. A $947.6 million increase in average deposit balances also contributed to the increase in interest expense.

Interest expense on borrowings increased $11.0 million (or 44.8%) in the 2006 quarter compared to the 2005 quarter. Interest expense on advances from the FHLB of Atlanta increased $8.0 million (or 40.0%) due primarily to higher average rates paid on the advances which were partially offset by lower average balances. Interest expense on other borrowings increased $2.4 million (or 351.9%) due to higher average balances and higher average rates paid on those borrowings.

Provision for Loan Losses. During the 2006 quarter, the Bank recorded a credit for loan losses of $1.2 million, compared to a credit for loan losses of $4.1 million in the 2005 quarter. Management’s prior decisions to discontinue subprime automobile lending and indirect consumer lending, and focus more on residential mortgages, have improved the overall credit quality of the Bank’s loan portfolio. As the balances of automobile loans continue to decline, charge-offs and delinquencies also have been declining. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income decreased to $69.9 million in the 2006 quarter from $125.4 million in the 2005 quarter. The $55.5 million (or 44.3%) decrease was primarily attributable to decreases in servicing, securitization and mortgage banking income and automobile rental income. Those decreases were partially offset by an increase in other income.

Servicing, securitization and mortgage banking income decreased to $9.5 million in the 2006 quarter, from $58.8 million in the 2005 quarter, an 83.8% decrease. During the 2006 quarter, the Bank securitized and/or sold $1.3 billion of loans and recognized gains of $30.0 million. During the quarter ended March 31, 2005, the Bank securitized and/or sold $1.3 billion and recognized gains of $44.8 million. As a result of higher actual and estimated future prepayments of mortgage loans, the Bank recorded a fair value write-down of $53.2 million during the current quarter compared to an $11.1 million write-down in the prior corresponding quarter. Partially offsetting this decrease was an increase in fees related to the prepayments of certain residential mortgage loans.

Automobile rental income decreased to $10.1 million in the 2006 quarter from $22.3 million in the prior corresponding quarter, a 54.9% decrease. The $12.2 million decrease resulted primarily from a $187.6 million (or 59.1%) decrease in average outstanding leases as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Other income increased to $16.7 million in the 2006 quarter from $12.5 million in the 2005 quarter, a 33.8% increase. The $4.2 million increase in the 2006 quarter was primarily due to increased fee income from asset management services, of which $2.9 million was a non-recurring fee.

Operating Expenses. Operating expenses during the 2006 quarter increased $22.0 million (or 14.9%) from the 2005 quarter. The increase was largely due to increases in salaries and employee benefits and servicing assets amortization and other loan expenses, which were partially offset by a reduction in depreciation and amortization.

Salaries and employee benefits increased $14.3 million (or 21.9%) in the 2006 quarter due primarily to the increased number of retail branches and the increased number of hours those branches are open.

Servicing assets amortization and other loan expenses increased to $25.6 million in the 2006 quarter from $14.7 million in the 2005 quarter. The increase resulted primarily from an increase in servicing assets amortization to $19.9 million for the 2006 quarter compared to $14.3 million for the 2005 quarter.

Depreciation and amortization expense decreased $9.3 million (or 33.4%) in the current quarter. Depreciation expense related to automobiles subject to lease decreased $10.1 million, to $7.0 million for the 2006 quarter, due to lower levels of outstanding leases resulting from the Bank’s prior decision to discontinue origination of automobile leases.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2006 COMPARED TO SIX MONTHS ENDED MARCH 31, 2005

REAL ESTATE

The Real Estate Trust recorded an operating loss from continuing operations of $1.5 million in the six months ended March 31, 2006 (the “2006 period”) compared to an operating loss from continuing operations of $6.2 million in the six months ended March 31, 2005 (the “2005 period”). The changes reflect improved operating results in the hotel and office and industrial portfolios, other real estate income, higher equity earnings from unconsolidated entities and the gain recognized on a land condemnation partially offset by increased depreciation, and advisory, management and leasing fees.

Income after direct operating expenses from hotels, which excludes two hotels which were sold during the current fiscal year, increased $3.7 million, or 21.2%, in the 2006 period from the level achieved in the 2005 period. Total revenue increased $7.7 million, or 16.9%, as the average room rate, exclusive of the hotel purchased in March 2006, for the hotel properties increased $15.51, or 14.2% which offset a slight decrease in the occupancy percentage from 66.4% in the 2005 period to 65.1% in the 2006 period. This increase in average room rate while maintaining occupancy levels reflects the strong demand at the Real Estate Trust’s hotel properties, particularly the Northern Virginia and Florida properties. Room sales for the 2006 period increased $6.5 million, or 17.4%, from the 2005 period, while food, beverage and other sales increased $1.2 million, or 14.3%. The hotel purchased on November 1, 2005 contributed approximately $1.6 million to the increase in overall revenue. The hotel purchased on March 24, 2006 contributed approximately $500,000 to the increase in overall revenue. This hotel type is distinctly different from the other hotels in the portfolio and accordingly its operating results are not included in the occupancy or the average room rate statistics above. Direct operating expenses increased $4.0 million, or 14.2%, reflecting increased operating costs, such as payroll costs, utility costs, hotel franchise and marketing costs and other operating costs associated with the increased hotel revenue.

Income after direct operating expenses from office and industrial properties increased $554,000, or 4.1%, in the 2006 period compared to the 2005 period. Total revenue increased $906,000, or 4.7%, in the 2006 period. Occupancy levels have increased slightly in the 2006 period from 91.6% at March 31, 2005 to 92.8% at March 31, 2006. Increased revenue generated by the Real Estate Trust’s metropolitan Washington, D.C. portfolio offset slightly lower revenue generated from its other office and industrial properties. In addition the Real Estate Trust acquired an approximately 12,000 square foot office building on May 25, 2005 which contributed revenue of $225,000 to the 2006 period. Direct operating expenses increased $352,000, or 5.8%, due to higher repair and maintenance and property taxes.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $292,000, or 48.1%, principally due to higher interest income in the period reflecting increased interest rates on invested cash balances in the 2006 period and the receipt of approximately $120,000 from the Virginia Department of Transportation as an initial payment for the granting of various easements relating to a land parcel in Northern Virginia.

Land parcels and other expense increased $105,000, or 20.8%, in the 2006 period when compared to the 2005 period as a result of increased operating expenses at the Real Estate Trust’s other real estate properties, including the land parcels purchased in fiscal 2005.

Interest and amortization of debt expense increased $170,000 in the 2006 period when compared to the 2005 period. Included in the 2006 period is a write-off of unamortized debt costs of $106,000 associated with the early pay-off of a mortgage that had secured six operating properties and a defeasance premium of $829,000 associated with the payoff of the mortgage assumed by the Real Estate Trust with the November 1, 2005 hotel property purchase. These one-time charges were partially offset by a decrease in other interest expense of approximately $765,000 due to reduced mortgage interest expense, as a result of the December 2, 2005 refinancing, increased capitalized interest and lower unsecured note interest which offset additional line of credit interest. The average balance of outstanding borrowings increased to $614.0 million in the 2006 period from $612.4 million in the 2005 period, reflecting higher line of credit and the unsecured bridge loan borrowing which offset lower mortgage and unsecured note balances. The average cost of borrowings decreased from 7.86% in the 2005 period to 7.62% in the 2006 period.

Depreciation expense increased $356,000, or 3.8%, reflecting recent acquisitions and capital improvements in both the hotel and office and industrial portfolios that have been placed in service during the 2006 period and the prior two fiscal years.

Advisory, management and leasing fees paid to related parties increased $784,000, or 12.0%, in the 2006 period when compared to the 2005 period. The advisory fee in the 2006 period increased $324,000 over the 2005 period due to a contractual increase in the monthly payments. The remainder of the increase, totaling $460,000, was due mainly to higher hotel management fees reflecting the 16.9% increase in hotel revenue.

General and administrative expense decreased $73,000, or 4.5%, in the 2006 period compared to the 2005 period. The decrease is due mainly to lower write-offs of acquisition and development costs for projects that the Real Estate Trust has determined not to pursue in the 2006 period when compared to the 2005 period.

Equity in earnings of unconsolidated entities reflected net earnings of $4.9 million in the 2006 period as compared to $3.8 million in the 2005 period, an increase of $1.1, or 29.8%. Earnings from Saul Holdings Partnership and Saul Centers were higher by $1.1 million in the 2006 period primarily due to increases in operating income generated as a result of the acquisition, development and redevelopment activity of those entities. Losses from other investments totaled $240,000 in the 2006 period compared to $279,000 in the 2005 period. These losses are a result of a write-down of a non-public investment accounted for under the equity method.

In February 2006, the Real Estate Trust was notified that a 3.71 acre parcel of land had been condemned by the Virginia Department of Transportation. Proceeds of approximately $708,000 were placed in escrow and were immediately available to the Real Estate Trust. An initial gain of $416,000 was recorded in the quarter ended March 31, 2006.

Income from operations of discontinued real estate assets totaled $4.2 million in the 2006 period. During fiscal 2005, the Real Estate Trust determined that it would sell two of its hotel properties. The sale of one of these properties closed on December 16, 2005 and the sale of the second property closed on January 19, 2006. Net operating results for these two hotels for the 2006 period produced income from operations of discontinued real estate assets of approximately $1.3 million for the 2006 period, which includes a combined gain on sale of approximately $3.4 million, and a loss from operations of discontinued real estate assets of $2.1 million. Included in the loss from operations is $1.8 million of costs associated with the defeasance of a mortgage which secured one of the hotel properties. Also included in income from operations of discontinued real estate assets in the 2006 period is a gain on the sale of one of the Real Estate Trust’s other real estate assets of $2.9 million and income from operations of the other real estate asset of approximately $47,000. This asset was sold on February 23, 2006.

Loss from operations of discontinued real estate assets totaled $1.9 million for the 2005 period. Included in the loss from operations for the 2005 period is an operating loss of $1.2 million for the two hotels referenced above and an operating loss of $1.8 million for a hotel that was sold in December 2004. Included in the $1.8 million operating loss is $1.6 million of costs associated with the defeasance of the mortgage which the hotel property secured, including a $1.5 million prepayment premium and an additional loss of $17,000 which reflects the difference between the actual loss on the sale of the hotel property and the estimated loss recorded in fiscal 2004. Also included in the 2005 period net loss is operating income of approximately $160,000 associated with the other real estate property sold in February 2006 and an approximately $900,000 gain on sale and $11,000 operating income from an other real estate asset sold in January 2005.

BANKING

Overview. The Bank recorded operating income of $63.6 million for the six months ended March 31, 2006 (the “2006 period”), compared to operating income of $140.6 million and for the six months ended March 31, 2005 (the “2005 period”). The significant decrease in operating income reflects decreases in servicing, securitization and mortgage banking income and automobile rental income, as well as increases in servicing assets amortization and other loan expenses and salaries and employee benefits. An increase in net interest income and a decrease in depreciation and amortization partially offset the decreased income. Primarily as a result of higher residential mortgage loan prepayments, and anticipation that prepayment levels will remain high in the short-term as a result of the relatively small differential between short- and long-term interest rates, the Bank increased its prepayment speed assumptions and reduced the carrying value of its interest-only strips receivable and servicing assets which are included on the Condensed Consolidated Statement of Operations in servicing, securitization and mortgage banking income and servicing assets amortization and other loan expenses, respectively.

Net Interest Income. Net interest income, before the provision for loan losses, increased $33.9 million (or 19.6%) in the 2006 period. The Bank recorded $0.2 million of interest income on non-accrual and restructured loans during the 2006 period. The Bank would have recorded additional interest income of $0.6 million during the 2006 period if non-accrual assets and restructured loans had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

	Six Months Ended March 31,
	2006			2005
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$11,383,398	$325,582	5.72%	$10,774,984	$243,499	4.52%
Mortgage-backed securities	828,319	17,794	4.30	449,593	10,055	4.47
Federal funds sold and securities purchased under agreements to resell	81,264	1,736	4.27	84,153	938	2.23
Trading securities	6,220	223	7.17	6,852	188	5.49
Investment securities	201,952	3,418	3.38	164,727	2,098	2.55
Other interest-earning assets	217,252	5,595	5.15	224,716	3,929	3.50

Total	12,718,405	354,348	5.57	11,705,025	260,707	4.45

Noninterest-earning assets:
Cash	382,852			327,222
Real estate held for investment or sale	19,823			21,583
Property and equipment, net	545,346			504,082
Automobiles subject to lease, net	147,632			353,518
Goodwill and other intangible assets, net	38,325			23,995
Other assets	713,205			646,190

Total assets	$14,565,588			$13,581,615

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,384,153	2,882	0.24	$2,265,876	2,432	0.21
Savings deposits	1,108,774	2,051	0.37	1,212,207	1,688	0.28
Time deposits	2,671,263	48,427	3.63	1,896,489	21,214	2.24
Money market deposits	2,520,699	24,966	1.98	2,419,234	13,858	1.15

Total deposits	8,684,889	78,326	1.80	7,793,806	39,192	1.01
Borrowings	3,282,992	68,924	4.20	3,305,156	48,318	2.92

Total liabilities	11,967,881	147,250	2.46	11,098,962	87,510	1.58

Noninterest-bearing items:
Noninterest-bearing deposits	1,411,549			1,312,547
Other liabilities	259,698			271,034
Minority interest	175,391			175,391
Stockholders’ equity	751,069			723,681

Total liabilities and stockholders’ equity	$14,565,588			$13,581,615

Net interest income		$207,098			$173,197

Net interest spread (2)			3.11%			2.87%

Net yield on interest-earning assets (3)			3.26%			2.96%

Interest-earning assets to interest-bearing liabilities			106.27%			105.46%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.

(2)	Equals the weighted average yield on total interest-earning assets minus the weighted average rate on total interest-bearing liabilities.

(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

The following table presents certain information regarding changes in interest income and interest expense of the Bank during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes in volume (change in volume multiplied by old rate);

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005 Increase (Decrease) Due to Change in (1)
	Volume	Rate	Total Change
Interest income:
Loans (2)	$14,390	$67,693	$82,083
Mortgage-backed securities	8,909	(1,170)	7,739
Federal funds sold and securities purchased under agreements to resell	(95)	893	798
Trading securities	(45)	80	35
Investment securities	538	782	1,320
Other interest-earning assets	(378)	2,044	1,666

Total interest income	23,319	70,322	93,641

Interest expense:
Deposit accounts	4,929	34,205	39,134
Borrowings	(964)	21,570	20,606

Total interest expense	3,965	55,775	59,740

Increase (decrease) in net interest income	$19,354	$14,547	$33,901

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.

(2)	Includes loans held for sale and/or securitization. changes in rate (change in rate multiplied by old volume); and changes in rate and volume.

Interest income in the 2006 period increased $93.6 million (or 35.9%) from the 2005 period primarily as a result of higher average yields on and, to a lesser extent, higher average balances of, loans receivable. Also contributing to the increased interest income was an increase in interest income on mortgage-backed securities caused by higher average balances.

The Bank’s net interest spread increased to 3.11% in the 2006 period from 2.87% in the 2005 period. The 24 basis point increase was primarily the result of a 120 basis point increase in the average yield on loans which was partially offset by an 88 basis point increase in the cost of deposits and borrowings. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 106.3% for the 2006 period compared to 105.5% for the 2005 period.

Interest income on loans, the largest category of interest-earning assets, increased to $325.6 million for the 2006 period from $243.5 million for the 2005 period because of higher average balances and average yields of loans receivable. The average yield on the loan portfolio increased to 5.72% from 4.52% from the 2005 period, reflecting increases in the various indices on which interest rates of adjustable rate loans are based. Interest income on residential mortgage loans increased $56.9 million due to $533.0 million of higher average balances as well as a 114 basis point increase in the average yield (to 5.31% from 4.17%) during the 2006 period. Also contributing to the increased interest income on loans were higher average yields of home equity loans, which resulted in a $14.1 million (or 33.3%) increase in interest income on those loans. Higher average balances of and higher average yields on Commercial loans and Residential Construction loans resulted in a $9.1 (or 38.0%) and a $7.7 million (or 108.9%) increase in interest income on those loans, respectively. Lower average yields and lower average balances of automobile loans resulted in a $5.0 million (or 55.8%) decrease in interest income on those loans.

Interest income on mortgage-backed securities increased $7.7 million (or 77.0%) primarily due to an increase in the average balance of those securities, partially offset by a decrease in the average interest yields on those securities to 4.30% from 4.47%.

Interest expense on deposits increased $39.1 million (or 99.9%) during the 2006 period. The increase resulted primarily from a 79 basis point increase in the average rate on deposits (to 1.80% from 1.01%) due to increased rates paid by the Bank in response to higher market interest rates. An $891.1 million increase in average deposit balances also contributed to the increase in interest expense.

Interest expense on borrowings decreased $20.6 million (or 42.6%) in the 2006 period compared to the 2005 period. Interest expense on advances from the FHLB of Atlanta increased $12.7 million (or 31.6%) due primarily to higher average rates paid on the advances which was partially offset by lower average balances. Higher average balances of and higher average rates paid on other borrowings increased interest expense by $4.5 million on those borrowings.

Provision for Loan Losses. During the 2006 period, the Bank recorded a credit for loan losses of $1.8 million, compared to a credit for loan losses of $4.5 million in the 2005 period. Management’s prior decisions to discontinue subprime automobile lending and indirect consumer lending, and focus more on residential mortgages, have improved the overall credit quality of the Bank’s loan portfolio. As the balances of automobile loans continue to decline, charge-offs and delinquencies also have been declining. The combination of these factors contributed to the Bank’s decision to reduce the provision for loan losses. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income decreased to $182.5 million in the 2006 period from $259.0 million in the 2005 period. The $76.5 million (or 29.6%) decrease was primarily attributable to decreases in servicing, securitization and mortgage banking income and automobile rental income. Those decreases were partially offset by an increase in other income.

Servicing, securitization and mortgage banking income decreased to $61.2 million in the 2006 period, from $123.8 million in the 2005 period, a 50.6% decrease. During the 2006 period, the Bank securitized and/or sold $2.5 billion of loans and recognized gains of $61.0 million. During the 2005 period the Bank securitized and/or sold $3.2 billion of loans and recognized gains of $101.4 million. As a result of higher actual and estimated future prepayments of mortgage loans, the Bank recorded a fair value write-down of $65.5 million during the current period compared to a $22.7 million write-down in the prior corresponding period. Partially offsetting this decrease was an increase in fees related to the prepayments of certain residential mortgage loans.

Automobile rental income decreased to $22.6 million in the 2006 period from $47.6 million in the prior corresponding period. The $25.0 million decrease resulted primarily from a $205.9 million (or 58.2%) decrease in average outstanding leases as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Other income increased to $29.6 million in the 2006 period from $21.8 million in the 2005 period. The $7.8 million (or 35.8%) increase was primarily due to increased fee income from asset management services.

Operating Expenses. Operating expenses during the 2006 period increased $31.7 million from the 2005 period. The increase was largely due to increases in salaries and employee benefits and servicing assets amortization and other loan expenses, which were partially offset by a reduction in depreciation and amortization.

Salaries and employee benefits increased $22.2 million (or 17.2%) in the 2006 period due primarily to the increased number of retail branches and the increased number of hours those branches are open.

Servicing assets amortization and other loan expenses increased to $47.8 million in the 2006 period from $30.2 million in the 2005 period. The increase resulted primarily from an increase in servicing assets amortization to $36.5 million for the 2006 period compared to $26.9 million for the 2005 period.

Depreciation and amortization expense decreased $19.5 million (or 33.7%) in the current quarter. Depreciation expense related to automobiles subject to lease decreased $21.0 million, to $15.8 million for the 2006 period, due to lower levels of outstanding leases resulting from the Bank’s prior decision to discontinue origination of those leases.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.	CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures that are designated to provide reasonable assurance that information required to be disclosed in the Trust’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of March 31, 2006. Based on the foregoing, the Company’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2006.

During the three months ended March 31, 2006 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II

Item 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K are set forth below.

EXHIBITS

EXHIBITS	DESCRIPTION

3.	ORGANIZATIONAL DOCUMENTS

(a)	Second Amended and Restated Declaration of Trust filed with the Maryland State Department of Assessments and Taxation on May 23, 2002 as Exhibit 3(a) to Registration Statement 333-70753 is hereby incorporated by reference.

(b)	Second Amended and Restated By-Laws of the Trust dated as of May 23, 2002 as Exhibit 3(b) to Registration Statement 333-70753 is hereby incorporated by reference.

4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

(a)	Indenture, dated as of February 25, 2004, by and between the Trust and Wells Fargo Bank, National Association, as Trustee, with respect to the Trust’s 7 1/2% Senior Secured Notes due 2014 and 7 1/2% Series B Senior Secured Notes due 2014, including Form of Note, as filed as Exhibit 4 (a) to Registration Statement 333-113640 is hereby incorporated by reference.

(b)	Indenture, dated as of April 14, 2003, between the Trust and U.S. Bank National Association, as Trustee, with respect to the Trust’s Unsecured Notes Due for One Year to Ten Years from Date of Issue, as filed as Exhibit 4(a) to Registration Statement 333-104068 is hereby incorporated by reference.

(c)	Indenture dated as of September 1, 1992 with respect to the Trust’s Notes due from One to Ten Years from Date of Issue filed as Exhibit 4(a) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(d)	First Supplemental Indenture dated as of January 16, 1997 with respect to the Trust’s Notes due from One to Ten years from Date of Issue filed as Exhibit 4(b) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(e)	Second Supplemental Indenture dated as of January 13, 1999 with respect to the Trust’s Notes due from One to Ten Years from Date of Issuance as filed as Exhibit 4(l) to Registration Statement No. 333-70753 is hereby incorporated by reference.

10.	MATERIAL CONTRACTS
(a)	Amended and Restated Advisory Contract dated as of October 1, 2005 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, LLC, filed as Exhibit 10(a) to Trust’s September 30 2005 Form 8-K is hereby incorporated by reference.

(b)	Form of Commercial Asset Management and Leasing Agreement between the Trust and B.F. Saul Property Company filed as Exhibit 10(c) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(c)	Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(d)	First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(e)	Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Bank, F.S.B. and certain real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(f)	Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

(g)	Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	First Amendment to Registration Rights and Lock-Up Agreement dated September 29, 1999 by and among Saul Centers, Inc., the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, Franklin Property Company and Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(i)	Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company, Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.

(j)	Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., B.F. Saul Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended March 31, 2000 is hereby incorporated by reference.

(k)	Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

(l)	Amended and Restated Note Administration Fee Agreement dated as of October 1, 2005, between the Trust, B.F. Saul Company and B.F. Saul Advisory Company L.L.C., as filed as Exhibit 10(n) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(m)	Development Agreement dated as of October 1, 2005 between the Trust and B.F. Saul Property Company, as filed as Exhibit 10(o) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(n)	Amendment No. 1 to Amended and Restated Advisory Contract, made as of April 3, 2006 by and among the Trust and B. F. Saul Company, as filed as Exhibit 10(a) to the Trust’s April 3, 2006 Form 8-K is hereby incorporated by reference.

12.	Ratio of Earnings to Fixed Charges (filed herewith).

31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. F. SAUL REAL ESTATE INVESTMENT TRUST
(Registrant)

Date: May 12, 2006	Stephen R. Halpin, Jr.
Stephen R. Halpin, Jr.
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2006	Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)