Form 10-Q
period 2006-06-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2006-08-11
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of August 11, 2006, was 4,807,510.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

B. F. SAUL REAL ESTATE INVESTMENT TRUST

(In thousands, except share and per share amounts)	June 30, 2006	September 30, 2005
	(Unaudited)
ASSETS

Real Estate
Income-producing properties
Hotel	$357,207	$246,144
Office and industrial	198,440	194,643
Other	1,128	1,128

	556,775	441,915
Accumulated depreciation	(193,153)	(182,255)

	363,622	259,660

Land parcels	45,382	48,029
Construction in progress	31,275	—
Real estate held for sale	—	11,168
Investment in Saul Holdings and Saul Centers	82,622	75,323
Cash and cash equivalents	81,540	13,920
Note receivable and accrued interest - related party	13,300	13,100
Other assets	61,891	44,630

Total real estate assets	679,632	465,830

Banking
Cash and other deposits	533,313	507,499
Loans held for securitization and/or sale	744,168	1,718,132
Investment securities (market value $198,761 and $198,769, respectively)	201,228	200,902
Mortgage-backed securities (market value $1,277,440 and $849,764, respectively)	1,314,889	859,808
Loans receivable (net of allowance for losses of $25,000 and $28,640, respectively)	9,807,276	9,303,800
Federal Home Loan Bank stock	103,419	136,093
Property and equipment, net	580,444	534,371
Automobiles subject to lease, net	78,577	185,036
Goodwill and other intangible assets, net	39,351	30,923
Interest-only strips receivable	347,774	348,227
Servicing assets, net	175,236	164,592
Other assets	250,892	255,578

Total banking assets	14,176,567	14,244,961

TOTAL ASSETS	$14,856,199	$14,710,791

LIABILITIES

Real Estate
Mortgage notes payable	$484,715	$278,411
Mortgage notes payable - real estate held for sale	—	15,917
Notes payable - secured	250,000	250,000
Notes payable - unsecured	46,377	57,760
Other liabilities and accrued expenses	34,684	22,180
Deferred tax liability, net	37,161	35,951

Total real estate liabilities	852,937	660,219

Banking
Deposit accounts	10,505,790	9,781,768
Borrowings	436,347	498,914
Federal Home Loan Bank advances	1,742,631	2,468,740
Other liabilities	375,630	399,862
Capital notes - subordinated	175,000	175,000

Total banking liabilities	13,235,398	13,324,284

Commitments and contingencies
Minority interest held by affiliates	129,030	124,932
Minority interest - other	296,013	296,013

TOTAL LIABILITIES	14,513,378	14,405,448

SHAREHOLDERS’ EQUITY

Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized, 6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	286,561	249,083

	386,662	349,184
Less cost of 1,834,088 common shares of beneficial interest in treasury	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	342,821	305,343

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,856,199	$14,710,791

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations (Unaudited)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
REAL ESTATE

Income
Hotels	$40,707	$28,462	$94,184	$74,223
Office and industrial (including $1,369, $1,322, $4,204 and $3,886 of rental income from banking segment, respectively)	9,848	9,969	30,163	29,378
Other	576	401	1,475	1,008

Total income	51,131	38,832	125,822	104,609

Expenses
Direct operating expenses:
Hotels	23,037	15,968	55,506	44,392
Office and industrial properties	3,336	2,798	9,744	8,854
Land parcels and other	258	252	867	759
Interest and amortization of debt expense	13,195	11,557	36,719	34,911
Depreciation	5,260	4,666	14,926	13,977
Advisory, management and leasing fees - related parties	4,235	3,561	11,540	10,082
General and administrative	674	639	2,236	2,271

Total expenses	49,995	39,441	131,538	115,246

Equity in earnings (losses) of unconsolidated entities:
Saul Holdings and Saul Centers	2,680	2,201	7,834	6,265
Other	(263)	(125)	(503)	(404)
Gain on sale of land	—	—	416	—

REAL ESTATE OPERATING INCOME (LOSS)	$3,553	$1,467	$2,031	$(4,776)

BANKING

Interest income
Loans	$170,901	$138,584	$496,483	$382,083
Mortgage-backed securities	11,016	5,691	28,810	15,746
Other	5,849	4,435	16,821	11,588

Total interest income	187,766	148,710	542,114	409,417

Interest expense
Deposit accounts	47,039	25,511	125,365	64,703
Borrowings	35,094	28,960	104,018	77,278

Total interest expense	82,133	54,471	229,383	141,981

Net interest income	105,633	94,239	312,731	267,436
Credit for loan losses	(5,837)	(4,235)	(7,616)	(8,711)

Net interest income after credit for loan losses	111,470	98,474	320,347	276,147

Other income
Deposit servicing fees	37,308	34,529	106,437	100,408
Servicing, securitization and mortgage banking income	57,217	23,396	118,417	147,216
Automobile rental income, net	7,410	19,083	29,986	66,641
Other	13,301	16,493	42,851	38,250

Total other income	115,236	93,501	297,691	352,515

Continued on following page.

Consolidated Statements of Operations (Unaudited) (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
BANKING (Continued)

Operating expenses
Salaries and employee benefits	$79,408	$66,625	$231,042	$196,052
Servicing assets amortization and other loan expenses	25,380	35,919	73,134	66,151
Property and equipment (including $1,369, $1,322, $4,204 and $3,886 of rental expense paid to real estate segment, respectively)	14,293	11,390	41,102	33,555
Marketing	7,778	6,176	17,492	13,455
Data processing	9,486	8,583	29,155	25,789
Depreciation and amortization	15,935	24,006	54,369	81,918
Other	32,347	15,477	66,111	47,330

Total operating expenses	184,627	168,176	512,405	464,250

BANKING OPERATING INCOME	$42,079	$23,799	$105,633	$164,412

TOTAL COMPANY
Income from continuing operations before income taxes and minority interest	$45,632	$25,266	$107,664	$159,636
Income tax provision	13,520	7,188	33,076	55,417

Income from continuing operations before minority interest	32,112	18,078	74,588	104,219
Minority interest held by affiliates	(4,414)	(1,992)	(10,098)	(17,139)
Minority interest - other	(7,290)	(7,272)	(21,852)	(21,799)

INCOME FROM CONTINUING OPERATIONS	20,408	8,814	42,638	65,281
Discontinued real estate operations:
Income (loss) from operations of discontinued real estate assets (including gain on disposal of $—, $—, $6,286 and $882, respectively)	—	56	4,225	(1,891)
Income tax provision (benefit)	—	20	1,635	(662)

INCOME (LOSS) ON DISCONTINUED REAL ESTATE OPERATIONS	—	36	2,590	(1,229)

TOTAL COMPANY NET INCOME	$20,408	$8,850	$45,228	$64,052
Dividends: Real Estate Trust’s preferred shares of beneficial interest	(1,355)	(1,355)	(4,064)	(4,064)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$19,053	$7,495	$41,164	$59,988

NET INCOME (LOSS) PER COMMON SHARE
Income from continuing operations	$3.95	$1.55	$8.02	$12.74
Discontinued operations	—	0.01	0.54	(0.26)

NET INCOME PER COMMON SHARE (BASIC AND DILUTED)	$3.95	$1.56	$8.56	$12.48

DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.34	$0.34	$1.03	$1.03

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity (Unaudited)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(Dollars in thousands, except share amounts)	2006	2005	2006	2005
COMPREHENSIVE INCOME
Net income	$20,408	$8,850	$45,228	$64,052
Other comprehensive income	—	—	—	—

TOTAL COMPREHENSIVE INCOME	$20,408	$8,850	$45,228	$64,052

CHANGES IN SHAREHOLDERS’ EQUITY

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)	$516	$516	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)	6,642	6,642	6,642	6,642

PAID-IN SURPLUS
Beginning and end of period	92,943	92,943	92,943	92,943

RETAINED EARNINGS
Beginning of period	268,909	235,660	249,083	185,342
Net income	20,408	8,850	45,228	64,052
Adjustments - Saul Holdings investments	245	799	1,251	1,915
Dividends:
Real Estate Trust preferred shares of beneficial interest	(1,355)	(1,355)	(4,064)	(4,064)
Real Estate Trust common shares of beneficial interest	(1,646)	(1,646)	(4,937)	(4,937)

End of period	286,561	242,308	286,561	242,308

TREASURY SHARES
Beginning and end of period (1,834,088 shares)	(43,841)	(43,841)	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	$342,821	$298,568	$342,821	$298,568

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Nine Months Ended June 30,
(In thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Real Estate
Net income (loss)	$4,834	$(4,506)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	14,922	14,955
Amortization of debt expense	1,870	1,640
Equity in earnings of unconsolidated entities, net of net distributions of $3,799 and $4,910, respectively	(3,534)	(951)
Gain on sale of properties	(6,702)	(900)
Deferred tax expense (benefit)	536	(1,124)
Increase in accounts receivable and accrued income	(2,206)	(2,523)
Increase in accounts payable and accrued expenses	4,414	3,632
Dividends and tax sharing payments	26,421	33,041
Other, net	(5,267)	(978)

	35,288	42,286

Banking
Net income	40,394	68,558
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	27,404	29,188
Decrease in income taxes payable	(30,237)	(70,689)
Depreciation and amortization	54,369	81,918
Credit for loan losses	(7,616)	(8,711)
Minority interest held by affiliates	10,098	17,139
Minority interest - other	7,500	7,500
Proceeds from sales of trading securities	159,221	114,977
Purchases and net fundings of loans held for securitization and/or sale	(3,364,201)	(4,014,038)
Proceeds from sales of loans held for securitization and/or sale	4,096,492	4,779,401
(Increase) decrease in interest-only strips receivable	453	(67,152)
Increase in servicing assets	(10,643)	(19,301)
(Increase) decrease in other assets	11,161	(50,519)
Increase in other liabilities	6,005	76,273
Other	8,686	11,905

	1,009,086	956,449

Net cash provided by operating activities	1,044,374	998,735

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Property acquisitions	(108,029)	—
Development/redevelopment expenditures	(20,081)	—
Capital expenditures	(16,302)	(15,432)
Property sales, net	17,146	3,540
Note receivable and accrued interest — related party advances, net	(200)	(7,976)
Equity investment in unconsolidated entities	(1,340)	(5,902)
Other investments	(431)	(618)

	(129,237)	(26,388)

Banking
Purchases of investment securities	—	(129,279)
Proceeds from redemption of Federal Home Loan Bank Stock	210,203	209,088
Purchases of Federal Home Loan Bank Stock	(177,529)	(211,773)
Net principal collected on loans	4,164,413	3,941,127
Net fundings and purchases of loans receivable	(5,106,373)	(5,399,540)
Principal collected on mortgage-backed securities	133,401	166,045
Purchases of mortgage-backed securities	(99,712)	(277,790)
Proceeds from sales of automobiles subject to lease	86,329	149,984
Net purchases of property and equipment	(81,406)	(52,813)
Net proceeds from sales of property and equipment	586	—
Net proceeds from sales of real estate	4,138	3,797
Disbursements for real estate held for investment or sale	(6,365)	(3,052)
Purchase of investment management company	(8,803)	—

	(881,118)	(1,604,206)

Net cash used in investing activities	(1,010,355)	(1,630,594)

Continued on following page.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Nine Months Ended June 30,
(In thousands)	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES

Real Estate
Proceeds from mortgage financings	$289,963	$—
Principal curtailments and repayments of mortgages	(104,813)	(12,886)
Proceeds from secured revolving credit facilities	60,000	—
Repayments of secured revolving credit facilities	(60,000)	—
Proceeds from unsecured bridge loan	86,193	—
Repayments of unsecured bridge loan	(86,193)	—
Proceeds from sales of unsecured notes	935	4,963
Repayments of unsecured notes	(12,318)	(3,261)
Costs of obtaining financings	(3,197)	(1,135)
Cash dividends paid on preferred stock	(4,064)	(4,064)
Cash dividends paid on common stock	(4,937)	(4,937)

	161,569	(21,320)

Banking
Proceeds from customer deposits and sales of certificates of deposit	62,273,195	52,568,575
Customer withdrawals of deposits and payments for maturing certificates of deposit	(61,549,173)	(51,612,131)
Net increase (decrease) in securities sold under repurchase agreements	(99,755)	114,237
Advances from the Federal Home Loan Bank	16,505,158	17,874,653
Repayments of advances from the Federal Home Loan Bank	(17,231,267)	(18,010,888)
Net increase in other borrowings	37,188	56,499
Cash dividends paid on preferred stock	(7,500)	(7,500)
Cash dividends paid on common stock	(30,000)	(39,000)

	(102,154)	944,445

Net cash provided by financing activities	59,415	923,125

Net increase in cash and cash equivalents	93,434	291,266
Cash and cash equivalents at beginning of period	521,419	574,390

Cash and cash equivalents at end of period	$614,853	$865,656

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$81,540	$26,420
Banking
Cash and other deposits	533,313	689,236
Securities purchased under agreements to resell	—	150,000

Cash and cash equivalents at end of period	$614,853	$865,656

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$250,807	$176,854
Income taxes paid, net	63,715	127,800
Shares of Saul Centers, Inc. common stock	3,216	10,823
Cash received during the period from:
Dividends on shares of Saul Centers, Inc. common stock	5,674	4,936
Distributions from Saul Holdings Limited Partnership	5,394	4,895

Supplemental disclosures of noncash activities:
Rollovers of notes payable - unsecured	823	5,399
Loans held for sale and/or securitization exchanged for trading securities	167,518	129,132
Loans receivable transferred to real estate acquired in settlement of loans	3,707	1,475
Loans receivable exchanged for mortgage-backed securities held to maturity	486,010	—
Loans receivable transferred to loans held for sale and/or securitization	—	693,567
Assumption of debt not included in cash paid for acquisition of property	5,810	—

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

Certain reclassifications of prior periods’ information have been made to conform to the presentation for the three and nine months ended June 30, 2006, including the reclassification of certain income and expense amounts to operations of discontinued real estate assets to assure comparability of all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed the assets are placed in service, their operating income, operating expenses, consisting mainly of real estate taxes, payroll, repairs and maintenance, utilities, insurance, franchise, marketing and other property related expenses and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized during the nine months ended June 30, 2006 totaled $712,000. There was no capitalization of interest during the nine months ended June 30, 2005.

CONSTRUCTION IN PROGRESS

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. The Construction in Progress balance as of June 30, 2006 is as follows:

Construction in Progress

(In thousands)

June 30, 2006
Tysons Park Place	$11,284
Dulles SpringHill Suites	10,437
Circle 75 Development	9,554

Total	$31,275

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the Trust’s 2008 fiscal year. The Trust is currently evaluating the impact, if any, that FIN 48 will have on the Trust’s financial statements.

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

3. CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying financial statements include the accounts of the Real Estate Trust, which is involved in the ownership and development of income-producing properties. The accounts of the Bank have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results and cash flows for two business operations: Real Estate and Banking. All significant inter-company transactions, except as disclosed elsewhere in the financial statements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the Bank are presented gross in the Consolidated Statements of Cash Flows. For purposes of calculating primary and diluted earnings per share, weighted average common shares outstanding totaled 4,807,510 for all periods presented. The Trust has no common share equivalents. On January 19, 2006, the Trust declared a dividend on its common shares of $0.248 per share, totaling approximately $1.2 million, payable on January 20, 2006, to holders of record on December 30, 2005. On March 9, 2006, the Trust declared a dividend on its common shares of $0.4362 per share, totaling approximately $2.1 million, payable on March 17, 2006, to holders of record on March 10, 2006. On June 22, 2006, the Trust declared a dividend on its common shares of $0.342 per share, totaling approximately $1.6 million, payable on June 23, 2006, to holders of record on June 19, 2006.

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

5. INVESTMENT IN SAUL CENTERS, INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP – REAL ESTATE TRUST:

During the nine-month period ended June 30, 2006, the Real Estate Trust purchased, through dividend reinvestment and on the open market, approximately 91,000 shares of common stock of Saul Centers, Inc. (“Saul Centers”), and as of June 30, 2006 owned approximately 4,558,000 shares representing 26.8% of such company’s outstanding common stock. As of June 30, 2006, the market value of the total shares was approximately $185.9 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

In fiscal 1993, the Real Estate Trust entered into a series of transactions in connection with the initial public offering of Saul Centers. The Real Estate Trust transferred its 22 shopping centers and one of its office properties, together with the $196 million of mortgage debt and deferred interest associated with such properties, to a newly formed partnership, Saul Holdings Limited Partnership (“Saul Holdings Partnership”), in which as of June 30, 2006 the Real Estate Trust owns (directly and through its wholly owned subsidiaries) a 19.5% interest, other entities affiliated with the Real Estate Trust own a 4.6% interest and Saul Centers owns a 75.9% interest. Under the Saul Holdings Partnership agreement, the units are generally convertible on a one-for-one basis into common stock of Saul Centers. However, the limited partnership units were not convertible as of June 30, 2006 because pursuant to the Saul Holdings Limited Partnership Agreement, the Real Estate Trust and other affiliated entities own in excess of 24.9% of the Saul Centers Equity Securities. The Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly distributions to the partners out of net cash flow. During the nine-month period ended June 30, 2006, the Real Estate Trust received total cash distributions of $5.4 million from Saul Holdings Partnership which were all reinvested in new Partnership Units. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s credit line banks.

Pursuant to a reimbursement agreement among the partners of Saul Holdings Partnership and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At June 30, 2006, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $100.0 million. The Real Estate Trust believes that Saul Holdings will be able to make all payments due with respect to its debt obligations.

5. INVESTMENT IN SAUL CENTERS INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP - REAL ESTATE TRUST (Continued):

The unaudited condensed Consolidated Balance Sheets as of June 30, 2006 and September 30, 2005, and the unaudited Consolidated Statements of Operations for the nine month period ended June 30, 2006 and 2005 of Saul Centers follow:

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	June 30, 2006	September 30, 2005
Assets
Real estate investments	$819,559	$717,167
Accumulated depreciation	(205,122)	(191,699)
Other assets	60,192	79,794

Total assets	$674,629	$605,262

Liabilities and stockholders’ equity
Mortgage notes payable	$487,242	$461,416
Other liabilities	67,873	33,659

Total liabilities	555,115	495,075
Minority interests	6,194	1,484
Total stockholders’ equity	113,320	108,703

Total liabilities and stockholders’ equity	$674,629	$605,262

SAUL CENTERS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Nine Months (1) Ended June 30,
(In thousands)	2006	2005
Revenue
Base rent	$79,843	$72,415
Other revenue	20,205	18,213

Total revenue	100,048	90,628

Expenses
Operating expenses	21,150	18,625
Interest and amortization of deferred debt expense	23,749	22,138
Depreciation and amortization	18,665	16,975
General and administrative	7,599	7,043

Total expenses	71,163	64,781

Net operating income before minority interests	28,885	25,847

Minority interests	(5,500)	(6,138)

Net income	23,385	19,709
Preferred dividends	(6,000)	(6,000)

Net income available to common shareholders	$17,385	$13,709

(1)	Saul Centers’ year end is December 31. These statements of operations are computed by combining Saul Centers’ 2005 fourth quarter and 2006 first and second quarter results.

6. REAL ESTATE ACQUIRED – REAL ESTATE TRUST:

On March 24, 2006, the Real Estate Trust acquired a 145 room historic hotel located in Washington, D.C. for a purchase price of approximately $100.0 million. See Note 10 regarding the financing of the acquisition. The Real Estate Trust accounted for the acquisition in accordance with SFAS No. 141, “Business Combinations.” The Real Estate Trust allocates the purchase price to various components, such as land, building, personal property and certain marketing related, customer related and franchise related intangibles, if applicable, as described in Note 2. Initially, $9.7 million of the total cost has been allocated to intangible assets, included in Other Assets on the Consolidated Balance Sheets, $2.8 million has been allocated to personal property and the remainder allocated to land and building which are included in Hotel Real Estate at June 30, 2006. These initial allocations are based on preliminary estimates and the Real Estate Trust is in the process of gathering additional information to evaluate the reasonableness of such allocations. The results of operations of the acquired hotel are included in the consolidated statements of operations as of the acquisition date.

On November 1, 2005, the Real Estate Trust acquired a 137 room hotel property located in Fairfax County, Virginia for a purchase price of approximately $12.7 million, which included the assumption of a mortgage note of $5.8 million (see Note 9). The Real Estate Trust accounted for the acquisition in accordance with SFAS No. 141, “Business Combinations.” The Real Estate Trust allocates the purchase price to various components, such as land, building, personal property and intangibles related to any in-place leases and customer or franchise relationships, if applicable, as described in Note 2. A total of $317,000 of the total cost was allocated as personal property and is included in hotel real estate assets at June 30, 2005. The personal property assets are being amortized over their estimated remaining useful life, a weighted average term of 2.0 years. There were no above or below market lease intangibles or any value assigned to customer or franchise relationships. The results of operations of the acquired hotel are included in the consolidated statements of operations as of the acquisition date.

7. RELATED PARTY TRANSACTIONS – REAL ESTATE TRUST:

Under an existing unsecured note receivable from B.F. Saul Company, which was modified and amended on October 1, 2005, not to exceed $30.0 million, the Real Estate Trust advanced an additional net amount of $200,000 during the current year. At June 30, 2006 and September 30, 2005, the note balance totaled $13.3 million and $13.1 million, respectively. Interest is computed on the note at 200 basis points over a floating rate index. Interest earned on the note totaled $727,000 and $414,000 for the nine month periods ended June 30, 2006 and 2005, respectively. The note is due and payable on September 30, 2015.

8. DISCONTINUED OPERATIONS/REAL ESTATE SOLD – REAL ESTATE TRUST:

In February 2006, the Real Estate Trust was notified that a 3.71 acre parcel of land had been condemned by the Virginia Department of Transportation. Proceeds of approximately $708,000 were placed in escrow and are immediately available to the Real Estate Trust. An initial gain of $416,000 was recorded as Gain on Sale of Land.

During the first calendar quarter of 2006, the Real Estate Trust determined that it would sell one of its other real estate properties located in Metairie, LA. The sale closed on February 23, 2006 and the Real Estate Trust recorded a gain of $2.9 million. The $2.9 million gain and the related operating income of $47,000 is included in Income (loss) from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations for the nine months ended June 30, 2006.

During fiscal 2005, the Real Estate Trust determined that it would sell two of its hotel properties which no longer met its investment criteria. Therefore, in fiscal 2005, the Real Estate Trust determined that the held for sale criteria in accordance with FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” had been met for both properties. Accordingly, the Real Estate Trust compared the carrying value of these assets to their estimated fair value, less cost to sell, to determine if the assets were impaired. The Real Estate Trust determined that no adjustments to the carrying amounts were required. The sales of the two properties closed on December 16, 2005 and January 19, 2006. Proceeds from the combined sales to the Real Estate Trust totaled approximately $13.4 million. The January 19, 2006 sale included an additional $500,000 issuance of a note by the purchaser. The note, which bears interest at 9.0%, is due on January 18, 2008. Interest accrues on the note beginning on July 12, 2006 through maturity. All principal and accrued interest are due at maturity. Included in Income (loss) from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations are the gains on the sales of the hotel assets totaling $3.4 million as well as combined operating losses from the two hotel properties of approximately $2.1 million for the nine months ended June 30, 2006. Included in the $2.1 operating loss are defeasance charges of $1.8 million as described in Note 9.

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

10. MORTGAGE NOTES PAYABLE /UNSECURED BRIDGE LOAN – REAL ESTATE TRUST:

On June 16, 2006, the Real Estate Trust placed a $31.2 million mortgage note on an office property located in Atlanta, Georgia. The note, which is due on July 1, 2021, bears interest at 6.353% and requires monthly interest only payments for the initial three years. Beginning in year four, monthly principal and interest payments of $194,000 are required with a balloon payment of $25.6 million due at maturity. The proceeds from the financing are available to fund development projects and general corporate purposes.

On May 26, 2006, the Real Estate Trust closed two mortgage financings, a $44.8 million mortgage note secured by a hotel property located in Loudoun County, Virginia and a $22.2 million mortgage note, also secured by a hotel property located in Gaithersburg, Maryland. The $44.8 million note, which is due on June 1, 2016, bears interest at 6.101% and requires monthly interest only payments for the initial three years. Beginning in year four, monthly principal and interest payments of $272,000 are required with a balloon payment of $40.8 million due at maturity. The $22.2 million note, which is due on June 1, 2018, bears interest at 6.258% and requires interest only payments for the initial three years. Beginning in year four, monthly principal and interest payments of $137,000 are required with a balloon payment of $19.5 million due at maturity. The proceeds from these financings were used to pay down the Real Estate Trust’s line of credit borrowing, fund development projects and for general corporate purposes.

Also on May 26, 2006 the Real Estate Trust closed on a $16.7 million construction loan to be used to finance the construction of the Dulles SpringHill Suites Hotel located in Loudoun County, Virginia. The loan, which is due on May 26, 2009, with two one-year extension options, currently bears interest at 175 basis points over a floating rate index. Interest only is payable through maturity. There were no amounts drawn under this loan as of June 30, 2006.

On May 23, 2006, the Real Estate Trust placed a $40.0 million mortgage note on a hotel property located in McLean, Virginia. The note, which is due on May 1, 2021, bears interest at 6.1% and requires monthly principal and interest payments of $260,000 with a balloon payment of $23.7 million due to maturity. The proceeds from the financing were used to repay the bridge loan, which financed the purchase of the 145 room historic hotel, and pay down the Real Estate Trust’s line of credit borrowings.

On April 21, 2006, the Real Estate Trust closed on a $65.0 million mortgage note secured by the 145 room historic hotel located in Washington, D.C., which was purchased on March 24, 2006. The note, which is due on May 1, 2021, bears interest at 6.199% and requires interest only payments for the initial five years. Beginning in year six, monthly principal and interest payments of $398,000 are required with a balloon payment of $55.1 million due at maturity. $61.0 million of the proceeds from the financing were used to pay down a portion of the bridge loan.

On March 24, 2006, the Real Estate Trust financed the $100.0 million purchase of the 145 room historic hotel located in Washington, D. C. with an unsecured bridge loan of $86.2 million and cash on hand for the balance. The loan had a six month term with five six-month extension options. The loan was an interest only loan and bore interest at LIBOR plus 175 basis points. The loan was repaid in full from proceeds of permanent financings on May 24, 2006.

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

11. INDUSTRY SEGMENT INFORMATION - REAL ESTATE TRUST:

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank,

please	refer to the “Banking” sections of the accompanying financial statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2006	2005	2006	2005
INCOME (from continuing operations)
Hotels	$40,707	$28,462	$94,184	$74,223
Office and industrial properties	9,848	9,969	30,163	29,378
Other	576	401	1,475	1,008

	$51,131	$38,832	$125,822	$104,609

OPERATING INCOME (LOSS) (from continuing operations) (1)
Hotels	$14,460	$9,693	$29,885	$21,348
Office and industrial properties	4,468	5,312	14,303	15,047
Other	312	143	591	232

	19,240	15,148	44,779	36,627
Equity earnings of unconsolidated entities, net	2,417	2,076	7,331	5,861
Gain on sale of property	—	—	416	—
Interest and amortization of debt expense	(13,195)	(11,557)	(36,719)	(34,911)
Advisory, management and leasing fees - related parties	(4,235)	(3,561)	(11,540)	(10,082)
General and administrative	(674)	(639)	(2,236)	(2,271)

Operating income (loss) from continuing operations	$3,553	$1,467	$2,031	$(4,776)

INTEREST AND AMORTIZATION OF DEBT EXPENSE (from continuing operations)
Hotels	$3,961	$2,602	$9,499	$7,947
Office and industrial properties	3,079	2,634	8,960	8,741
Other	6,155	6,321	18,260	18,223

	$13,195	$11,557	$36,719	$34,911

DEPRECIATION (from continuing operations)
Hotels	$3,210	$2,801	$8,793	$8,483
Office and industrial properties	2,044	1,859	6,116	5,477
Other	6	6	17	17

	$5,260	$4,666	$14,926	$13,977

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS (from continuing operations)
Hotels	$2,568	$1,925	$118,298	$5,047
Office and industrial properties	2,236	6,268	4,902	8,908
Other	9,789	264	21,212	733

	$14,593	$8,457	$144,412	$14,688

IDENTIFIABLE ASSETS (AT PERIOD END)
Hotels			$282,281	$170,498
Office and industrial properties			131,383	128,709
Other			265,968	170,178

			$679,632	$469,385

(1)	Operating income (loss) includes income less direct operating expenses and depreciation.

12. LOANS HELD FOR SECURITIZATION AND/OR SALE – THE BANK:

At June 30, 2006, loans held for securitization and/or sale were composed of single-family residential and home equity loans totaling $744.1 million and $71,000 respectively. At September 30, 2005, loans held for securitization and/or sale were composed of single-family residential and home equity loans totaling $1,717.8 million and $341,000 respectively.

13. LOANS RECEIVABLE – THE BANK:

Loans receivable is composed of the following:

(In thousands)	June 30, 2006	September 30, 2005
Single-family residential	$6,327,753	$5,843,205
Home equity	1,705,107	1,796,148
Other real estate	559,715	358,937
Commercial	1,009,634	1,035,972
Automobile	80,245	149,253
Other consumer	46,992	53,742

	9,729,446	9,237,257

Deferred loan origination costs, net of unearned discounts	102,830	95,183
Allowance for losses on loans	(25,000)	(28,640)

	77,830	66,543

Total	$9,807,276	$9,303,800

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

(In thousands)	Retail Banking	Other	Total
Three Months Ended June 30, 2006
Operating income	$202,614	$21,381	$223,995
Operating expense	154,649	15,685	170,334

Core earnings	47,965	5,696	53,661
Non-core items	(11,299)	(283)	(11,582)

Operating income	$36,666	$5,413	$42,079

Average assets	$13,180,469	$1,455,916	$14,636,385

Three Months Ended June 30, 2005
Operating income	$168,027	$15,926	$183,953
Operating expense	158,910	11,995	170,905

Core earnings	9,117	3,931	13,048
Non-core items	10,590	161	10,751

Operating income	$19,707	$4,092	$23,799

Average assets	$12,916,027	$1,309,005	$14,225,032

(In thousands)	Retail Banking	Other	Total
Nine Months Ended June 30, 2006
Operating income	$551,144	$63,754	$614,898
Operating expense	456,506	45,745	502,251

Core earnings	94,638	18,009	112,647
Non-core items	(6,125)	(889)	(7,014)

Operating income	$88,513	$17,120	$105,633

Average assets	$13,164,121	$1,427,122	$14,591,243

Nine Months Ended June 30, 2005
Operating income	$568,681	$45,764	$614,445
Operating expense	434,823	36,656	471,479

Core earnings	133,858	9,108	142,966
Non-core items	20,899	547	21,446

Operating income	$154,757	$9,655	$164,412

Average assets	$12,515,143	$1,280,969	$13,796,112

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

During the quarter, the Bank settled for $16.1 million a seven year old class action lawsuit related to its prior credit card business which the Bank sold in 1998. The settlement completely resolves the case and the settlement amount includes plaintiffs’ counsel legal fees, the administrative costs of the claims and notification process as well as payment of alleged damages. While the Bank did not admit any wrongdoing and believed it would be successful if the case proceeded to be adjudicated on the merits, it elected to settle to eliminate the uncertainty and significant costs of further litigation.

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

The principal business activities of the Real Estate Trust are the ownership of 80% of the outstanding common stock of the Bank, whose assets accounted for 95% of the Trust’s consolidated assets at June 30, 2006, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in the Bank, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the OTS.

The following discussion and analysis provides information that management believes to be necessary for an understanding of the Trust’s financial condition and results of operations, and should be read in conjunction with the accompanying financial statements, notes thereto and other information contained in this document.

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at June 30, 2006, consisted primarily of hotels, office projects, and land parcels. At June 30, 2006, the Real Estate Trust’s hotel portfolio included 17 properties containing 3,110 available rooms. The office property portfolio consisted of 14 properties with a total gross leasable area of 1,990,000 square feet.

The hotel portfolio, excluding the two properties acquired and the two properties disposed of during the current fiscal year, (“Same hotel properties”) experienced an average occupancy of 70.2% and an average room rate of $125.87 during the nine-month period ended June 30, 2006, compared to an average occupancy of 70.1% and an average room rate of $111.99 during the same period in the prior year. REVPAR (revenue per available room) for the same hotel properties was $88.42 for the nine-month period ended June 30, 2006, a 12.6% increase over REVPAR for the nine-month period ended June 30, 2005 of $78.55.

Office space in the Real Estate Trust’s office property portfolio was 91.4% leased at June 30, 2006, compared to a leasing rate of 92.3% at June 30, 2005. At June 30, 2006, of the total gross leasable area of 1,990,000 square feet, 83,042 square feet (4.2%) and 364,805 square feet (18.3%) were subject to leases expiring in the remainder of fiscal 2006 and fiscal 2007, respectively.

BANKING

General. The Bank’s assets decreased by $103.5 million during the current quarter to $14.2 billion at June 30, 2006. Total loans decreased $660.6 million to $10.6 billion at June 30, 2006 primarily as a result of the transfer of $486.0 million of loans to mortgage-backed securities. The Bank recorded operating income of $42.1 million during the quarter ended June 30, 2006, compared to operating income of $23.8 million during the quarter ended June 30, 2005. The increase in operating income reflects increases in net interest income and servicing, securitization and mortgage banking income, which were partially offset by increases in salaries and employee benefit expenses and other operating expenses. During the quarter ended June 30, 2006, the Bank settled for $16.1 million a lawsuit related to its former credit card operations. See Note 15 – Litigation.

At June 30, 2006, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.13%, 6.13%, 9.22% and 11.34%, respectively. The Bank’s regulatory capital ratios exceeded regulatory requirements as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). See “Capital.”

During the quarter ended June 30, 2006, the Bank declared and paid out of retained earnings a cash dividend on its Common Stock in the amount of $1,000 per share and a cash dividend on its Preferred Stock in the amount of $0.50 per share.

Asset Quality. The following table sets forth information concerning the Bank’s non-performing assets. Amounts shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	June 30, 2006	March 31, 2006	September 30, 2005
Non-performing assets:
Non-accrual loans:
Residential mortgage	$19,031	$18,644	$20,874
Home equity	1,514	1,584	1,443
Commercial	38	17	30
Other consumer	698	1,026	1,359

Total non-accrual loans (1)	21,281	21,271	23,706
Real estate acquired in settlement of loans	26,652	22,805	20,265

Total non-performing assets	$47,933	$44,076	$43,971

Allowance for losses on loans	$25,000	$28,640	$28,640

Ratios:
Non-accrual loans to total assets	0.15%	0.15%	0.17%
Non-performing assets to total assets	0.34%	0.31%	0.31%
Allowance for losses on loans to non-accrual loans (1)	117.48%	134.64%	120.81%
Allowance for losses on loans to total loans receivable (2)	0.24%	0.25%	0.26%

(1)	Before deduction of allowances for losses.
(2)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets include non-accrual loans and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

Non-performing assets totaled $47.9 million at June 30, 2006, compared to $44.1 million at March 31, 2006. REO increased by $3.8 million during the current quarter as a result of development expenditures in two large properties designed to facilitate their eventual sale. The Bank maintained valuation allowances of $25.0 and $28.6 million on its loan portfolio at June 30, 2006 and March 31, 2006, respectively.

Delinquent Loans. At June 30, 2006, delinquent loans increased to $27.0 million, or 0.3% of loans from $22.6 million, or 0.2% of loans at March 31, 2006. The following table sets forth information regarding the Bank’s delinquent loans at June 30, 2006.

	Principal Balance (Dollars in thousands) Loans Delinquent for
	30-59 days	60-89 days	Total
Residential mortgage	$10,524	$1,641	$12,165
Home equity	5,845	633	6,478
Commercial	143	—	143
Other real estate	1,134	1,636	2,770
Other	3,987	1,494	5,481

Total	$21,633	$5,404	$27,037

Total as a Percentage of Loans (1)	0.2%	0.1%	0.3%

(1)	Includes loans held for sale and/or securitization, before valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Residential mortgage loans delinquent 30-89 days decreased to $12.2 million at June 30, 2006 from $13.8 million at March 31, 2006. Home equity loans delinquent 30-89 days increased to $6.5 million at June 30, 2006 from $1.1 million at March 31, 2006.

Other delinquent loans decreased to $5.5 million at June 30, 2006, from $7.2 million at March 31, 2006, primarily because the Bank’s portfolio of indirect automobile loans continues to decline as a result of the Bank’s prior decision to discontinue origination of these loans.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are assets which are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. At June 30, 2006 and March 31, 2006, potential problem assets totaled $4.0 and $0.4 million, respectively. A commercial loan with a balance of $3.6 million was classified as a potential problem loan during the current quarter. The Bank does not expect to incur a loss on this loan.

Troubled Debt Restructurings. At June 30, 2006 and March 31, 2006, the Bank had no troubled debt restructurings.

Deferred Interest. In recent years, the Bank has significantly expanded its origination of residential ARMs with interest rates that adjust monthly, semi-annually and annually, most of which provide a borrower with a below-market introductory interest rate and a variety of monthly payment options. Certain of these loans have a payment option that could result in interest being added to the principal of the loan, or “negative amortization.” During the three months ended June 30, 2006, the Bank capitalized $19.1 million of interest income from these loans. As of June 30, 2006, cumulative net deferred interest, which is included in loans receivable, totaled $22.0 million.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Nine Months Ended June 30,		Three Months Ended June 30, 2006
	2006	2005
Balance at beginning of period	$28,640	$37,750	$28,640

Credit for loan losses	(7,616)	(8,711)	(5,836)

Charge-offs:
Residential mortgage	(705)	(274)	(177)
Home equity	(254)	(689)	(9)
Commercial	(1)	(720)	—
Automobile	(3,197)	(8,042)	(800)
Other	(1,116)	(1,837)	(261)

Total charge-offs	(5,273)	(11,562)	(1,247)

Recoveries:
Home equity	204	197	101
Commercial	150	252	41
Automobile	7,239	11,232	2,765
Other	1,656	2,087	536

Total recoveries	9,249	13,768	3,443

Net recoveries	3,976	2,206	2,196

Balance at end of period	$25,000	$31,245	$25,000

Credit for loan losses to average loans (1) (2)	(0.09)%	(0.11)%	(0.21)%
Net loan recoveries to average loans (1) (2)	0.05%	0.03%	0.08%
Ending allowance for losses on loans to total loans (2) (3)	0.24%	0.28%	0.24%

(1)	Annualized
(2)	Includes loans held for securitization and/or sale.
(3)	Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	June 30, 2006		September 30, 2005
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of period allocated to:
Residential mortgage	$5,545	67.5%	$5,100	68.9%
Home equity	3,350	16.3	3,570	16.4
Other real estate	2,450	5.4	1,925	3.3
Commercial	6,315	9.6	6,775	9.5
Automobile	2,300	0.8	3,610	1.3
Other	1,255	0.4	2,005	0.6
Unallocated	3,785	—	5,655	—

Total	$25,000		$28,640

At June 30, 2006, the Bank’s total allowances for losses on loans and real estate held for sale were $25.0 million, a decrease of $3.6 million from the level at March 31, 2006. The allowance for losses on loans represents management’s estimate of credit losses inherent in the Bank’s loan portfolio as of the balance sheet date. The Bank’s allowance consists of several key elements, which include the allocated allowance, specific allowances for identified loans and the unallocated allowance. Management reviews the adequacy of the valuation allowances on loans using a variety of measures and tools including historical loss performance, delinquency status, current economic conditions, internal risk ratings and current underwriting policies and procedures. Based on this review and taking into account the relatively strong overall credit quality of the Bank’s loan portfolio, the Bank reduced the level of the loan loss allowance by $3.6 million during the current quarter.

The allowance for losses on residential mortgage loans was $5.5 million at June 30, 2006, unchanged from the level at March 31, 2006. The allowance for losses on loans secured by real estate totaled $11.3 million at June 30, 2006, which constituted 55.2% of total non-accrual real estate loans. During the three months ended June 30, 2006, the Bank recorded net charge-offs of $0.1 million on these assets. The allowance for losses on prime automobile and other consumer loans decreased $1.9 million during the current quarter as a result of declining balances, delinquencies and losses on indirect loans.

The unallocated allowance for losses totaled $3.8 million at June 30, 2006, a decrease of $1.4 million from the level at March 31, 2006. The unallocated allowance is based upon management’s evaluation and judgement of various conditions that are not directly measured in the determination of the allocated allowance. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting key lending areas of the Bank, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience, regulatory examination results and findings of the Bank’s internal credit evaluations. At June 30, 2006, most of the unallocated allowance related to risks inherent in the mortgage loan portfolio, including, for example, geographic concentration and negative amortization features.

Asset and Liability Management. The following table presents the Bank’s interest rate sensitivity gap at June 30, 2006. Balances of interest-earning assets and interest-bearing liabilities are shown in the earlier of the period where contractual payments are due, interest rates adjust or prepayment is anticipated to occur. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for all of the Bank’s loans based on management’s estimates. The Bank’s deposits with no stated maturity, including savings and transaction accounts, have interest rates that may reprice at any time. However, market experience has proven that these deposits adjust to market prices over a much longer period of time. The Bank considers these deposits to be relatively insensitive to interest rate changes. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
Real estate loans:
Adjustable-rate	$3,636,987	$498,035	$1,760,215	$844,853	$201	$6,740,291
Fixed-rate	32,152	25,366	61,044	15,483	3,074	137,119
Home equity credit lines and second mortgages	1,474,602	39,497	118,333	84,383	101,007	1,817,822
Commercial	812,315	14,507	48,138	35,479	98,054	1,008,493
Consumer and other	63,856	31,346	28,616	2,985	1,748	128,551
Loans held for securitization and/or sale	744,168	—	—	—	—	744,168
Mortgage-backed securities	245,688	235,441	388,791	400,227	44,742	1,314,889
Other investments	184,862	—	201,228	—	—	386,090

Total interest-earning assets	7,194,630	844,192	2,606,365	1,383,410	248,826	12,277,423
Total non-interest earning assets	—	—	—	—	1,899,144	1,899,144

Total assets	$7,194,630	$844,192	$2,606,365	$1,383,410	$2,147,970	$14,176,567

Deposits:
Fixed maturity deposits	$1,736,252	$979,518	$339,158	$63,326	$—	$3,118,254
NOW, statement and passbook accounts	—	94,264	188,528	188,528	3,051,765	3,523,085
Money market deposit accounts	2,504,055	—	—	—	—	2,504,055
Borrowings:
Capital notes - subordinated	—	—	—	—	175,000	175,000
Other	1,562,549	253,736	290,403	23,892	48,399	2,178,979

Total interest-bearing liabilities	5,802,856	1,327,518	818,089	275,746	3,275,164	11,499,373
Total non-interest bearing liabilities	—	—	—	—	175,391	175,391
Minority interest	—	—	—	—	1,719,109	1,719,109
Stockholders’ equity	—	—	—	—	782,694	782,694

Total liabilities & stockholders’ equity	$5,802,856	$1,327,518	$818,089	$275,746	$5,952,358	$14,176,567

Gap	$1,391,774	$(483,326)	$1,788,276	$1,107,664	$(3,026,338)
Cumulative gap	$1,391,774	$908,448	$2,696,724	$3,804,388	$778,050
Cumulative gap as a percentage of total assets	9.8%	6.4%	19.0%	26.8%	5.5%

The interest sensitivity “gap” shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was 6.4% at June 30, 2006, compared to 10.1% at March 31, 2006.

Capital. At June 30, 2006, the Bank complied with all of its regulatory capital requirements and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at June 30, 2006, compared to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$782,694
Minority interest in REIT Subsidiary (1)	144,000

	926,694
Adjustments for tangible and core capital:
Intangible assets	(57,688)
Non-includable subsidiaries	(2,902)
Non-qualifying purchased/originated loan servicing rights	—

Total tangible capital	866,104	6.13%	$212,017	1.50%	$654,087	4.63%

Total core capital (2)	866,104	6.13%	$565,380	4.00%	$300,724	2.13%

Tier 1 risk-based capital (2)	866,104	9.22%	$376,277	4.00%	$489,827	5.22%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	25,000

Total supplementary capital	200,000

Total available capital	1,066,104
Equity investments (3)	(1,700)

Total risk-based capital (2)	$1,064,404	11.34%	$752,555	8.00%	$311,849	3.34%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
(2)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.
(3)	Includes one property classified as real estate held for sale which is treated as an equity investment for regulatory capital purposes.

During fiscal year 2005, a subsidiary of the Bank purchased a non-controlling ownership interest in a limited liability company. The investment is classified as other assets on the Condensed Consolidated Statements of Financial Condition and is treated as a non-includable asset and deducted from core capital for regulatory capital purposes. As of June 30, 2006 the Bank’s investment decreased to $1.3 million from $2.1 million as of March 31, 2006 as a result of a cash distribution.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank’s REO at June 30, 2006, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$1,700	(1)
1991	9,965	(2)
1995	11,776	(2)
2005	40
2006	3,171

Total REO	$26,652

(1)	The Bank treats this amount as an equity investment for regulatory capital purposes.
(2)	The Bank received an extension of the holding periods of these properties through July 31, 2007.

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

The Real Estate Trust believes that the financial condition and operating results of the Bank should allow the Real Estate Trust to receive dividend payments from the Bank. During the nine-month period ended June 30, 2006, the Bank made dividend payments totaling $24.0 million and net tax sharing payments totaling $2.4 million to the Real Estate Trust. Dividend and tax sharing payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

During the nine-month period ended June 30, 2006, the Trust purchased, through dividend reinvestment and on the open market, approximately 91,000 shares of common stock of Saul Centers and as of June 30, 2006 owned approximately 4,558,000 shares representing 26.8% of such company’s outstanding common stock. As of June 30, 2006, the market value of the total shares was approximately $185.9 million. Substantially all these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership (“Saul Holdings Partnership”) the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the nine-month period ended June 30, 2006, the Real Estate Trust received total cash distributions of $5.4 million from Saul Holdings Partnership which were all reinvested in new Partnership Units. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s lines of credit banks.

The Real Estate Trust currently has outstanding unsecured notes, with maturities ranging from one to ten years. On June 19, 2006 the Real Estate Trust terminated its public offering of these notes and subsequently withdrew the registration of the un-issued notes. Consistent with the terms of the notes, as of June 30, 2006, the Real Estate Trust has called $10.1 million of outstanding notes for prepayment. An additional $1.4 million of unsecured notes will mature during fiscal 2006. During July 2006 the Real Estate Trust called an additional $6.5 million of the outstanding notes for prepayment. The Real Estate Trust intends to repay these notes from cash on hand or other sources of funds.

The Real Estate Trust has a $60.0 million secured revolving credit line with an unrelated bank that matures on January 31, 2008, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 200 basis points over the index. At June 30, 2006, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $60.0 million.

The Real Estate Trust has an additional $60.0 million revolving credit line with an unrelated bank that matures on June 30, 2008, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in

Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 200 basis points over the index. At June 30, 2006, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $54.0 million. The Real Estate Trust was issued a $6.0 million letter of credit for the benefit of a mortgage lender as part of one of the mortgage financings completed during the quarter ended June 30, 2006. The letter of credit will be reduced quarterly based on the amount of capital expended at the subject property. The letter of credit reduces the availability under the revolving credit facility.

The maturity schedule for the Real Estate Trust’s outstanding debt at June 30, 2006 for the balance of fiscal 2006 and subsequent years is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes Payable	Notes Payable Secured	Notes Payable Unsecured (2)	Total
2006(1)	$1,485	$—	$11,519	$13,004
2007	10,688	—	5,052	15,740
2008	6,443	—	3,539	9,982
2009	16,521	—	3,183	19,704
2010	12,023	—	3,010	15,033
Thereafter	437,555	250,000	20,074	707,629

Total	$484,715	$250,000	$46,377	$781,092

(1)	July 1, 2006 - September 30, 2006
(2)	Included in fiscal 2006 are $10.1 million of notes called for early redemption

Of the total mortgage debt outstanding at June 30, 2006, $480.0 million was non-recourse to the Real Estate Trust.

On June 16, 2006, the Real Estate Trust placed a $31.2 million mortgage note on an office property located in Atlanta, Georgia. The note, which is due on July 1, 2021, bears interest at 6.353% and requires monthly interest only payments for the initial three years. Beginning in year four, monthly principal and interest payments of $194,000 are required with a balloon payment of $25.6 million due at maturity. The proceeds from the financing are available to fund development projects and general corporate purposes.

On May 26, 2006, the Real Estate Trust closed two mortgage financings, a $44.8 million mortgage note secured by a hotel property located in Loudoun County, Virginia and a $22.2 million mortgage note, also secured by a hotel property located in Gaithersburg, Maryland. The $44.8 million note, which is due on June 1, 2016, bears interest at 6.101% and requires monthly interest only payments for the initial three years. Beginning in year four, monthly principal and interest payments of $272,000 are required with a balloon payment of $40.8 million due at maturity. The $22.2 million note, which is due on June 1, 2018, bears interest at 6.258% and requires interest only payments for the initial three years. Beginning in year four, monthly principal and interest payments of $137,000 are required with a balloon payment of $19.5 million due at maturity. The proceeds from these financings were used to pay down the Real Estate Trust’s line of credit borrowing, fund development projects and for general corporate purposes.

Also on May 26, 2006 the Real Estate Trust closed on a $16.7 million construction loan to be used to finance the construction of the Dulles SpringHill Suites Hotel located in Loudoun County, Virginia. The loan, which is due on May 26, 2009, with two one-year extension options, currently bears interest at 175 basis points over a floating rate index. Interest only is payable through maturity. There were no amounts drawn under this loan as of June 30, 2006.

On May 23, 2006, the Real Estate Trust placed a $40.0 million mortgage note on a hotel property located in McLean, Virginia. The note, which is due on May 1, 2021, bears interest at 6.1% and requires monthly principal and interest payments of $260,000 with a balloon payment of $23.7 million due to maturity. The proceeds from the financing were used to repay the bridge loan, which financed the purchase of the 145 room historic hotel, and pay down the Real Estate Trust’s line of credit borrowings.

On March 24, 2006, the Real Estate Trust closed on an $86.2 million unsecured bridge loan to fund the acquisition, along with cash on hand, of the 145 room historic hotel located in Washington, D. C. The loan bore interest at LIBOR plus 175 basis points and had a term of six months, with five six-month extension options. On April 21, 2006, a $65.0 million permanent mortgage loan, which bears interest at 6.199%, was placed on the hotel and $61.0 million of the bridge loan was repaid. The balance of the bridge loan was repaid, from proceeds of permanent financings, on May 24, 2006.

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

In February 2006, the Real Estate Trust was notified that a 3.71 acre parcel of land had been condemned by the Virginia Department of Transportation. Proceeds of approximately $708,000 were placed in escrow and are immediately available to the Real Estate Trust. An initial gain of $416,000 was recorded.

On January 19, 2006, the sale of a hotel property, which was the second of two hotel properties placed on the market during fiscal year 2005, was finalized and the Real Estate Trust received proceeds from the sale of approximately $5.5 million resulting in a gain of $2.2 million. The Real Estate Trust financed an additional $500,000 through the issuance of a note by the purchaser.

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

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $14.0 to $26.0 million per year for the next several years.

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

At June 30, 2006, the estimated remaining collateral, after market value and other adjustments, of that portion of the Bank’s assets that may be pledged to the FHLB of Atlanta and various securities dealers totaled $4.7 billion, or 33.0% of total assets. The Bank’s maximum credit availability with the FHLB of Atlanta is 50% of total assets, provided that the Bank has sufficient collateral to pledge against its advances and subject to certain limitations and conditions imposed by the FHLB of Atlanta.

Also at June 30, 2006, the Bank had cash and other short-term assets totaling $533.3 million, or 3.8% of total assets.

The Bank also accesses a variety of other short-term and long-term funding sources, including securitizations and sales of loan receivables. As part of its mortgage banking activities, the Bank securitized and/or sold $1.7 billion of single-family residential mortgage loans during the June 2006 quarter. Generally, all long-term, fixed-rate residential mortgage loans originated during the current quarter have been or are in the process of being sold. Adjustable rate mortgage loans are either sold or placed into the Bank’s portfolio.

Management believes that the Bank’s primary sources of funds will be sufficient to meet the Bank’s foreseeable short- and long-term liquidity needs. The mix of funding sources used from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

Loan Originations, Securitizations and Sales – Retained Interests and Servicing Assets. During the quarter ended June 30, 2006, the Bank securitized and sold $1.7 billion in residential mortgage loans, and outstanding trust certificate balances increased to $8.8 billion at June 30, 2006. In connection with its loan origination, securitization and sale activities, the Bank generally receives or retains various interests in the sold loans, which may include servicing assets, securities, or interest-only certificates and/or interest-only strips receivable (collectively, “interest-only assets”). The Bank sometimes retains a limited amount of recourse relating to securitized loans through one or more means, most often through the establishment of reserve accounts or overcollateralization of receivables. The Bank records these interests as assets on its financial statements. The Bank determines the carrying value of the assets based on future cash flows expected to be received by the Bank from the underlying assets. Periodically, the Bank obtains independent valuations as confirmation of management’s estimates of its values for interest-only and servicing assets. Most of these cash flows are payable to the Bank before the claims of others, while a small portion of the cash flows are subordinated to the claims of others. The Bank’s policy is to limit the aggregate amount of mortgage servicing rights and interest-only assets arising out of the securitization and sale of certain of the Bank’s ARMs to 75% of the Bank’s core capital. At June 30, 2006, those assets totaled 54.4% of the Bank’s core capital. The following tables summarize the carrying value of these assets at June 30, 2006 and March 31, 2006.

	June 30, 2006
	Not Subordinated	Subordinated	Total
	(in thousands)
Interest-only certificates	$292,495	$—	$292,495
Interest-only strips receivable	55,205	74	55,279

Total interest-only assets	347,700	74	347,774
Servicing assets	175,236	—	175,236
Reserve accounts	21,409	2,487	23,896

Total	$544,345	$2,561	$546,906

	March 31, 2006
	Not Subordinated	Subordinated	Total
	(in thousands)
Interest-only certificates	$259,145	$—	$259,145
Interest-only strips receivable	62,514	517	63,031

Total interest-only assets	321,659	517	322,176
Servicing assets	165,931	—	165,931
Reserve accounts	21,790	2,122	23,912

Total	$509,380	$2,639	$512,019

Residential mortgage loan prepayments continued at a high level during the quarter primarily as a result of the continued flattened yield curve, that is, a narrow difference between short term interest rates, which determine the interest rates on the adjustable rate mortgages generated by the Bank, and long term interest rates, which determine the interest rates on mortgages with interest rates fixed for longer periods. Historical experience has shown that prepayment speeds on adjustable rate loans are generally correlated to the steepness of the yield curve. The steeper the yield curve, the less likely the loan will prepay. The flatter the curve, the less attractive adjustable rate loans are to consumers, and prepayments tend to increase. In addition, as prepayment penalty periods expire, borrowers are more likely to prepay their loans.

The following tables show the changes in the Bank’s servicing assets and interest-only assets for each of the periods shown:

Servicing Assets Activity

(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	$205,049	$188,847	$201,156	$164,764
Additions	30,412	24,643	70,807	75,866
Amortization	(23,723)	(16,139)	(60,225)	(43,036)
Charge-offs	—	—	—	(243)

Ending balance	211,738	197,351	211,738	197,351
Valuation allowance	(36,502)	(30,195)	(36,502)	(30,195)

Carrying value	$175,236	$167,156	$175,236	$167,156

Activity in the valuation allowance for servicing assets is summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	$39,118	$13,926	$36,564	$16,909
Additions (reductions) charged to loan expenses	(2,616)	16,269	(62)	13,286
Charge-offs	—	—	—	—

Ending balance	$36,502	$30,195	$36,502	$30,195

The carrying value of the Bank’s servicing assets increased by $9.3 million during the current quarter as a result of the capitalization of $30.4 million of servicing rights related to $1.7 billion of mortgage loans sold where the Bank retained the servicing rights and a $2.6 million reduction to the valuation allowance, which were partially offset by $23.7 million of amortization expenses related to previously capitalized servicing rights. The Bank did not purchase or sell in bulk any servicing rights during the current quarter.

Interest-Only Assets Activity

(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	$322,176	$365,944	$348,227	$287,840
Additions	59,543	65,533	166,447	210,514
Accretion	6,563	8,126	19,981	21,130
Cash received	(34,763)	(30,710)	(112,268)	(88,195)
Fair value adjustments	(5,745)	(53,901)	(74,613)	(76,297)

Ending balance/Carrying value	$347,774	$354,992	$347,774	$354,992

The Bank’s interest-only assets represent a constant rate on each loan which is fixed for the life of the transaction. The carrying value of the Bank’s interest-only assets increased by $25.6 million during the current quarter primarily as a result of capitalization of $59.5 million of interest-only assets related to $1.4 billion of mortgage loans sold where the Bank retained or received such interest-only assets. The increase in the carrying value was partially offset by cash received of $34.8 million and a $5.7 million decrease in the fair value of the interest-only assets resulting from higher actual prepayments.

Key assumptions and the sensitivity of the current fair value of single-family residential retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

(Dollars in thousands)	June 30, 2006	March 31, 2006
Carrying value (1) (fair value)	$371,670	$346,088
Expected weighted-average life (2) (in years)	2.4	2.2
Prepayment Speed assumption (2)(3) (annual rate)
First twelve months	38.8%	40.6%
Next twelve months	27.3%	27.8%
Thereafter	21.2%	21.2%
Impact on fair value of 10% adverse change	$(38,078)	$(37,240)
Impact on fair value of 20% adverse change	$(71,697)	$(70,217)
Residual cash flow discount rate (annual)	9.00%	8.50%
Impact on fair value of 10% adverse change	$(6,663)	$(5,645)
Impact on fair value of 20% adverse change	$(13,106)	$(10,818)

(1)	June 30, 2006 includes interest-only assets of $347,774 and reserve accounts of $23,896. March 31, 2006 includes interest-only assets of $322,176 and reserve accounts of $23,912.
(2)	Expected weighted average life and prepayment speed assumptions are based on the life of the securitization.
(3)	Represents Constant Prepayment Rate. Certain loans may require the payment of a fee if the borrower prepays the loan during the period up to three years after origination. The Bank uses a lower prepayment assumption during these periods.

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

Commitments and Contingencies. The Bank is obligated under recourse provisions related to the servicing of certain residential mortgage loans. At June 30, 2006 and March 31, 2006, recourse to the Bank under these arrangements totaled $3.3 million and $3.5 million, respectively.

In connection with the securitization and sale of certain payment option residential mortgage loans, the Bank is obligated to fund a portion of any “negative amortization,” resulting from of the borrowers electing their option to make monthly payments that are not sufficient to cover the interest accrued for the payment period. For each dollar of negative amortization funded by the Bank, the balances of certain highly-rated mortgage-backed securities received by the Bank as part of the securitization transaction increase accordingly. When the borrowers ultimately make the principal payments, the Bank receives its pro rata portion of those payments in cash, and the balances of those securities held by the Bank are reduced accordingly. During the three months ended June 30, 2006, the Bank funded $49.3 million of negative amortization under these obligations, and received $15.5 million in principal payments representing previously funded negative amortization.

There were no material commitments for capital expenditures at June 30, 2006.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

REAL ESTATE

The Real Estate Trust recorded operating income from continuing operations of $3.6 million in the quarter ended June 30, 2006 (the “2006 quarter”) compared to operating income from continuing operations of $1.5 million in the quarter ended June 30, 2005 (the “2005 quarter”). The change reflects improved operating results in the hotel portfolio, higher interest and other real estate income and higher equity earnings from unconsolidated entities partially offset by reduced operating results from the office and industrial portfolio, increased interest and debt amortization, depreciation, and advisory, management and leasing fees.

Income after direct operating expenses from hotels, which excludes two hotels which were sold during the current fiscal year, increased $5.2 million, or 41.5%, in the 2006 quarter from the level achieved in the 2005 quarter. Total revenue increased $12.2 million, or 43.0%, as the average room rate, exclusive of the hotel purchased in March 2006, for the hotel properties increased $9.93, or 8.5% and occupancy increased to 80.0% in the 2006 quarter from 77.6% in the 2005 quarter. This increase in the average room rate while also increasing the occupancy levels reflects the strong demand at the Real Estate Trust’s hotel properties, particularly the Northern Virginia and Florida properties. Room sales for the 2006 quarter increased $8.9 million, or 38.1%, from the 2005 quarter, while food, beverage and other sales increased $3.3 million, or 65.2%. The hotel purchased on November 1, 2005 contributed approximately $1.1 million to the increase in overall revenue. The hotel purchased on March 24, 2006 contributed approximately $8.0 million to the increase in overall revenue, this hotel type is distinctly different from the other hotels in the portfolio and accordingly its operating results are not included in the occupancy or the average room rate statistics above. Exclusive of the two hotels purchased and the two hotels sold during the fiscal 2006 period, revenues increased approximately $3.1 million, or 10.9%. Direct operating expenses increased $7.1 million, or 44.3%, reflecting increased operating costs, such as payroll costs, utility costs, hotel franchise and marketing costs and other operating costs associated with the increased hotel revenue. In addition, operating costs associated with the hotel purchased on March 24, 2006 are fully integrated into these quarterly results.

Income after direct operating expenses from office and industrial properties decreased $659,000, or 9.2%, in the 2006 quarter compared to the 2005 quarter. Total revenue decreased $121,000, or 1.2%, in the 2006 quarter. Occupancy levels have decreased slightly in the 2006 period from 92.3% at June 30, 2005 to 91.4% at June 30, 2006. Increased revenue generated by the Real Estate Trust’s metropolitan Washington, D.C. portfolio is offset by lower revenue and occupancy from its other office and industrial properties. In addition the Real Estate Trust acquired an approximately 12,000 square foot office building on May 25, 2005 which contributed revenue of $142,000 to the 2006 quarter while contributing revenue of $60,000 to the 2005 quarter. Direct operating expenses increased $538,000, or 19.2%, due to higher scheduled repair and maintenance costs, utilities and property taxes.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $175,000, or 43.6%, principally due to higher interest income in the quarter reflecting both higher interest rates on invested cash and increased cash balances in the 2006 quarter.

Land parcels and other expense increased $6,000, or 2.4%, in the 2006 quarter when compared to the 2005 quarter as a result of increased operating expenses at the Real Estate Trust’s other real estate properties, including the land parcels purchased in fiscal 2005.

Interest and amortization of debt expense increased $1.6 million in the 2006 quarter when compared to the 2005 quarter. The increase is due to higher line of credit interest of approximately $459,000, interest on the unsecured bridge loan of approximately $471,000 and increased mortgage interest, other interest and debt amortization of approximately $1.3 million, reflecting the Real Estate Trust’s refinancing activity during fiscal 2006. These increases were partially offset by increased capitalized interest of $426,000 and lower unsecured note interest of $179,000. The average balance of outstanding borrowings increased to $739.3 million in the 2006 quarter from $606.9 million in the 2005 quarter, reflecting higher mortgage balances, line of credit borrowings and the unsecured bridge loan borrowing which offset lower unsecured note balances. The average cost of borrowings decreased from 7.82% in the 2005 quarter to 7.32% in the 2006 quarter.

Depreciation expense increased $594,000, or 12.7%, reflecting recent hotel acquisitions and capital improvements in both the hotel and office and industrial portfolios that have been placed in service during fiscal 2006 and the prior fiscal year.

Advisory, management and leasing fees paid to related parties increased $674,000, or 18.9%, in the 2006 quarter when compared to the 2005 quarter. The advisory fee in the 2006 quarter increased $276,000 over the 2005 quarter due to a contractual increase in the monthly payments. The remainder of the increase, totaling $398,000, was due mainly to higher hotel management fees reflecting the 43.0% increase in hotel revenue.

General and administrative expense increased $35,000, or 5.5%, in the 2006 quarter compared to the 2005 quarter. The increase is due mainly to a slight increase in legal fees during the quarter.

Equity in earnings of unconsolidated entities reflected net earnings of $2.4 million in the 2006 quarter as compared to $2.1 million in the 2005 quarter, an increase of $300,000, or 16.4%. Earnings from Saul Holdings Partnership and Saul Centers were higher by $479,000 in the 2006 quarter primarily due to increases in operating income generated as a result of the acquisition, development and redevelopment activity of those entities. Losses from other investments totaled $263,000 in the 2006 quarter compared to $125,000 in the 2005 quarter. These losses are a result of a write-down of a non-public investment accounted for under the equity method.

There was no income from operations of discontinued real estate assets for the 2006 quarter.

Income from operations of discontinued real estate assets totaled $56,000 for the 2005 quarter. Included in this amount is operating income of approximately $60,000 from the other real estate asset which was sold in February 2006, combined operating losses of approximately $5,000 for the two hotels sold in fiscal 2006 and the hotel sold in fiscal 2004 and $1,000 of operating income from an other real estate asset sold in January 2005.

BANKING

Overview. The Bank recorded operating income of $42.1 million for the three months ended June 30, 2006 (the “2006 quarter”), compared to operating income of $23.8 million for the three months ended June 30, 2005 (the “2005 quarter”). The increase in operating income reflects increases in servicing, securitization and mortgage banking income and net interest income. Partially offsetting the increase in operating income were increases in salaries and employee benefits expenses and other operating expenses.

Net Interest Income. Net interest income, before the provision for loan losses, increased $11.4 million (or 12.1%) in the 2006 quarter. The Bank recorded $0.1 million of interest income on non-accrual and restructured loans during the 2006 quarter. The Bank would have recorded additional interest income of $0.4 million during the 2006 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Three Months Ended June 30,
	2006			2005
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$11,345,742	$170,902	6.03%	$11,254,711	$138,584	4.93%
Mortgage-backed securities	881,177	11,016	5.00	526,100	5,691	4.33
Federal funds sold and securities purchased under agreements to resell	62,198	795	5.11	80,055	590	2.95
Trading securities	6,788	98	5.77	4,196	63	6.01
Investment securities	201,083	1,768	3.52	200,702	1,317	2.62
Other interest-earning assets	211,200	3,187	6.04	234,944	2,464	4.20

Total	12,708,188	187,766	5.91	12,300,708	148,709	4.84

Noninterest-earning assets:
Cash	478,975			357,643
Real estate held for investment or sale	24,673			21,939
Property and equipment, net	573,414			511,308
Automobiles subject to lease, net	93,875			261,574
Goodwill and other intangible assets, net	39,433			23,962
Other assets	717,827			747,898

Total assets	$14,636,385			$14,225,032

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,421,869	1,603	0.26	$2,386,672	1,298	0.22
Savings deposits	1,068,659	1,225	0.46	1,228,602	865	0.28
Time deposits	2,975,073	30,039	4.04	2,073,714	13,915	2.68
Money market deposits	2,507,975	14,171	2.26	2,458,374	9,434	1.53

Total deposits	8,973,576	47,038	2.10	8,147,362	25,512	1.25
Borrowings	3,044,419	35,095	4.61	3,466,202	28,960	3.34

Total liabilities	12,017,995	82,133	2.73	11,613,564	54,472	1.88

Noninterest-bearing items:
Noninterest-bearing deposits	1,428,767			1,409,845
Other liabilities	252,107			282,549
Minority interest	175,391			175,391
Stockholders’ equity	762,125			743,683

Total liabilities and stockholders’ equity	$14,636,385			$14,225,032

Net interest income		$105,633			$94,237

Net interest spread (2)			3.18%			2.96%

Net yield on interest-earning assets (3)			3.32%			3.06%

Interest-earning assets to interest-bearing liabilities			105.74%			105.92%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals the weighted average yield on total interest-earning assets minus the weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 Increase (Decrease) Due to Change in
	Volume (1)	Rate (1)	Total Change
Interest income:
Loans (2)	$1,130	31,188	$32,318
Mortgage-backed securities	4,327	998	5,325
Securities purchased under agreements to resell	(760)	965	205
Trading securities	51	(16)	35
Investment securities	3	448	451
Other interest-earning assets	(1,484)	2,207	723

Total interest income	3,267	35,790	39,057

Interest expense:
Deposit accounts	2,815	18,711	21,526
Borrowings	(19,861)	25,996	6,135

Total interest expense	(17,046)	44,707	27,661

Increase (decrease) in net interest income	$20,313	$(8,917)	$11,396

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in the 2006 quarter increased $39.1 million (or 26.3%) from the 2005 quarter primarily as a result of higher average yields on loans receivable. Also contributing to the increased income was an increase in interest income on mortgage-backed securities caused by higher average balances.

The Bank’s net interest spread increased to 3.18% in the 2006 quarter from 2.96% in the 2005 quarter. The 22 basis point increase was primarily the result of a 107 basis point increase in the average yield on loans which was partially offset by an 85 basis point increase in the cost of deposits and borrowings. The ratio of average interest-earning assets to average interest-bearing liabilities decreased slightly to 105.74% for the 2006 quarter compared to 105.92% for the 2005 quarter.

Interest income on loans, the largest category of interest-earning assets, increased to $170.9 million for the 2006 quarter from $138.6 million for the 2005 quarter, an increase of 23.3%, primarily because of higher average yields. The average yield on the loan portfolio increased to 6.03% from 4.93% from the 2005 quarter, reflecting increases in the various indices on which interest rates of adjustable rate loans are based. Interest income on residential mortgage loans increased $19.7 million primarily due to a 96 basis point increase in the average yield (to 5.52% from 4.56%) during the 2005 quarter. Higher average yields on home equity loans resulted in a $5.5 million (or 22.7%) increase in interest income on those loans. Higher average balances of and average yields on commercial loans and residential construction loans resulted in a $4.2 million (or 30.7%) and a $4.8 million (or 98.7%) increase in interest income on those loans, respectively. Lower average balances of automobile loans resulted in a $1.6 million (or 51.4%) decrease in interest income on those loans.

Interest income on mortgage-backed securities increased $5.3 million (or 93.6%) due to a $355.1 million increase in average balances and an increase in the average yields on those securities to 5.00% from 4.33%.

Interest expense on deposits increased $21.5 million (or 84.4%) during the 2006 quarter. The increase resulted primarily from an 85 basis point increase in the average rate on deposits (to 2.10% from 1.25%) due to increased rates paid by the Bank in response to higher market interest rates. An $826.2 million increase in average deposit balances also contributed to the increase in interest expense.

Interest expense on borrowings increased $6.1 million (or 21.2%) in the 2006 quarter compared to the 2005 quarter. Interest expense on advances from the FHLB of Atlanta increased $3.9 million (or 16.4%) due primarily to higher average rates paid on the advances which were partially offset by lower average balances. Interest expense on other borrowings increased $2.3 million (or 215.9%) due to higher average balances and higher average rates paid on those borrowings.

Provision for Loan Losses. During the 2006 quarter, the Bank recorded a credit for loan losses of $5.8 million, compared to a credit for loan losses of $4.2 million in the 2005 quarter. The increased credit reflects the continued improvement in the overall credit quality of the Bank’s loan portfolio resulting from further declines in the remaining subprime automobile and indirect consumer loan portfolios. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income increased to $115.2 million in the 2006 quarter from $93.5 million in the 2005 quarter. The $21.7 million (or 23.2%) increase was primarily attributable to increases in servicing, securitization and mortgage banking income and deposit servicing fees. Those increases were partially offset by a decrease in automobile rental income.

Servicing, securitization and mortgage banking income increased to $57.2 million in the 2006 quarter, from $23.4 million in the 2005 quarter, a 144.6% increase. During the 2006 quarter, the Bank securitized and/or sold $1.7 billion of loans and recognized gains of $36.2 million. During the quarter ended June 30, 2005, the Bank securitized and/or sold $1.7 billion of loans and recognized gains of $44.8 million. The Bank recorded a fair value write-down on its interest-only assets of $5.7 million during the current quarter compared to $53.9 million in the prior corresponding quarter.

Automobile rental income decreased to $7.4 million in the 2006 quarter from $19.1 million in the prior corresponding quarter, a 61.2% decrease. The $11.7 million decrease resulted primarily from a $167.7 million (or 64.1%) decrease in average outstanding leases as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Deposit servicing fees increased $2.8 million (or 8.0%) during the quarter ended June 30, 2006 primarily due to fees generated from the continued expansion of the Bank’s branch and ATM network.

Operating Expenses. Operating expenses during the 2006 quarter increased $16.5 million (or 9.8%) from the 2005 quarter. The increase was largely due to increases in other operating expenses and salaries and employee benefits, which were partially offset by a reduction in servicing assets amortization and other loan expenses and depreciation and amortization.

Salaries and employee benefits increased $12.8 million (or 19.2%) in the 2006 quarter due primarily to the increased number of retail branches and the increased number of hours those branches are open.

Servicing assets amortization and other loan expenses decreased to $25.4 million in the 2006 quarter from $35.9 million in the 2005 quarter. During the 2006 quarter, the Bank recorded a $2.6 million recovery in its mortgage servicing rights valuation allowance, compared to a $16.3 million provision in mortgage servicing rights valuation allowance in the 2005 quarter. The decrease in expenses was partially offset by a $7.6 million increase in the amortization of previously capitalized servicing rights.

Depreciation and amortization expense decreased $8.1 million (or 33.6%) in the current quarter. Depreciation expense related to automobiles subject to lease decreased $8.9 million, to $4.3 million for the 2006 quarter, due to lower levels of outstanding leases resulting from the Bank’s prior decision to discontinue origination of automobile leases.

Other expenses increased $16.9 million (or 109.0%) in the current quarter primarily because the Bank settled for $16.1 million a lawsuit related to its former credit card operations. See Note 15 – Litigation.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2006 COMPARED TO NINE MONTHS ENDED JUNE 30, 2005

REAL ESTATE

The Real Estate Trust recorded operating income from continuing operations of $2.0 million in the nine months ended June 30, 2006 (the “2006 period”) compared to an operating loss from continuing operations of $4.8 million in the nine months ended June 30, 2005 (the “2005 period”). The change reflects improved operating results in the hotel portfolio, higher interest and other real estate income, higher equity earnings from unconsolidated entities and the gain recognized on a land condemnation partially offset by increased interest and debt amortization, depreciation, and advisory, management and leasing fees.

Income after direct operating expenses from hotels, which excludes two hotels which were sold during the current fiscal year, increased $8.8 million, or 29.7%, in the 2006 period from the level achieved in the 2005 period. Total revenue increased $20.0 million, or 26.9%, as the average room rate, exclusive of the hotel purchased in March 2006, for the hotel properties increased $13.47, or 12.0% as occupancy levels remained constant at 70.1% in both periods. This increase in average room rate while maintaining occupancy levels reflects the strong demand at the Real Estate Trust’s hotel properties, particularly the Northern Virginia and Florida properties. Room sales for the 2006 period increased $15.4 million, or 25.4%, from the 2005 period, while food, beverage and other sales increased $4.6 million, or 33.7%. The hotel purchased on November 1, 2005 contributed approximately $2.7 million to the increase in overall revenue. The hotel purchased on March 24, 2006 contributed approximately $8.5 million to the increase in overall revenue, this hotel type is distinctly different from the other hotels in the portfolio and accordingly its operating results are not included in the occupancy or the average room rate statistics above. Exclusive of the two hotels purchased and the two hotels sold during the 2006 period, revenues increased approximately $8.8 million, or 11.9%. Direct operating expenses increased $11.1 million, or 25.0%, reflecting increased operating costs, such as payroll costs, utility costs, hotel franchise and marketing costs and other operating costs associated with the increased hotel revenue. In addition, operating costs associated with the hotel purchased on March 24, 2006 are fully integrated into hotel operating results as of the day of purchase.

Income after direct operating expenses from office and industrial properties decreased $105,000, or 0.5%, in the 2006 period compared to the 2005 period. Total revenue increased $785,000, or 2.7%, in the 2006 period. Occupancy levels have decreased slightly in the 2006 period from 92.3% at June 30, 2005 to 91.4% at June 30, 2006. Increased revenue generated by the Real Estate Trust’s metropolitan Washington, D.C. portfolio is slightly offset by lower revenue and occupancy from its other office and industrial properties. In addition the Real Estate Trust acquired an approximately 12,000 square foot office building on May 25, 2005 which contributed revenue of $447,000 to the 2006 period while contributing revenue of $60,000 to the 2005 period. Direct operating expenses increased $890,000, or 10.1%, due to higher scheduled repair and maintenance costs, utilities and property taxes.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $467,000, or 46.3%, principally due to higher interest income in the period reflecting both higher interest rates on invested cash and increased cash balances in the 2006 period and the receipt of approximately $120,000 from the Virginia Department of Transportation as an initial payment for the granting of various easements relating to a land parcel in Northern Virginia.

Land parcels and other expense increased $108,000, or 14.2%, in the 2006 period when compared to the 2005 period as a result of increased operating expenses at the Real Estate Trust’s other real estate properties, including the land parcels purchased in fiscal 2005.

Interest and amortization of debt expense increased $1.8 million in the 2006 period when compared to the 2005 period. Included in the 2006 period is a write-off of unamortized debt costs of $106,000 associated with the early pay-off of a mortgage that had secured six operating properties and a defeasance premium of $829,000 associated with the payoff of the mortgage assumed by the Real Estate Trust with the November 1, 2005 hotel property purchase. In addition to these one-time charges other increases included additional line of credit interest of approximately $786,000, interest on the unsecured bridge loan of approximately $597,000 and increased mortgage interest, other interest and debt amortization of approximately $500,000 which were partially offset by increased capitalized interest of $712,000 and lower unsecured note interest of $312,000. The average balance of outstanding borrowings increased to $655.7 million in the 2006 period from $610.6 million in the 2005 period, due to higher mortgage balances, line of credit borrowings and the unsecured bridge loan borrowing which offset lower unsecured note balances. The average cost of borrowings decreased from 7.84% in the 2005 period to 7.51% in the 2006 period.

Depreciation expense increased $949,000, or 6.8%, reflecting recent hotel acquisitions and capital improvements in both the hotel and office and industrial portfolios that have been placed in service during the 2006 period and the prior fiscal year.

Advisory, management and leasing fees paid to related parties increased $1.5 million, or 14.5%, in the 2006 period when compared to the 2005 period. The advisory fee in the 2006 period increased $600,000 over the 2005 period due to a contractual increase in the monthly payments. The remainder of the increase, totaling approximately $900,000, was due mainly to higher hotel management fees reflecting the 26.9% increase in hotel revenue.

General and administrative expense remained relatively stable, decreasing $35,000, or 1.5%, in the 2006 period compared to the 2005 period.

Equity in earnings of unconsolidated entities reflected net earnings of $7.3 million in the 2006 period as compared to $5.8 million in the 2005 period, an increase of $1.5 million, or 25.1%. Earnings from Saul Holdings Partnership and Saul Centers were higher by $1.6 million in the 2006 period primarily due to increases in operating income generated as a result of the acquisition, development and redevelopment activity of those entities. Losses from other investments totaled $503,000 in the 2006 period compared to $404,000 in the 2005 period. These losses are a result of a write-down of a non-public investment accounted for under the equity method.

In February 2006, the Real Estate Trust was notified that a 3.71 acre parcel of land had been condemned by the Virginia Department of Transportation. Proceeds of approximately $708,000 were placed in escrow and are immediately available to the Real Estate Trust. An initial gain of $416,000 was recorded.

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

Loss from operations of discontinued real estate assets totaled $1.9 million for the 2005 period. Included in the loss from operations for the 2005 period is an operating loss of $1.2 million for the two hotels referenced above and an operating loss of $1.8 million for a hotel that was sold in December 2004. Included in the $1.8 million operating loss is $1.6 million of costs associated with the defeasance of the mortgage which the hotel property secured, including a $1.5 million prepayment premium and an additional loss of $17,000 which reflects the difference between the actual loss on the sale of the hotel property and the estimated loss recorded in fiscal 2004. Also included in the 2005 period net loss is operating income of approximately $223,000 associated with the other real estate property sold in February 2006 and an approximately $900,000 gain on sale and $12,000 operating income from an other real estate asset sold in January 2005.

BANKING

Overview. The Bank recorded operating income of $105.6 million for the nine months ended June 30, 2006 (the “2006 period”), compared to operating income of $164.4 million for the nine months ended June 30, 2005 (the “2005 period”). The decrease in operating income reflects decreases in servicing, securitization and mortgage banking income and automobile rental income, as well as increases in salaries and employee benefits, servicing assets amortization and other loan expenses and other operating expenses. An increase in net interest income and a decrease in depreciation and amortization partially offset the decreased income. Primarily as a result of higher residential mortgage loan prepayments, and anticipation that prepayment levels will remain high in the short-term as a result of the relatively small differential between short- and long-term interest rates, the Bank increased its prepayment speed assumptions and reduced the carrying value of its interest-only strips receivable and servicing assets which are included on the Condensed Consolidated Statement of Operations in servicing, securitization and mortgage banking income and servicing assets amortization and other loan expenses, respectively, in the 2006 period.

Net Interest Income. Net interest income, before the provision for loan losses, increased $45.3 million (or 16.9%) in the 2006 period. The Bank recorded $0.2 million of interest income on non-accrual and restructured loans during the 2006 period. The Bank would have recorded additional interest income of $1.2 million during the 2006 period if non-accrual assets and restructured loans had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Nine Months Ended June 30,
	2006			2005
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$11,372,902	$496,483	5.82%	$10,934,893	$382,083	4.66%
Mortgage-backed securities	845,938	28,810	4.54	475,095	15,746	4.42
Federal funds sold and securities purchased under agreements to resell	74,908	2,531	4.51	82,787	1,528	2.46
Trading securities	6,409	321	6.68	5,967	251	5.61
Investment securities	201,663	5,186	3.43	176,718	3,415	2.58
Other interest-earning assets	215,234	8,783	5.44	228,125	6,394	3.74

Total	12,717,054	542,114	5.68	11,903,585	409,417	4.59

Noninterest-earning assets:
Cash	414,893			337,362
Real estate held for investment or sale	21,440			21,702
Property and equipment, net	554,702			506,490
Automobiles subject to lease, net	129,713			322,870
Goodwill and other intangible assets, net	38,694			23,984
Other assets	714,747			680,119

Total assets	$14,591,243			$13,796,112

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,396,725	4,484	0.25	$2,306,141	3,729	0.22
Savings deposits	1,095,402	3,276	0.40	1,217,672	2,552	0.28
Time deposits	2,772,533	78,466	3.77	1,955,564	35,129	2.40
Money market deposits	2,516,458	39,139	2.07	2,432,281	23,293	1.28

Total deposits	8,781,118	125,365	1.90	7,911,658	64,703	1.09
Borrowings	3,203,468	104,018	4.33	3,358,838	77,278	3.07

Total liabilities	11,984,586	229,383	2.55	11,270,496	141,981	1.68

Noninterest-bearing items:
Noninterest-bearing deposits	1,417,288			1,344,980
Other liabilities	256,604			284,200
Minority interest	175,391			175,391
Stockholders’ equity	757,374			721,045

Total liabilities and stockholders’ equity	$14,591,243			$13,796,112

Net interest income		$312,731			$267,436

Net interest spread (2)			3.13%			2.91%

Net yield on interest-earning assets (3)			3.28%			3.00%

Interest-earning assets to interest-bearing liabilities			106.11%			105.62%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals the weighted average yield on total interest-earning assets minus the weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005 Increase (Decrease) Due to Change in (1)
	Volume	Rate	Total Change
Interest income:
Loans (2)	$15,833	98,567	$114,400
Mortgage-backed securities	12,618	446	13,064
Federal funds sold and securities purchased under agreements to resell	(245)	1,248	1,003
Trading securities	20	50	70
Investment securities	530	1,241	1,771
Other interest-earning assets	(594)	2,983	2,389

Total interest income	28,162	104,535	132,697

Interest expense:
Deposit accounts	7,792	52,870	60,662
Borrowings	(5,865)	32,605	26,740

Total interest expense	1,927	85,475	87,402

Increase in net interest income	$26,235	$19,060	$45,295

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in the 2006 period increased $132.7 million (or 32.4%) from the 2005 period primarily as a result of higher average yields on and, to a lesser extent, higher average balances of, loans receivable. Also contributing to the increased interest income was an increase in interest income on mortgage-backed securities caused by higher average balances.

The Bank’s net interest spread increased to 3.13% in the 2006 period from 2.91% in the 2005 period. The 22 basis point increase was primarily the result of a 116 basis point increase in the average yield on loans which was partially offset by an 87 basis point increase in the cost of deposits and borrowings. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 106.11% for the 2006 period compared to 105.62% for the 2005 period.

Interest income on loans, the largest category of interest-earning assets, increased to $496.5 million for the 2006 period from $382.1 million for the 2005 period because of higher average balances and average yields of loans receivable. The average yield on the loan portfolio increased to 5.82% from 4.66% from the 2005 period, reflecting increases in the various indices on which interest rates of adjustable rate loans are based. Interest income on residential mortgage loans increased $76.6 million due to $374.7 million of higher average balances as well as a 107 basis point increase in the average yield (to 5.38% from 4.31%) during the 2006 period. Also contributing to the increased interest income on loans were higher average yields of home equity loans, which resulted in a $19.5 million (or 29.4%) increase in interest income on those loans. Higher average balances of and higher average yields on commercial loans and residential construction loans resulted in a $13.3 million (or 35.3%) and a $12.5 million (or 104.8%) increase in interest income on those loans, respectively. Lower average yields and lower average balances of automobile loans resulted in a $6.6 million (or 54.6%) decrease in interest income on those loans.

Interest income on mortgage-backed securities increased $13.1 million (or 83.0%) primarily due to an increase in the average balance of those securities, and to a lesser extent, an increase in the average interest yields on those securities to 4.54% from 4.42%.

Interest expense on deposits increased $60.7 million (or 93.8%) during the 2006 period. The increase resulted primarily from an 81 basis point increase in the average rate on deposits (to 1.90% from 1.09%) due to increased rates paid by the Bank in response to higher market interest rates. An $869.5 million increase in average deposit balances also contributed to the increase in interest expense.

Interest expense on borrowings increased $26.7 million (or 34.6%) in the 2006 period compared to the 2005 period. Interest expense on advances from the FHLB of Atlanta increased $16.6 million (or 25.9%) due primarily to higher average rates paid on the advances which was partially offset by lower average balances. Higher average balances of and higher average rates paid on other borrowings increased interest expense by $6.8 million on those borrowings.

Provision for Loan Losses. During the 2006 period, the Bank recorded a credit for loan losses of $7.6 million, compared to a credit for loan losses of $8.7 million in the 2005 period. The credits reflect the continued improvement in the overall credit quality of the Bank’s loan portfolio resulting from further declines in the remaining subprime automobile and indirect consumer loan portfolios. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income decreased to $297.7 million in the 2006 period from $352.5 million in the 2005 period. The $54.8 million (or 15.6%) decrease was primarily attributable to decreases in servicing, securitization and mortgage banking income and automobile rental income. Those decreases were partially offset by an increase in deposit servicing fees.

Servicing, securitization and mortgage banking income decreased to $118.4 million in the 2006 period, from $147.2 million in the 2005 period, a 19.6% decrease. During the 2006 period, the Bank securitized and/or sold $4.3 billion of loans and recognized gains of $97.2 million. During the 2005 period the Bank securitized and/or sold $4.9 billion of loans and recognized gains of $146.2 million. The Bank recorded a fair value write-down on its interest-only assets of $74.6 million during the current period compared to $76.3 million in the prior corresponding period.

Automobile rental income decreased to $30.0 million in the 2006 period from $66.6 million in the prior corresponding period. The $36.6 million decrease resulted primarily from a $193.2 million (or 59.8%) decrease in average outstanding leases as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Deposit servicing fees increased $6.0 million (or 6.0%) in the 2006 period primarily due to fees generated from the continued expansion of the Bank’s branch and ATM network.

Operating Expenses. Operating expenses during the 2006 period increased $48.2 million from the 2005 period. The increase was largely due to increases in salaries and employee benefits, servicing assets amortization and other loan expenses and other operating expenses which were partially offset by a reduction in depreciation and amortization.

Salaries and employee benefits increased $35.0 million (or 17.8%) in the 2006 period due primarily to the increased number of retail branches and the increased number of hours those branches are open.

Servicing assets amortization and other loan expenses increased to $73.1 million in the 2006 period from $66.2 million in the 2005 period. The increase resulted primarily from an increase in servicing assets amortization to $60.2 million for the 2006 period compared to $43.0 million for the 2005 period. Partially offsetting this increase, during the 2006 period, the Bank recorded a $0.1 million recovery in its mortgage servicing rights valuation allowance, compared to a $13.3 million provision in mortgage servicing rights valuation allowance in the 2005 period.

Depreciation and amortization expense decreased $27.5 million (or 33.6%) in the current quarter. Depreciation expense related to automobiles subject to lease decreased $29.9 million, to $20.1 million for the 2006 period, due to lower levels of outstanding leases resulting from the Bank’s prior decision to discontinue origination of those leases.

Other expenses increased $18.8 million (or 39.7%) in the current period primarily because the Bank settled for $16.1 million a lawsuit related to its former credit card operations. See Note 15 – Litigation.

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

The Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of June 30, 2006. Based on the foregoing, the Company’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2006.

During the three months ended June 30, 2006 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

B. F. SAUL REAL ESTATE INVESTMENT TRUST
(Registrant)

Date: August 11, 2006	/s/ Stephen R. Halpin, Jr.
Stephen R. Halpin, Jr.
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2006	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)