Form 10-K
period 2006-09-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2006-12-19
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐    No  ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was requires to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

There were no Common Shares of Beneficial Interest held by non-affiliates of the registrant as of March 31, 2006.

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of December 19, 2006 was 4,807,510.

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

The principal business activities of the Trust are the ownership of 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. (“Chevy Chase” or the “Bank”), whose assets accounted for 96% of the Trust’s consolidated assets at September 30, 2006, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in Chevy Chase, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the Office of Thrift Supervision, also know as “OTS.” See “Banking—Holding Company Regulation.”

The Trust recorded net income of $57.0 million in the fiscal year ended September 30, 2006, compared to a net income of $73.6 million in the fiscal year ended September 30, 2005.

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

BANKING

Chevy Chase Bank, F.S.B., referred to in this document as “Chevy Chase” or the “Bank,” is a federally chartered and federally insured stock savings bank which at September 30, 2006 was conducting business from 265 full-service branch offices, including 54 grocery store banking centers, and more than 1,000 automated teller machines in Maryland, Delaware, Virginia and the District of Columbia. The Bank’s home office is in McLean, Virginia and its executive offices are in Bethesda, Maryland, both suburban communities of Washington, DC. The Bank either directly or through a wholly owned subsidiary also maintains two commercial loan production offices located in Baltimore, Maryland and Northern Virginia and seven mortgage loan production offices in the mid-Atlantic region. In addition, the Bank uses third party originators to supplement its direct origination of loans. At September 30, 2006, the Bank had total assets of $14.2 billion, total deposits of $10.4 billion and total stockholders’ equity of $790.2 million. Based on total assets at September 30, 2006, Chevy Chase is the largest full-service bank headquartered in the Washington, DC metropolitan area.

Chevy Chase is a consumer oriented, full-service banking institution principally engaged in the business of attracting deposits from the public and using those deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and other consumer loans. The Bank also has an active commercial lending program. During the past year, the Bank began offering small business loans through its deposit branches. The Bank’s principal deposit and retail lending markets are located in the Washington, DC metropolitan area. The Bank’s wholesale activities include the acquisition of loans through third party originators. As a complement to its basic deposit and lending activities, the Bank provides related financial services to its customers, including securities brokerage and insurance products offered through its subsidiaries. In addition, the Bank offers a variety of investment products and provides fiduciary services to a primarily institutional customer base through its subsidiary, ASB Capital Management LLC, and to a primarily high net worth customer base through another subsidiary, Chevy Chase Trust Company.

The Bank seeks to capitalize on its status as the largest full-service bank headquartered in the Washington, DC metropolitan area by expanding its community banking operations. Accordingly, the Bank continues to build its branch and alternative delivery systems, to maintain and expand its mortgage banking operations, and to offer a broad range of consumer products, including home equity loans and lines of credit and other consumer loans. In addition, the Bank continues to emphasize its commercial banking program, with a focus on businesses operating in the Washington, DC metropolitan area. The Bank also continues to further develop the fee-based services it provides to customers, including securities brokerage, trust, asset management and insurance products offered through its subsidiaries.

Chevy Chase recorded operating income of $138.8 million for the year ended September 30, 2006, compared to operating income of $189.7 million for the year ended September 30, 2005. At September 30, 2006, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.15%, 6.15%, 9.12% and 11.21%, respectively. The Bank’s regulatory capital ratios exceeded the standards established for “well-capitalized” institutions under the prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, also known as “FDICIA.”

Chevy Chase is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the “OTS”) and, to a lesser extent, by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s deposit accounts are insured by the FDIC up to $100,000 per insured depositor and up to $250,000 for certain retirement accounts.

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

The following tables set forth, at and for the periods indicated, certain information regarding the properties in the Real Estate Trust’s investment portfolio at September 30, 2006.

Hotels

	Name	Rooms (1)	Average Occupancy (2)			Average Room Rate
			Year Ended September 30,			Year Ended September 30,
Location			2006	2005	2004	2006	2005	2004
FLORIDA
Boca Raton	Boca Raton SpringHill Suites	146	72%	75%	64%	$102.43	$88.46	$79.78
Boca Raton	Boca Raton TownePlace Suites	91	71%	79%	73%	$106.32	$83.04	$68.70
Ft. Lauderdale	Ft. Lauderdale TownePlace Suites	95	72%	80%	83%	$99.99	$81.41	$65.20
MARYLAND
Gaithersburg	Gaithersburg Holiday Inn	300	68%	68%	63%	$91.71	$87.03	$82.91
Gaithersburg	Gaithersburg TownePlace Suites	91	68%	70%	78%	$101.36	$92.08	$77.63
MICHIGAN
Auburn Hills	Auburn Hills Holiday Inn Select	190	67%	62%	63%	$98.92	$97.92	$99.54
VIRGINIA
Arlington	National Airport Crowne Plaza	308	67%	65%	65%	$156.17	$137.10	$129.50
Arlington	National Airport Holiday Inn	280	70%	68%	70%	$130.51	$120.03	$95.25
Herndon	Herndon Holiday Inn Express	115	79%	74%	71%	$113.91	$104.27	$89.69
McLean	Tysons Corner Courtyard	229	77%	74%	74%	$162.32	$151.02	$135.36
McLean	Tysons Corner Holiday Inn	316	68%	65%	60%	$140.33	$124.22	$106.07
Sterling	Dulles Airport Hampton Inn	123	78%	74%	71%	$117.55	$114.97	$87.90
Sterling	Dulles Airport Holiday Inn	297	73%	70%	70%	$122.94	$113.90	$89.27
Sterling	Dulles Airport TownePlace Suites	95	67%	72%	87%	$119.97	$111.16	$74.42
Sterling	Cascades Marketplace Hampton Inn	152	73%	72%	78%	$114.74	$113.30	$90.48
Sterling	Dulles South Hampton Inn (3)	137	68%	—	—	$109.87	—	—
WASHINGTON, D.C.	The Hay Adams (4)	145	79%	—	—	$401.64	—	—
PROPERTIES SOLD
Cincinnati	Cincinnati Holiday Inn (5)	—	49%	49%	51%	—	$70.12	$71.05
Rochester	Rochester Airport Holiday Inn (6)	—	65%	65%	62%	—	$73.32	$71.66
Pueblo	Pueblo Holiday Inn (7)	—	—	—	50%	—	—	$58.12

		3,110	70%	68%	66%	$128.88	$106.81	$91.67

(1)	Available rooms as of September 30, 2006.

(2)	Average occupancy is calculated by dividing the rooms occupied by the rooms available.

(3)	Asset acquired November 1, 2005

(4)	Asset acquired March 24, 2006.

(5)	Asset sold January 19, 2006.

(6)	Asset sold December 16, 2005.

(7)	Asset sold December 9, 2004.

Office and Industrial

Location	Name	Gross Leasable Area (1)	Leasing Percentages			Expiring Leases (1)
			September 30,			Year Ending September 30,
			2006	2005	2004	2007		2008
FLORIDA
Fort Lauderdale	Commerce Center—Phase II	61,149	100%	92%	82%	22,249		1,814
GEORGIA
Atlanta	900 Circle 75 Parkway	345,502	87%	84%	82%	73,232		49,960
Atlanta	1000 Circle 75 Parkway	89,412	88%	87%	84%	10,711		3,881
Atlanta	1100 Circle 75 Parkway	269,049	83%	90%	91%	95,924		22,501
MARYLAND
Bethesda	8001 Wisconsin Avenue (3)	12,131	100%	100%	—	2,250		4,060
Laurel	Sweitzer Lane	150,020	100%	100%	100%	NONE		NONE
VIRGINIA
McLean	8201 Greensboro Drive	360,854	98%	99%	93%	24,781		71,011
McLean	Tysons Park Place	247,581	91%	96%	91%	12,451		25,195
Sterling	Dulles North	59,886	100%	100%	100%	NONE		12,802
Sterling	Dulles North Two	79,210	90%	100%	100%	1.800		NONE
Sterling	Dulles North Four	100,207	100%	100%	100%	100,207		NONE
Sterling	Dulles North Five	80,391	100%	100%	100%	NONE		NONE
Sterling	Dulles North Six	53,517	100%	100%	100%	NONE		NONE
Sterling	Loudoun Tech I	81,238	75%	24%	24%	NONE		NONE

	Totals	1,990,147	92%	91%	89%	343,605	(2)	191,224	(2)

(1)	Square feet

(2)	Represents 17.3% and 9.6%, respectively, of the Real Estate Trust’s office and industrial portfolio in terms of square footage as of September 30, 2006.

(3)	Acquired May 25, 2005.

Land Parcels

Location	Name	Acres	Zoning
FLORIDA Boca Raton Fort Lauderdale	Arvida Park of Commerce Commerce Center	6.5 1.6	Mixed Use Office, Warehouse
GEORGIA Atlanta	Circle 75 (1)	96.6	Residential, Office, Industrial
KANSAS Overland Park	Overland Park	136.6	Residential, Office, Retail
MICHIGAN Auburn Hills	Auburn Hills Holiday Inn	0.5	Commercial
VIRGINIA Ashburn McLean Sterling Sterling Sterling	Ashburn Village (2) Park Place II (1) Cedar Green Church Road Sterling Boulevard (1)	88.4 3.8 10.2 32.0 9.4	Mixed use Office, Industrial Commercial Office, Industrial Hotel, Industrial
Sterling	Loudoun Tech II (2)	7.4	Commercial

	Total	393.0

(1)	Development commenced on a portion of the property in fiscal 2006 and the applicable value of the land was transferred to Construction in Progress.

(2)	Purchased in fiscal 2005

Other Real Estate Investments

PURCHASE-LEASEBACK PROPERTIES (1)

APARTMENTS

Location	Name	Number of Units
TENNESSEE
Knoxville	Country Club	232

SHOPPING CENTERS

Location	Name	Gross Leasable Area (2)
GEORGIA
Warner Robbins	Houston Mall	264,000

(1)	The Real Estate Trust owns the land under certain income-producing properties and receives fixed ground rent, which is subject to periodic escalation, from the owners of the improvements. In certain instances, the Real Estate Trust also receives percentage rent based upon the income generated by the properties.

(2)	Square feet.

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

As of September 30, 2006, the Real Estate Trust owned, directly or through one of its wholly owned subsidiaries, 4,721,000 shares of Saul Centers representing 27.5% of the company’s outstanding common stock.

As of September 30, 2006 the Real Estate Trust owned, directly or through one of its wholly owned subsidiaries, 4,378,000 units of limited partnership interests in Saul Holdings, representing a 19.4% limited partnership interest. The Real Estate Trust owns rights enabling it to convert its limited partnership interests in Saul Holdings into shares of Saul Centers’ common stock on the basis of one share of Saul Centers’ common stock for each partnership unit. However, under the terms of the limited partnership agreement of Saul Holdings Limited Partnership, at the current time, the units may not be converted into shares of Saul Centers’ common stock because the conversion would cause the Real Estate Trust and certain affiliates of the Trust to beneficially own collectively greater than 24.9% of the value of the outstanding equity securities of Saul Centers.

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

OTS supervision of the Holding Companies includes a review of the adequacy of the Holding Companies’ capital, their level of debt, and their ability to fund outstanding debt obligations, and OTS guidance suggests that particular scrutiny will be given to holding companies that, like the Holding Companies, are engaged in real estate activities.

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

BANKING

Regulation

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, which is one of 12 FHLBs administered by the Federal Housing Finance Board, an independent agency within the executive branch of the federal government. The FHLBs serve as central credit facilities for their members. Their primary credit mission is to facilitate residential mortgage lending and support community and economic development activity in rural and urban communities. The Bank regularly obtains advances from the FHLB of Atlanta. At September 30, 2006, the Bank had outstanding advances of $1.3 billion. See Note 23 to the Consolidated Financial Statements in this report and “Deposits and Other Sources of Funds – Borrowings.”

As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in that bank in an amount equal to the greater of:

•	1.0% of mortgage-related assets;

•	$500; or

•	5.0% of outstanding advances.

The Bank had an investment of $85.4 million in the capital stock of the FHLB of Atlanta at September 30, 2006. The Bank earned dividends on that stock of $7.0 million and $6.1 million during the years ended September 30, 2006 and 2005, respectively. In March 2006, the Federal Housing Finance Board proposed regulations that would impose new limits on a FHLB’s ability to issue capital stock and pay dividends. Under the proposal, FHLBs would be prevented from paying dividends unless they were able to maintain a minimum level of retained earnings. Furthermore, FHLBs would be prohibited from issuing new capital stock if existing excess stock exceeded 1% of a FHLB’s total assets. Excess stock is stock that is held by members and that exceeds the minimum amount of FHLB stock they are required to hold. Final regulations have not yet been adopted and the Bank is unable to predict the extent to which any final regulations would limit the amount of dividends it may receive in the future from the FHLB of Atlanta.

Membership in the FHLB is voluntary for federal thrifts like the Bank. Because membership is required to obtain advances from the FHLB and the Bank continues to rely on FHLB advances as an important source of funds, the Bank currently intends to retain its voluntary membership in the FHLB of Atlanta.

Liquidity Requirements. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. Failure to do so could subject the Bank to monetary penalties imposed by the OTS. Management believes that the Bank’s ratio of cash and cash equivalents and other liquid assets to deposits and short-term borrowings of 7.4% at September 30, 2006 was sufficient to ensure the Bank’s safe and sound operation.

Deposit Insurance Premiums. Under FDIC insurance regulations, the Bank is required to pay premiums for insurance of its deposit accounts. The FDIC uses a risk-based premium system in which an institution pays premiums for deposit insurance on its insured deposits based on its placement in one of several risk categories based on its overall supervisory rating and its capital category under the prompt corrective action regulations. See “Prompt Corrective Action.” Institutions placed in the lowest-risk category paid no premiums (other than the “FICO” assessments discussed below) in 2005 or 2006.

Several important changes have been made to the federal deposit insurance system as a result of enactment of The Federal Deposit Insurance Reform Act of 2005:

•	On March 31, 2006, the FDIC merged its previously separate insurance funds for commercial banks (the Bank Insurance Fund) and thrifts (the Savings Association Insurance Fund) to form the Deposit Insurance Fund, or “DIF”.

•	The reserve level of the DIF will be set annually by the FDIC in a range between 1.15% to 1.50% of insured deposits, instead of being fixed at 1.25% as required under prior law. The FDIC has set the reserve level at 1.25% for 2007. As of June 30, 2006, the DIF reserve level was 1.23%. If the reserve level of the insurance fund falls below 1.15%, or is expected to do so within six months, the FDIC must adopt a restoration plan that will restore the DIF to a 1.15% ratio generally within five years rather than immediately as under prior law. If the reserve level exceeds 1.35%, the FDIC may return some of the excess in the form of dividends to insured institutions.

•	The FDIC now has the ability to assess risk-based premiums on all insured institutions, including those that are in the lowest risk category.

•	Effective April 1, 2006, deposit insurance coverage for self-directed retirement accounts increased to $250,000.

•	A one-time initial assessment credit against future premiums will be granted to institutions that have made past contributions to the fund. Based on preliminary calculations published by the FDIC, the Bank will receive a credit of approximately $5.9 million.

On November 2, 2006, the FDIC adopted significant changes to its risk-based deposit insurance assessment regulations that will take effect January 1, 2007. The number of risk categories into which institutions will be placed has been reduced from nine to four and these broad categories will continue to be based on overall supervisory ratings and prompt corrective action categories. Highly rated, well-capitalized institutions generally will remain in the lowest risk category; however, deposit insurance premiums for those institutions will initially range between five and seven basis points depending on a variety of factors. For institutions like the Bank, those factors are supervisory ratings in various categories and long-term debt ratings. The Bank’s specific premium will be determined by a mathematical formula incorporating those factors, subject to supervisory adjustments of up to 0.5 basis points. Institutions in the three higher risk categories will initially pay premiums of 10, 28 or 43 basis points. Based on its total deposits at September 30, 2006, the Bank’s deposit insurance premiums for calendar 2007 likely would range between zero and $1.4 million in calendar 2007, after giving effect to the available credit, and are likely to be significantly higher in future years after the credit expires.

Commercial banks and thrifts continue to be required to share in the payment of interest due on Financing Corporation (“FICO”) bonds used to provide liquidity to the savings and loan industry in the 1980s. Annual FICO assessments added to deposit insurance premiums ranged from 1.26 to 1.34 basis points during the Bank’s 2006 fiscal year.

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

Each of these requirements generally must be no less stringent than the capital standards for national banks. At September 30, 2006, the Bank’s tangible capital ratio was 6.15%, its core (or leverage) capital ratio was 6.15%, and its total risk-based capital ratio was 11.21%, compared to the minimum requirements of 1.50%, 4.00% and 8.00%, respectively.

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

Under OTS regulations, servicing assets can be included in core capital in an amount up to 100% of core capital. Non-mortgage servicing assets are subject to a sublimit of 25% of core capital. For these purposes, servicing assets are valued at the lesser of 90% of fair market value or 100% of the current unamortized book value. At September 30, 2006, the Bank had qualifying servicing assets with a carrying value of $162.4 million, which constituted 18.7% of core capital at that date.

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

At September 30, 2006, the Bank had credit enhancing interest-only strips receivable of $0.1 million, which constituted 0.01% of Tier 1 capital.

The Bank may use supplementary capital to satisfy the risk-based capital requirement up to an amount equal to its core capital. Supplementary capital includes cumulative perpetual preferred stock, qualifying non-perpetual preferred stock, qualifying subordinated debt, and allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. At September 30, 2006, the Bank had $25.0 million in its allowance for loan losses, all of which was includable as supplementary capital.

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

The Bank uses the second option for its 6-7/8% subordinated debentures due 2013 and must continue to use that option for any future issuances as long as the prior issuance remains outstanding. At September 30, 2006, the Bank had $175.0 million in maturing subordinated capital instruments, all of which was includable as supplementary capital.

All or a portion of the assets of each of the Bank’s subsidiaries are generally consolidated with the assets of the Bank for regulatory capital purposes unless all of the Bank’s investments in, and extensions of credit to, those subsidiaries are deducted from capital. The Bank’s investments in, and loans to, subsidiaries engaged in activities not permissible for a national bank are, with certain exceptions, deducted from capital under each of the three regulatory capital requirements. The Bank’s real estate development subsidiaries are its only subsidiaries engaged in activities not permissible for a national bank. At September 30, 2006, the Bank’s investments in, and loans to, these “non-includable subsidiaries” totaled approximately $3.1 million, all of which was deducted from tangible capital.

OTS capital regulations also require a 100% deduction from total capital of all equity investments that are not permissible for national banks. At September 30, 2006, the Bank had one property with a book value of $2.1 million which was treated as an equity investment for regulatory capital purposes.

OTS capital regulations provide a five-year holding period for real estate acquired in settlement of loans (“REO” or “real estate held for sale”) to qualify for an exception from treatment as an equity investment. The five year period may be extended by the OTS. If an REO property is considered an equity investment, its then-current book value is deducted from total capital. Accordingly, if the Bank is unable to dispose of any REO property prior to the end of its applicable five-year holding period and is unable to obtain an extension of that five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from risk-based capital. In July 2006, the Bank received from the OTS additional extensions through July 31, 2007, of the holding periods for certain of its REO properties acquired through foreclosure in fiscal years 1990 and 1995. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital.”

OTS policies generally require that the Bank occupy at least 25% of an office building in order for it to be considered a permissible investment in office premises and for the Bank to avoid having to deduct its investment in the building from total capital. OTS also provides a five-year grace period after a building is no longer sufficiently occupied by the Bank before it must either be sold or treated as an equity investment and deducted from total capital. The Bank owns an office building substantially all of which was occupied by the Bank until completion of the Bank’s new headquarters building in December 2001. The Bank plans to sell the building to the Real Estate Trust. If the Bank is unable to complete the sale by December 31, 2006 and does not obtain an extension of the five year grace period from the OTS, the book value of the building, which was

$26.9 million at September 30, 2006, would have to be deducted from the Bank’s total capital on December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital.”

On September 5, 2006, the OTS and the other U.S. federal financial institution regulators proposed detailed regulations to implement for the largest U.S. banks the Basel Committee on Banking Supervision’s revised risk-based capital framework. That new framework, referred to as Basel II, replaces the Basel Committee’s 1988 risk-based capital accord, which forms the basis for the current risk-based capital requirements of the OTS and the other U.S. federal financial institution regulators. The Basel II proposal is designed to improve the risk sensitivity of the existing risk-based capital requirements and to enhance the risk measurement and management practices of large internationally active U.S. banking organizations. Key components of the proposed U.S. version of Basel II include the following:

•	establishing a new mathematical models-based methodology for calculating minimum capital that relies on a bank’s internal risk measurement system to estimate various risk factors, including probability of default, loss-given-default, exposure-at-default and maturity, for its general credit (including wholesale and retail exposures), securitization and equity exposures;

•	requiring banks to maintain additional capital for operational risk based on their individual operational risk profile, as determined using their internal models;

•	improving the sensitivity of capital adequacy standards to market risks that are not adequately captured under the current rules;

•	requiring banks to develop a rigorous internal process for assessing their overall capital adequacy in relation to their total risk profile through various economic cycles, with these internal models subject to detailed supervisory review; and

•	requiring banks to make enhanced public and supervisory disclosures of their capital structure, risk exposures and risk assessment processes.

Chevy Chase will not be subject to the Basel II requirements.

In part to address competitive concerns raised by Basel II, the OTS and the other federal banking agencies will be seeking public comment on proposed changes to existing Basel I risk-based capital requirements that could apply to the vast majority of U.S. banks not subject to Basel II. The adoption of the proposed rules, generally referred to as Basel IA, would be voluntary, and institutions could choose to remain under the existing Basel I risk-based capital system.

According to a draft released on December 5, 2006, Basel 1A would include the following principal modifications to the existing Basel 1 system that applies to Chevy Chase:

•	adding three new risk-weights (35, 75 and 150 percent) to the existing five risk-weights,

•	expanding the use of external credit ratings as an indicator of credit risk for externally-rated exposures,

•	expanding the range of collateral and guarantors that may qualify an exposure for a lower risk-weighting,

•	using loan-to-value ratios (LTV) ratios for assigning risk-weightings to residential mortgages,

•	increasing the capital requirements for certain short-term commitments,

•	assessing a risk-based capital charge to reflect the risks in securitizations backed by revolving retail exposures with early amortization provisions, and

•	removing the 50% limit on the risk-weight for certain derivatives.

Implementation of Basel II in the United States is not scheduled to begin until January 2008. The Bank is unable to predict at this time whether or in what form any final changes to the capital requirements will be adopted by the OTS or their potential impact on the Bank.

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

At September 30, 2006, the Bank’s leverage ratio of 6.15%, its tier 1 risk-based ratio of 9.12%, and its total risk-based capital ratio of 11.21% exceeded the minimum ratios established for “well-capitalized” institutions.

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

•	the Bank’s premises and equipment used to conduct the Bank’s business;

•	liquid assets up to 20% of total assets; and

•	intangible assets, including goodwill.

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

The Bank had 89.9% of its assets invested in qualified thrift investments at September 30, 2006, and met the QTL test in each of the previous 12 months.

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

Dividends paid on the 10 3/8% Noncumulative Exchangeable Preferred Stock, Series A, (the “REIT Preferred Stock”) issued by the Bank’s subsidiary, Chevy Chase Preferred Capital Corporation (the “REIT Subsidiary”), are not considered “capital distributions” provided the Bank is classified as “well capitalized.” However, if the Bank were not classified as “well capitalized,” the entire amount of the REIT Subsidiary preferred dividends would be treated as a capital distribution. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital.”

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

Lending Limits. The Bank generally is prohibited from lending to one borrower and its related entities amounts in excess of 15% of unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% for loans fully secured by readily marketable collateral. The Bank’s regulatory lending limit was approximately $160.6 million at September 30, 2006, and no group relationships exceeded this limit at that date.

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

On September 29, 2006, the OTS and the other federal banking regulators published guidance on the risks relating to “nontraditional mortgage products,” which include the Bank’s payment option and interest-only loan products. The guidance addresses:

•	loan terms and underwriting standards including the need to qualify borrowers at the fully-indexed rate assuming a fully-amortizing payment and taking into account potential negative amortization, to avoid inappropriate use of “reduced documentation” or “stated income” loans, and to set introductory rates that minimize the likelihood of significantly increased borrower payments;

•	portfolio and risk management practices, including appropriate monitoring and reporting systems, oversight of third-party originators, and adequate capital and allowances for loan losses; and

•	consumer protection issues, including recommendations for the timing and content of appropriate disclosures about the costs, terms, features and risks of these types of loans.

Although the Bank already had implemented many of the key aspects of the new guidance, full implementation, could adversely affect the Bank’s ability to compete effectively for these types of loans, particularly if other lenders, including non-federally regulated lenders, do not implement the new standards as rigorously.

On December 6, 2006, the OTS issued final guidance requiring thrifts actively engaged in commercial real estate (“CRE”) lending to identify and monitor their CRE loan concentrations, establish internal concentration limits, and implement appropriate risk management procedures based on the size and risks of their CRE portfolios. The guidance also identifies criteria that will be used by the OTS to identify those institutions with “CRE concentration risk” that may be subject to enhanced supervisory review. Based on those criteria, the Bank does not expect its existing CRE lending activities to be subject to enhanced review and does not expect the new guidance to have a material effect on its operations.

Regulatory Assessments. The OTS imposes five separate fees to fund its operations:

•	semi-annual assessments for all savings institutions;

•	examination fees for certain affiliates of savings institutions;

•	application fees;

•	securities filing fees; and

•	publication fees.

Of these fees, the semi-annual assessments are the most significant, totaling $2.3 million for the Bank for the 12 month period ending December 31, 2006.

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

Prior to December 23, 2005, the first $7.0 million of the Bank’s transaction accounts were subject to a 0% reserve requirement. A 3% reserve ratio was applied to new transaction accounts over $7.0 million, up to and including $47.6 million. Any net transaction accounts over $47.6 million were subject to a 10% reserve requirement. Effective December 23, 2005, the FRB increased the amount of transaction accounts subject to a 0% reserve requirement from $7.0 million to $7.8 million and increased the “low reserve tranche” from $47.6 million to $48.3 million. Effective December 21, 2006, the first $8.5 million of net transaction accounts will be exempt from reserve requirements. A 3% reserve ratio will be applied to net transaction accounts over $8.5 million up to and including $45.8 million. A 10% reserve ratio will be applied to net transaction accounts in excess of $45.8 million. The Bank met its reserve requirements for each period during the year ended September 30, 2006.

Under recently enacted legislation, beginning October 1, 2011, the FRB will have the statutory authority to eliminate or reduce the reserve requirement on all deposits currently subject to a 3% reserve ratio, and to pay interest on reserves.

The Bank may borrow from the Federal Reserve’s “discount window.” Federal law imposes limitations on the ability of the Federal Reserve to lend to “undercapitalized” institutions through the discount window. Chevy Chase’s capital ratios exceeded the ratios established for “well-capitalized” institutions.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) consensus 06-5,

“Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 eliminates the diversity in policyholder calculations of the amount that would be realized under a life insurance contract if that contract were terminated. Under EITF 06-5, policyholders will be required to recognize contract-based values at their net present value. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of EITF 06-5 to have a material impact on the Bank’s financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 eliminates the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 clarifies the definition of fair value as an exit price and defines the exit price as the price in an orderly transaction between market participants to sell an asset or to settle a liability in the principal or most advantageous market for the asset or liability. Furthermore, SFAS 157 establishes a three-level fair value hierarchy that distinguishes between (i) market participant assumptions developed from independent and observable inputs and (ii) the reporting entity’s own assumptions about market participant assumptions developed from unobservable inputs. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Bank has not yet determined the impact, if any, of the adoption of this Statement on the Bank’s financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the requirements of SFAS No. 109, “Accounting for Income Taxes,” relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of FIN 48 to have a material impact on the Bank’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS 140 to require an entity (i) to initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable; (ii) to separately present servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position; and (iii) to provide additional disclosures for all separately recognized servicing assets and servicing liabilities. In addition, SFAS 156 permits an entity to irrevocably choose either the amortization method or the fair value measurement method for the subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As a result of the adoption of SFAS 156 on October 1, 2006, the Bank will identify its mortgage servicing rights (“MSRs”) relating primarily to residential mortgage loans as a class of servicing rights and will elect to apply fair value accounting to this class of MSRs. Presently, this class, which also includes servicing rights related to home equity and home improvement loans, represents all of the Bank’s MSRs. The impact of the adoption, which represents the difference between the fair value and the carrying amount of the MSRs, net of any related valuation allowance, is $4,181, net of related income taxes, and was recorded as a cumulative-effect adjustment to retained earnings on October 1, 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) by eliminating SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 applies to all financial instruments acquired or issued after the beginning of any fiscal year beginning after September 15, 2006, and upon adoption for existing bifurcated hybrid financial instruments not being used in hedging relationships. The adoption of this statement is not expected to have a material effect on the Bank’s financial condition or results of operations.

Market Area

The Bank’s principal deposit and lending markets are located in the Washington, DC metropolitan area. Service industries and federal, state and local governments employ a significant portion of the Washington, DC area labor force, while a substantial number of the nation’s 500 largest corporations have some presence in the area. The Washington, DC area’s seasonally unadjusted unemployment rate is generally below the national rate and was 3.0% in September 2006, compared to the national rate of 4.6%.

Chevy Chase historically has relied on retail deposits originated in its branch network as its primary funding source. See “Deposits and Other Sources of Funds.” Chevy Chase’s principal market for deposits consists of Montgomery and Prince George’s Counties in Maryland and Fairfax County in Virginia. Approximately 6.1% of the Bank’s deposits at September 30, 2006 were obtained from depositors residing outside of Maryland, Virginia and the District of Columbia.

As of June 30, 2006, according to the most recently published industry statistics, Chevy Chase ranked fifth in market share in the Washington, DC metropolitan area with approximately 9.0% of deposits. At the same date, Chevy Chase had the largest market share of deposits in Montgomery County, ranked third in market share of deposits in Prince George’s County and ranked seventh in market share in Fairfax County. The per capita incomes of Montgomery and Fairfax Counties rank among the highest of counties and equivalent jurisdictions nationally. These two counties are also the Washington, DC area’s largest suburban employment centers, with a substantial portion of their labor force consisting of federal, state and local government employees. Private employment is concentrated in service and retail trade centers. The unemployment rate in each of Montgomery, Prince George’s and Fairfax Counties in September 2006 was 2.7%, 4.0% and 2.2%, respectively, each of which was below the national rate of 4.6%. The individual state rates were 4.0% for Maryland and 3.2% for Virginia for the same month.

The Bank historically has concentrated its lending activities in the Washington, DC metropolitan area. In recent years, the Bank has expanded its lending activities outside the Washington, DC metropolitan area, particularly California in the case of residential mortgage loans. See “Lending and Leasing Activities.”

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

The Bank classifies its investment securities and mortgage-backed securities as either “held-to-maturity,” “available-for-sale” or “trading” at the time such securities are acquired. All its investment securities and mortgage-backed securities were classified as held-to-maturity at September 30, 2006 and 2005.

As part of its mortgage banking activities, the Bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Gains and losses on sales of trading securities are determined using the specific identification method. There were no mortgage-backed securities classified as trading securities at September 30, 2006 and 2005.

Lending and Leasing Activities

Loan Portfolio Composition. At September 30, 2006, the Bank’s loan portfolio totaled $10.6 billion, which represented 74.8% of its total assets. All references in this report to the Bank’s loan portfolio refer to loans, whether they are held for sale and/or securitization or for investment, and exclude mortgage-backed securities. Loans collateralized by single-family residences constituted 83.8% of the loan portfolio and 62.1% of total assets at September 30, 2006. The following table sets forth information concerning the Bank’s loan portfolio, net of unfunded commitments, for the periods indicated.

Loan Portfolio

(Dollars in thousands)

	September 30,
	2006		2005		2004		2003		2002
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Residential Mortgage (1)	$7,107,302	67.7%	$7,530,315	68.9%	$7,166,935	68.6%	$5,761,993	64.7%	$4,545,519	59.0%
Home equity (1)(2)	1,690,421	16.1	1,796,489	16.4	1,721,999	16.5	1,336,776	15.0	1,090,325	14.1
Other real estate	607,451	5.8	358,937	3.3	261,997	2.5	253,791	2.8	280,777	3.6
Commercial (2)	987,850	9.4	1,035,972	9.5	920,178	8.8	888,847	10.0	803,168	10.4
Automobile loans (1)	60,756	0.6	149,253	1.4	300,516	2.9	589,024	6.6	855,735	11.0
Other consumer	46,755	0.4	53,742	0.5	70,140	0.7	84,606	0.9	140,222	1.9

	10,500,535	100.0%	10,924,708	100.0%	10,441,765	100.0%	8,915,037	100.0%	7,715,746	100.0%

Unearned premiums and discounts	441		654		894		1,428		1,690
Net deferred loan origination costs	112,419		125,210		116,124		80,320		57,627
Allowance for loan losses	(25,000)		(28,640)		(37,750)		(58,397)		(66,079)

	87,860		97,224		79,268		23,351		(6,762)

Total loans receivable	$10,588,395		$11,021,932		$10,521,033		$8,938,388		$7,708,984

(1)	Includes loans held for securitization and/or sale, if any.

(2)	Net of undisbursed portion of loans.

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

Contractual Principal Repayments of Loans. The following table shows the scheduled contractual principal repayments of the Bank’s loans at September 30, 2006. The entire balance of loans held for securitization and/or sale is shown in the year ending September 30, 2006, because those loans are expected to be sold in less than one year.

Contractual Principal Repayments

(In thousands)

	Principal Balance Outstanding at September 30, 2006(1)	Approximate Principal Repayments Due in Years Ending September 30,
		2007	2008-2011	2012 and Thereafter
Single family residential	$6,648,885	$6,600	$38,078	$6,604,207
Home equity	1,690,421	13,377	130,681	1,546,363
Other real estate	607,451	515,236	91,806	409
Commercial	987,850	738,377	249,473	—
Automobile loans	60,756	37,602	23,154	—
Other consumer	46,754	7,961	27,893	10,900
Loans held for securitization and/or sale	458,418	458,418	—	—

Total loans receivable(2)	$10,500,535	$1,777,571	$561,085	$8,161,879

Fixed-rate loans	$1,862,674	$876,006	$519,509	$467,159
Adjustable-rate loans	8,179,443	443,147	41,576	7,694,720
Loans held for securitization and/or sale	458,418	458,418	—	—

Total loans receivable(2)	$10,500,535	$1,777,571	$561,085	$8,161,879

(1)	Of the total amount of loans outstanding at September 30, 2006, which were due after one year, an aggregate principal balance of approximately $1.0 billion had fixed interest rates and an aggregate principal balance of approximately $7.7 billion had adjustable interest rates.

(2)	Before deduction of allowance for loan losses, unearned premiums and discounts and deferred loan origination fees (costs).

Actual payments may not reflect scheduled contractual principal repayments due to the effect of loan refinancings, prepayments and enforcement of due-on-sale clauses. Although the Bank’s single-family residential loans historically have had stated maturities of generally 30 to 40 years, those loans normally have remained outstanding for substantially shorter periods because of these factors. Due-on-sale clauses give the Bank the right to declare a “conventional loan” — one that is neither insured by the Federal Housing Administration nor partially guaranteed by the Veterans’ Administration — immediately due and payable in the event, among other things, that the borrower sells the property securing the loan without the consent of the Bank. At September 30, 2006, excluding loans held for securitization and/or sale, aggregate principal repayments of $1.3 billion against all loans are contractually due within the next year. Of this amount, $876.0 million is due on fixed-rate loans and $443.1 million is due on adjustable-rate loans.

Origination, Purchase and Sale of Real Estate Loans. The Bank has general authority to make loans secured by real estate located throughout the United States. The following table shows changes in the composition of the Bank’s real estate loan portfolio and the net change in mortgage-backed securities.

Origination, Purchase and Sale of Real Estate Loans

(In thousands)

	For the Year Ended September 30,
	2006	2005	2004
Real estate loan originations and purchases:
Single family residential	$6,763,942	$8,815,453	$9,137,785
Home equity (1)	1,043,003	1,180,981	1,165,108
Other real estate (1)	597,801	393,470	273,478

Total originations and purchases	8,404,746	10,389,904	10,576,371

Principal repayments	(2,836,637)	(2,998,545)	(2,211,833)
Sales	(5,135,271)	(6,296,737)	(5,795,564)
Loans transferred to real estate acquired in settlement of loans	(4,653)	(4,657)	(3,377)

	(7,976,561)	(9,299,939)	(8,010,774)

Transfers to mortgage-backed securities (2)	(708,752)	(555,155)	(767,226)

Increase (decrease) in real estate loans	$(280,567)	$534,810	$1,798,371

(1)	Net of undisbursed portion of loans.

(2)	Represents real estate loans which were pooled and exchanged for mortgage-backed securities.

Single-Family Residential Real Estate Lending (Excluding Home Equity Lending). The Bank originates a variety of loans secured by single-family residences. At September 30, 2006, $8.8 billion, or 83.8%, of the Bank’s loan portfolio consisted of loans secured by first or second mortgages on such properties, as compared to $9.3 billion, or 85.3%, at September 30, 2005. Of these amounts, $2.7 million and $3.7 million consisted of FHA-insured or VA-guaranteed loans at September 30, 2006 and 2005, respectively. At September 30, 2006 and 2005, the Bank had $467.6 million and $1.7 billion, respectively, of single-family residential loans held for securitization and/or sale to investors. Approximately 32.5% of the principal balance of the Bank’s single-family residential real estate loans at September 30, 2006 were secured by properties located in California.

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

Most of the Bank’s single-family residential mortgage loans are originated by third parties. The Bank determines the specific loan products and rates under which the third party originates the loan, and subjects the loan to the Bank’s underwriting criteria and review. During the year ended September 30, 2006, approximately $4.6 billion of loans settled under this program.

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

In recent years, the Bank has significantly expanded its origination of residential ARMs with interest rates that adjust monthly, semi-annually and annually, most of which provide a borrower with a variety of monthly payment options. Certain of these loans have a payment option that could result in interest being added to the principal of the loan, or “negative amortization.” Certain other of these loans have a payment option that allows the borrower to make an interest only payment. During fiscal years 2006 and 2005, the Bank originated $6.7 billion and $8.8 billion, respectively, of mortgage loans, of which $4.3 billion and $5.1 billion, respectively, contained terms that permit negative amortization and, $1.3 billion and $2.4 billion, respectively, contain terms which allow the borrower to make an interest only payment but do not permit negative amortization.

At September 30, 2006, loans with a negative amortization option totaled $2.8 billion, which includes approximately $32.8 million of cumulative deferred interest. The amount of deferred interest has increased significantly in recent periods as the rise in short-term interest rates has led more borrowers with payment option ARMs to elect to make minimum monthly payments that are less than the amount of interest accrued for that month. Each loan contains terms which limit the amount of negative amortization to a percentage of the original loan amount, generally 10%.

In addition, the Bank originates construction permanent loans, which are loans to individuals who are in the process of building their single family homes. During fiscal years 2006 and 2005, the Bank originated $434.8 million and $250.2 million, respectively, of these loans, the principal amount of which the Bank disburses as construction progresses. During the construction phase, these loans permit the borrower to make an interest-only payment but do not permit negative amortization. Upon completion of construction, the loan will convert to a permanent mortgage, which may permit the borrower to make an interest-only payment or incur negative amortization.

The Bank is enhancing its monitoring of the risks associated with these interest-only and payment option mortgage products, and has established terms for loans it originates (including caps on the amount of negative amortization) designed to minimize credit risk without adversely affecting the Bank’s competitive position. Increased emphasis of these ARM products has been a key part of management’s efforts to focus on originating mortgage loans with interest rates that adjust more frequently in order to reduce the Bank’s interest-rate risk. At September 30, 2006, 96.1% of the Bank’s single-family residential loans were comprised of ARMs and 42.8% of the Bank’s single-family residential loans were comprised of ARMs that have interest rates which adjust annually or more frequently.

The OTS and the other federal banking regulators have issued guidance concerning “non-traditional mortgage products” such as interest-only and payment option ARMs. See “Business – Regulation—Safety and Soundness Standards.”

Loan securitizations and/or sales provide the Bank with liquidity and additional funds for lending, enabling the Bank to increase the volume of loans originated and thereby increase loan interest and fee income as well as gains on sales of loans. Sales of mortgage loans totaled $5.4 billion and $6.5 billion during the fiscal years ended September 30, 2006 and 2005, respectively. The marketability of loans, loan participations and mortgage-backed securities depends on purchasers’ investment limitations, general market and competitive conditions, mortgage loan demand and other factors.

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

From time to time, as part of its capital and liquidity management plans, the Bank may consider “swapping” loans held in its portfolio for lower risk-weighted mortgage-backed securities and retaining those securities in its portfolio rather than selling them. During fiscal years 2006, 2005 and 2004, the Bank exchanged $486.0 million, $364.6 million and $108.6 million, respectively, of single-family residential loans held in its portfolio for mortgage-backed securities, which the Bank retained for its own portfolio.

When the Bank sells a residential loan or loan participation and retains servicing, or purchases mortgage servicing assets from third parties, it collects and remits loan payments, makes certain insurance and tax payments on behalf of borrowers and otherwise services the loans. The servicing fee generally ranges from 0.25% to 0.50% per year of the outstanding loan principal amount. The Bank also typically derives income from temporary investment for its own account of loan collections pending remittance to the participation or loan purchaser. At September 30, 2006 and 2005, the Bank was servicing residential loans totaling $13.7 billion and $13.4 billion, respectively, for other investors. See “Loan Servicing.”

Sales of Mortgage-Backed Securities. The Bank originates and sells mortgage-backed securities pursuant to its normal mortgage banking operations. The securities are generally sold in the same month as they are issued. The securities are formed from conforming mortgage loans originated for sale or from conforming mortgage loans resulting from the borrower’s election to convert from an adjustable-rate loan to a fixed-rate loan. Mortgage-backed securities held for sale in conjunction with mortgage banking activities are classified as trading securities. During the years ended September 30, 2006 and 2005, the Bank originated and sold $213.1 million and $192.1 million, respectively, of mortgage-backed securities and recognized gains of $1.8 million and $2.3 million, respectively. As a result of the sale of trading securities in the month such securities are formed, the Consolidated Statements of Cash Flows in this report reflect proceeds from the sales of trading securities, even though there are no balances of such securities at September 30, 2006.

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

From time to time, the Bank may purchase home equity and credit line loans from other lenders as a way to supplement its direct origination of these loans. During fiscal years 2006 and 2005, the Bank made no such purchases.

From time to time, the Bank securitizes and sells home equity credit line receivables to enhance liquidity and to maintain compliance with regulatory capital requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Commercial Real Estate and Real Estate Construction Lending. Commercial real estate, real estate construction and ground loans are originated directly by the Bank. The Bank also participates in loans originated by other banks. Aggregate balances of residential and commercial construction, ground and commercial real estate and multifamily loans were $607.5 million and $358.9 million at September 30, 2006 and 2005, respectively. The Bank provides financing, at market rates, to certain purchasers of its real estate owned. Additionally, the Bank finances the construction of residential real estate, principally single-family detached homes and townhouses, with generally a specified number of pre-sales required. Loan concentrations among types of real estate are reviewed and approved by the Bank’s Credit Risk Management Committee.

At September 30, 2006, the Bank held $211.1 million (34.7% of total commercial real estate and real estate construction loans) of participations or syndications in commercial real estate and real estate construction loans originated by other financial institutions, a decrease from $224.6 million (62.6% of total commercial real estate and real estate construction loans) at September 30, 2005.

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

Business development efforts of the Bank’s Commercial Banking Group have been concentrated in the major industry groups in the metropolitan Washington, DC and Baltimore areas, as well as a broad base of businesses and community service organizations. In addition, management believes that the ability to offer a broader variety of investment products and fiduciary services to institutional customers through the Bank’s subsidiaries, ASB Capital Management LLC and Chevy Chase Trust Company, will continue to enhance the operations of the Commercial Banking Group. Commercial loans totaled $987.9 million and $1.0 billion at September 30, 2006 and 2005, respectively.

At September 30, 2006, the Bank held $103.8 million (10.5% of total commercial loans) of participations or syndications in commercial loans originated by other financial institutions, an increase from $98.4 million (9.5% of total commercial loans) at September 30, 2005.

Federal laws and regulations limit the Bank’s commercial loan portfolio to 20% of assets, with any excess over 10% consisting of small business loans. At September 30, 2006, the Bank’s commercial loan portfolio represented 7.0% of its assets, with 0.8% consisting of small business loans.

Other Consumer Lending Activities. In addition to the types of loans described above, Chevy Chase currently offers a variety of other consumer loans, including overdraft lines of credit and other unsecured loans for traditional consumer purchases and needs. The Bank does not offer its own credit card loans, but has an agreement with another financial institution pursuant to which that institution issues credit cards in the Bank’s name to the Bank’s local customers. The Bank’s portfolios of automobile loans and other consumer loans totaled $60.8 million and $46.8 million, respectively, at September 30, 2006, which accounted for a combined 1.0% of total loans at that date.

The Bank stopped originating subprime automobile loans in November 2000. The Bank’s subprime automobile lending portfolio, which totaled $108,000 at September 30, 2006, represents 0.01% of its Tier 1 capital. The Bank continues its collection efforts on the remaining portfolio.

Federal laws and regulations limit the Bank’s secured and unsecured consumer loans to 35% of its total assets. Home improvement, secured deposit account and educational loans are not included in the 35% limit. At September 30, 2006, the Bank complied with this limit.

Automobile Leasing. Effective March 2003, the Bank stopped originating indirect automobile leases and the Bank continues its collection efforts on that existing portfolio. At September 30, 2006 and 2005, the Bank’s portfolio of automobiles subject to lease totaled $55.4 million and $185.0 million, respectively. In addition to credit risk associated with a lessee’s possible default under the lease, the Bank is exposed to the risk that the value of the vehicle at maturity of the lease may be less than the future residual value as estimated by the Bank at the inception of the lease. To reduce that risk, the Bank (a) purchased insurance in the full amount of the estimated residual value to protect the Bank against possible future decreases in residual values, and (b) used estimates of residual value that did not exceed published industry estimates unless that excess was also insured. Although the Bank insured residual values, limitations in the insurance policy and other factors have resulted and may continue to result in losses at lease maturity that may not be fully covered by that insurance.

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

The approval process for all types of real estate loans includes appraisals or evaluations of the properties securing the loans and a review of all applicants’ and guarantors’ financial information and credit and payment history. In the case of certain residential mortgage loans, the Bank’s policies permit use of reduced documentation, including reliance on the borrower’s representations of his or her income without independent verification.

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

The Bank generally makes residential mortgage loans in amounts up to 97% of the value of owner-occupied single-family homes. In some circumstances, the Bank originates a first and second residential mortgage loan simultaneously, provided that the aggregate loan amount does not exceed 100% of the value of the residential property. The Bank generally lends up to 95% of the lesser of the acquisition cost or the appraised value of the completed project to finance the construction of homes. The loan-to-value (“LTV”) ratio generally applied by the Bank to commercial real estate loans and multifamily residential loans has been 80% of the appraised value of the completed project. Currently, the Bank offers home equity loans and credit line loans up to 100% maximum LTV ratio. However, it is the Bank’s policy to insure all newly originated home equity loans and credit lines with an LTV ratio equal to or greater than 90%.

LTV ratios are determined at the time a loan is originated. Consequently, subsequent declines in the value of a loan’s collateral or increases in the balance of the loan, or both, could expose the Bank to losses. Loans with LTV ratios which exceed the established supervisory LTV limits, without mortgage insurance, may not exceed 100 percent of the Bank’s total risk-based capital.

OTS regulations require institutions to adopt internal real estate lending policies, including LTV limitations conforming to specific guidelines established by the OTS. The Bank’s current lending policies conform to these regulations. The OTS recently issued guidance for nontraditional mortgage loans of the type made by the Bank. See “Business – Regulation—Safety and Soundness Standards.”

On all loans secured by real estate, other than home improvement and related loans and certain home equity credit line loans, Chevy Chase requires title insurance policies protecting the priority of the Bank’s liens. The Bank requires fire and casualty insurance for permanent loans, including home equity credit line loans, and fire, casualty and builders’ risk insurance for construction loans. The borrower selects the insurance carrier, subject to Chevy Chase’s approval. Flood insurance is also required for all loans secured by properties in designated flood zones. Generally, for any residential first mortgage loan in an amount exceeding 80% of the value of the security property, Chevy Chase requires mortgage insurance from an unaffiliated mortgage insurance company. The majority of the Bank’s mortgage insurance is currently placed with five carriers.

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

Loan Originations, Securitizations and Sales – Retained Interest and Servicing Assets.

During fiscal year 2006, the Bank securitized and sold $4.2 billion in residential mortgage loans, a decrease of 20.8% from fiscal 2005. Outstanding trust certificate balances decreased by 5.4% to $8.5 billion at September 30, 2006. In connection with its loan origination, securitization and sale activities, the Bank generally receives or retains various interests in the sold loans, which may include servicing assets, securities, or interest-only certificates and/or interest-only strips receivable (collectively, “interest-only assets”). The Bank sometimes retains a limited amount of recourse relating to securitized loans through one or more means, most often through the establishment of reserve accounts. The Bank records those interests as assets on its financial statements and determines the carrying value of the assets based on future cash flows expected to be received by the Bank from the underlying assets. Periodically, the Bank obtains independent valuations as confirmation of management’s estimates of its values for interest-only and servicing assets. Most of these cash flows are payable to the Bank before the claims of others, while a small portion are subordinated to those claims. The Bank’s policy is to limit the aggregate amount of mortgage servicing rights and interest-only assets arising out of the securitization and sale of certain of the Bank’s ARMs to 75% of the Bank’s core capital. At September 30, 2006, those assets totaled 53% of the Bank’s core capital. The tables below summarize the carrying value of these assets at September 30, 2006 and 2005.

	September 30, 2006
	Not Subordinated	Subordinated	Total
	(in thousands)
Interest-only certificates	$294,597	$—	$294,597
Interest-only strips receivable	49,595	125	49,720

Total interest-only assets	344,192	125	344,317
Servicing assets	168,059	—	168,059
Reserve accounts	17,960	2,540	20,500

Total	$530,211	$2,665	$532,876

	September 30, 2005
	Not Subordinated	Subordinated	Total
	(in thousands)
Interest-only certificates	$271,460	$—	$271,460
Interest-only strips receivable	75,772	995	76,767

Total interest-only assets	347,232	995	348,227
Servicing assets	164,592	—	164,592
Reserve accounts	18,704	4,711	23,415

Total	$530,528	$5,706	$536,234

During fiscal year 2006, the Bank took reductions totaling $90.9 million to the carrying value of its servicing assets and interest only assets primarily as a result of higher actual prepayments and an increase in estimated future prepayments of loans underlying those assets. Prepayment levels remained high because of the continued flattened or inverted yield curve, that is, the difference between short-term interest rates on the one hand, which determine interest rates on the adjustable rate mortgages generated by the Bank, and long-term interest rates on the other hand, which determine the interest rates on mortgages with interest rates fixed for longer periods. Historical experience has shown that prepayment speeds on adjustable rate loans are generally correlated to the steepness of the yield curve. The steeper the yield curve, the less likely the loan will prepay. The flatter or more inverted the yield curve, the less attractive adjustable rate loans are to consumers and prepayments tend to increase. In addition, as prepayment penalty periods expire, buyers are more likely to prepay their loans. For further information concerning the Bank’s loan servicing rights and loan securitization transactions, see Notes 16 and 17 to the Consolidated Financial Statements in this report.

The securitization transactions contain provisions that allow Chevy Chase to purchase the remaining assets and terminate the transaction when the remaining balance of the certificates reaches a specified percentage of the original balance (so called “clean up call”). Management anticipates that three transactions will reach that threshold during fiscal 2007 and, if the Bank exercises its option, the Bank will purchase loans with aggregate values of approximately $120 million. To the extent the loans meet the eligibility criteria for future securitization transactions, subsequent to purchase they will be included in the pool from which loans are selected for securitization.

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

The Bank receives income through servicing of loans and fees in connection with loan origination, loan modification, late payments, prepayments, changes of property ownership and miscellaneous services related to its loans. Servicing income, earned on (a) single-family residential mortgage loans owned by third parties and (b) the Bank’s securitization and servicing of home equity and home loan receivables portfolios is a source of substantial earnings for the Bank. Income from these activities varies with the volume and type of loans originated and sold.

The following table sets forth certain information relating to the Bank’s servicing portfolio and servicing income as of or for the years indicated.

	As of or for the Year Ended September 30,
	2006	2005	2004
	(in thousands)
Residential	$13,666,622	$13,445,665	$11,319,875
Home equity	4,758	7,244	10,815
Automobile	—	27,494	150,957

Total amount of loans serviced for others (1)	$13,671,380	$13,480,403	$11,481,647

Servicing and securitization income	$94,623	$150,739	$201,139

(1)	The carrying value of the Bank’s servicing assets and interest-only strips receivable at September 30, 2006, 2005 and 2004 was $512.4 million, $512.8 million and $435.7 million, respectively.

The Bank’s level of servicing and securitization income varies based in large part on the amount of the Bank’s securitization activities with respect to these loan types and with changes in prepayment speeds on the underlying loans. As the Bank securitizes and sells assets, acquires servicing assets either through origination or purchase, or sells mortgage loans and retains the servicing rights on those loans, the level of servicing and securitization income generally increases. During fiscal year 2006, the Bank securitized and sold $4.2 billion of loan receivables through new securitization trusts compared to $5.3 billion during fiscal year 2005. Gains recognized from these securitizations represent a significant portion of the Bank’s earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations - Other Income.”

Interest-Only Strips Receivable. Interest-only strips receivable are carried at fair value. The Bank estimates fair value by computing the present value of estimated future cash flows to be generated by the underlying loans. The carrying value is adjusted and the adjustment is recognized as a gain or loss in the statement of operations in the period the change occurs. The primary variables used in the computation of the present value are loan prepayment speeds and the discount rate.

If actual prepayments significantly exceed the estimates used to calculate the values of the interest-only strips receivable, the actual future cash flow could be less than expected and the value of the interest-only strips receivable, as well as the Bank’s earnings, could decline. See Notes 3 and 17 to the Consolidated Financial Statements in this report.

Reserve Accounts. Reserve accounts represent assets of the Bank which have been pledged to certain securitization trusts and which may be subordinated to the interests of the investors in those trusts. The Bank carries these assets at their estimated fair value, which is equal to the net present value of the future cash flows expected to be received from these assets.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Asset Quality – Delinquent Loans” for a discussion of the Bank’s delinquent loan portfolio at September 30, 2006.

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

Non-homogeneous type loans, such as commercial loans and non-residential real estate loans, are analyzed and segregated by risk according to the Bank’s internal risk rating system. These loans are reviewed by the Bank’s credit and loan review groups on an individual loan basis to assign a risk rating. Industry loss factors are applied based on the risk rating assigned to the loan. Industry loss factors are used because of the Bank’s lack of history of losses in these portfolios. A specific allowance may be assigned to non-homogeneous type loans that have been individually determined to be impaired. Any specific allowance considers available evidence including, as appropriate, the present value of payments expected to be received or, for loans that are solely dependent on collateral for repayment, the estimated fair value of the collateral.

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

The Federal Financial Institutions Examination Council (“FFIEC”), which is composed of the OTS and the other federal banking agencies, has issued guidelines regarding the appropriate levels of general valuation allowances that should be maintained by insured institutions and guidance on the design and implementation of loan loss allowance methodologies and supporting documentation practices. The Bank believes that its levels of general valuation allowances at September 30, 2006, and its procedures, comply with the guidelines.

The Bank’s assets are subject to review and classification by the OTS upon examination. Based on those examinations, the Bank could be required to establish additional valuation allowances or incur additional charge-offs.

Deposits and Other Sources of Funds

General. Deposits are the primary source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposits, Chevy Chase receives funds from loan repayments and loan sales. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced by general interest rates and money-market conditions. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels or deposit outflows, or to support the Bank’s operating or investing activities, or planned growth. In recent years, the Bank has relied to a significant degree on borrowed funds, particularly FHLB advances and repurchase agreements, to fund its planned asset growth. These sources of funding are generally more expensive than traditional core deposits.

Deposits. Chevy Chase offers a variety of deposit accounts with a range of interest rates and maturities designed to attract both long-term and short-term deposits. Deposit programs include money market, savings, checking, certificates of deposit, and special programs for retirement accounts.

Chevy Chase attracts deposits through its branch network and advertisements, and offers depositors access to their accounts through more than 1,020 ATMs, including more than 200 ATMs located in grocery stores. These ATMs significantly enhance the Bank’s position as a leading provider of convenient service in its primary market area. The Bank is a member of the “STAR”® ATM network which offers nationwide access, and the “PLUS”® ATM network, which offers worldwide access. In addition, the Bank has a partnership agreement with a regional grocery store chain that authorizes the Bank to provide in-store banking centers at potentially all of its Maryland, Virginia, Delaware and Washington, DC area stores. As of September 30, 2006, the Bank operates 54 in-store banking centers as part of this agreement.

The Bank obtains deposits primarily from customers residing in Montgomery and Prince George’s Counties in Maryland and in Northern Virginia. Approximately 61% of the Bank’s deposits at September 30, 2006 were obtained from depositors residing in Maryland, and approximately 25% from depositors residing in Virginia.

The following table shows the amounts of Chevy Chase’s deposits by type of account at the dates indicated.

Deposit Analysis

(Dollars in thousands)

	September 30,
	2006		2005		2004		2003		2002
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Non-interest bearing checking accounts	$1,316,980	12.6%	$1,346,455	13.8%	$1,181,722	13.3%	$951,844	11.8%	$779,634	10.5%
Interest-bearing checking accounts	2,313,152	22.2	2,438,147	24.9	2,244,724	25.4	1,951,281	24.0	1,656,522	22.3
Money market deposit accounts	2,403,060	23.0	2,521,949	25.8	2,364,768	26.7	2,321,026	28.7	1,953,312	26.3
Savings accounts	953,663	9.1	1,153,152	11.8	1,214,307	13.7	1,150,444	14.2	1,028,262	13.8
Certificate accounts, less than $100	2,088,368	20.0	1,520,829	15.5	1,238,733	14.0	1,207,728	14.9	1,416,739	19.0
Certificate accounts, $100 or more	1,370,541	13.1	801,236	8.2	610,864	6.9	518,182	6.4	603,116	8.1

Total deposits	$10,445,764	100.0%	$9,781,768	100.0%	$8,855,118	100.0%	$8,100,505	100.0%	$7,437,585	100.0%

Average Cost of Deposits

	Year Ended September 30,
	2006	2005	2004
Checking deposits	0.25%	0.22%	0.21%
Money market deposits	2.20%	1.42%	0.74%
Savings deposits	0.41%	0.28%	0.27%
Time deposits	3.94%	2.59%	1.91%
Total deposits	2.03%	1.19%	0.79%

The range of deposit account products offered by the Bank through its extensive branch and ATM network allows the Bank to be competitive in obtaining funds from its local retail deposit market. At the same time, however, as customers have increasingly responded to changes in interest rates, the Bank has experienced some fluctuations in deposit flows. Chevy Chase’s ability to attract and maintain deposits, and its cost of funds, will continue to be significantly affected by market conditions, competition and its pricing strategy.

The following table sets forth Chevy Chase’s deposit flows during the periods indicated.

	Year Ended September 30,
	2006	2005	2004
	(in thousands)
Deposits to accounts	$83,202,385	$72,320,724	$53,155,374
Withdrawals from accounts	(82,689,839)	(71,484,397)	(52,459,012)

Net cash to accounts	512,546	836,327	696,362
Interest credited to accounts	151,450	90,323	58,251

Net increase in deposit balances	$663,996	$926,650	$754,613

Deposit growth may be moderated by the Bank from time to time either to take advantage of lower cost funding alternatives or in response to more modest expectations for loan and other asset growth.

The following table sets forth, by weighted average interest rates, the type and amounts of deposits as of September 30, 2006, which will mature during the fiscal years indicated.

Weighted Average Interest Rates of Deposits

(Dollars in thousands)

	Checking and Money Market Deposit Accounts		Savings Accounts		Certificate Accounts		Total
Maturing During Year Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2007	$6,033,192	1.17%	$953,663	0.47%	$3,209,438	4.54%	$10,196,293	2.17%
2008	—	—	—	—	145,378	4.08	145,378	4.08
2009	—	—	—	—	66,692	3.82	66,692	3.82
2010	—	—	—	—	28,254	3.89	28,254	3.89
2011	—	—	—	—	9,147	3.98	9,147	3.98

Total	$6,033,192	1.17%	$953,663	0.47%	$3,458,909	4.50%	$10,445,764	2.21%

The following table summarizes maturities of certificate accounts in amounts of $100,000 or greater as of September 30, 2006.

Year Ending September 30,	Amount	Weighted Average Rate
	(Dollars in thousands)
2007	$1,301,661	4.74%
2008	36,675	4.47%
2009	24,002	3.98%
2010	6,800	3.88%
2011	1,403	4.19%

Total	$1,370,541	4.71%

The following table represents the amounts of deposits by various interest rate categories as of September 30, 2006 maturing during the fiscal years indicated.

Maturities of Deposits by Interest Rates

(In thousands)

	Accounts Maturing During Year Ending September 30,
Interest Rate	2007	2008	2009	2010	2011	Total
Non-interest bearing checking deposits (0%)	$1,316,980	$—	$—	$—	$—	$1,316,980
0.01% to 1.99%	4,036,610	—	—	—	—	4,036,610
2.00% to 2.99%	372,871	5,103	91	—	—	378,065
3.00% to 3.99%	1,762,746	70,014	41,969	20,442	4,832	1,900,003
4.00% to 4.99%	1,802,683	40,629	22,472	7,812	4,315	1,877,911
5.00% to 5.99%	904,403	29,632	2,160	—	—	936,195

Total	$10,196,293	$145,378	$66,692	$28,254	$9,147	$10,445,764

Borrowings. As a member of the FHLB of Atlanta, Chevy Chase may apply for advances on the security of its FHLB stock and certain of its mortgages and other assets, principally securities which are obligations of, or guaranteed by, the United States or its agencies, provided certain standards related to creditworthiness have been met.

Extensions of credit may be obtained pursuant to several different credit programs, each of which has its own rate and range of maturities. Advances must be secured by eligible collateral with a value, as determined by the FHLB of Atlanta, at least equal to 100% of Chevy Chase’s outstanding advances. The Bank had outstanding FHLB advances of $1.3 billion at September 30, 2006.

From time to time the Bank enters into repurchase agreements, which are treated as financings. The Bank sells securities, which are usually mortgage-backed securities, and agrees to buy back the same securities at a specified time, which is generally within seven to 90 days. The Bank pays a stated interest rate for the use of the funds for the specified time period. The obligation to repurchase the securities sold is reflected as a liability and the securities underlying the agreements are included in assets in the Consolidated Statements of Financial Condition in this report. These arrangements are, in effect, borrowings by the Bank secured by the securities sold. The Bank had outstanding repurchase agreements of $458.3 million at September 30, 2006.

The following table sets forth a summary of the repurchase agreements of the Bank as of the dates and for the years indicated.

	September 30,
	2006	2005
	(Dollars in thousands)
Securities sold under repurchase agreements:
Balance at year-end	$458,307	$191,034
Average amount outstanding during the year	232,824	119,791
Maximum amount outstanding at any month-end	458,307	191,109
Weighted average interest rate during the year	4.32%	2.61%
Weighted average interest rate on year-end balances	5.18%	3.59%

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

Subsidiaries

OTS regulations generally permit the Bank to make investments in service corporation subsidiaries in an amount not to exceed 3.0% of the Bank’s assets, provided that any investment in excess of 2.0% of assets serves primarily community, inner city or community development purposes. These regulations also permit the Bank to make “conforming loans” to those subsidiaries and joint ventures in an amount not to exceed 50% of the Bank’s regulatory capital. At September 30, 2006, 2.0% and 3.0% of the Bank’s assets was equal to $282.8 million and $424.2 million, respectively, and the Bank had $33.3 million invested in its service corporation subsidiaries.

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

Real Estate Activities. Manor Investment LLC, a subsidiary of the Bank, invests in real estate projects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Asset Quality.”

Securities Brokerage Services. Chevy Chase Securities, Inc., is a wholly owned subsidiary of Chevy Chase Financial Services Corporation (“CCFS”), which is a wholly owned direct subsidiary of Chevy Chase. Chevy Chase Securities is a licensed broker-dealer, which sells securities on a retail basis to the general public, including depositors and other customers of the Bank.

Insurance Services. Chevy Chase Insurance Agency, Inc. (“CCIA”), a wholly owned subsidiary of CCFS, is a licensed insurance broker offering a variety of “personal line” property and casualty and life insurance programs to the general public, including depositors and other customers of the Bank. CCIA’s primary programs consist of homeowner and automobile insurance in the property and casualty sector and mortgage and credit life and disability insurance in the life insurance sector.

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

Special Purpose Subsidiaries. At September 30, 2006, Chevy Chase Real Estate, LLC, (“CCRE”) a wholly owned subsidiary of Chevy Chase, held 100% of the common stock of nine subsidiaries, five of which are active, and a majority of which were formed for the sole purpose of acquiring title to various real estate projects pursuant to foreclosure or deed-in-lieu of foreclosure. The Bank’s aggregate investment in these subsidiaries was $26.2 million at September 30, 2006. CCRE is an operating subsidiary and, therefore, the Bank’s investment in CCRE is not subject to the 3.0% service corporation investment limit discussed above.

Employees

The Bank and its subsidiaries had 4,238 full-time and 782 part-time employees at September 30, 2006. The Bank provides its employees with a comprehensive range of employee benefit programs, including group health benefits, life insurance, disability insurance, paid sick leave, certain free deposit services and certain loan discounts. See “Executive Compensation” for a discussion of certain compensation programs available to the Bank’s executive officers. None of the Bank’s employees is represented by a collective bargaining agreement. The Bank believes that its employee relations are good.

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

According to the most recently published industry statistics, at June 30, 2006, Chevy Chase had the fifth largest market share, with approximately 9,0% of deposits, in the Washington DC metropolitan area. At that same date, the Bank had the largest market share, with approximately 25.5% of deposits, in Montgomery County, Maryland, ranked third in market share, with approximately 14.0% of deposits, in Prince George’s County, Maryland and ranked sixth in market share, with approximately 4.8% of deposits in Fairfax County, Virginia, excluding single branch institutions. Based on publicly available information, Chevy Chase estimates that, in the Washington, DC metropolitan area, it is one of the leaders in market share of single-family residential mortgage and home equity credit line loans.

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

The Bank made net tax sharing payments to the Trust totaling $2.0 million in fiscal year 2006. At September 30, 2006 and 2005, the estimated net tax sharing payment payable to the Trust by the Bank was $4.7 million and $1.8 million, respectively.

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

ITEM 1A.	RISK FACTORS

The following discussion sets forth some of the more important risk factors that could affect our business, financial condition and results of operations. However, other factors besides those discussed below or elsewhere in this or other of our reports also could adversely affect our business, financial condition and results of operations.

Risks Relating to Our Banking Business

The Bank’s operating results and financial condition may be adversely affected by interest rate changes and other market conditions.

Changes in interest rates affect the Bank’s financial performance in complex ways. The Bank’s operating results depend to a large extent on its net interest income, which is the difference between the interest it receives from its loans, securities and other assets and the interest it pays on its deposits and other liabilities. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. If interest rates decrease, the Bank’s net interest income likely would decrease because interest earned on its loans, mortgages, and other investment securities would decrease more quickly than interest that it pays on interest-bearing liabilities, such as deposits and borrowings. Declines in market interest rates also may result in increased prepayments of loans as borrowers are able to refinance their loans at lower interest rates. Higher than anticipated prepayments could negatively affect the Bank’s financial condition and results of operations.

The Bank’s recent emphasis on shorter-term adjustable-rate loans and core deposits generally results in increased net interest income when market interest rates rise. However, rising market interest rates can adversely affect its operations in other ways, such as by reducing demand for loans, increasing defaults by borrowers who are unable to make the higher loan payments or adversely affecting the marketability and value of the real estate and other collateral securing its loans.

Changes in interest rates and other market conditions, and the relationship between short- and long-term interest rates, also can affect the value of the Bank’s loans and other interest-sensitive assets, including interests it retain in its securitization transactions, mortgage and non-mortgage servicing rights, and its ability to realize gains on the sale and securitization of assets. For example, at September 30, 2006, the Bank’s assets included $168.1 million in loan servicing assets and $344.3 million in interest only assets, the value of which is based on market interest rates and depends on the accuracy of its various assumptions concerning items such as prepayment rates, credit losses and interest rates. If actual results differ from its assumptions, the value of those assets, as well as our earnings, could be adversely affected. For example, primarily because short-term interest rates have remained close to or at times even higher than long-term rates in recent periods, prepayments of its adjustable rate mortgage loans have been higher than anticipated and the Bank recorded write downs in the value of its interest only assets of $89.0 million during fiscal 2006 fiscal and $121.0 million in fiscal 2005. The Bank’s ability to originate adjustable rate mortgage loans also suffers when short-term interest rates are similar to or higher than longer-term rates.

For further discussion of interest rate risk considerations, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Asset and Liability Management” elsewhere in this Form 10-K.

The Bank’s “payment option” and “interest-only” mortgage loans subject it to additional risks.

In recent years, the Bank has significantly expanded its origination of adjustable rate mortgage loans that permit borrowers to defer payment of principal and interest. Many of these loans have a payment option that could result in interest being added to the principal of the loan, or “negative amortization.” Others allow the borrower to make an interest only payment. These features, coupled with the adjustable interest rates on these loans, could cause borrowers’ payments to increase substantially. In the absence of offsetting factors, such as higher wages, those increased payments could result in higher defaults and require increases in the Bank’s allowance for loan losses. The potential for significant increases in the payments required to be made by these borrowers, coupled with the relative complexity of these products when compared to traditional mortgage loans, could subject it to increased litigation and reputation risk, particularly in an environment of rising interest rates and declining property values. These loans also can result, under certain circumstances, in the Bank’s recognition as interest income payments that have not yet been made by the borrowers, which may lead to future losses if the borrowers ultimately fail to make those payments. At September 30, 2006, cumulative deferred interest totaled $32.8 million.

These types of ARMs also have been subject to increasing regulatory scrutiny, which could impact the Bank’s ability to offer these products on terms or under conditions as favorable to it as it has experienced in the past.

For a further discussion of these lending activities, refer to “Business— Lending and Leasing Activities – Single Family Residential Real Estate Lending” elsewhere in this Form 10-K.

The Bank depends on asset securitizations for additional liquidity and for other purposes, and the success of these transactions depends on its ability to correctly predict prepayment rates.

In the Bank’s securitization transactions, it typically recognizes gain on the sale and a related retained interest in a securitized pool of loans that it sells (sometimes through another entity that it establishes) to a special purpose vehicle, typically a trust, which, in turn, sells security interests in the pool. The value of the retained interest that it recognizes depends on several assumptions regarding the future performance of the securitized pool. The value of the Bank’s retained interest may increase or decrease materially if actual prepayment rates differ from its original assumptions or if market interest rates change. As a result, the Bank’s financial condition may be adversely affected by its inability to make accurate assumptions regarding the future performance of the securitized pool.

The Bank’s continued ability to access the asset-backed securitization markets depends on several factors, including:

•	its ability to originate additional loans for securitization and sale;

•	conditions in the securities markets, generally;

•	conditions in the asset-backed securitization markets;

•	its ability to obtain third-party credit enhancement;

•	its ability to adequately service the securitized loans; and

•	the absence of any material downgrading or withdrawal of ratings given to securities previously issued in its securitizations.

An inability to access the securitization markets could adversely affect the Bank’s financial condition and results of operations.

The Bank is highly regulated and failure to satisfy constantly evolving requirements, including minimum regulatory capital ratios, could adversely affect its business and operations.

As a federal savings bank, the bank is subject to extensive and frequently changing legislative, regulatory and accounting requirements. Many of these requirements place restrictions on its operations. In addition, failure to comply with these requirements can subject it to regulatory enforcement actions, including monetary penalties, and can hurt its reputation with its customers and the public.

The requirement to meet minimum regulatory capital ratios is particularly important to the Bank’s operations. The Bank’s capital ratios at September 30, 2006, satisfied the regulatory requirements and were sufficient to meet the standards for classification as a “well capitalized” institution, the highest of five categories under the OTS’s “prompt corrective action” regulations. For further information about its regulatory capital levels, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition –Capital” elsewhere in this Form10-K.

The Bank’s ability to maintain its regulatory capital at appropriate levels depends on many factors, including general economic conditions, discretion of its regulators and the performance of its loan and lease portfolios. Also, the Bank has historically relied on preferred stock and subordinated debt as significant components of its regulatory capital. Those instruments require significant fixed payments to holders, which increase its expenses and make it more difficult for it to generate additional core capital through retained earnings. In addition, the Bank is a privately held company and as a result it may not be able to access the capital markets as easily and on terms as favorable as if it were a public company.

Failure to meet these capital requirements can subject the Bank to a series of regulatory actions that generally become more severe as its capital levels decline. Those actions can include restricting its payment of dividends, limiting its asset growth, restricting its activities, requiring it to raise additional capital, restricting payments on its subordinated debt or, if its “tangible capital” level is reduced below 2%, placing it into conservatorship or receivership.

For further information about our regulatory capital requirements, including potential changes to those requirements, refer to “Business – Regulation – Regulatory Capital” elsewhere in this Form 10-K.

Recent reform of the federal deposit insurance system is likely to increase the Bank’s cost of FDIC insurance in future years, although it will have a credit available to offset most of the increase in calendar year 2007. For further information about its FDIC insurance premiums, refer to “Business – Regulation – Deposit Insurance Premiums” in this report.

The Bank operates in a highly competitive environment, which could adversely impact its ability to attract and retain customers, as well as the pricing of its loans, deposits and other products, causing it to lose market share and deposits and revenues.

The Bank is subject to intense competition from various financial institutions and from non-bank entities that engage in similar activities without being subject to the same regulatory supervision and restrictions. In making loans, it competes with traditional banking institutions as well as consumer finance companies, leasing companies and other non-bank lenders. Loan pricing and credit standards are under competitive pressure as lenders seek to deploy capital and a broader range of borrowers have access to other sources of funding.

Traditional deposit activities are subject to pricing pressures and customer migration as a result of intense competition for consumer investment dollars. The Bank competes for deposits with other commercial banks, savings banks, savings and loan associations, credit unions, insurance companies, and issuers of commercial paper and other securities, including mutual funds.

Many of its competitors are substantially larger and have substantially more resources than it does.

For further information about our competitive environment, please see “Business—Competition” in this report.

A substantial amount of the Bank’s revenue is derived from non-interest income which can be less predictable than net interest income.

In recent years, non-interest income, which is reflected as “Other Income” on the Bank’s consolidated statements of operations, has been an important source of its revenues. The Bank has earned non-interest income primarily from loan servicing and deposit servicing fees, gains on sales of loans and mortgage-backed securities, and automobile rental income. For the fiscal years ended September 30, 2006, 2005 and 2004, it recognized non-interest income of approximately $394.9 million, $442.6 million and $539.5 million, respectively. Its ability to generate non-interest income depends upon market interest rates, consumer preferences, the demand for mortgage and other loans and leases, conditions in the loan sale market, the level of securitized receivables and other factors, many of which are beyond its control. The amount of this income, therefore, can fluctuate substantially which can be a particular problem for the Bank because of its relatively high proportion of fixed costs such as the payments required on its preferred stock and subordinated debt. A significant decrease in its non-interest income could adversely affect the Bank’s results of operations and financial condition.

If the Bank’s allowance for losses is not sufficient to absorb losses in its loan and real estate portfolios, it will adversely affect the Bank’s financial condition and results of operations.

Some borrowers may not repay loans that the Bank makes to them. The Bank records on its financial statements an allowance for possible losses from its loan and real estate portfolios, which reflects management’s best estimates of losses, both known and inherent, in the portfolios. However, the Bank cannot predict losses with certainty. It is possible that the Bank will suffer losses in excess of its allowance for losses, or that future evaluations of its asset portfolio will require significant increases in the allowance for losses as a result of changes in economic conditions, regulatory examinations or its own internal review process. In this event, the Bank’s financial condition and results of operations will be adversely affected.

The Bank’s business is concentrated in the metropolitan Washington, DC area and would be negatively impacted by an economic downturn in the local economy.

The Bank’s principal deposit and lending market is concentrated in the metropolitan Washington, DC area. Accordingly, a disproportionate economic downturn in the local economy would have a greater negative impact on its overall financial performance than on the overall financial performance of larger financial institutions whose borrowers and real estate portfolios are more geographically diverse. In addition, a significant percentage of its mortgage loans are secured by properties in California, and as a result the bank is subject to risks relating to the California markets.

Risks Relating to Our Real Estate Business

If we do not continue to receive dividends and tax sharing payments from the Bank our business and financial condition could be adversely affected.

To meet our cash needs, we rely, in part, on dividends paid on the common stock of the Bank, of which we own 80%, and payments made by the Bank under the tax sharing agreement. The availability and amount of tax sharing payments and/or dividends in the future depends primarily on:

•	The Bank’s operating performance and income, which may be adversely affected by changes in interest rates, the continued growth of the Bank’s commercial loan portfolio, which is riskier than residential mortgage loans, and the concentration of the Bank’s business in the Washington, DC area;

•	restrictions imposed by the Bank’s regulators, including the fact that the regulators may not permit the Bank to pay dividends if it does not remain “well capitalized”;

•	restrictions on the Bank’s ability to pay dividends imposed by the indentures for its outstanding subordinated debt; and

•	in the case of tax sharing payments, the continued consolidation of the Bank and its subsidiaries with the Real Estate Trust for federal income tax purposes.

If the Bank does not pay sufficient dividends or make sufficient payments under the tax sharing agreement, we will need to raise funds from other sources. In fiscal 2006 and 2005, the Bank paid us $32.0 million and $39.2 million, respectively, in dividends and $2.0 million and $2.1 million, respectively, in tax sharing payments.

The Real Estate Trust has historically experienced losses, before taking into account asset sales, which could adversely affect our business and financial condition.

Historically, we have had operating losses before accounting for gains from the sale of properties and before the consolidation of the Bank into our financial statements. For fiscal 2006 and 2005, the loss from continuing operations was $2.0 million and $7.4 million, respectively. If we continue to operate at a loss and we do not receive dividends and tax sharing payments from the Bank or funds from other sources, our business and financial condition could be adversely affected.

Historically, the fixed expenses of our real estate operations have been greater than our earnings generated by our real estate operations available to pay those expenses, which could adversely affect our business and financial condition.

During the past five fiscal years, we had sufficient funds available to pay our required interest, debt and ground rent expenses. On a consolidated basis, our total available earnings exceeded our fixed charges by $125.0 million, $172.0 million, $185.3 million, $122.3 million and $73.2 million in fiscal years 2006, 2005, 2004, 2003 and 2002, respectively. However, the fixed charges of our real estate operations exceeded the earnings generated by our real estate operations, with the exception of fiscal 2006, for four of our last five fiscal years. We cannot assure that, in future fiscal years, the revenues generated by our real estate operations will exceed the fixed charges of our real estate operations. As a result, during each of the past five fiscal years, except fiscal year 2006, the Real Estate Trust depended on the receipt of dividends and tax sharing payments from the Bank to pay its fixed charges, including payment of principal and interest on the notes. Excluding the dividend and tax sharing payments from the Bank, the Real Estate Trust’s fixed charges would have exceeded its available earnings by $2.3 million, $17.9 million, $8.8 million and $15.3 million in fiscal years 2005, 2004, 2003 and 2002, respectively. If the Real Estate Trust is unable to fund any future shortfall between available earnings and required payments with payments from the Bank or from other sources, our business and financial condition could be adversely affected.

Many real estate costs are fixed, even if income from our properties decreases.

Many of our operating expenses and almost all of our debt service payments associated with the operation of our income-producing properties are fixed, while the income generated from these properties can significantly fluctuate, for example by reductions in occupancy and rental rates. In addition, the operating expenses of income-producing properties can increase due to inflation, increases in real estate taxes and other general economic factors or governmental actions outside our control. As a result, our ability to pay the fixed costs with cash flow produced by our income-producing properties is highly dependent on our ability to maintain or increase rental income and hotel sales revenue.

Adverse trends in the hotel industry may affect some of our properties.

A number of our properties are hotels. The success of these properties depends largely on the property operators’ ability to adapt to dominant trends in the hotel industry, including greater competitive pressures, increased consolidation, industry overbuilding, dependence on business and consumer spending patterns and changing demographics, the introduction of new concepts and products, the availability of labor, price levels and general economic conditions. The success of a particular hotel chain, the ability of a hotel chain to fulfill any obligations to operators of its business, and trends in the hotel industry may affect our results of operations.

Our performance is subject to general risks associated with the real estate industry.

Our economic performance is subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay our fixed costs will be adversely affected. We are susceptible to the following real estate industry risks:

•	economic downturns in the areas where our properties are located;

•	adverse changes in local real estate market conditions, such as oversupply or reduction in demand;

•	changes in tenant preferences that reduce the attractiveness of our properties to tenants;

•	zoning or regulatory restrictions;

•	decreases in market rental rates;

•	decreased demand by the general public for the services of the businesses located in our properties, which could, for example, reduce the income we receive from hotel properties, as advance bookings represent only a small portion of overall revenues and can be cancelled;

•	costs associated with the need to periodically repair, renovate and re-lease space; and

•	increases in the cost of adequate maintenance, insurance and other operating costs, including real estate taxes, associated with one or more properties, which may occur even when circumstances such as market factors and competition cause a reduction in revenues from one or more properties, although real estate taxes typically do not increase upon a reduction in such revenues.

Our development activities are inherently risky.

The ground-up development of improvements on real property, as opposed to the renovation and redevelopment of existing improvements, presents substantial risks. If our development projects are not successful, it may adversely affect our financial condition and results of operations.

In addition to the risks associated with real estate investment in general as described elsewhere, the risks associated with our development activities include:

•	Significant time lag between commencement and completion subjects us to greater risks due to fluctuation in the general economy;

•	Failure or inability to obtain construction or permanent financing on favorable terms;

•	Expenditure of money and time on projected rental rates or anticipated pace of lease-up;

•	Higher-than-estimated construction costs, including labor and material costs; and

•	Possible delay in completion of the project because of a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, or acts of God (such as fires, earthquakes or floods).

We may be unable to sell properties when appropriate because real estate investments are illiquid.

Real estate investments, including ours, tend to be relatively illiquid, meaning that they can not be sold quickly for cash. This lack of liquidity limits our ability to promptly change the types of properties we own in response to changes in economic, demographic, social, financial and investment conditions. Our inability to respond quickly to adverse changes in the performance of our investments could have an adverse effect on our operations and ability to service our fixed costs.

The amount of debt we have and the restrictions imposed by that debt could adversely affect our business and financial condition.

As of September 30, 2006, we had approximately $488.3 million of mortgage debt outstanding, secured by the majority of our operating properties, $250.0 million of notes secured by our investment in the Bank and $21.4 million of unsecured notes.

The amount of our debt outstanding from time to time could have important consequences to our operations. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, property acquisitions and other appropriate business opportunities that may arise in the future;

•	limit our ability to obtain any additional financing we may need in the future for working capital, debt refinancing, capital expenditures, acquisitions, development or other general corporate purposes;

•	make it difficult to satisfy our debt service requirements;

•	limit our ability to make distributions on our outstanding common and preferred stock;

•	require us to dedicate increased amounts of our cash flow from operations to payments on our variable rate, unhedged debt, if applicable, if interest rates rise;

•	limit our flexibility in planning for, or reacting to, changes in our business and the factors that affect the profitability of our business, which may place us at a disadvantage compared to competitors with less debt or debt with less restrictive terms; and

•	limit our ability to obtain any additional financing we may need in the future for working capital, debt refinancing, capital expenditures, acquisitions, development or other general corporate purposes.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance, our indebtedness will depend primarily on our future performance, which to a certain extent is subject to economic, financial, competitive and other factors described in this section. If we are unable to generate sufficient cash flow from our business in the future to service our debt or meet our other cash needs, we may be required to refinance all or a portion of our existing debt, sell assets or obtain additional financing to meet our debt obligations and other cash needs. Our ability to refinance, sell assets or obtain additional financing may not be possible on terms that we would find acceptable.

We are obligated to comply with financial and other covenants in our debt that could restrict our operating activities, and the failure to comply could result in defaults that accelerate the payment under our debt.

Our secured debt generally contains customary covenants, including, among others, provisions:

•	relating to the maintenance of the property securing the debt;

•	relating to the implementation of lockboxes or change in management if debt service coverage ratios are not met;

•	restricting our ability to assign or further encumber the properties securing the debt; and

•	restricting our ability to enter into certain new leases or to amend or modify certain existing leases without obtaining consent of the lenders.

Our ability to meet some of the covenants in our debt, including covenants related to the condition of the property or payment of real estate taxes, may be dependent on the performance by our tenants under their leases.

In addition, our line of credit requires us to satisfy financial covenants. The material financial covenant requires us, on a consolidated basis, to:

•	limit the amount of debt so that interest expense coverage is not less than 1.25 to 1 on a trailing four quarter basis;

As of September 30, 2006, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations and our ability to meet our obligations.

Environmental laws and regulations could reduce the value or profitability of our properties.

All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to hazardous materials, environmental protection and human health and safety. Under various federal, state and local laws, ordinances and regulations, we and our tenants may be required to investigate and clean up certain hazardous or toxic substances released on or in properties we own or operate, and also may be required to pay other costs relating to hazardous or toxic substances. This liability may be imposed without regard to whether we or our tenants knew about the release of these types of substances or were responsible for their release. The presence of contamination or the failure properly to remediate contamination at any of our properties may adversely affect our ability to sell or lease those properties or to borrow using those properties as collateral. The costs or liabilities could exceed the value of the affected real estate. We are not aware of any environmental condition with respect to any of our properties that management believes would have a material adverse effect on our business, assets or results of operations taken as a whole. The uses of any of our properties prior to our acquisition of the property and the building materials used at the property are among the property-specific factors that will affect how the environmental laws are applied to our properties. If we are subject to any material environmental liabilities, the liabilities could adversely affect our results of operations and our ability to meet our obligations.

We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist on the properties in the future. Compliance with existing and new laws and regulations may require us or our tenants to spend funds to remedy environmental problems. Our tenants, like many of their competitors, have incurred, and will continue to incur, capital and operating expenditures and other costs associated with complying with these laws and regulations, which will adversely affect their potential profitability.

Generally, our tenants must comply with environmental laws and meet remediation requirements. Our leases typically impose obligations on our tenants to indemnify us from any compliance costs we may incur as a result of the environmental conditions on the property caused by the tenant. If a lease does not require compliance or if a tenant fails to or cannot comply, we could be forced to pay these costs. If not addressed, environmental conditions could impair our ability to sell or re-lease the affected properties in the future or result in lower sales prices or rent payments.

Our insurance coverage on our properties may be inadequate.

We carry comprehensive insurance on all of our properties, including insurance for liability, fire, flood and rental loss. We also carry environmental insurance on most of our properties. These environmental policies contain coverage limitations. We believe this coverage is of the type and amount customarily obtained for or by an owner of real property assets. We intend to obtain similar insurance coverage on subsequently acquired properties.

As a consequence of the September 11, 2001 terrorist attacks and other significant losses incurred by the insurance industry, the availability of insurance coverage has decreased and the prices for insurance have increased. As a result, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and toxic mold, or, if offered, the expense of obtaining these types of insurance may not be justified. We therefore may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for any mortgage debt or other financial obligations related to the property. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed. Events such as these could adversely affect our results of operations and our ability to meet our obligations.

We may be required to make payments to the Bank.

If, in any fiscal year, the Bank has a net operating loss, we would be required under the tax sharing agreement with the Bank to make payments to the Bank if we or any of our affiliated companies use all or a portion of that loss to offset our taxable income. If the Bank has a net operating loss that is not used by us in that year to offset our taxable income, the Bank can use those losses to obtain a refund from the IRS of taxes paid in previous years or to obtain a refund from us of tax sharing payments paid by the Bank to us, or both, depending on the amount of losses and the taxable year in which they occurred.

As of September 30, 2006, the amount of the tax sharing payments that the Real Estate Trust received from the Bank and that is subject to recapture should the Bank have future tax losses is $11.5 million. In future years, the amount of the tax sharing payments that is subject to recapture will vary based on the actual amounts of taxable income and losses generated by the Real Estate Trust and by the Bank.

In addition, we may, if the Bank’s regulatory capital falls below certain levels, be required to contribute capital to the Bank.

Other Risks

We are controlled by B. Francis Saul II, whose interests may conflict with those of the holders of our notes.

B. Francis Saul II, members of his family, and entities controlled by or otherwise affiliated with him, directly or indirectly, own all of the outstanding shares of our common stock. As a result, Mr. Saul exercises significant influence over our affairs, which influence might not be consistent with the interests of some, or a majority, of the holders of our notes or the holders of the Bank’s debentures or preferred stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports in the 180 days preceding September 30, 2006 that remain unresolved.

ITEM 2.	PROPERTIES

REAL ESTATE

A list of the investment properties of the Real Estate Trust is set forth under “Item 1. Business—Real Estate—Real Estate Investments.”

The Trust conducts its principal business from its executive offices at 7501 Wisconsin Avenue, Suite 1500, Bethesda, Maryland. The Saul Company leases all office facilities on behalf of the Trust.

BANKING

At September 30, 2006, the Bank conducted its business from its home office at 7926 Jones Branch Drive, McLean, Virginia and its executive offices at 7501 Wisconsin Avenue, Bethesda, Maryland; its operations centers at 6151 and 6200 Chevy Chase Drive, and 14601 Sweitzer Lane, Laurel, Maryland; and 265 full-service offices located in Maryland, Virginia, Delaware and the District of Columbia. On that date, the Bank owned the building and land for 50 of its branch offices and leased its remaining 215 branch offices. Chevy Chase leases the office facilities at 7926 Jones Branch Drive, 6200 Chevy Chase Drive and 14601 Sweitzer Lane. Chevy Chase leases office facilities at 1919 M Street, NW, Washington, DC, which previously housed a subsidiary that relocated to the Bank’s executive offices during 2005. Chevy Chase owns the building and leases the land at 7501 Wisconsin Avenue. In addition, the Bank leases office space in which its subsidiaries are housed. The office facility leases have various terms expiring from fiscal years 2006 to 2033 and the ground leases have terms expiring from fiscal years 2029 to 2081. The Bank owns the building and land for its operations center at 6151 Chevy Chase Drive, Laurel, Maryland. The Bank also owns the office building and leases the land at 7700 Old Georgetown Road, Bethesda, Maryland, and leases the office facilities at 7735 Old Georgetown Road, Bethesda, Maryland. Both of these office facilities were occupied by Bank personnel prior to the consolidation into the Bank’s corporate headquarters. The Bank has leased or is in the process of leasing or subleasing these facilities to third parties. See Note 9 to the Consolidated Financial Statements in this report for lease expense and commitments, and Management’s Discussion And Analysis - Of Financial Condition And Results Of Operations - Capital” in this report for a discussion of the regulatory treatment of one of the Bank’s office buildings.

At September 30, 2006, the net book value of the Bank’s office facilities, including leasehold improvements, was $343.5 million, net of accumulated depreciation of $168.6 million. The Bank owns additional assets, including furniture and data processing equipment. At September 30, 2006, these other assets had a book value of $258.1 million, net of accumulated depreciation of $164.2 million. The Bank also has operating leases, primarily for certain data processing equipment and software. Those leases have month-to-month or year-to-year terms. See Note 18 to the Consolidated Financial Statements in this report.

The Bank also owns automobiles which are leased to third parties. The leases are accounted for as operating leases with lease payments recognized as rental income. At September 30, 2006, automobiles subject to lease had a book value $55.4 million, net of accumulated depreciation of $55.3 million. See Note 19 to the Consolidated Financial Statements in this report.

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

During the year, the Bank settled for $16.1 million a seven year old class action lawsuit related to its prior credit card business which the Bank sold in 1998. The settlement completely resolves the case and the settlement amount includes plaintiffs’ counsel legal fees, the administrative costs of the claims and notification process as well as payment of alleged damages. While the Bank did not admit any wrongdoing and believed it would be successful if the case proceeded to be adjudicated on the merits, it elected to settle to eliminate the uncertainty and significant costs of further litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There currently is no established public trading market for Common Shares. At December 15, 2006, there were seven corporate holders of record of Common Shares. All holders of Common Shares at such date were affiliated with the Trust. The Trust has no common share equivalents. The Trust declared the following common dividends during fiscal 2006. On January 19, 2006, the Trust declared a dividend on its common shares of $0.248 per share, totaling approximately $1.2 million, payable on January 20, 2006, to holders of record on December 30, 2005. On March 9, 2006, the Trust declared a dividend on its common shares of $0.4362 per share, totaling approximately $2.1 million, payable on March 17, 2006, to holders of record on March 10, 2006. On June 22, 2006, the Trust declared a dividend on its common shares of $0.342 per share, totaling approximately $1.6 million, payable on June 23, 2006, to holders of record on June 19, 2006. On September 21, 2006, the Trust declared a dividend on its common shares of $0.342 per share, totaling $1.6 million, payable on September 22, 2006, to holders of record on September 18, 2006. The Trust declared the following dividends during fiscal 2005. On January 20, 2005, the Trust declared a dividend on its common shares of $0.248 per share, totaling approximately $1.2 million, payable on January 21, 2005, to holders of record on December 30, 2004. In addition, on March 10, 2005, the Trust declared a dividend on its common shares of $0.4362 per share, totaling approximately $2.1 million, payable on March 18, 2005, to holders of record on March 11, 2005. On June 23, 2005 the Trust declared a dividend on its common shares of $0.342 per share, totaling $1.6 million, payable on June 24, 2005, to holders of record on June 20, 2005. On September 22, 2005 the Trust declared a dividend on its common shares of $0.342 per share, totaling $1.6 million, payable on September 23, 2005, to holders of record on September 20, 2005. In fiscal 2004 the Trust declared a dividend on its Common Shares of approximately $0.092 per share, totaling approximately $440,000, on September 23, 2004, payable on September 24, 2004 to holders of record on September 20, 2004. No other Common Share dividends were paid during fiscal 2004. See “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data of the Trust herein have been derived from the Consolidated Financial Statements of the Trust. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this report.

SELECTED FINANCIAL DATA

	Year Ended September 30,
(In thousands, except per share amounts and other data)	2006	2005	2004	2003	2002
STATEMENT OF OPERATIONS DATA:
Real Estate:
Revenues	$169,637	$139,504	$123,646	$112,628	$113,706
Operating expenses	182,134	155,381	156,851	141,602	140,064
Equity in earnings of unconsolidated entities, net	10,051	8,246	7,788	7,248	8,811
Impairment loss on investments	—	—	—	(998)	(188)
Gain on sales of property	416	263	2,769	9,079	—

Real estate operating loss	(2,030)	(7,368)	(22,648)	(13,645)	(17,735)

Banking:
Interest income	735,003	572,763	441,271	451,551	541,399
Interest expense	318,171	207,193	163,022	205,479	273,186

Net interest income	416,832	365,570	278,249	246,072	268,213
Credit (provision) for loan losses	9,004	11,569	14,522	(18,422)	(51,367)

Net interest income after credit (provision) for loan losses	425,836	377,139	292,771	227,650	216,846

Other income:
Deposit servicing fees	144,548	136,279	129,107	122,473	113,640
Servicing, securitization and mortgage banking income	158,781	171,842	216,052	144,158	100,522
Automobile rental income	35,196	81,963	157,034	235,360	242,646
Other	56,394	52,516	37,301	37,850	32,094

Total other income	394,919	442,600	539,494	539,841	488,902

Operating expenses	681,952	630,044	601,050	621,301	602,166

Banking operating income	138,803	189,695	231,215	146,190	103,582

Total Company:
Income from continuing operations before income taxes and minority interest	136,773	182,327	208,567	132,545	85,847
Income tax provision	39,663	59,141	70,480	46,658	23,777

Income from continuing operations before minority interest	97,110	123,186	138,087	85,887	62,070
Minority interest held by affiliates	(13,597)	(19,516)	(23,070)	(13,926)	(9,671)
Minority interest — other	(29,141)	(29,071)	(37,195)	(26,160)	(25,313)

Income from continuing operations	54,372	74,599	77,822	45,801	27,086
Discontinued real estate operations, net of income taxes	2,590	(1,001)	(1,122)	(811)	(1,179)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	897	—

Total company net income	$56,962	$73,598	$76,700	$45,887	$25,907

Net income available to common shareholders	$51,544	$68,180	$71,282	$40,469	$20,489

Net income (loss) per common share:
Income from continuing operations	$10.18	$14.39	$15.06	$8.38	$4.48
Discontinued operations	0.54	(0.21)	(0.23)	(0.17)	(0.24)
Cumulative effect of change in accounting principle	—	—	—	0.19	—

Net income per common share (Basic and Diluted)	$10.72	$14.18	$14.83	$8.40	$4.24

Continued on following page.

SELECTED FINANCIAL DATA

(Continued)

	Year Ended September 30,
(In thousands, except per share amounts and other data)	2006	2005	2004	2003	2002
BALANCE SHEET DATA:
Assets:
Real estate assets	$662,812	$465,830	$458,169	$429,285	$437,514
Income-producing properties, net (1)	373,093	270,828	273,360	275,005	285,308
Land parcels	44,582	48,029	41,654	42,425	44,020
Construction in progress	34,946	—	—	—	—
Banking assets	14,141,121	14,244,961	13,270,847	11,779,440	11,273,252
Total company assets	14,803,933	14,710,791	13,729,016	12,208,725	11,710,766
Liabilities:
Real estate liabilities	832,379	660,219	676,301	652,856	663,376
Mortgage notes payable (1)	488,339	294,328	311,316	322,437	326,232
Notes payable - secured	250,000	250,000	250,000	203,800	201,750
Notes payable - unsecured	21,398	57,760	56,428	55,349	55,156
Banking liabilities	13,192,459	13,324,284	12,400,167	11,039,425	10,614,255
Minority interest held by affiliates	130,529	124,932	114,933	98,062	88,137
Minority interest - other	296,013	296,013	296,013	249,698	218,307
Total company liabilities	14,451,380	14,405,448	13,487,414	12,040,041	11,584,075
Shareholders’ equity	352,553	305,343	241,602	168,684	126,691
OTHER DATA (1):
Hotels:
Number of hotels	17	17	18	18	18
Number of guest rooms	3,110	3,383	3,573	3,574	3,578
Average occupancy	70%	68%	66%	61%	61%
Average room rate	$128.88	$106.81	$91.67	$85.93	$86.92
Office properties:
Number of properties	14	14	13	13	13
Leasable area (square feet)	1,990,147	1,990,147	1,978,016	1,978,016	1,978,016
Leasing percentages	92%	91%	89%	85%	86%
Land parcels:
Number of parcels	11	12	10	10	10
Total acreage	439	452	381	381	389

(1)	Includes real estate held for sale for fiscal 2005 and earlier.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

REAL ESTATE

Real Estate Properties: Income-producing properties are stated at the lower of depreciated cost (except those which were acquired through foreclosure or equivalent proceedings, the carrying amounts of which are based on the lower of cost or fair value at the time of acquisition) or net realizable value. Management believes that these assets have generally appreciated in value and, accordingly, the aggregate current value exceeds their aggregate net book value and also exceeds the value of the Real Estate Trust’s liabilities as reported in these financial statements. Because these financial statements are prepared in conformity with GAAP, they do not report the current value of the Real Estate Trust’s real estate assets. The purchase price of real estate assets is allocated between land, building, in-place acquired leases and other intangibles based on the relative fair values of the components at the date of acquisition. Buildings are depreciated on a straight-line basis over their estimated useful lives of 28 to 50 years. Intangibles associated with acquired leases are amortized over the remaining lease terms.

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

BANKING

General: The Bank’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires the Bank to make certain estimates and assumptions that affect its reported results. See Note 1 to the Consolidated Financial Statements in this report. The Bank has identified four policies that, due to estimates and assumptions inherent in those policies, involve a relatively high degree of judgment and complexity.

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

Interest-Only Strips Receivable and Certificates: The Bank sells loans and retains an interest-only strip receivable or receives an interest-only certificate related to the sold items. The interest-only assets are initially recorded by allocating the previous carrying value of the assets involved in the transactions between the assets sold and the interests retained, including the interest-only strips receivable. Subsequently, the interest-only assets are carried at their fair values, with changes in fair value reflected in income. Fair value of these interest-only assets is based on discounted expected future cash flows, which are determined using various assumptions, the most significant of which are discount rates and prepayment speeds. The Bank also engages independent firms with expertise in this area to evaluate these assets and render an opinion on their fair value. If actual prepayment or default rates significantly exceed the estimates, the actual amount of future cash flow could be less than the expected amount and the value of the interest-only assets, as well as the Bank’s earnings, could decline.

Mortgage Servicing Rights: The Bank sells mortgage loans and retains the right to service those loans (“originated MSR”). Originated MSR are initially recorded by allocating the previous carrying value of the loans between the portion sold and the retained originated MSR. Also, the Bank has purchased the right to service mortgage loans originated by third parties (“purchased MSR” and, together with originated MSR, “MSR”). Purchased MSR are initially recorded at their acquisition cost. Subsequent to origination or purchase, MSR are carried at the lower of their amortized cost or fair value. Fair value of MSR is based on discounted expected future income, net of related expenses, to be generated by servicing the underlying loans. When determining fair value, the Bank uses several assumptions, the most significant of which are the estimated rate of repayment of the underlying loans and the discount rate. The Bank also engages independent firms with expertise in this area to evaluate these assets and render an opinion on their fair value. If actual repayment rates significantly exceed the estimates, the actual amount of future cash flow could be less than the expected amount and the value of the MSR, as well as the Bank’s earnings, could decline. Effective October 1, 2006, the Bank adopted SFAS 156 and MSRs are now carried at their fair value. See Note 1 to the Consolidated Financial Statements in this report.

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

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at September 30, 2006, consisted primarily of hotels, office and industrial projects, and land parcels. At September 30, 2006, the Real Estate Trust’s hotel portfolio included 17 properties containing 3,110 available rooms. The office property portfolio consisted of 14 properties with a total gross leasable area of 1,990,000 square feet. See “Item 1. Business — Real Estate — Real Estate Investments.”

The hotel portfolio, excluding the two properties acquired and the three properties disposed of during the current and prior fiscal years, (“Same hotel properties”) experienced an average occupancy of 70.8% and an average room rate of $123.48 during fiscal 2006, compared to an average occupancy of 69.5% and an average room rate of $112.41 during the prior fiscal year. REVPAR (revenue per available room) for the same hotel properties was $87.37 for fiscal 2006, an 11.8% increase over REVPAR for fiscal 2005 of $78.16.

The Real Estate Trust’s hotel portfolio has experienced positive growth in occupancy and strong growth in average room rates, particularly the Northern Virginia and Florida properties, during fiscal year 2006 reflecting continued strength in general business travel.

The Real Estate Trust’s office and industrial property portfolio was 92.0% leased at September 30, 2006, compared to a leasing rate of 91.0% at September 30, 2005. At September 30, 2006, of the total gross leasable area of 1,990,000 square feet, 343,605 square feet (17.3%) and 191,224 square feet (9.6%) were subject to leases expiring in fiscal 2007 and fiscal 2008, respectively. Expiring leases, by property, are detailed in Part I, Item I of this Form 10-K. The Real Estate Trust is actively marketing all expiring space, both through possible renewals or new tenants.

BANKING

General. The Bank’s assets decreased by $103.8 million to $14.1 billion during fiscal year 2006. The Bank recorded operating income of $138.8 million during fiscal year 2006, compared to operating income of $189.7 million during fiscal year 2005. The decrease in operating income for fiscal year 2006 was primarily attributable to reductions in the carrying value of servicing assets and interest-only assets as a result of continued high prepayment rates on securitized residential mortgage loans, decreased automobile rental income as a result of the Bank’s prior decision to exit that business, and increased salaries and employee benefits. Partially offsetting these items were increases in net interest income and a decrease in depreciation and amortization. See “Results of Operations.”

At September 30, 2006, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.15%, 6.15%, 9.12% and 11.21%, respectively. The Bank’s capital ratios exceeded regulatory requirements as well as the standards established for well-capitalized institutions under OTS prompt corrective action regulations. See “Capital.”

During fiscal year 2006, the Bank declared and paid, out of the retained earnings of the Bank, cash dividends on its Common Stock in the aggregate amount of $4,000 per share.

The Bank’s assets are subject to review and classification by the OTS upon examination. The OTS concluded its most recent safety and soundness examination of the Bank in August 2006.

Asset Quality. Non-Performing Assets. The Bank’s overall level of non-performing assets increased during fiscal year 2006 due primarily to increased residential mortgage loans placed on non-accrual status and higher levels of REO due to development expenditures in two projects. The following table sets forth information concerning the Bank’s non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	September 30,
	2006	2005	2004	2003	2002
Non-performing assets:
Non-accrual loans:
Residential mortgage	$27,352	$20,874	$8,993	$6,567	$12,731
Home equity	1,858	1,443	1,767	1,480	949
Other real estate	1,481	—	—	1,004	653

Total non-accrual real estate loans	30,691	22,317	10,760	9,051	14,333
Commercial	13	30	242	249	2,329
Subprime automobile	14	375	1,164	4,372	7,755
Prime automobile	505	768	1,069	1,484	1,705
Other consumer	202	216	472	444	431

Total non-accrual loans (1)	31,425	23,706	13,707	15,600	26,553

Real estate acquired in settlement of loans	32,310	20,265	20,357	21,820	94,665
Allowance for losses on real estate acquired in settlement of loans	—	—	—	—	(71,293)

Real estate acquired in settlement of loans, net	32,310	20,265	20,357	21,820	23,372

Total non-performing assets	$63,735	$43,971	$34,064	$37,420	$49,925

Troubled debt restructurings	$—	$—	$—	$—	$—

Allowance for losses on loans	$25,000	$28,640	$37,750	$58,397	$66,079
Allowance for losses on real estate held for investment	—	—	202	202	202
Allowance for losses on real estate acquired in settlement of loans	—	—	—	—	71,293

Total allowances for losses	$25,000	$28,640	$37,952	$58,599	$137,574

Interest income recorded
Non-accrual assets	$1,488	$449	$180	$39	$279

Restructured loans	$—	$—	$—	$—	$—

Interest income that would have been recorded had the loans been current in accordance with their original terms
Non-accrual assets	$1,801	$1,034	$1,206	$2,098	$3,141

Restructured loans	$—	$—	$—	$—	$—

Ratios:
Non-performing assets to total assets	0.45%	0.31%	0.26%	0.32%	0.44%
Allowance for losses on real estate loans to non-accrual real estate loans (1)	36.33%	47.48%	91.02%	75.65%	44.05%
Allowance for losses on loans to non-accrual loans (1)	79.55%	120.81%	275.41%	374.34%	248.86%
Allowance for losses on loans to total loans receivable (2)	0.24%	0.26%	0.36%	0.65%	0.85%

(1)	Before deduction of allowances for losses.

(2)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets include non-accrual loans and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

Non-performing assets totaled $63.7 million at September 30, 2006, compared to $44.0 million, at September 30, 2005. The Bank maintained valuation allowances of $25.0 million and $28.6 million on its loan portfolio at September 30, 2006 and 2005, respectively. The $19.7 million increase in non-performing assets reflected a net increase in non-accrual loans of $7.7 million coupled with an increase in REO of $12.0 million.

Non-accrual Loans. The Bank’s non-accrual loans totaled $31.4 million at September 30, 2006, an increase from $23.7 million at September 30, 2005. At September 30, 2006, non-accrual loans consisted of $30.7 million of non-accrual real estate loans and $0.7 million of non-accrual prime automobile, subprime automobile, commercial and other consumer loans compared to non-accrual real estate loans of $22.3 million and non-accrual prime automobile, subprime automobile, commercial and other consumer loans of $1.4 million at September 30, 2005. There were 33 non-accrual residential mortgage loans at September 30, 2006, compared to 28 loans at September 30, 2005. The decrease in non-accrual prime automobile and subprime automobile loans reflects the winding down of those portfolios.

REO. At September 30, 2006, the Bank’s REO totaled $32.3 million compared to $20.3 million at September 30, 2005. The increase in REO during the year is a result of development expenditures in two large properties designed to facilitate their eventual sale.

The Bank continues to monitor closely its major non-performing and potential problem assets in light of current and anticipated market conditions. The Bank’s asset workout group focuses its efforts on resolving these problem assets as expeditiously as possible.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. Potential problem assets totaled $4.0 million and $0.4 million, at September 30, 2006 and 2005, respectively. A commercial loan with a balance of $3.6 million was classified as a potential problem loan during the current year. Subsequent to September 30, 2006, the conditions of this loan improved and it was no longer classified as a potential problem asset.

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

Delinquent Loans. At September 30, 2006, delinquent loans totaled $42.9 million, or 0.4% of loans, compared to $29.2 million, or 0.3% of loans, at September 30, 2005. The following table sets forth information regarding the Bank’s delinquent loans at September 30, 2006.

	Principal Balance (Dollars in thousands) Loans Delinquent for
	30-59 days	60-89 days	Total
Residential Mortgage	$18,457	$5,309	$23,766
Home Equity	9,847	913	10,760
Other Real Estate	3,307	—	3,307
Consumer	3,487	1,568	5,055

Total	$35,098	$7,790	$42,888

Total as a Percentage of Loans (1)	0.3%	0.1%	0.4%

(1)	Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Total residential mortgage loans delinquent 30-89 days increased to $23.8 million at September 30, 2006 from $10.5 million at September 30, 2005. Home equity loans delinquent 30-89 days increased to $10.8 million at September 30, 2006 from $5.7 million at September 30, 2005.

Total delinquent consumer loans decreased to $5.1 million at September 30, 2006, from $9.6 million at September 30, 2005, primarily because the Bank’s portfolio of these loans continues to decline as a result of the Bank’s prior decision to discontinue origination of indirect consumer loans.

Troubled Debt Restructurings. A troubled debt restructuring occurs when the Bank agrees to modify significant terms of a loan in favor of a borrower experiencing financial difficulties. The Bank had no troubled debt restructurings at September 30, 2006 and 2005.

Deferred Interest. Most of the Bank’s payment option residential mortgage loans have a payment option that could result in interest being added to the principal of the loan, or “negative amortization.” See “BUSINESS—Lending and Leasing Activities—Single-Family Residential Real Estate Lending (Excluding Home Equity Lending)” in this report. As of September 30, 2006, cumulative net deferred interest, which is included in loans receivable, totaled $32.8 million.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans and the allowance for losses on real estate held for investment or sale. These tables reflect charge-offs taken against assets during the years indicated and may include charge-offs taken against assets, which the Bank disposed of during such years.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Year Ended September 30,
	2006	2005	2004	2003	2002
Balance at beginning of year	$28,640	$37,750	$58,397	$66,079	$57,018

Provision (credit) for loan losses	(9,004)	(11,569)	(14,522)	18,422	51,367

Charge-offs:
Residential mortgage	(880)	(752)	(279)	(273)	(300)
Home equity	(365)	(818)	(786)	(759)	(832)
Commercial	(26)	(720)	—	(382)	(27)
Automobile	(3,834)	(9,934)	(22,292)	(39,296)	(51,185)
Other consumer	(1,444)	(2,298)	(3,201)	(4,247)	(3,673)

Total charge-offs	(6,549)	(14,522)	(26,558)	(44,957)	(56,017)

Recoveries:
Home equity	260	321	340	248	76
Commercial	192	317	—	14	18
Automobile	9,421	13,778	18,374	17,251	12,767
Other consumer	2,040	2,565	1,719	1,340	850

Total recoveries	11,913	16,981	20,433	18,853	13,711

Net (charge-offs), recoveries	5,364	2,459	(6,125)	(26,104)	(42,306)

Balance at end of year	$25,000	$28,640	$37,750	$58,397	$66,079

Provision (credit) for loan losses to average loans (1)	(0.08%)	(0.10%)	(0.14%)	0.22%	0.70%
Net loan charge-offs (recoveries) to average loans (1)	(0.05%)	(0.02%)	0.06%	0.31%	0.58%
Ending allowance for losses on loans to total loans (1) (2)	0.24%	0.26%	0.36%	0.65%	0.85%

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	September 30,
	2006		2005		2004		2003		2002
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of year allocated to:
Residential mortgage	$5,085	67.7%	$5,100	68.9%	$4,275	68.6%	$2,161	64.7%	$1,953	59.0%
Home equity	3,095	16.1	3,570	16.4	3,350	16.5	2,426	15.0	817	14.1
Other real estate	2,969	5.8	1,925	3.3	2,169	2.5	2,260	2.8	3,543	3.7
Commercial	6,371	9.4	6,775	9.5	7,361	8.8	14,400	10.0	16,934	10.4
Automobile	2,470	0.6	3,610	1.4	10,320	2.9	23,013	6.6	36,150	11.0
Other consumer	1,225	0.4	2,005	0.5	3,415	0.7	3,069	0.9	2,786	1.8
Unallocated	3,785	—	5,655	—	6,860	—	11,068	—	3,896	—

Total	$25,000		$28,640		$37,750		$58,397		$66,079

The Bank’s total allowances for losses on loans decreased to $25.0 million at September 30, 2006, from $28.6 million at September 30, 2005. Management reviews the delinquent status of loans, current economic conditions, internal risk ratings of loans and current underwriting policies and procedures. Using this analysis, management computes its estimate of the allowance for losses on loans. Management’s prior decisions to discontinue subprime automobile lending and indirect consumer lending, and focus more on residential mortgages, have contributed to the overall improvement in the credit quality of the Bank’s loan portfolio. As the balances of automobile loans continue to decline, charge-offs and delinquencies have also declined. The combination of these factors contributed to the Bank’s decision to reduce the amount of its allowance for loan losses at September 30, 2006.

The allowance for losses on loans secured by real estate totaled $11.1 million at September 30, 2006, a $0.5 million increase from the September 30, 2005 level of $10.6 million. The allowance represented 36.3% and 47.5% of the amount of non-performing real estate loans at September 30, 2006 and 2005, respectively.

The allowance for losses on other consumer loans, including automobile, home improvement, overdraft lines of credit and other consumer loans, decreased to $3.7 million at September 30, 2006 from $5.6 million at September 30, 2005. The decrease in the allowance for prime automobile loans and charge-offs was due to the decline in the Bank’s portfolio of these loans as a result of the Bank’s prior decision to discontinue origination of indirect automobile loans.

The unallocated allowance for losses decreased to $3.8 million at September 30, 2006 from $5.7 million at September 30, 2005. The unallocated allowance is based upon management’s evaluation and judgment of various conditions that are not directly measured in the determination of the allocated and specific allowances. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting key lending areas of the Bank, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, natural disasters, regulatory examination results and findings of the Bank’s internal credit evaluations. At September 30, 2006 and 2005, most of the unallocated allowance relates to risks inherent in the mortgage loan portfolio, including, for example, geographic concentration and negative amortization features.

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

Throughout fiscal year 2006, the Bank continued to originate and hold in its portfolio adjustable-rate loan products at a greater volume than those with fixed interest rates. At September 30, 2006, adjustable-rate loans accounted for 81.5% of total loans, compared to 82.1% at September 30, 2005.

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

The following table presents the Bank’s interest rate sensitivity gap at September 30, 2006. Balances of interest-earning assets and interest-bearing liabilities are shown in the earlier of the period where contractual payments are due, interest rates adjust or prepayment is anticipated to occur. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for all of the Bank’s loans based on management’s estimates. The Bank’s deposits with no stated maturity, including savings and transaction accounts, have interest rates that may reprice at any time. However, market experience has proven that these deposits adjust to market prices over a much longer period of time. The Bank considers these deposits to be relatively insensitive to interest rate changes. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
As of September 30, 2006
Real estate loans:
Adjustable-rate	$3,812,888	$522,672	$1,856,499	$909,132	$169	7,101,360
Fixed-rate	25,755	18,796	56,302	33,806	3,908	138,567
Home equity credit lines and second mortgages	1,425,670	43,753	134,647	98,818	108,065	1,810,953
Commercial	756,769	12,658	44,983	30,792	141,454	986,656
Consumer and other	56,730	27,119	20,191	2,802	1,443	108,285
Loans held for securitization and/or sale	467,574	—	—	—	—	467,574
Mortgage-backed securities	266,615	225,966	387,019	368,646	41,472	1,289,718
Other investments	123,320	—	201,455	—	—	324,775

Total interest-earning assets	6,935,321	850,964	2,701,096	1,443,996	296,511	12,227,888
Total non-interest earning assets	—	—	—	—	1,913,233	1,913,233

Total assets	$6,935,321	$850,964	$2,701,096	$1,443,996	$2,209,744	$14,141,121

Deposits:
Fixed maturity deposits	$2,331,531	$877,907	$212,078	$37,393	$—	$3,458,909
NOW, statement and passbook accounts	—	86,238	172,477	172,477	2,835,623	3,266,815
Money market deposit accounts	2,403,060	—	—	—	—	2,403,060
Borrowings:
Capital notes - subordinated	—	—	—	—	175,000	175,000
Other	1,647,314	159,144	296,451	16,058	46,984	2,165,951

Total interest-bearing liabilities	6,381,905	1,123,289	681,006	225,928	3,057,607	11,469,735
Total non-interest bearing liabilities	—	—	—	—	1,705,760	1,705,760
Minority interest	—	—	—	—	175,391	175,391
Stockholders’ equity	—	—	—	—	790,235	790,235

Total liabilities & stockholders’ equity	$6,381,905	$1,123,289	$681,006	$225,928	$5,728,993	$14,141,121

Gap	$553,416	$(272,325)	$2,020,090	$1,218,068	$(2,761,096)
Cumulative gap	$553,416	$281,091	$2,301,181	$3,519,249	$758,153
Cumulative gap as a percentage of total assets	3.9%	2.0%	16.3%	25.0%	5.4%

The Bank’s one-year gap, as a percentage of total assets, was 2.0% at September 30, 2006, compared to 13.8% at September 30, 2005. The change in the gap reflected a decrease in the amount of loans held for securitization and/or sale and an increase in short-term deposits.

In addition to gap measurements, the Bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin. The Bank established limits on the sensitivity of its net interest income and net portfolio value (“NPV”) to parallel changes in interest rates. Parallel changes in interest rates are defined as instantaneous and sustained movements of interest rates in 100 basis point increments. The Bank calculates its ratio of NPV to the present value of total assets (“NPV Ratio”) for each interest rate shock scenario. The following table shows the estimated impact of parallel shifts in interest rates at September 30, 2006.

(Basis Points) Change in Interest Rates	(Dollars in thousands)
	Changes in Net Interest Income (1)		Change in Net Portfolio Value (2)		NPV Ratio
	Percent	Amount	Percent	Amount
+200	3.3%	$15,274	(17.6%)	$(275,877)	9.0%
+100	2.0%	9,204	(9.2%)	(144,302)	9.8%
-100	(1.6%)	(7,447)	9.1%	142,708	11.5%
-200	(1.2%)	(5,544)	14.2%	223,091	12.0%

(1)	Represents the difference between net interest income for 12 months in a stable interest rate environment and the various interest rate scenarios.

(2)	Represents the difference between net portfolio value (NPV) of the Bank’s equity in a stable interest rate environment and the NPV in the various rate scenarios. NPV is defined as the present value of expected net cash flows from existing assets minus the present value of expected net cash flows from existing liabilities plus the present value of expected net cashflows from existing off-balance sheet contracts.

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

Deferred Taxes. At September 30, 2006, the Bank recorded a net deferred tax liability of $43.7 million, which generally represents the cumulative excess of the Bank’s income tax expense for financial reporting purposes over its actual income tax liability. See Note 35 to the Consolidated Financial Statements in this report.

Capital. At September 30, 2006, the Bank was in compliance with all of its regulatory capital requirements under FIRREA, and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at September 30, 2006, in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$790,235
Minority interest in REIT Subsidiary (1)	144,000

	934,235
Adjustments for tangible and core capital:
Intangible assets	(58,307)
Non-includable subsidiaries	(3,097)
Non-qualifying purchased/originated loan servicing rights	(5,582)

Total tangible capital	867,249	6.15%	$211,396	1.50%	$655,853	4.65%

Total core capital (2)	867,249	6.15%	$563,722	4.00%	$303,527	2.15%

Tier 1 risk-based capital (2)	867,249	9.12%	$380,911	4.00%	$486,338	5.12%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	25,000

Total supplementary capital	200,000

Total available capital	1,067,249
Equity investments (3)	(2,094)

Total risk-based capital (2)	$1,065,155	11.21%	$761,821	8.00%	$303,334	3.21%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.

(2)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

(3)	Includes one property classified as real estate held for sale which is treated as an equity investment for regulatory capital purposes.

Under the OTS prompt corrective action regulations, an institution is categorized as well capitalized if it has a leverage, or core, capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At September 30, 2006, the Bank’s leverage, tier 1 risk-based and total risk-based capital ratios were 6.15%, 9.12% and 11.21%, respectively, which exceeded the ratios established for well-capitalized institutions. The OTS may reclassify an institution from one category to the next lower category, for example from well capitalized to adequately capitalized, if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity. The Bank has not received notice from the OTS of any potential downgrade.

OTS capital regulations provide a five-year holding period, or such longer period as may be approved by the OTS, for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property, whether through bulk sales or otherwise, prior to the end of its applicable five-year holding period and is unable to obtain an extension of the five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In July 2006, the Bank received from the OTS an extension of the holding periods for certain of its REO properties through July 31, 2007. The following table sets forth the Bank’s REO at September 30, 2006, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,094	(1)
1991	10,263	(2)
1995	16,413	(2)
2006	3,540

Total REO	$32,310

(1)	The Bank treats this property as an equity investment for regulatory capital purposes.

(2)	The Bank received an extension of the holding periods for these properties through July 31, 2007.

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

OTS policies generally require that the Bank occupy at least 25% of an office building in order for it to be considered a permissible investment in office premises and for the Bank to avoid having to deduct its investment in the building from total capital. OTS also provides a five-year grace period after a building is no longer sufficiently occupied by the Bank before it must either be sold or treated as an equity investment and deducted from total capital. The Bank owns an office building substantially all of which was occupied by the Bank until completion of the Bank’s new headquarters building in December 2001. The Bank plans to sell the building to the Real Estate Trust. If the Bank is unable to complete the sale by December 31, 2006 and does not obtain an extension of the five year grace period from the OTS, the book value of the building, which was $26.9 million at September 30, 2006, would have to be deducted from the Bank’s total capital on December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital.”

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

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

The Real Estate Trust’s cash flows from operating activities have been historically insufficient to meet all of its cash flow requirements. The Real Estate Trust’s internal source of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its indebtedness, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings, the sale of unsecured notes, refinancing of maturing mortgage debt, proceeds from asset sales, and dividends and tax sharing payments from the Bank. The Real Estate Trust receives quarterly distributions from its investment in Saul Holdings and dividends from its investment in Saul Centers. These amounts totaled $14.8 million in fiscal 2006. Historically these amounts have been reinvested in the paying entities and the Real Estate Trust has received additional partnership units and common shares in lieu of cash. The Real Estate Trust has the ability, at its own option, to receive these distributions and dividends in cash. The availability and amount of distributions and dividends in future periods is dependent upon, among other things, Saul Holdings’ and Saul Centers’ operating performance and income. Although cash flows from operating activities have improved during the two most recent fiscal years, for the foreseeable future, the Real Estate Trust’s ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources. Dividends received from the Bank are a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the Bank’s operating performance and income, and regulatory restrictions on such payments. See also the discussion of potential limitations on the payment of dividends by the Bank contained in “Item 1. Business—Banking—Dividends and Other Capital Distributions.”

The Real Estate Trust believes that the financial condition and operating results of the Bank should allow the Real Estate Trust to receive dividend payments from the Bank. During the fiscal year ended September 30, 2006, the Bank made dividend payments totaling $32.0 million and net tax sharing payments totaling $2.0 million to the Real Estate Trust. Dividend and tax sharing payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

Although operations have shown significant improvement in fiscal 2006 and 2005, in recent years the operations of the Real Estate Trust have generated net operating losses while the Bank has reported net income. The Trust’s consolidation of the Bank’s operations into the Trust’s federal income tax return has resulted in the use of the Real Estate Trust’s net operating losses to reduce the federal income taxes the Bank would otherwise have owed. If in any future year, the Bank has taxable losses or unused credits, the Trust would be obligated to reimburse the Bank for the greater of (1) the tax benefit to the group using such tax losses or unused tax credits in the group’s consolidated federal income tax returns or (2) the amount of the refund which the Bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group.

During fiscal 2006, the Real Estate Trust purchased, through dividend reinvestment and direct purchase, approximately 254,000 shares of common stock of Saul Centers, and as of September 30, 2006, owned approximately 4,721,000 shares representing 27.5% of such company’s outstanding common stock. As of September 30, 2006, the market value of these shares was approximately $212.4 million. Substantially all of these shares have been pledged as collateral with the Real Estate Trust’s revolving credit lenders.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings, the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings provides for quarterly cash distributions to the partners out of net cash flow. See “Item 1. Business — Real Estate — Investment in Saul Holdings Limited Partnership and Saul Centers, Inc.” In fiscal 2006, the Real Estate Trust received total cash distributions of $7.2 million from Saul Holdings. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings has been pledged as collateral with the Real Estate Trust’s two revolving credit lenders.

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

The Real Estate Trust currently has outstanding unsecured notes, with maturities ranging from one to ten years. On June 19, 2006 the Real Estate Trust terminated its public offering of these notes and subsequently withdrew the registration of the un-issued notes. Consistent with the terms of the notes, as of September 30, 2006, the Real Estate Trust has called $19.1 million of outstanding notes for prepayment, to be prepaid during the first quarter of fiscal 2007. An additional $2.3 million of unsecured notes will mature during the first quarter of fiscal 2007. As of the end of the first quarter of fiscal 2007 the Real Estate Trust anticipates that all unsecured notes outstanding at September 30, 2006 will have been repaid. The Real Estate Trust intends to repay these notes from cash on hand or other sources of funds.

The Real Estate Trust has a $60.0 million secured revolving credit line with an unrelated bank that matures on January 31, 2008, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 200 basis points over the index. At September 30, 2006, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $60.0 million.

The Real Estate Trust has an additional $60.0 million revolving credit line with an unrelated bank that matures on June 30, 2008, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 200 basis points over the index. At September 30, 2006, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $54.0 million. The Real Estate Trust was issued a $6.0 million letter of credit for the benefit of a mortgage lender as part of one of the mortgage financings completed during fiscal 2006. The letter of credit will be reduced quarterly based on the amount of capital expended at the subject property. The letter of credit reduces the availability under the revolving credit facility.

The maturity schedule for the Real Estate Trust’s outstanding debt, including mortgage notes payable for real estate held for sale, at September 30, 2006 for fiscal years commencing October 1, 2006 is set forth in the following table:

Debt Maturity Schedule

Fiscal Year	Mortgage Notes	Notes Payable–– Secured	Notes Payable–– Unsecured (1)	Total
	(In thousands)
2007	$11,785	$—	$21,398	$33,183
2008	6,443	—	—	6,443
2009	20,532	—	—	20,532
2010	12,015	—	—	12,015
2011	22,620	—	—	22,620
Thereafter	414,944	250,000	—	664,944

Total	$488,339	$250,000	$21,398	$759,737

(1)	Included in fiscal 2007 are $19.1 million of notes called for early redemption.

Of the $488.3 million of mortgage notes outstanding at September 30, 2006, $482.5 million are non-recourse to the Real Estate Trust.

On June 16, 2006, the Real Estate Trust placed a $31.2 million mortgage note on an office property located in Atlanta, Georgia. The note, which is due on July 1, 2021, bears interest at 6.353% and requires monthly interest only payments for the initial three years. Beginning in year four, monthly principal and interest payments of $194,000 are required with a balloon payment of $25.6 million due at maturity. The proceeds from the financing were used to fund development projects and general corporate purposes.

On May 26, 2006, the Real Estate Trust closed two mortgage financings, a $44.8 million mortgage note secured by a hotel property located in Loudoun County, Virginia and a $22.2 million mortgage note, also secured by a hotel property located in Gaithersburg, Maryland. The $44.8 million note, which is due on June 1, 2016, bears interest at 6.101% and requires monthly interest only payments for the initial three years. Beginning in year four, monthly principal and interest payments of $272,000 are required with a balloon payment of $40.8 million due at maturity. The $22.2 million note, which is due on June 1, 2018, bears interest at 6.258% and requires interest only payments for the initial three years. Beginning in year four, monthly principal and interest payments of $137,000 are required with a balloon payment of $19.5 million due at maturity. The proceeds from these financings were used to pay down the Real Estate Trust’s line of credit borrowings, fund development projects and for general corporate purposes.

Also on May 26, 2006 the Real Estate Trust closed on a $16.7 million construction loan to be used to finance the construction of the Dulles SpringHill Suites Hotel located in Loudoun County, Virginia. The loan, which is due on May 26, 2009, with two one-year extension options, currently bears interest at 175 basis points over a floating rate index. Interest only is payable through maturity. $4.0 million has been drawn under this loan as of September 30, 2006.

On May 23, 2006, the Real Estate Trust placed a $40.0 million mortgage note on a hotel property located in McLean, Virginia. The note, which is due on May 1, 2021, bears interest at 6.1% and requires monthly principal and interest payments of $260,000 with a balloon payment of $23.7 million due at maturity. The proceeds from the financing were used to repay the bridge loan, which financed the purchase of the 145 room historic hotel, and pay down the Real Estate Trust’s line of credit borrowings.

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

Real Estate Acquisition, Disposition, Development and Capital Expenditures

On March 24, 2006, the Real Estate Trust acquired a 145 room historic hotel located in Washington, D. C. for $100.0 million.

On February 23, 2006, the sale of one of the Real Estate Trust’s other real estate assets located in Metairie, LA was finalized and the Real Estate Trust received proceeds of approximately $4.0 million resulting in a gain of approximately $2.9 million in fiscal 2006.

In February 2006, the Real Estate Trust was notified that a 3.71 acre parcel of land had been condemned by the Virginia Department of Transportation. Proceeds of approximately $708,000 were originally placed in escrow then received by the Real Estate Trust on August 8, 2006. An initial gain of $416,000 was recorded in fiscal 2006.

On January 19, 2006, the sale of a hotel property, which was the second of two hotel properties placed on the market during fiscal year 2005, was finalized and the Real Estate Trust received proceeds from the sale of approximately $5.5 million resulting in a gain of $2.2 million in fiscal 2006. The Real Estate Trust financed an additional $500,000 through the issuance of a note by the purchaser.

On December 16, 2005, the sale of a hotel property, which was one of two hotel properties placed on the market during fiscal year 2005, was finalized and the Real Estate Trust received proceeds from the sale of approximately $7.9 million resulting in a gain of $1.3 million in fiscal 2006.

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

On July 11, 2005, approximately 22 acres of the Real Estate Trust’s 159 acre land parcel in Overland Park, Kansas was acquired by the Kansas Department of Transportation through a condemnation proceeding. The Real Estate Trust was awarded approximately $1.2 million which resulted in a gain of $263,000 in fiscal 2005.

During fiscal 2005, the Real Estate Trust placed two of its hotel properties on the market for sale, as these properties no longer meet its investment criteria. No adjustment to the carrying value of the properties was required. Sales of both properties closed in fiscal 2006.

On May 25, 2005, the Real Estate Trust acquired an approximately 12,000 square foot office building located in Montgomery County, Maryland for approximately $5.3 million.

On January 31, 2005, the Real Estate Trust sold one of its other real estate properties because the property no longer met the Real Estate Trust’s investment criteria. No adjustment to the carrying value of the property was required. The Real Estate Trust received proceeds from the sale of approximately $1.4 million, resulting in a gain of $900,000 in fiscal 2005.

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

In February 2004, the Commonwealth of Virginia acquired 7.93 acres of land owned by the Real Estate Trust for use in a highway project. The Commonwealth of Virginia has paid $3.6 million which has resulted in an initial gain of approximately $2.7 million in fiscal 2004.

The Real Estate Trust owns various land parcels with approximately 450 acres of available land. These parcels offer potential development opportunities for the Trust. During fiscal 2005 the Real Estate Trust commenced the ground-up development of a hotel property on a land parcel owned in Northern Virginia which is scheduled to open in January 2007. In addition, a second ground up development of a hotel property in Northern Virginia commenced in late fiscal 2006 with a scheduled opening in early fiscal 2008 and the development of for-sale residential townhouses and the related infrastructure commenced in fiscal 2006, with the units scheduled to be ready for sale in early fiscal 2007, on land parcels owned in Atlanta, Georgia. The Trust is exploring other development scenarios on several other land parcels.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $17.0 to $26.0 million per year for the next several years.

Liquidity Requirements – Real Estate Trust

The table below specifies the total contractual payment obligations as of September 30, 2006.

(In thousands)	Total Cost	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Mortgage Notes Payable	$488,339	$11,785	$26,975	$34,635	$414,944
Notes Payable – Secured	250,000	—	—	—	250,000
Notes Payable – Unsecured	21,398	21,398	—	—	—
Advisory Fee	1,737	1,737	—	—	—
Capital Leases	815	451	364	—	—
Development Obligations	41,686	41,686	—	—	—
Other Obligations	210	210	—	—	—

Total Contractual Cash Obligations	$804,185	$77,267	$27,339	$34,635	$664,944

As of September 30, 2006, the Real Estate Trust’s current contractual obligations, excluding recurring operating obligations, due within one year total approximately $77.3 million. In addition to these contractual obligations the Real Estate Trust has other short-term liquidity requirements consisting primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures, non-recurring corporate expenditures (such as tenant improvements and hotel improvements) and dividends to common and preferred shareholders. Overall capital requirements in fiscal year 2007 will depend on any acquisition and development opportunities as well as the level of improvements and redevelopments on existing properties.

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

The Bank’s holdings of readily marketable securities and eligible loans constitute another important source of liquidity. Approximately $1.1 billion of these assets are pledged to the Federal Reserve Bank of Richmond, although there were no outstanding borrowings during fiscal year 2006. As of September 30, 2006, the estimated remaining borrowing capacity, after market value and other adjustments, against that portion of those assets that may be pledged to the FHLB of Atlanta and various securities dealers totaled $4.7 billion.

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

Since 1988, the Bank has securitized approximately $33.0 billion of loan receivables. At September 30, 2006, the Bank continues to service $8.5 billion of securitized residential mortgages. Chevy Chase derives fee-based income from servicing these securitized portfolios. However, that fee-based income has been adversely affected in this and prior periods by increases in prepayments, delinquencies and charge-offs related to the receivables in these securitized pools.

The Bank securitized and sold $4.2 billion and $5.3 billion of loan receivables during fiscal year 2006 and 2005, respectively. At September 30, 2006 and 2005, the Bank had $467.6 million and $1.7 billion, respectively, of loan receivables held for securitization and/or sale. The proceeds from the securitization and sale of various types of loan receivables will continue to be a significant source of liquidity for the Bank.

The Bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund loan commitments, repay borrowings and meet operating expenses. During fiscal year 2006, the Bank used the cash provided by operating, investing and financing activities primarily to (i) fund maturing savings certificates and deposit withdrawals of $82.5 billion, (ii) fund loan commitments, including real estate held for investment or sale, of $1.5 billion, (iii) purchase investments and loans of $1.3 billion, (iv) meet operating expenses, before depreciation and amortization, of $612.5 million and (v) repay borrowings of $801.7 million, net of proceeds from borrowings. These commitments were funded primarily through (i) proceeds from customer deposits and sales of certificates of deposit of $83.2 billion, (ii) proceeds from sales of loans, trading securities and real estate of $5.4 billion and (iii) principal and interest collected on investments, loans, and securities of $6.7 billion.

At September 30, 2006, repayments of borrowed money scheduled to occur during the next 12 months were $1.8 billion. Certificates of deposit maturing during the next 12 months amounted to $3.2 billion. The Bank expects that a significant portion of these maturing certificates of deposit will remain with the Bank, although due to recent increases in market interest rates, the Bank’s interest expense on those deposits that do remain with the Bank may increase. In the event that deposit withdrawals are greater than anticipated, the Bank may have to increase deposit interest rates or rely on alternative and potentially higher cost sources of funds in order to meet its liquidity needs.

The Bank’s liquidity requirements in years subsequent to fiscal year 2006 will continue to be affected both by the asset size of the Bank, the growth of which may be constrained by capital requirements, and the composition of the asset portfolio. Management believes that the Bank’s primary sources of funds, described above, will be sufficient to meet the Bank’s foreseeable liquidity needs. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

Commitments and Contingencies. The Bank periodically transfers loan receivables to special purpose entities that issue securities to investors. These investors are entitled to a return of cash flows, based on the principal and interest provided by the loan receivables transferred. This process is referred to as securitization. Since 1988, the Bank has securitized approximately $33.0 billion of loan receivables.

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

When the Bank sells or securitizes loans, it generally retains the right to service the loans. At September 30, 2006, the Bank continues to service $8.5 billion of securitized residential mortgages. In addition, when the Bank sells or securitizes loans, the Bank may retain a limited amount of recourse through one or more means, most often the establishment of reserve accounts, overcollateralization of receivables or retention of subordinated classes. At September 30, 2006 and 2005, total recourse to the Bank related to loan securitization transactions was $2.7 million and $5.7 million, respectively. See Note 6 to the Consolidated Financial Statements for additional information concerning loan securitization transactions.

The Bank is also obligated under recourse provisions related to the servicing of certain of its residential mortgage loans. At September 30, 2006 and 2005, the recourse to the Bank under these arrangements totaled $2.9 million and $3.9 million, respectively.

The Bank’s commitments to extend credit at September 30, 2006 are set forth in the following table.

(In thousands)
Commitments to originate loans	$364,687

Loans in process (collateralized loans):
Home equity	1,598,438
Real estate construction and ground	351,110
Commercial	509,245

Subtotal	2,458,793

Loans in process (unsecured loans):
Overdraft lines	151,673
Commercial	504,532

Subtotal	656,205

Total commitments to extend credit	$3,479,685

Based on historical experience, the Bank expects to fund substantially less than the total amount of its outstanding overdraft line and home equity credit line commitments, which together accounted for 50.3% of commitments to extend credit at September 30, 2006.

In connection with the securitization and sale of certain payment option residential mortgage loans, the Bank is obligated to fund a portion of any “negative amortization,” resulting from the borrowers electing their option to make monthly payments that are not sufficient to cover the interest accrued for the payment period. For each dollar of negative amortization funded by the Bank, the balances of certain highly-rated mortgage-backed securities received by the Bank as part of the securitization transaction increase accordingly. When the borrowers ultimately make the principal payments, the Bank receives its pro rata portion of those payments in cash, and the balances of those securities held by the Bank are reduced accordingly. During the year ended September 30, 2006, the Bank funded $164.3 million of negative amortization under these obligations, and received $52.0 million in principal payments representing previously funded negative amortization.

The following table summarizes certain material contractual cash obligations associated with operating, investing and financing activities as of September 30, 2006:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$2,409,822	$1,751,164	$383,171	$53,414	$222,073
Operating lease obligations	339,153	33,800	55,293	41,961	208,099

Total	$2,748,975	$1,784,964	$438,464	$95,375	$430,172

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

There were no material commitments for capital expenditures at September 30, 2006.

RESULTS OF OPERATIONS

The Real Estate Trust’s ability to generate revenues from property ownership and development is significantly influenced by a number of factors, including national and local economic conditions, the level of mortgage interest rates, government actions, such as changes in real estate tax rates, and the type, location size and stage of development of the Real Estate Trust’s properties. Debt service payments and most of the operating expenses associated with income-producing properties do not decrease by reductions in occupancy or rental income. Therefore, the ability of the Real Estate Trust to produce net income in any year from its income-producing activities is highly dependent on the Real Estate Trust’s ability to maintain or increase the properties’ levels of gross income. The relative illiquidity of real estate investments tends to limit the ability of the Real Estate Trust to vary its portfolio promptly in response to changes in economic, demographic, social, financial and investment conditions. See “Financial Condition – Real Estate.”

The Bank’s operating results historically have depended primarily on its “net interest spread,” which is the difference between rates of interest earned on its loans and securities investments and the rates of interest paid on its deposits and borrowings. In recent periods, the Bank has generated significant income from loan servicing and securities activities and deposit fees. In addition to interest paid on its interest-bearing liabilities, the Bank’s principal expenses are operating expenses.

FISCAL 2006 COMPARED TO FISCAL 2005

REAL ESTATE

The Real Estate Trust recorded an operating loss from continuing operations of $2.0 million for fiscal 2006 compared to an operating loss from continuing operations of $7.4 million for fiscal 2005. The change reflects improved operating results in the hotel portfolio, higher interest and other real estate income and higher equity earnings from unconsolidated entities which were partially offset by declining results in the office and industrial portfolio, increased interest and debt amortization, depreciation, and advisory, management and leasing fees.

Income after direct operating expenses from hotels, which excludes the two hotels which were sold during fiscal 2006, increased $10.6 million, or 27.4%, in fiscal 2006 from the level achieved in fiscal 2005. Total revenue increased $28.6 million, or 29.0%, as the average room rate, exclusive of the hotel purchased in March 2006, for the hotel properties increased $10.51, or 9.3%, as occupancy levels increased to 70.6% in fiscal 2006 from 69.5% in fiscal 2005. This increase in average room rate while increasing occupancy levels reflects the strong demand at the Real Estate Trust’s hotel properties, particularly the Northern Virginia and Florida properties. Room sales for fiscal 2006 increased $21.7 million, or 26.9%, from fiscal 2005, while food, beverage and other sales increased $6.9 million, or 38.5%. The hotel purchased on November 1, 2005 contributed approximately $3.6 million to the increase in overall revenue. The hotel purchased on March 24, 2006 contributed approximately $14.0 million to the increase in overall revenue. Because this hotel type is different from the other hotels in the portfolio and accordingly its operating results are not included in the occupancy or the average room rate statistics above. Exclusive of the two hotels purchased and the two hotels sold during the 2006 period, revenues increased approximately $11.0 million, or 11.2%. Direct operating expenses increased $18.0 million, or 30.1%, reflecting increased operating costs, such as payroll costs, utility costs, hotel franchise and marketing costs and other operating costs associated with the increased hotel revenue. In addition, operating costs associated with the hotels purchased on November 1, 2005 and March 24, 2006 are fully integrated into hotel operating results as of the day of purchase.

Income after direct operating expenses from office and industrial properties decreased $799,000, or 2.9%, in fiscal 2006 compared to fiscal 2005. Total revenue increased $518,000, or 1.3%, in fiscal 2006. Occupancy levels have increased slightly in fiscal 2006 period from 91.0% at September 30, 2005 to 92.0% at September 30, 2006. Increased revenue generated by the Real Estate Trust’s metropolitan Washington, D.C. portfolio is slightly offset by lower revenue and occupancy from its other office and industrial properties. In addition the Real Estate Trust acquired an approximately 12,000 square foot office building on May 25, 2005 which contributed revenue of $591,000 to fiscal 2006 while contributing revenue of $200,000 to fiscal 2005. Direct operating expenses increased $1.3 million, or 10.9%, due to higher scheduled repair and maintenance costs, utilities and property taxes.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $998,000, or 70.4%, principally due to higher interest income in the period reflecting both higher interest rates on invested cash and increased cash balances in fiscal 2006 and the receipt of approximately $120,000 from the Virginia Department of Transportation as an initial payment for the granting of various easements relating to a land parcel in Northern Virginia.

Land parcels and other expense increased $105,000, or 9.8%, in fiscal 2006 when compared to fiscal 2005 as a result of increased operating expenses at the Real Estate Trust’s other real estate properties, including the land parcels purchased in fiscal 2005.

Interest and amortization of debt expense increased $4.0 million in fiscal 2006 when compared to fiscal 2005. Included in fiscal 2006 is a write-off of unamortized debt costs of $106,000 associated with the early pay-off of a mortgage that had secured six operating properties and a defeasance premium of $829,000 associated with the payoff of the mortgage assumed by the Real Estate Trust with the November 1, 2005 hotel property purchase. In addition to these one-time charges other increases included additional line of credit interest of approximately $786,000, interest on the unsecured bridge loan of approximately $597,000 and increased mortgage interest, other interest and debt amortization of approximately $3.7 million which were partially offset by increased capitalized interest of $1.1 million and lower unsecured note interest of $894,000. The increase in mortgage interest and debt amortization reflects the significant refinancing activity undertaken by the Real Estate Trust during fiscal 2006. The average balance of outstanding borrowings increased to $684.1 million in fiscal 2006 from $608.9 million in fiscal 2005, due to higher mortgage balances, line of credit borrowings and the unsecured bridge loan borrowing which offset lower unsecured note balances. The average cost of borrowings decreased from 7.85% in fiscal 2005 to 7.44% in fiscal 2006.

Depreciation expense increased $1.5 million, or 8.0%, reflecting recent hotel acquisitions and capital improvements in both the hotel and office and industrial portfolios that have been placed in service during fiscal 2006 and the prior fiscal year.

Advisory, management and leasing fees paid to related parties increased $2.0 million, or 15.1%, in fiscal 2006 when compared to fiscal 2005. The advisory fee in fiscal 2006 increased $876,000 over fiscal 2005 due to a contractual increase in the monthly payments. The remainder of the increase, totaling approximately $1.1 million, was due mainly to higher hotel management fees reflecting the 29.0% increase in hotel revenue.

General and administrative expense decreased $265,000, or 7.7%, in fiscal 2006 when compared to fiscal 2005. The decrease was mainly attributable to lower legal and accounting fees, as well as lower costs associated with the write off of development expenses for projects that the Real Estate Trust has decided not to pursue. These decreases were slightly offset by an increase in marketing costs for new development projects.

Equity in earnings of unconsolidated entities reflected net earnings of $10.0 million in fiscal 2006 as compared to $8.2 million in fiscal 2005, an increase of $1.8 million, or 21.9%. Earnings from Saul Holdings Partnership and Saul Centers were higher by $1.7 million in fiscal 2006 primarily due to increases in operating income generated as a result of the acquisition, development and redevelopment activity of those entities. Losses from other investments totaled $503,000 in fiscal 2006 compared to $582,000 in fiscal 2005. These losses are a result of a write-down of a non-public investment accounted for under the equity method.

In February 2006, the Real Estate Trust was notified that a 3.71 acre parcel of land had been condemned by the Virginia Department of Transportation. Proceeds of approximately $708,000 were originally placed in escrow then received by the Real Estate Trust on August 8, 2006. An initial gain of $416,000 was recorded.

On July 11, 2005, approximately 22 acres of the Real Estate Trust’s 159 acre land parcel in Overland Park, Kansas was acquired by the Kansas Department of Transportation through a condemnation proceeding. The Real Estate Trust was awarded approximately $1.2 million which resulted in a gain of $263,000.

Included in income (loss) from operations of discontinued real estate assets for fiscal 2006 and 2005 are three hotel properties and two other real estate properties. The sales of the hotel properties closed in December 2004, December 2005 and January 2006, respectively. The sales of the other real estate assets closed in January 2005 and February 2006, respectively.

Income from operations of discontinued real estate assets totaled $4.2 million in fiscal 2006 period. During fiscal 2005, the Real Estate Trust determined that it would sell two of its hotel properties. The sale of one of these properties closed on December 16, 2005 and the sale of the second property closed on January 19, 2006. Net operating results for these two hotels for fiscal 2006 produced income from operations of discontinued real estate assets of approximately $1.3 million for the 2006 period, which includes a combined gain on sale of approximately $3.4 million, and a loss from operations of discontinued real estate assets of $2.1 million. Included in the loss from operations is $1.8 million of costs associated with the defeasance of a mortgage which secured one of the hotel properties. Also included in income from operations of discontinued real estate assets in fiscal 2006 is a gain on the sale of one of the Real Estate Trust’s other real estate assets of $2.9 million and income from operations of that asset of approximately $47,000. This asset was sold on February 23, 2006.

Loss from operations of discontinued real estate assets totaled $1.5 million for fiscal 2005. Included, are operating losses of $920,000 for the two hotels which were sold in fiscal 2006 and an operating loss of $1.8 million for the hotel that was sold in December 2004. Included in the $1.8 million operating loss is $1.6 million of costs associated with the defeasance of the mortgage which the hotel property secured, including a $1.5 million prepayment premium and an additional loss of $17,000 which reflects the difference between the actual loss on the sale of the hotel property and the estimated loss recorded in fiscal 2004. Also included in the fiscal 2005 net loss is operating income of approximately $284,000 associated with the other real estate property sold in February 2006 and an approximately $900,000 gain on sale and $12,000 operating income from the other real estate asset sold in January 2005.

BANKING

Overview. The Bank recorded operating income of $138.8 million for the year ended September 30, 2006, compared to operating income of $189.7 million for the year ended September 30, 2005. The decrease in operating income reflects decreases in servicing, securitization and mortgage banking income and automobile rental income, as well as increases in salaries and employee benefits, servicing assets amortization and other loan expenses and other operating expenses. An increase in net interest income and a decrease in depreciation and amortization partially offset the decreased income. During fiscal year 2006, primarily as a result of higher residential mortgage loan prepayments, and anticipation that prepayment levels will remain high in the short-term as a result of the relatively small differential between short- and long-term interest rates, the Bank increased its prepayment speed assumptions and reduced the carrying value of its interest-only strips receivable and servicing assets which are included on the Condensed Consolidated Statement of Operations in servicing, securitization and mortgage banking income and servicing assets amortization and other loan expenses, respectively. The Bank’s operating income in future periods will continue to be affected by increased operating expenses associated with expansion of the Bank’s branch network and other areas of business and the fixed payments associated with the REIT preferred stock and 2003 debentures.

Net Interest Income. Net interest income, before the provision for loan losses, increased $51.3 million (or 14.0%) in fiscal year 2006. The Bank recorded $1.5 million of interest income on non-accrual and restructured loans during fiscal year 2006. The Bank would have recorded additional interest income of $0.3 million during fiscal year 2006 if non-accrual assets and restructured loans had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Year Ended September 30,
	2006			2005			2004
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$11,235,149	$669,154	5.96%	$11,047,463	$531,859	4.81%	$10,081,196	$411,640	4.08%
Mortgage-backed securities	959,247	43,238	4.51	575,297	24,915	4.33	435,313	20,505	4.71
Federal funds sold and securities purchased under agreements to resell	73,685	3,465	4.70	84,134	2,296	2.73	67,738	748	1.10
Trading securities	6,666	441	6.62	6,534	364	5.57	27,079	1,355	5.00
Investment securities	201,572	6,964	3.45	182,794	4,741	2.59	58,488	1,163	1.99
Other interest-earning assets	204,586	11,741	5.74	231,111	8,588	3.72	219,553	5,860	2.67

Total	12,680,905	735,003	5.80	12,127,333	572,763	4.72	10,889,367	441,271	4.05

Non-interest earning assets:
Cash	403,645			347,513			287,557
Real estate held for investment or sale	23,597			22,079			20,785
Property and equipment, net	563,978			510,716			482,874
Automobiles subject to lease, net	113,557			294,198			635,526
Goodwill and other intangible assets, net	39,004			25,580			24,181
Other assets	718,524			696,546			480,141

Total assets	$14,543,210			$14,023,965			$12,820,431

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,373,370	6,047	0.25	$2,323,065	5,040	0.22	$2,094,878	4,351	0.21
Savings deposits	1,069,300	4,423	0.41	1,209,376	3,407	0.28	1,200,609	3,294	0.27
Time deposits	2,897,776	114,058	3.94	2,027,324	52,419	2.59	1,746,956	33,447	1.91
Money market deposits	2,502,723	55,035	2.20	2,456,603	34,765	1.42	2,322,983	17,159	0.74

Total deposits	8,843,169	179,563	2.03	8,016,368	95,631	1.19	7,365,426	58,251	0.79
Borrowings	3,102,238	138,608	4.47	3,443,406	111,562	3.24	3,173,104	104,771	3.30

Total liabilities	11,945,407	318,171	2.66	11,459,774	207,193	1.81	10,538,530	163,022	1.55

Noninterest-bearing items:
Noninterest bearing deposits	1,414,449			1,373,432			1,146,484
Other liabilities	246,548			293,797			302,171
Minority interest	175,391			175,391			175,391
Stockholders’ equity	761,415			721,571			657,855

Total liabilities and stockholders’ equity	$14,543,210			$14,023,965			$12,820,431

Net interest income		$416,832			$365,570			$278,249

Net interest spread (2)			3.14%			2.91%			2.50%

Net yield on interest-earning assets (3)			3.29%			3.01%			2.56%

Interest-earning assets to interest-bearing liabilities			106.16%			105.83%			103.33%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Consolidated Statements of Operations, however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.

(2)	Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.

(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

The following table presents certain information regarding changes in interest income and interest expense of the Bank during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to changes

Volume and Rate Changes in Net Interest Income

(In thousands)

	Year Ended September 30, 2006 Compared to Year Ended September 30, 2005 Increase (Decrease) Due to Change in (1)			Year Ended September 30, 2005 Compared to Year Ended September 30, 2004 Increase (Decrease) Due to Change in (1)
	Volume	Rate	Total Change	Volume	Rate	Total Change
Interest income:
Loans (2)	$9,179	$128,116	$137,295	$41,918	$78,301	$120,219
Mortgage-backed securities	17,267	1,056	18,323	6,169	(1,759)	4,410
Federal funds sold and securities purchased under agreements to resell	(315)	1,484	1,169	219	1,329	1,548
Trading securities	7	70	77	(1,129)	138	(991)
Investment securities	525	1,698	2,223	3,130	448	3,578
Other interest-earning assets	(1,079)	4,232	3,153	323	2,405	2,728

Total interest income	25,584	136,656	162,240	50,630	80,862	131,492

Interest expense:
Deposit accounts	10,750	73,182	83,932	5,536	31,844	37,380
Borrowings	(11,922)	38,968	27,046	8,788	(1,997)	6,791

Total interest expense	(1,172)	112,150	110,978	14,324	29,847	44,171

Increase in net interest income	$26,756	$24,506	$51,262	$36,306	$51,015	$87,321

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.

(2)	Includes loans held for sale and/or securitization.

Interest income in fiscal year 2006 increased $162.2 million (or 28.3%) from fiscal year 2005 primarily as a result of higher average yields on loans receivable and higher average balances of mortgage-backed securities.

The Bank’s net interest spread increased to 3.14% in fiscal year 2006 from 2.91% in fiscal year 2005. The 23 basis point increase was primarily the result of a 108 basis point increase in the average yield on loans which was partially offset by an 84 basis point increase in the cost of both deposits and borrowings. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 106.2% for fiscal year 2006 compared to 105.8% for fiscal year 2005.

Interest income on loans, the largest category of interest-earning assets, increased to $669.2 million for fiscal year 2006 from $531.9 million for fiscal year 2005 primarily because of higher average yields. The average yield on the loan portfolio increased to 5.96% from 4.81% from fiscal year 2005, reflecting increases in the various indices on which interest rates of adjustable rate loans are based. Interest income on residential mortgage loans increased $86.1 million due to a $132.4 million increase in average balances as well as a 102 basis point increase in the average yield (to 5.48% from 4.46%) during fiscal year 2006. Also contributing to the increased interest income on loans were higher average yields on home equity loans, which resulted in a $25.2 million (or 27.2%) increase in interest income on those loans. Higher average balances of and higher average yields on residential construction loans and commercial loans resulted in a $18.7 million (or 105.3%) and a $16.7 million (or 31.9%) increase in interest income on those loans, respectively. Lower average yields and lower average balances of automobile loans resulted in a $8.3 million (or 55.4%) decrease in interest income on those loans.

Interest income on mortgage-backed securities increased $18.3 million (or 73.5%) primarily due to an increase in the average balance of those securities.

Interest expense on deposits increased $83.9 million (or 87.8%) during fiscal year 2006. The increase resulted primarily from an 84 basis point increase in the average rate on deposits (to 2.03% from 1.19%) due to increased rates paid by the Bank in response to higher market interest rates. An $826.8 million increase in average deposit balances also contributed to the increase in interest expense.

Interest expense on borrowings increased $27.0 million (or 24.2%) in fiscal year 2006 compared to fiscal year 2005. Interest expense on advances from the FHLB of Atlanta increased $10.6 million (or 11.5%) due primarily to higher average rates paid on the advances which was partially offset by lower average balances. Higher average balances of and higher average rates paid on other borrowings increased interest expense by $16.4 million on those borrowings.

Credit for Loan Losses. During fiscal year 2006, the Bank recorded a credit for loan losses of $9.0 million, compared to a credit for loan losses of $11.6 million in fiscal year 2005. The credits reflect the continued improvement in the overall credit quality of the Bank’s loan portfolio resulting from further declines in the remaining subprime automobile and indirect consumer loan portfolios. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income decreased to $394.9 million in fiscal year 2006 from $442.6 million in fiscal year 2005 period. The $47.7 million (or 10.8%) decrease was primarily attributable to decreases in servicing, securitization and mortgage banking income and automobile rental income. Those decreases were partially offset by an increase in deposit servicing fees.

Servicing, securitization and mortgage banking income decreased to $158.8 million in fiscal year 2006, from $171.8 million in fiscal year 2005, a 7.6% decrease. During fiscal year 2006, the Bank securitized and/or sold $5.4 billion of loans and recognized gains of $118.8 million. During fiscal year 2005 the Bank securitized and/or sold $6.5 billion of loans and recognized gains of $185.5 million. The Bank recorded a fair value write-down on its interest-only assets of $88.3 million during the current fiscal year compared to $121.0 million in the prior fiscal year.

Automobile rental income decreased to $35.2 million in fiscal year 2006 from $82.0 million in the prior fiscal year. The $46.8 million decrease resulted primarily from a $180.6 million (or 61.4%) decrease in average outstanding leases as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Deposit servicing fees increased $8.3 million (or 6.1%) in fiscal year 2006 primarily due to fees generated from the continued expansion of the Bank’s branch and ATM networks.

Operating Expenses. Operating expenses during fiscal year 2006 increased $51.9 million from fiscal year 2005. The increase was largely due to increases in salaries and employee benefits, servicing assets amortization and other loan expenses and other operating expenses which were partially offset by a reduction in depreciation and amortization.

Salaries and employee benefits increased $42.8 million (or 16.0%) in fiscal year 2006 due primarily to the opening of 16 new branches and expanded hours of operation at the Bank’s branches.

Servicing assets amortization and other loan expenses increased to $103.7 million in fiscal year 2006 from $96.6 million in fiscal year 2005. The increase resulted primarily from an increase in servicing assets amortization to $83.4 million for fiscal year 2006 compared to $62.9 million for fiscal year 2005. Partially offsetting this increase, the mortgage servicing rights valuation allowance provision decreased to $2.7 million in fiscal year 2006 from $19.9 million in fiscal year 2005.

Depreciation and amortization expense decreased $33.9 million (or 32.8%) in the current fiscal year. Depreciation expense related to automobiles subject to lease decreased $37.5 million, to $23.3 million for fiscal year 2006, due to lower levels of outstanding leases resulting from the continued run-off of that discontinued business.

Other expenses increased $19.8 million (or 31.4%) in the current period primarily because the Bank settled for $16.1 million a lawsuit related to its former credit card operations. See Note 23 to the Consolidated Financial Statements.

FISCAL 2005 COMPARED TO FISCAL 2004

REAL ESTATE

The Real Estate Trust recorded an operating loss from continuing operations of $7.4 million for fiscal 2005 compared to an operating loss from continuing operations of $22.6 million for fiscal 2004. The change reflects improved operating results in the hotel portfolio, the office and industrial portfolio and lower interest and amortization of debt expense offset by a gain associated with a land sale in fiscal 2004, increased depreciation, advisory and management fees and general and administrative expenses. Included in the fiscal 2004 period were a write-off of unamortized debt costs of $2.4 million and an early redemption premium of $6.5 million associated with the payoff of the Real Estate Trust’s $200 million Senior Secured Notes.

Income after direct operating expenses from hotels, which excludes the two hotel properties that were held for sale as of September 30, 2005, as well as the hotel property sold in December 2004, increased $7.0 million, or 22.3%, in fiscal 2005 from the level achieved in fiscal 2004. Total revenue increased approximately $14.1 million, or 16.7%, as the average room rate increased $15.86, or 16.4%, from $96.55 in fiscal 2004 to $112.41 in fiscal 2005, reflecting the strong demand at the Real Estate Trust’s hotel properties, particularly the Northern Virginia and Florida properties while the overall occupancy percentage for the hotel properties increased from 69.0% for fiscal 2004 to 69.5% for fiscal 2005, a 0.7% increase. Room sales for fiscal 2005 increased $11.7 million, or 17.0%, from fiscal 2004, while food, beverage and other sales increased $2.4 million, or 15.4%. Direct operating expenses increased $7.1 million, or 13.4%, reflecting increased operating costs, such as payroll costs, repairs and maintenance, hotel franchise and marketing costs and other operating costs associated with the increased hotel occupancy and revenue.

Income after direct operating expenses from office and industrial properties increased $989,000, or 3.7%, in fiscal 2005 compared to fiscal 2004. Total revenue increased $1.2 million, or 3.2%, in fiscal 2005. Successful leasing efforts during the period and the prior fiscal year have increased the office and industrial overall occupancy percentage from 89.0% at September 30, 2004 to 91.0% at September 30, 2005. The revenue generated from the increased occupancy is slightly offset by lower rental rates as leases turned over. In addition the Real Estate Trust acquired an approximately 12,000 square foot office building on May 25, 2005 which contributed revenue of $200,000 to fiscal 2005. Direct operating expenses increased $252,000, or 2.1%, as higher property taxes, insurance, and utility costs offset lower bad debt expenses.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $473,000, or 50.1%, principally due to higher interest income in the fiscal 2005 period reflecting the Trust’s increased invested cash balance in fiscal 2005 and the collection of a prior period bad debt which had been written off in a prior fiscal year.

Land parcels and other expense increased $102,000, or 10.5% in fiscal 2005 when compared to fiscal 2004 as a result of increased operating expenses at the Real Estate Trust’s other real estate properties.

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

General and administrative expense increased $978,000 from $2.4 million in fiscal 2004 to $3.4 million in fiscal 2005. The Real Estate Trust experienced higher accounting and legal costs in fiscal 2005 which were the major components of the increase.

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

Included in income (loss) from operations of discontinued real estate assets for fiscal 2005 and 2004 are three hotel properties and two other real estate properties. The sales of the hotel properties closed in December 2004, December 2005 and January 2006, respectively. The sales of the other real estate assets closed in January 2005 and February 2006, respectively.

Loss from operations of discontinued real estate assets totaled $1.5 million for fiscal 2005. Included, are operating losses of $920,000 for the two hotels which were sold in fiscal 2006 and an operating loss of $1.8 million for the hotel that was sold in December 2004. Included in the $1.8 million operating loss is $1.6 million of costs associated with the defeasance of the mortgage which the hotel property secured, including a $1.5 million prepayment premium and an additional loss of $17,000 which reflects the difference between the actual loss on the sale of the hotel property and the estimated loss recorded in fiscal 2004. Also included in the fiscal 2005 net loss is operating income of approximately $284,000 associated with the other real estate property sold in February 2006 and an approximately $900,000 gain on sale and $12,000 operating income from the other real estate asset sold in January 2005.

Loss from operations of discontinued real estate assets totaled $1.7 million for fiscal 2004. Included, are operating losses of $1.0 million for the two hotels which were sold in fiscal 2006 and an operating loss of $1.0 million for a hotel that was sold in December 2004. Also included in the 2005 period net loss is operating income of approximately $334,000 associated with the other real estate property sold in February 2006 and an operating loss of approximately $32,000 from the other real estate asset sold in January 2005.

BANKING

Overview. The Bank recorded operating income of $189.7 million for the year ended September 30, 2005, compared to operating income of $231.2 million for the year ended September 30, 2004. The decrease in operating income in fiscal year 2005 was primarily due to decreases in automobile rental income and servicing, securitization and mortgage banking income, as well as increases in servicing assets amortization and other loan expenses and salaries and employee benefits. An increase in net interest income and a decrease in depreciation and amortization partially offset the decreased income.

Net Interest Income. Net interest income, before the provision for loan losses, increased $87.3 million (or 31.4%) in fiscal year 2005 from fiscal year 2004. The Bank recorded $0.4 million of interest income on non-accrual and restructured loans during fiscal year 2005. The Bank would have recorded additional interest income of $0.6 million in fiscal year 2005 if non-accrual assets and restructured loans had been current in accordance with their original terms. The Bank’s net interest income in future periods will continue to be adversely affected by the Bank’s non-performing assets. See “Financial Condition – Asset Quality – Non-Performing Assets.”

Interest income in fiscal year 2005 increased $131.5 million (or 29.8%) from fiscal year 2004 primarily as a result of higher average yields on and higher average balances of loans receivable. Contributing to the increased interest income was an increase in interest income on mortgage-backed securities and other investments caused primarily by higher average balances.

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

Interest income on mortgage-backed securities increased $4.4 million (or 21.5%) primarily due to increased average balances which was partially offset by a decrease in the average yields on those securities to 4.33% from 4.71%.

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

Credit for Loan Losses. During fiscal year 2005, the Bank recorded a negative provision for loan losses of $11.6 million, compared to a negative provision of $14.5 million in fiscal year 2004. Management’s prior decisions to discontinue subprime automobile lending and indirect consumer lending, and focus more on residential mortgages, have improved the overall credit quality of the Bank’s loan portfolio. As the balances of automobile loans continue to decline, charge-offs and delinquencies also have been declining. The combination of these factors contributed to the Bank’s decision to reduce the provision for loan losses. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income decreased to $442.6 million in fiscal year 2005 from $539.5 million in fiscal year 2004. The $96.9 million (or 18.0%) decrease was primarily attributable to decreases in servicing, securitization and mortgage banking income and automobile rental income, offset partially by an increase in other income.

Servicing, securitization and mortgage banking income decreased to $171.8 million in fiscal year 2005, from $216.1 million in fiscal year 2004, a 20.5% decrease. The reduction resulted from a $121.0 million decrease in fair value of interest-only strips receivables during the current period. Also contributing to this decrease was a decrease in gain on sales of loans. During fiscal year 2005, the Bank recognized gains of $185.5 million resulting from the securitization and/or sale of $6.5 billion of loans compared to gains of $193.6 million resulting from the securitization and/or sale of $6.5 billion of loans during fiscal year 2004. Partially offsetting the decreased income were increases in fees related to the prepayments of certain residential mortgage loans.

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

The financial statements of the Trust and its consolidated subsidiaries are included in this report on the pages indicated and are incorporated herein by reference:

(a)	Report of Independent Registered Public Accounting Firm.	78

(b)	Consolidated Balance Sheets—As of September 30, 2006 and 2005.	79

(c)	Consolidated Statements of Operations—For the years ended September 30, 2006, 2005 and 2004.	80-81

(d)	Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity— For the years ended September 30, 2006, 2005 and 2004.	82

(e)	Consolidated Statements of Cash Flows—For the years ended September 30, 2006, 2005 and 2004.	83-84

(f)	Notes to Consolidated Financial Statements.	85-139

Summary financial information with respect to the Bank is also included in Part I, Item 1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TRUSTEES AND SHAREHOLDERS

B.F. SAUL REAL ESTATE INVESTMENT TRUST

We have audited the accompanying consolidated balance sheets of B.F. Saul Real Estate Investment Trust (“the Trust”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, comprehensive income and changes in shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B.F. Saul Real Estate Investment Trust as of September 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006 in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia

December 5, 2006

Consolidated Balance Sheets

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	September 30,
(In thousands, except share and per share amounts)	2006	2005
ASSETS
Real Estate
Income-producing properties
Hotel	$359,805	$246,144
Office and industrial	210,015	194,643
Other	1,128	1,128

	570,948	441,915
Accumulated depreciation	(197,855)	(182,255)

	373,093	259,660
Land parcels	44,582	48,029
Construction in progress	34,946	—
Real estate held for sale	—	11,168
Investment in Saul Holdings and Saul Centers	89,802	75,323
Cash and cash equivalents	46,391	13,920
Note receivable - related party	10,300	13,100
Other assets	63,698	44,630

Total real estate assets	662,812	465,830

Banking
Cash and due from banks	394,309	438,074
Interest-bearing deposits	15,879	69,425
Loans held for securitization and/or sale	467,574	1,718,132
Investment securities (market value of $200,152 and $198,769, respectively)	201,455	200,902
Mortgage-backed securities (market value of $1,266,970 and $849,764, respectively)	1,289,718	859,808
Loans receivable (net of allowance for losses of $25,000 and $28,640, respectively)	10,120,821	9,303,800
Federal Home Loan Bank stock	85,449	136,093
Property and equipment, net	601,592	534,371
Automobiles subject to lease, net	55,448	185,036
Goodwill and other intangible assets, net	39,970	30,923
Interest-only strips receivable	344,317	348,227
Servicing assets, net	168,059	164,592
Other assets	356,530	255,578

Total banking assets	14,141,121	14,244,961

TOTAL ASSETS	$14,803,933	$14,710,791

LIABILITIES
Real Estate
Mortgage notes payable	$488,339	$278,411
Mortgage notes payable - real estate held for sale	—	15,917
Notes payable - secured	250,000	250,000
Notes payable - unsecured	21,398	57,760
Other liabilities and accrued expenses	31,361	22,180
Deferred tax liability, net	41,281	35,951

Total real estate liabilities	832,379	660,219

Banking
Deposit accounts	10,445,764	9,781,768
Securities sold under repurchase agreements and other short-term borrowings	822,639	498,914
Federal Home Loan Bank advances	1,343,312	2,468,740
Custodial accounts	103,903	122,670
Amounts due to banks	64,105	85,902
Other liabilities	237,736	191,290
Capital notes - subordinated	175,000	175,000

Total banking liabilities	13,192,459	13,324,284

Commitments and contingencies
Minority interest held by affiliates	130,529	124,932
Minority interest — other	296,013	296,013

TOTAL LIABILITIES	14,451,380	14,405,448

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	296,293	249,083

	396,394	349,184
Less cost of 1,834,088 common shares of beneficial interest in treasury	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	352,553	305,343

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,803,933	$14,710,791

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(In thousands, except per share amounts)	2006	2005	2004
REAL ESTATE
Income
Hotels	$127,238	$98,621	$84,477
Office and industrial (including $5,792, $5,391 and $5,205 of rental income earned from banking segment, respectively)	39,984	39,466	38,225
Other	2,415	1,417	944

Total income	169,637	139,504	123,646

Expenses
Direct operating expenses:
Hotels	78,041	60,002	52,905
Office and industrial properties	13,374	12,057	11,805
Land parcels and other	1,177	1,072	970
Interest and amortization of debt expense	50,516	46,503	58,645
Depreciation	20,390	18,878	17,646
Advisory, management and leasing fees - related parties	15,480	13,448	12,437
General and administrative	3,156	3,421	2,443

Total expenses	182,134	155,381	156,851

Equity in earnings (losses) of unconsolidated entities:
Saul Holdings and Saul Centers	10,554	8,828	8,404
Other, including impairment	(503)	(582)	(616)
Gain on sales of property	416	263	2,769

REAL ESTATE OPERATING LOSS	$(2,030)	$(7,368)	$(22,648)

BANKING
Interest income
Loans	$669,154	$531,859	$411,640
Mortgage-backed securities	43,238	24,915	20,505
Other	22,611	15,989	9,126

Total interest income	735,003	572,763	441,271

Interest expense
Deposit accounts	179,563	95,631	58,251
Short-term borrowings	96,913	67,275	20,012
Long-term borrowings	41,695	44,287	84,759

Total interest expense	318,171	207,193	163,022

Net interest income	416,832	365,570	278,249
Credit for loan losses	(9,004)	(11,569)	(14,522)

Net interest income after credit for loan losses	425,836	377,139	292,771

Other income
Deposit servicing fees	144,548	136,279	129,107
Servicing, securitization and mortgage banking income	158,781	171,842	216,052
Automobile rental income, net	35,196	81,963	157,034
Other	56,394	52,516	37,301

Total other income	394,919	442,600	539,494

Continued on following page.

Consolidated Statements of Operations (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(In thousands, except per share amounts)	2006	2005	2004
BANKING (Continued)
Operating expenses
Salaries and employee benefits	$309,365	$266,601	$233,093
Servicing assets amortization and other loan expenses	103,696	96,632	53,542
Property and equipment (including $5,792, $5,391 and $5,205 of rental expense paid to real estate segment, respectively)	55,832	46,615	39,032
Marketing	22,161	19,248	12,171
Data processing	38,713	34,664	35,452
Depreciation and amortization	69,465	103,319	160,509
Other	82,720	62,965	67,251

Total operating expenses	681,952	630,044	601,050

BANKING OPERATING INCOME	$138,803	$189,695	$231,215

TOTAL COMPANY
Income from continuing operations before income taxes and minority interest	$136,773	$182,327	$208,567
Income tax provision	39,663	59,141	70,480

Income from continuing operations before minority interest	97,110	123,186	138,087
Minority interest held by affiliates	(13,597)	(19,516)	(23,070)
Minority interest - other	(29,141)	(29,071)	(37,195)

INCOME FROM CONTINUING OPERATIONS	54,372	74,599	77,822
Discontinued real estate operations:
Income (loss) from operations of discontinued real estate assets
(including net gain (loss) on disposal of $6,286, $882, $(310), respectively)	4,225	(1,537)	(1,724)
Income tax expense (benefit)	1,635	(536)	(602)

INCOME (LOSS) ON DISCONTINUED REAL ESTATE OPERATIONS	2,590	(1,001)	(1,122)

TOTAL COMPANY NET INCOME	$56,962	$73,598	$76,700
Dividends: Real Estate Trust’s preferred shares of beneficial interest	(5,418)	(5,418)	(5,418)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$51,544	$68,180	$71,282

NET INCOME (LOSS) PER COMMON SHARE
Income from continuing operations	$10.18	$14.39	$15.06
Discontinued operations	0.54	(0.21)	(0.23)

NET INCOME PER COMMON SHARE (BASIC AND DILUTED)	$10.72	$14.18	$14.83

DISTRIBUTIONS DECLARED PER COMMON SHARE	$1.37	$1.37	$0.09

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(Dollars in thousands, except share amounts)	2006	2005	2004
COMPREHENSIVE INCOME
Net income	$56,962	$73,598	$76,700
Other comprehensive income	—	—	—

TOTAL COMPREHENSIVE INCOME	$56,962	$73,598	$76,700

CHANGES IN SHAREHOLDERS’ EQUITY
PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of year (516,000 shares)	$516	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of year (6,641,598 shares)	6,642	6,642	6,642

PAID-IN SURPLUS
Beginning and end of year	92,943	92,943	92,943

RETAINED EARNINGS
Beginning of year	249,083	185,342	112,424
Net income	56,962	73,598	76,700
Adjustments:
Saul Holdings investment, net of taxes of $1,210, $1,309 and $1,120, respectively	2,248	2,427	2,080
Other	—	(284)	—
Dividends:
Real Estate Trust preferred shares of beneficial interest	(5,418)	(5,418)	(5,418)
Real Estate Trust common shares of beneficial interest	(6,582)	(6,582)	(444)

End of year	296,293	249,083	185,342

TREASURY SHARES
Beginning and end of year (1,834,088 shares)	(43,841)	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	$352,553	$305,343	$241,602

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(In thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net income (loss)	$2,574	$(4,465)	$(15,580)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net gains on sale of property	(6,702)	(1,145)	(2,459)
Depreciation	20,390	19,857	19,053
Amortization of debt expense	2,672	2,197	4,507
Equity in net earnings of unconsolidated entities, net of net distributions of $5,636, $4,910 and $6,527, respectively	(4,415)	(3,336)	(1,262)
Deferred tax expense (benefit)	4,121	(922)	(1,123)
Increase in accounts receivable and accrued income	(7,051)	(4,438)	(10,766)
Increase (decrease) in accounts payable and accrued expenses	550	(493)	(6,023)
Dividends and tax sharing payments	34,031	41,320	33,611
Other	(5,137)	488	(1,725)

	41,033	49,063	18,233

Banking
Net income	54,388	78,063	92,280
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	36,597	40,399	28,502
Decrease in income tax payable	(40,900)	(44,853)	(49,481)
Depreciation and amortization	69,465	103,319	160,509
Credit for loan losses	(9,004)	(11,569)	(14,522)
Minority interest held by affiliates	13,597	19,516	23,070
Minority interest—other	10,000	10,000	18,193
Proceeds from sales of trading securities	224,536	192,105	668,458
Purchases and net fundings of loans held for securitization and/or sale	(4,186,104)	(5,620,487)	(6,686,606)
Proceeds from sales of loans held for securitization and/or sale	5,141,038	6,316,045	5,810,798
(Increase) decrease in interest-only strips receivable	3,910	(60,387)	(148,059)
Increase in servicing assets	(3,466)	(16,737)	(51,588)
Increase in other assets	(88,792)	(88,963)	(20,938)
Increase (decrease) in custodial accounts	(18,767)	4,956	(56,128)
Increase in other liabilities	65,549	19,255	10,267
Other	(890)	18,633	(12,938)

	1,271,157	959,295	(228,183)

Net cash provided by (used in) operating activities	1,312,190	1,008,358	(209,950)

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Property acquisitions	(108,029)	(13,532)	—
Development/redevelopment expenditures	(19,205)	—	—
Capital expenditures	(31,835)	(16,414)	(17,973)
Property sales, net	17,146	4,715	3,719
Note receivable and accrued interest — related party (advances)/repayments, net	2,800	(5,423)	(4,690)
Equity investment in Saul Holdings and Saul Centers	(6,104)	(5,901)	(3,306)
Other investments	(431)	(776)	(800)

	(145,658)	(37,331)	(23,050)

Banking
Proceeds from maturities of investment securities	—	—	10,000
Purchases of investment securities	—	(129,401)	(34,917)
Proceeds from redemption of Federal Home Loan Bank stock	273,074	282,492	287,599
Purchases of Federal Home Loan Bank stock	(222,430)	(279,238)	(319,573)
Net principal collected on loans	5,505,242	5,451,943	3,558,267
Net funding and purchases of loans receivable	(6,770,029)	(7,235,055)	(5,046,003)
Principal collected on mortgage-backed securities	184,810	217,497	186,654
Purchases of mortgage-backed securities	(126,788)	(299,866)	(9,105)
Proceeds from sales of automobiles subject to lease	106,333	189,540	299,199
Net purchases of property and equipment	(115,036)	(84,577)	(64,197)
Net proceeds from sales of property and equipment	701	—	23,320
Net proceeds from sales of real estate	4,707	12,031	9,500
Disbursements for real estate held for sale	(11,793)	(5,895)	(3,272)
Purchases of investment management companies	(9,552)	(7,019)	—

	(1,180,761)	(1,887,548)	(1,102,528)

Net cash used in investing activities	(1,326,419)	(1,924,879)	(1,125,578)

Continued on following page.

Consolidated Statements of Cash Flows (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(In thousands)	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing	$294,882	$—	$—
Principal curtailments and repayments of mortgages	(106,108)	(15,793)	(9,923)
Proceeds from secured revolving credit facilities	60,000	—	—
Repayments of secured revolving credit facilities	(60,000)	—	—
Proceeds from unsecured bridge loan	86,193	—	—
Repayments of unsecured bridge loan	(86,193)	—	—
Net secured note financings	—	—	46,200
Proceeds from sales of unsecured notes	935	5,674	6,877
Repayments of unsecured notes	(37,297)	(4,342)	(5,798)
Costs of obtaining financings	(3,316)	(3,193)	(7,676)
Cash dividends paid on preferred stock	(5,418)	(5,418)	(11,556)
Cash dividends paid on common stock	(6,582)	(6,582)	(444)

	137,096	(29,654)	17,680

Banking
Proceeds from customer deposits and sales of certificates of deposit	83,202,385	72,320,724	53,155,374
Customer withdrawals of deposits and payments for maturing certificates of deposit	(82,538,389)	(71,394,073)	(52,400,761)
Capital contribution from parent	—	1,418	—
Advances from the Federal Home Loan Bank	19,764,354	23,046,342	17,470,676
Repayments of advances from the Federal Home Loan Bank	(20,889,782)	(23,314,541)	(16,721,207)
Net increase in other borrowings	323,725	292,334	38,265
Issuance of 6-7/8% subordinated debentures	—	—	171,938
Issuance of 8% Noncumulative Perpetual Preferred Stock, Series C	—	—	120,622
Redemption of 13% Noncumulative Perpetual Preferred Stock, Series A	—	—	(81,750)
Redemption of 9-1/4% Subordinated Debentures	—	—	(252,775)
Cash dividends paid on preferred stock	(10,000)	(10,000)	(10,750)
Cash dividends paid on common stock	(40,000)	(49,000)	(31,000)

	(187,707)	893,204	1,458,632

Net cash (used in) provided by financing activities	(50,611)	863,550	1,476,312

Net (decrease) increase in cash and cash equivalents	(64,840)	(52,971)	140,784
Cash and cash equivalents at beginning of year	521,419	574,390	433,606

Cash and cash equivalents at end of year	$456,579	$521,419	$574,390

Components of cash and cash equivalents at end of year as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$46,391	$13,920	$31,842
Banking
Cash and due from banks	394,309	438,074	444,603
Interest-bearing deposits	15,879	69,425	97,945

Cash and cash equivalents at end of year	$456,579	$521,419	$574,390

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$352,104	$253,831	$227,757
Income taxes paid, net	82,861	140,850	107,689
Shares of Saul Centers, Inc. common stock	9,895	12,591	9,330
Cash received during the year from:
Dividends on shares of Saul Centers, Inc. common stock	7,588	6,703	6,023
Distributions from Saul Holdings Limited Partnership	7,233	6,569	6,527
Supplemental disclosures of noncash activities:
Rollovers of notes payable - unsecured	823	7,247	6,432
Loans held for securitization and/or sale exchanged for trading securities	222,742	190,578	658,587
Loans receivable transferred to real estate acquired in settlement of loans	4,653	4,657	3,376
Loans receivable exchanged for mortgage-backed securities held-to-maturity	486,010	364,577	108,640
Loans receivable transferred to loans held for sale and/or securitization	—	693,567	339,869
Assumption of debt not included in cash paid for acquisition of property	5,830	—	—

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – TRUST:

GENERAL

B.F. Saul Real Estate Investment Trust operates as a Maryland real estate investment trust. The principal business activities of B.F. Saul Real Estate Investment Trust and its consolidated subsidiaries (the “Trust” or “Total Company”) are the ownership of 80% of the outstanding common stock of Chevy Chase Bank, F.S.B., whose assets accounted for 96% of the Trust’s consolidated assets as of September 30, 2006, and the ownership and development of income-producing properties. The properties are located predominantly in the Mid-Atlantic and Southeastern regions of the United States and consist principally of hotels, office projects, and undeveloped land parcels. Chevy Chase Bank, F.S.B. is a federally chartered and federally insured stock savings bank and, as such, is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and various types of consumer loans and leases and commercial loans. The Bank’s principal deposit market is the Washington, DC metropolitan area.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Real Estate Trust and its subsidiaries. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results, and cash flows for two business segments: Real Estate and Banking. Entities in which the Trust holds a non-controlling interest (generally 50% or less) are accounted for on the equity method, see Note 2. All significant inter-company transactions, except as disclosed elsewhere in the financial statements, including inter-company office rental agreements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the Bank are presented gross in the Consolidated Statements of Cash Flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NET INCOME PER COMMON SHARE

Net income per common share is determined by dividing net income, after deducting preferred share dividend requirements, by the weighted average number of common shares outstanding during the year. For fiscal years 2006, 2005 and 2004 weighted average number of shares used in the calculation was 4,807,510. The Trust has no common share equivalents.

RECLASSIFICATIONS

Certain reclassifications of prior periods’ information have been made to conform with the presentation of the consolidated financial statements for the year ended September 30, 2006, including the reclassification of certain income and expense amounts to income (loss) from operations of discontinued real estate assets to assure comparability of all periods presented.

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

The Real Estate Trust purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, personal property and intangibles related to in-place leases, customer or franchise relationships and other intangibles in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” The purchase price is allocated based on the relative fair value of each component.

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

The purchase price allocation for the acquisition of a hotel property is determined based on the relative fair vale of the components of the property, which include land, building, personal property, franchise relationships, brand names, any in-place leases and other intangibles. The valuation of the personal property is based on management’s evaluation of the value of such property. The personal property is amortized over its remaining estimated useful life. To the extent that franchise relationship, trade name or other intangibles are present in an acquisition, the fair value of the intangibles are amortized over their estimated useful life or evaluated for impairment under SFAS No. 142, if determined to have an indefinite life. At September 30, 2006, indefinite lived intangible assets totaled $9.0 million and are included in Other Assets on the balance sheet. The Real Estate Trust had no intangible assets as of September 30, 2005.

Depreciation is calculated using the straight-line method and estimated useful lives of 28 to 50 years for buildings and up to 20 years for certain other improvements. Leasehold tenant improvements are amortized over the lesser of their estimated useful lives or the lives of the related leases using the straight-line method. Leasehold tenant improvements are capitalized when certain criteria are met including when the Real Estate Trust supervises construction and will own the improvement at the end of the lease term.

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. The Real Estate Trust considers a project to be substantially complete and held available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

completed portions of a project are accounted for as separate projects. Expenditures for repairs and maintenance are charged to operations as incurred. Interest expense capitalized during fiscal 2006 totaled $1.1 million. There was no capitalization of interest during fiscal 2005.

CONSTRUCTION IN PROGRESS

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. The Construction in Progress balance as of September 30, 2006 is as follows:

Construction in Progress (In thousands)	September 30, 2006
Dulles SpringHill Suites	$14,876
Circle 75 Townhomes	9,153
Circle 75 Infrastructure	7,248
Dulles Hampton Inn	1,864
Tysons Park Place II	1,805

$34,946

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

ACCOUNTS RECEIVABLE AND ACCRUED INCOME

Accounts receivable and accrued income of approximately $16.4 million and $13.4 million at September 30, 2006 and 2005, respectively, included in other assets in the financial statements, primarily represents amounts due from commercial property tenants in accordance with the terms of the respective leases and hotel property accounts based on contractual payment obligations. Receivables are reviewed monthly and reserves established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable from commercial property tenants includes minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

INVESTMENT IN SAUL HOLDINGS AND SAUL CENTERS

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

Cash and Cash Equivalents, Notes Receivable – Related Party and Accounts Receivable

The carrying amount approximates fair value because of the short-term maturity of these instruments.

Liabilities

The fair market value, and the current carrying amount, of notes payable—secured is $250 million, based on management’s estimate of current market rates and conditions. The fair value of mortgage notes payable, which includes real estate held for sale, is based on management’s estimate of current market rates for its debt. At September 30, 2006, and 2005, the fair value of mortgage notes payable was $496.1 and $312.0 million, respectively while the carrying amounts of the mortgage notes payable was $488.3 and $294.3 million, respectively. The fair value of notes payable—unsecured is based on the rates currently offered by the Real Estate Trust for similar notes. At September 30, 2006 and 2005, the fair value of notes payable—unsecured was $21.5 and $60.1 million while the carrying amounts was $21.4 and 57.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

LEGAL CONTINGENCIES

The Real Estate Trust is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, the Real Estate Trust believes that final outcome of such matters will not have a material adverse effect on its financial position or results of operations. Once it has been determined that a loss is probable to occur, the estimated amount of the loss is recorded in the financial statements. Both the amount of the loss and the point at which its occurrence is considered probable can be difficult to determine.

NEW ACCOUNTING STANDARDS

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

Federal Reserve Board regulations require the Bank to maintain reserves in the form of cash or deposits in its account at the Federal Reserve Bank of Richmond. The Bank’s average reserve requirements, before credit for vault cash, were $87.7, $87.8 and $70.5 million during the years ended September 30, 2006, 2005 and 2004, respectively.

Loans Held for Securitization and/or Sale:

At September 30, 2006, loans held for securitization and/or sale were composed of single-family residential loans of $467.6 million. At September 30, 2005, loans held for securitization and/or sale were composed of single-family residential and home equity loans of $1,717.8 million and $341,000 respectively. These loans are originated or purchased for sale in the secondary market and are carried at the lower of aggregate cost or aggregate market value. The Bank periodically securitizes and sells certain pools of loan receivables in the public and private markets in transactions that are recorded as sales. Single-family residential loans held for sale will either be sold or will be exchanged for mortgage-backed securities and then sold.

Gains and losses on sales of loans held for securitization and/or sale are determined using the specific identification method.

Investment and Mortgage-Backed Securities:

The Bank classifies its investment and mortgage-backed securities as either “held-to-maturity,” “available-for-sale” or “trading” at the time such securities are acquired. Investment and mortgage-backed securities classified as “held-to-maturity” are reported at amortized cost. Investment and mortgage-backed securities classified as “available-for-sale” are reported at fair value, with unrealized gains and losses, net of the related tax effect, reported as a separate component of stockholders’ equity. Investment and mortgage-backed securities classified as “trading” are reported at fair value, with unrealized gains and losses included in earnings. All investment securities and mortgage-backed securities are classified as held-to-maturity at September 30, 2006 and 2005. Premiums and discounts on investment securities and mortgage-backed securities are amortized or accreted using the level-yield method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Trading Securities:

As part of its mortgage banking activities, the Bank exchanges certain loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Proceeds from sales of trading securities were $224.5, $192.1 and $668.5 million during the years ended September 30, 2006, 2005 and 2004, respectively. The Bank realized net gains of $1.8, $2.3 and $5.4 million on the sales of trading securities for the years ended September 30, 2006, 2005 and 2004, respectively. Gains and losses on sales of trading securities are determined using the specific identification method and are included in servicing, securitization and mortgage banking income in the Consolidated Statements of Operations. There were no mortgage-backed securities classified as trading securities at September 30, 2006 and 2005.

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

At September 30, 2006 and 2005, the Bank had no impaired loans. The Bank did not recognize any interest income on impaired loans during the years ended September 30, 2006, 2005 and 2004.

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

The unallocated allowance is based upon management’s evaluation and judgment of various conditions that are not directly measured in the determination of the allocated and specific allowances. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting the key lending areas of the Bank, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, regulatory examination results and findings of the Bank’s internal credit evaluations. At September 30, 2006 and 2005, most of the unallocated allowance relates to risks inherent in the mortgage loan portfolio, including, for example, geographic concentration and negative amortization features.

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

Real Estate Held for Sale:

Real estate held for sale, included in other assets on the Consolidated Statements of Financial Condition, consists of real estate acquired in settlement of loans (“REO”) and is carried at the lower of cost or fair value (less estimated selling costs). Costs relating to the development and improvement of property, including interest, are capitalized, whereas costs relating to the holding of property are expensed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Goodwill and Other Intangible Assets:

Goodwill is not amortized, but, instead, is periodically tested for impairment. An impairment loss on goodwill is recognized if the fair value is less than the carrying amount. At September 30, 2006 and 2005, the fair value of the goodwill recorded on the Bank’s balance sheet exceeded its carrying value. At September 30, 2006 and 2005, goodwill totaled $37.3 and $23.7 million, respectively.

In July 2005, a subsidiary of the Bank purchased an investment management company and recorded goodwill of $5.9 million and an intangible asset of $1.1 million. The intangible asset is being amortized over its expected life. The subsidiary was required to pay an additional $750,000 during fiscal year 2006 and could be required to pay an additional $750,000 in future years if certain contingencies are satisfied.

In October 2005, another subsidiary of the Bank purchased an investment management company and recorded goodwill of $6.9 million and an intangible asset of $1.9 million. The intangible asset is being amortized over its expected life. The subsidiary could be required to pay between $14.0 and $17.0 million over the next three years, if certain contingencies are satisfied.

The premium attributable to the value of home equity relationships related to certain home equity loans purchased in fiscal 1999, amounting to $165,000 and $221,000, net, at September 30, 2006 and 2005, respectively, is included in goodwill and other intangible assets in the Consolidated Statements of Financial Condition. This premium is being amortized over the estimated term of the underlying relationships. The Bank did not purchase any home equity loans during fiscal years 2006, 2005 and 2004.

Accumulated amortization of other intangible assets was $11.7 and $11.2 million at September 30, 2006 and 2005, respectively.

Servicing Assets:

Servicing assets are recorded when purchased and in conjunction with loan sale and securitization transactions. Servicing assets, which are stated net of accumulated amortization, are amortized in proportion to the remaining net servicing revenues estimated to be generated by the underlying loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Servicing Assets (Continued):

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

Interest-Only Strips Receivable:

The Bank accounts for its interest-only certificates and/or interest-only strips receivable (collectively, “interest-only assets”) as trading securities and, accordingly, carries them at fair value. The Bank uses certain assumptions to calculate the carrying values of the interest-only assets, mainly estimates of prepayment speeds, credit losses and interest rates, which are beyond the control of the Bank. To the extent actual results differ from the assumptions, the carrying values are adjusted accordingly. The fair value adjustments for interest-only assets are included in servicing, securitization and mortgage banking income. Fair value write downs of $88.3, $121.0 and $30.3 million were recorded in the years ended September 30, 2006, 2005 and 2004, respectively.

Interest-only assets capitalized in the years ended September 30, 2006, 2005 and 2004 amounted to $208.1, $275.4 and $235.9 million, respectively, and were related to the securitization and sale of loan receivables. See Note 17.

Derivative Financial Instruments:

The Bank uses derivative financial instruments to reduce interest-rate risk with respect to its mortgage banking activities. At September 30, 2006 and 2005, all derivatives are recorded on the balance sheet at their fair market value. See Note 29.

Marketing:

Advertising costs are expensed as incurred. In August 2006, the Bank entered into a multi-year naming rights agreement with the University of Maryland. Under the agreement the Bank has certain marketing rights, including the right to name the playing surface at Byrd Stadium “Chevy Chase Bank Field.” The net present value of the payments to the university is being amortized to marketing expense over the life of the contract.

Recently Issued Accounting Standards:

In September 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) consensus 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 eliminates the diversity in policyholder calculations of the amount that would be realized under a life insurance contract if that contract were terminated. Under EITF 06-5, policyholders will be required to recognize contract-based values at their net present value. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of EITF 06-5 to have a material impact on the Bank’s financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 eliminates the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 clarifies the definition of fair value as an exit price and defines the exit price as the price in an orderly transaction between market participants to sell an asset or to settle a liability in the principal or most advantageous market for the asset or liability. Furthermore, SFAS 157 establishes a three-level fair value hierarchy that distinguishes between (i) market participant assumptions developed from independent and observable inputs and (ii) the reporting entity’s own assumptions about market participant assumptions developed from unobservable inputs. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Bank has not yet determined the impact, if any, of the adoption of SFAS 157 on the Bank’s financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the requirements of SFAS No. 109, “Accounting for Income Taxes,” relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of FIN 48 to have a material impact on the Bank’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS 140 to require an entity (i) to initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable; (ii) to separately present servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position; and (iii) to provide additional disclosures for all separately recognized servicing assets and servicing liabilities. In addition, SFAS 156 permits an entity to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

irrevocably choose either the amortization method or the fair value measurement method for the subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. As a result of the adoption of SFAS 156 on October 1, 2006, the Bank will identify its mortgage servicing rights (“MSRs”) relating primarily to residential mortgage loans as a class of servicing rights and will elect to apply fair value accounting to this class of MSRs. Presently, this class, which also includes servicing rights related to home equity and home improvement loans, represents all of the Bank’s MSRs. The impact of the adoption, which represents the difference between the fair value and the carrying amount of the MSRs, net of any related valuation allowance, is $4.2 million, net of related income taxes, and was recorded as a cumulative-effect adjustment which increased retained earnings on October 1, 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) by eliminating SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 applies to all financial instruments acquired or issued after the beginning of any fiscal year beginning after September 15, 2006, and upon adoption for existing bifurcated hybrid financial instruments not being used in hedging relationships. The adoption of this statement on October 1, 2006, did not have a material effect on the Bank’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During fiscal 2006, 2005 and 2004, the Bank made dividend payments totaling $32.0, $39.2 and $24.8 million to the Real Estate Trust. During fiscal 2006, 2005 and 2004, the Bank made net tax sharing payments totaling $2.0, $2.1 and $8.8 million to the Real Estate Trust.

Although operations have shown significant improvement in fiscal 2006 and 2005, in recent years the operations of the Real Estate Trust have generated net operating losses while the Bank has reported net income. The Trust’s consolidation of the Bank’s operations into the Trust’s federal income tax return has resulted in the use of the Real Estate Trust’s net operating losses to reduce the federal income taxes the Bank would otherwise have owed. If in any future year, the Bank has taxable losses or unused credits, the Real Estate Trust would be obligated to reimburse the Bank for the greater of (i) the tax benefit to the group using such tax losses or unused tax credits in the group’s consolidated federal income tax returns or (ii) the amount of the refund which the Bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group.

5. SAUL HOLDINGS LIMITED PARTNERSHIP AND SAUL CENTERS, INC.—REAL ESTATE TRUST:

In fiscal 1993, the Real Estate Trust entered into a series of transactions undertaken in connection with an initial public offering of common stock of a newly organized corporation, Saul Centers. The Real Estate Trust transferred its 22 shopping centers and one of its office properties together with the debt associated with such properties to a newly formed partnership, Saul Holdings, in which as of September 30, 2006, the Real Estate Trust owns (directly or through one of its wholly owned subsidiaries) a 19.4% interest, other entities affiliated with the Real Estate Trust own a 4.6% interest, and Saul Centers owns a 76.0% interest. Certain officers and trustees of the Trust are also officers and/or directors of Saul Centers.

In connection with the transfer of its properties to Saul Holdings, the Real Estate Trust was relieved of approximately $196 million in mortgage debt and deferred interest. Pursuant to a reimbursement agreement among the partners of Saul Holdings and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships have agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At September 30, 2006, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $100 million. The Real Estate Trust believes that Saul Holdings will be able to make all payments due with respect to its debt obligation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The management of Saul Centers has adopted a strategy of maintaining a ratio of total debt to total asset value, as estimated by management, of fifty percent or less. The management of Saul Centers has concluded at September 30, 2006, that the total debt of Saul Centers remains below fifty percent of total asset value. The total asset value is determined by the management of Saul Centers as the aggregate fair value of the portfolio of properties by reference to the properties’ aggregate cash flow. As a result, the management of the Real Estate Trust has concluded that fundings under the reimbursement agreement are remote.

As of September 30, 2006, the Real Estate Trust’s investment in the consolidated entities of Saul Centers, which is accounted for under the equity method, consisted of the following.

(In thousands)	September 30, 2006	September 30, 2005
Saul Holdings:
Investment in partnership units	$19,112	$13,718
Distributions in excess of allocated net income	(23,631)	(22,425)
Saul Centers:
Investment in common shares	110,521	99,004
Distributions in excess of allocated net income	(16,200)	(14,974)

Total	$89,802	$75,323

The Trust’s investments in Saul Centers exceeded the underlying book value of the investment at the time of the purchases. At September 30, 2006 and 2005, the cumulative excess totaled $101.0 and $91.4 million, respectively. This amount is being amortized over the estimated remaining useful life of the underlying real estate assets. At September 30, 2006 and 2005, the unamortized balance was $88.2 and $80.7 million, respectively.

As of September 30, 2006, the Real Estate Trust, through its partnership interest in Saul Holdings of 19.4% and its ownership of common shares of Saul Centers of 27.5% (market value of $212.4 million at September 30, 2006), effectively owns 40.3% of the consolidated entities of Saul Centers. Substantially all of these shares and/or units have been deposited as collateral for the Trust’s revolving lines of credit, see Note 9.

As of September 30, 2005, the Real Estate Trust, through its partnership interest in Saul Holdings of 19.2% and its ownership of common shares of Saul Centers of 26.6% (market value of $160.7 million at September 30, 2005), effectively owns 39.5% of the consolidated entities of Saul Centers.

The unaudited Condensed Consolidated Balance Sheets as of September 30, 2006 and 2005, and the unaudited Condensed Consolidated Statements of Operations for the twelve months ended September 30, 2006, 2005 and 2004 of Saul Centers follow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,
(In thousands)	2006	2005
Assets
Real estate investments	$834,050	$717,167
Accumulated depreciation	(210,025)	(191,699)
Other assets	65,714	79,794

Total assets	$689,739	$605,262

Liabilities and stockholders’ equity
Mortgage notes payable	$490,897	$461,416
Other liabilities	73,800	33,659

Total liabilities	564,697	495,075
Minority Interests	5,926	1,484
Total stockholders’ equity	119,116	108,703

Total liabilities and stockholders’ equity	$689,739	$605,262

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Twelve Months Ended September 30,
(In thousands)	2006	2005	2004
Revenue
Base rent	$107,579	$97,438	$87,785
Other revenue	27,329	26,372	21,617

Total revenue	134,908	123,810	109,402

Expenses
Operating expenses	28,658	24,942	21,795
Interest expense and amortization of debt expense	31,894	29,663	26,357
Depreciation and amortization	25,128	24,137	20,458
General and administrative	10,015	9,527	7,785

Total expenses	95,695	88,269	76,395

Operating income	39,213	35,541	33,007
Non-operating item
Gain on sale of property	—	—	754

Net income before minority interest	39,213	35,541	33,761
Minority interest	(7,507)	(7,976)	(8,100)

Net income	31,706	27,565	25,661
Preferred dividends	(8,000)	(8,000)	(7,244)

Net income available to common shareholders	$23,706	$19,565	$18,417

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. REAL ESTATE INVESTMENT PROPERTIES—REAL ESTATE TRUST:

The following table summarizes the cost basis of income-producing properties and land parcels together with their related debt.

(Dollars in thousands)	No.	Land	Buildings and Improvements	Total	Related Debt(1)
September 30, 2006
Income-producing properties
Hotels	17	$36,215	$323,590	$359,805	$285,132
Office and industrial	14	15,369	194,646	210,015	$200,010
Other	2	1,128	—	1,128	—

	33	$52,712	$518,236	$570,948	$485,142

Land Parcels	11	$44,582	$—	$44,582	$—

Construction in Progress	4	$3,972	$30,974	$34,946	$4,011

(1)	Amount includes $488.3 million of mortgage notes payable and approximately $815,000 of capital leases.

(Dollars in thousands)	No.	Land	Buildings and Improvements	Total	Related Debt
September 30, 2005:
Income-producing properties(2)
Hotels	15	$17,291	$228,853	$246,144	$137,214
Office and industrial	14	16,678	177,965	194,643	143,083
Other	2	1,128	—	1,128	—

	31	$35,097	$406,818	$441,915	$280,297	(3)

Land Parcels	12	$48,029	$—	$48,029	$—

(2)	Excludes real estate held for sale.

(3)	Amount includes $278.4 million of mortgage notes payable and $1.9 million of capital leases.

On March 24, 2006, the Real Estate Trust acquired a 145 room historic hotel located in Washington, D. C. for $100.0 million.

On February 23, 2006, the sale of one of the Real Estate Trust’s other real estate assets located in Metairie, LA was finalized and the Real Estate Trust received proceeds of approximately $4.0 million resulting in a gain of approximately $2.9 million in fiscal 2006.

In February 2006, the Real Estate Trust was notified that a 3.71 acre parcel of land had been condemned by the Virginia Department of Transportation. Proceeds of approximately $708,000 were placed in escrow and received by the Real Estate Trust on August 8, 2006. An initial gain of $416,000 was recorded in fiscal 2006.

On January 19, 2006, the sale of a hotel property, which was the second of two hotel properties placed on the market during fiscal year 2005, was finalized and the Real Estate Trust received proceeds from the sale of approximately $5.5 million resulting in a gain of $2.2 million in fiscal 2006. The Real Estate Trust financed an additional $500,000 through the issuance of a note by the purchaser.

On December 16, 2005, the sale of a hotel property, which was one of two hotel properties placed on the market during fiscal year 2005, was finalized and the Real Estate Trust received proceeds from the sale of approximately $7.9 million resulting in a gain of $1.3 million in fiscal 2006.

On November 1, 2005, the Real Estate Trust acquired a 137 room hotel property located in Fairfax County, Virginia for a purchase price of approximately $12.7 million, which included the assumption of a mortgage note of $5.8 million.

On September 13, 2005, the Real Estate Trust closed on a $6.2 million purchase of a land parcel from the Bank located in Loudoun County, VA. The purchase was funded from cash on hand, see Note 12.

On July 25, 2005, the Real Estate Trust closed on a $1.9 million purchase of a land parcel from the Bank located in Loudoun County, VA. The purchase was funded from available cash on hand, see Note 12.

On July 11, 2005, approximately 22 acres of the Real Estate Trust’s 159 acre land parcel in Overland Park, Kansas was acquired by the Kansas Department of Transportation through a condemnation proceeding. The Real Estate Trust was awarded approximately $1.2 million which resulted in a gain of $263,000 in fiscal 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During fiscal 2005, the Real Estate Trust placed two of its hotel properties on the market for sale, as these properties no longer meet its investment criteria. No adjustment to the carrying value of the properties was required. Sales of both properties closed in fiscal 2006.

On May 25, 2005, the Real Estate Trust acquired an approximately 12,000 square foot office building located in Montgomery County, Maryland for approximately $5.3 million, see Note 7.

On January 31, 2005, the Real Estate Trust sold one of its other real estate properties because the property no longer met the Real Estate Trust’s investment criteria. No adjustment to the carrying value of the property was required. The Real Estate Trust received proceeds from the sale of approximately $1.4 million, resulting in a gain of $900,000 in fiscal 2005.

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

In February 2004, the Commonwealth of Virginia acquired 7.93 acres of land owned by the Real Estate Trust for use in a highway project. The Commonwealth of Virginia paid $3.6 million which resulted in an initial gain of approximately $2.7 million in fiscal 2004.

7. REAL ESTATE ACQUIRED – OPERATING PROPERTIES – REAL ESTATE TRUST:

On March 24, 2006, the Real Estate Trust acquired a 145 room historic hotel located in Washington, D.C. for a purchase price of approximately $100.0 million. The Real Estate Trust accounted for the acquisition in accordance with SFAS No. 141, “Business Combinations.” The Real Estate Trust allocates the purchase price to various components, such as land, building, personal property and certain marketing related, customer related and franchise related intangibles, if applicable, as described in Note 2.Of the total cost $9.0 million has been allocated to intangible assets, included in Other Assets on the Consolidated Balance Sheets, $4.1 million has been allocated to personal property and the remainder allocated to land and building which are included in Hotel Real Estate at September 30, 2006. The results of operations of the acquired hotel are included in the consolidated statements of operations as of the acquisition date.

On November 1, 2005, the Real Estate Trust acquired a 137 room hotel property located in Fairfax County, Virginia for a purchase price of approximately $12.7 million, which included the assumption of a mortgage note of $5.8 million, see Note 10. The Real Estate Trust accounted for the acquisition in accordance with SFAS No. 141, “Business Combinations.” The Real Estate Trust allocates the purchase price to various components, such as land, building, personal property and intangibles related to any in-place leases and customer or franchise relationships, if applicable, as described in Note 2. A total of $317,000 of the total cost was allocated as personal property and is included in hotel real estate assets. The personal property assets are being amortized over their estimated remaining useful life, a weighted average term of 2.0 years. There were no above or below market lease intangibles or any value assigned to customer or franchise relationships. The results of operations of the acquired hotel are included in the consolidated statements of operations as of the acquisition date.

On May 25, 2005 the Real Estate Trust acquired an approximately 12,000 square foot office building located in Montgomery County, Maryland for approximately $5.3 million. The Real Estate Trust accounted for the acquisition in accordance with SFAS No. 141, “Business Combinations.” The Real Estate Trust allocates the purchase price to various components, such as land, building and intangibles related to in-place leases and customer relationships, if applicable, as described in Note 2. The $5.3 million total cost includes both the property’s purchase price and closing costs. A total of $150,000 of the total cost was allocated as lease intangible assets and included in other assets. The lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 2.6 years. The values of below market leases totaled $266,000 and are being amortized over a weighted average term of 2.1 years and included in other liabilities and accrued expenses. There were no above market lease intangibles.

As of September 30, 2006 and 2005 the gross carrying amount of the lease intangible assets included in lease acquisition costs was $150,000 in each period and accumulated amortization was $101,000 and $25,000, respectively. Total amortization of this asset was $76,000 and $25,000 for the years ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and 2005 the gross carrying amount of the below market lease intangibles included in other liabilities and accrued expenses was $266,000 in each period and accumulated amortization was $203,000 and $50,000, respectively. Total amortization of this liability was $153,000 and $50,000 for the years ended September 30, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the amortization of intangible (assets) liabilities related to in-places leases:

	(In thousands)
Fiscal Year	Lease acquisition costs	Below market leases	Total
2007	$(34)	$49	$15
2008	(12)	13	1
2009	(3)	1	(2)
Thereafter	—	—	—

Total	$(49)	$63	$14

8. REAL ESTATE SOLD/DISCONTINUED OPERATIONS – REAL ESTATE TRUST:

Land Parcels:

In February 2006, the Real Estate Trust was notified that a 3.71 acre parcel of land had been condemned by the Virginia Department of Transportation. Proceeds of approximately $708,000 were originally placed in escrow then received by the Real Estate Trust on August 8, 2006. An initial gain of $416,000 was recorded as Gain on Sales of Property.

On July 11, 2005, approximately 22 acres of the Real Estate Trust’s 159 acre land parcel in Overland Park, Kansas was acquired by the Kansas Department of Transportation through a condemnation proceeding. The Real Estate Trust was awarded approximately $1.2 million which resulted in a gain of $263,000 in fiscal 2005 which was recorded as Gain on Sales of Property.

In June 2004, the Real Estate Trust received a refund of approximately $117,000 for an expenditure relating to the September 2003 land sale. The original gain on the sale of this parcel was recorded in fiscal 2003. This refund has been recorded as an additional gain on sale of this land parcel in fiscal 2004 as Gains on Sales of Property.

In February 2004, the Commonwealth of Virginia acquired 7.93 acres of land owned by the Real Estate Trust for use in a highway project. The Commonwealth of Virginia has paid $3.6 million which has resulted in an initial gain of approximately $2.7 million recorded as Gains on Sales of Property in fiscal 2004.

Operating Properties:

During 2006, the Real Estate Trust determined that it would sell one of its other real estate properties located in Metairie, LA. The sale closed on February 23, 2006 and the Real Estate Trust recorded a gain of $2.9 million. The $2.9 million gain and the related operating income of $47,000 is included in Income (loss) from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations for the year ended September 30, 2006.

During fiscal 2005, the Real Estate Trust determined that it would sell two of its hotel properties which no longer met its investment criteria. Therefore, in fiscal 2005, the Real Estate Trust determined that the held for sale criteria in accordance with FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” had been met for both properties. Accordingly, the Real Estate Trust compared the carrying value of these assets to their estimated fair value, less cost to sell, to determine if the assets were impaired. The Real Estate Trust determined that no adjustments to the carrying amounts were required. The sales of the two properties closed on December 16, 2005 and January 19, 2006. Proceeds from the combined sales to the Real Estate Trust totaled approximately $13.4 million. The January 19, 2006 sale included an additional $500,000 issuance of a note by the purchaser. The note, which bears interest at 9.0%, is due on January 18, 2008. Interest accrues on the note beginning on July 12, 2006 through maturity. All principal and accrued interest are due at maturity. Included in Income (loss) from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations are the gains on the sales of the hotel assets totaling $3.4 million as well as combined operating losses from the two hotel properties of approximately $2.1 million for the year ended September 30, 2006. Included in the $2.1 operating loss are defeasance charges of $1.8 million as described in Note 10.

The two hotel assets held for sale are classified as Real Estate Held for Sale on the Consolidated Balance Sheets as of September 30, 2005. Mortgage notes secured by these properties are classified as Mortgage notes payable – real estate held for sale on the Consolidated Balance Sheets. The combined operating loss of $905,000 for the year ended September 30, 2005 for the two properties is included in Income (loss) from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations.

On January 31, 2005, the Real Estate Trust sold one its other real estate properties resulting in a gain of approximately $900,000, which is included in Income (loss) from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations. The Real Estate Trust received proceeds from the sale of approximately $1.4 million. The operating income, $11,000 for the year ended September 30, 2005,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

from this asset is also included in Income (loss) from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations.

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

9. DEBT—REAL ESTATE TRUST:

Mortgage notes payable:

Mortgage notes payable are secured by various income-producing properties, land parcels, and properties under construction. Almost all mortgage notes are payable in monthly installments, have maturity dates ranging to 2021 and accrue interest at annual rates from 5.3% to 9.1%. Certain mortgages contain a number of restrictions, including cross default provisions.

On June 16, 2006, the Real Estate Trust placed a $31.2 million mortgage note on an office property located in Atlanta, Georgia. The note, which is due on July 1, 2021, bears interest at 6.353% and requires monthly interest only payments for the initial three years. Beginning in year four, monthly principal and interest payments of $194,000 are required with a balloon payment of $25.6 million due at maturity. The proceeds from the financing were used to fund development projects and general corporate purposes.

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

Also on May 26, 2006 the Real Estate Trust closed on a $16.7 million construction loan to be used to finance the construction of the Dulles SpringHill Suites Hotel located in Loudoun County, Virginia. The loan, which is due on May 26, 2009, with two one-year extension options, currently bears interest at 175 basis points over a floating rate index. Interest only is payable through maturity. As of September 30, 2006 $4.0 million was drawn under this loan.

On May 23, 2006, the Real Estate Trust placed a $40.0 million mortgage note on a hotel property located in McLean, Virginia. The note, which is due on May 1, 2021, bears interest at 6.1% and requires monthly principal and interest payments of $260,000 with a balloon payment of $23.7 million due at maturity. The proceeds from the financing were used to repay the bridge loan, which financed the purchase of the 145 room historic hotel, and pay down the Real Estate Trust’s line of credit borrowings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

January 11, 2016, bears interest at 5.3% and requires interest only payments for the initial five years. Beginning in year six, monthly principal and interest payments of $422,000 are required with a balloon payment of $70.3 million due at maturity.

Notes payable – secured:

On February 25, 2004, the Real Estate Trust issued, in a private offering, $250.0 million aggregate principal amount of 7.50% Senior Secured Notes due 2014 (the “2004 Notes”). A substantial portion of the net proceeds of the offering were used to redeem $200.0 million of Senior Secured Notes issued in 1998 (the “1998 Notes), including accrued interest through March 31, 2004, and pay a redemption premium for early redemption of the notes of $6.5 million. These funds, totaling $216.25 million, which were escrowed at closing, were paid out on April 1, 2004. The Trust received approximately $28.1 million in proceeds from this offering after the redemption of the 1998 Notes, including accrued interest, the early redemption premium and after deducting costs associated with the offering. In addition, the Real Estate Trust wrote-off unamortized debt costs of $2.4 million, included in interest and amortization of debt expense on the Consolidated Statements of Operations, relating to the unamortized debt costs of the 1998 Notes. The 2004 Notes are nonrecourse obligations of the Real Estate Trust and are secured by a first priority perfected security interest in all of the common stock of the Bank held by the Real Estate Trust. The Real Estate Trust used the net proceeds to fund renovation and construction activities as well as for general corporate purposes.

Notes payable – unsecured:

Notes payable—unsecured includes notes which have been sold by the Real Estate Trust directly to investors at varying interest rates with maturities of one to ten years. These notes do not contain any provisions for conversion, sinking fund or amortization, but are subject to a provision permitting the Real Estate Trust to call them prior to maturity as long as the notes have been outstanding for over one year. On June 19, 2006 the Real Estate Trust terminated its public offering of these notes and subsequently withdrew the registration of the un-issued notes. Consistent with the terms of the notes, during the year ended September 30, 2006, the Real Estate Trust called $29.6 million of the outstanding notes for prepayment, of which $19.1 million were outstanding at September 30, 2006 and are scheduled to be prepaid during the first quarter of fiscal 2007. The remaining $2.3 million of uncalled unsecured notes will mature during the first quarter of fiscal 2007. As of the end of the first quarter of fiscal 2007 the Real Estate Trust anticipates that all of the unsecured notes outstanding as of September 30, 2006 will have been repaid. The weighted average interest rates were 7.6% and 8.1% at September 30, 2006 and 2005, respectively.

Credit facilities:

On January 31, 2005, the Real Estate Trust executed an extension and expansion of its $55.0 million secured revolving credit facility with an unrelated bank. The credit facility was increased to $60.0 million, the interest rate spread over the floating index was reduced by 25 basis points to 200 basis points over the floating rate index and the term of the credit facility was extended to January 31, 2008, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Limited Partnership and Saul Centers. At September 30, 2006 and 2005, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $60.0 million.

On June 30, 2005, the Real Estate Trust executed an extension and expansion of its $45.0 million secured revolving credit facility with an unrelated bank. The credit facility was increased to $60.0 million and the term of the credit facility was extended to June 30, 2008. The interest rate spread remained the same at 200 basis points over the floating rate index. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Limited Partnership and Saul Centers. At September 30, 2006, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $54.0 million. The Real Estate Trust was issued a $6.0 million letter of credit for the benefit of a mortgage lender as part of one of the mortgage financings completed during fiscal 2006. The letter of credit will be reduced quarterly based on the amount of capital expended at the subject property. The letter of credit reduces the availability under the revolving credit facility. At September 30, 2005, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $60.0 million.

At September 30, 2006 and 2005 the Real Estate Trust was in compliance with its debt covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The maturity schedule for the Real Estate Trust’s outstanding debt, including mortgage notes payable for real estate held for sale, at September 30, 2006 for the fiscal years commencing October 1, 2006 is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes	Notes Payable—Secured	Notes Payable—Unsecured (1)	Total
2007	$11,785	$—	$21,398	$33,183
2008	6,443	—	—	6,443
2009	20,532	—	—	20,532
2010	12,015	—	—	12,015
2011	22,620	—	—	22,620
Thereafter	414,944	250,000	—	664,944

Total	$488,339	$250,000	$21,398	$759,737

(1)	Included in fiscal 2007 are $19.1 million of notes called for early redemption.

Of the $488.3 million of mortgage notes outstanding at September 30, 2006, $482.5 million was non-recourse to the Real Estate Trust.

10. EXTINGUISHMENT OF LIABILITIES – REAL ESTATE TRUST:

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

In connection with the hotel asset acquired on November 1, 2005 (see Note 7) the Real Estate Trust, on December 21, 2005, defeased the loan that was assumed with the acquisition of the hotel property. The Real Estate Trust paid $6.6 million into an escrow fund with which United States government securities were purchased. The defeasance was funded by available cash and line of credit borrowings. The government securities became replacement collateral for the loan securing the hotel, and became the sole source of payment of the $5.8 million loan. As a result of the transaction the Real Estate Trust is no longer the primary obligor with respect to this loan. The escrow fund is maintained by Wells Fargo Bank, National Association, as Securities Intermediary and Custodian. The $5.8 million defeased loan was accounted for as if it were extinguished in December 2005. The Real Estate Trust incurred defeasance charges of approximately $900,000, including a prepayment premium of $829,000.

On December 9, 2004 the sale of a hotel property, which was placed on the market for sale during fiscal 2004, was finalized and the Real Estate Trust received proceeds from the sale of approximately $2.2 million. The proceeds from the sale, along with an additional $3.6 million from the Real Estate Trust, were paid into an escrow fund with which United States government securities were purchased. The government securities became replacement collateral for the loan securing the hotel, and became the sole source of payment for the $4.4 million loan (the “Defeased loan”). As a result of the transaction, the principal amount owed by the Real Estate Trust was reduced by $4.4 million, with corresponding reductions in the principal and interest payments to be made to maturity. The escrow fund is maintained by Wells Fargo Bank, National Association, as Securities Intermediary and Custodian, and the Real Estate Trust is no longer the primary obligor with respect to the Defeased loan and therefore the debt is considered extinguished. The Real Estate Trust incurred defeasance charges of approximately $1.6 million, including a $1.5 million prepayment premium.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(Continued)

11. INCOME FROM COMMERCIAL PROPERTIES—REAL ESTATE TRUST:

Income from commercial properties includes minimum rent arising from non-cancelable commercial leases. Minimum rent for fiscal years 2006, 2005 and 2004 amounted to $35.2, $34.9 and $33.9 million, respectively. Future minimum rentals as of September 30, 2006 under non-cancelable leases are as follows:

Fiscal Year	(In thousands)
2007	$31,998
2008	28,556
2009	23,843
2010	16,386
2011	10,650
Thereafter	34,330

Total	$145,763

12. TRANSACTIONS WITH RELATED PARTIES—REAL ESTATE TRUST:

TRANSACTIONS WITH B. F. SAUL COMPANY AND ITS SUBSIDIARIES

The Real Estate Trust has been managed by B. F. Saul Advisory Company, L.L.C., (the “Advisor”), a wholly-owned subsidiary of B. F. Saul Company (“Saul Co.”). All of the Real Estate Trust officers and four Trustees of the Trust are also officers and/or directors of Saul Co. The Advisor is paid a fixed monthly fee which is subject to annual review by the Trustees. The average monthly fee was $560,000 during fiscal 2006, $487,000 during fiscal 2005, and $472,000 during fiscal 2004. Effective October 1, 2005 the Advisors obligations under the advisory contract were assigned to Saul Co. In addition the agreement was extended until September 30, 2006. The agreement will continue thereafter unless canceled by either party at the end of any contract year.

Saul Co. and B.F. Saul Property Company (“Saul Property Co.”), a wholly-owned subsidiary of Saul Co., provide services to the Real Estate Trust through commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property agreements. Fees paid to Saul Co. and Saul Property Co. amounted to $13.0, $9.1 and $8.6 million in fiscal 2006, 2005 and 2004, respectively, related to these services.

The Real Estate Trust reimburses the Advisor and Saul Property Co. for costs and expenses incurred on behalf of the Real Estate Trust, in-house legal expenses, and for all travel expenses incurred in connection with the affairs of the Real Estate Trust.

The Real Estate Trust currently also pays the Advisor fees equal to 2% of the principal amount of the unsecured notes as they are issued to offset its costs of administering the program. In October 2005, in conjunction with the Real Estate Trust’s decision to discontinue the public sale of unsecured notes, the fee agreement was modified whereas the Advisor fee for any calendar month that the Real Estate Trust did not issue notes under the program was to be $7,500 for such month. These payments amounted to $111,000, $267,000 and $266,000 in fiscal 2006, 2005 and 2004, respectively. The public sale of these notes was discontinued in fiscal 2006.

A subsidiary of Saul Co. is a general insurance agency which receives commissions and countersignature fees in connection with the Real Estate Trust’s insurance program. Such commissions and fees amounted to approximately $311,000, $316,000 and $288,000 in fiscal 2006, 2005 and 2004, respectively.

Under an existing unsecured note receivable from Saul Co., which was modified and amended on October 1, 2005, not to exceed $30.0 million, the Real Estate Trust received net repayments of $2.8 million during fiscal 2006. During fiscal 2005 net additions totaled $5.4 million. At September 30, 2006 and September 30, 2005, the note balance totaled $10.3 million and $13.1 million, respectively. Interest is computed on the note at 200 basis points over a floating rate index. Interest earned on the note amounted to $959,000, $616,000 and $108,000 during fiscal 2006, 2005 and 2004, respectively. The note is due and payable on September 30, 2015.

TRANSACTIONS WITH CHEVY CHASE BANK AND ITS SUBSIDIARIES

On September 13, 2005 the Real Estate Trust closed on a $6.2 million purchase of a land parcel from the Bank located in Loudoun County, VA.

On July 25, 2005 the Real Estate Trust closed on a $1.9 million purchase of a land parcel from the Bank located in Loudoun County, VA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The purchase price for the two acquisitions was established using independent appraisals. The Bank realized gains totaling $2.3 million on the two sales. The gains are eliminated in consolidation and the Real Estate Trust has recorded these land parcels using the Bank’s carryover basis.

REMUNERATION OF TRUSTEES AND OFFICERS

For fiscal years 2006, 2005, and 2004, the Real Estate Trust paid the Trustees approximately $94,000, $104,000 and $109,000, respectively, for their services. No compensation was paid to the officers of the Real Estate Trust for acting as such; however, one Trustee was paid by the Bank for his services as Chairman of the Board and Chief Executive Officer of the Bank, and four others received payments for their services as directors of the Bank. Four of the Trustees and all of the officers of the Real Estate Trust receive compensation from Saul Co. as directors and/or officers.

SAUL HOLDINGS LIMITED PARTNERSHIP AND SAUL CENTERS, INC.

The Real Estate Trust accounts for these investments under the equity method. The Real Estate Trust’s share of earnings for fiscal 2006, 2005 and 2004 was $10.6, $8.8 and $8.4 million, respectively, see Note 5.

OTHER TRANSACTIONS

The Real Estate Trust leases space to the Bank and Saul Property Co. at several of its income-producing properties. Minimum rents and expense recoveries paid by these affiliates amounted to approximately $5.8, $5.4 and $5.2 million in fiscal 2006, 2005 and 2004, respectively.

13. INVESTMENT AND MORTGAGE-BACKED SECURITIES – THE BANK:

At September 30, 2006 and 2005, investment securities are comprised of U.S. Government and agency debt securities and are classified as held-to-maturity. At September 30, 2006 and 2005, all mortgage-backed securities are also classified as held-to-maturity. Gross unrealized holding gains and losses on the Bank’s U.S. Government and mortgage-backed securities are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
September 30, 2006
Investment securities:
Original maturity after one year, but within five years	$201,455	$—	$1,303	$200,152
Mortgage-backed securities:
FNMA	233,016	347	2,644	230,719
FHLMC	911,004	1,107	21,558	890,553
Private label, AAA-rated	145,698	—	—	145,698

Total	$1,491,173	$1,454	$25,505	$1,467,122

(In thousands)
September 30, 2005
Investment securities:
Original maturity after one year, but within five years	$200,902	$—	$2,133	$198,769
Mortgage-backed securities:
FNMA	283,709	583	2,805	281,487
FHLMC	544,695	1,831	9,653	536,873
Private label, AAA-rated	31,404	—	—	31,404

Total	$1,060,710	$2,414	$14,591	$1,048,533

There were no sales of investment securities or mortgage-backed securities during the years ended September 30, 2006, 2005 and 2004.

The table above shows that some of the securities in the held-to-maturity investment portfolio had unrealized losses, or were temporarily impaired, as of September 30, 2006 and 2005. This temporary impairment represents the amount of loss that would be realized if the securities were sold at the valuation date, and occurs as a result of changes in overall bond yields between the date the bond was acquired and the valuation date. The unrealized losses associated with the U.S. Government, agency debt and mortgage-backed securities are not considered to be other than temporary because they relate to changes in interest rates and do not affect the expected cash flows of the securities. Securities which were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

temporarily impaired at September 30, 2006 and 2005 are shown below, along with the length of the impairment period.

	September 30, 2006
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$—	$—	$99,339	$363	$99,339	$363
Agency debt securities	—	—	58,922	940	58,922	940
Mortgage-backed securities	476,714	10,191	550,954	14,011	1,027,668	24,202

Total temporarily impaired Securities	$476,714	$10,191	$709,215	$15,314	$1,185,929	$25,505

	September 30, 2005
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$68,945	$892	$69,902	$87	$138,847	$979
Agency debt securities	58,552	1,155	—	—	58,552	1,155
Mortgage-backed securities	687,284	12,247	8,396	210	695,680	12,457

Total temporarily impaired Securities	$814,781	$14,294	$78,298	$297	$893,079	$14,591

Contractual maturities of the Bank’s mortgage-backed securities at September 30, 2006 are as follows:

(In thousands)
Due within one year	$167,589
Due after one year, but within five years	83,016
Due after five years, but within ten years	111,088
Due after ten years	928,025

Total	$1,289,718

Accrued interest receivable on investment and mortgage-backed securities totaled $2.1 and $7.7 million at September 30, 2006, respectively, and $1.0 and $4.8 million at September 30, 2005, respectively, and is included in other assets in the Consolidated Statements of Financial Condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. LOANS RECEIVABLE – THE BANK:

Loans receivable is composed of the following:

	September 30,
(In thousands)	2006	2005
Single-family residential	$6,648,885	$5,843,205
Home equity	1,690,421	1,796,148
Other real estate	607,451	358,937
Commercial	987,850	1,035,972
Automobile	60,756	149,253
Other consumer	46,755	53,742

	10,042,118	9,237,257

Unearned discounts and net deferred loan origination costs	103,703	95,183
Allowance for losses on loans	(25,000)	(28,640)

	78,703	66,543

Total	$10,120,821	$9,303,800

The Bank serviced loans owned by others amounting to $13,671.4 and $13,480.4 million at September 30, 2006 and 2005, respectively.

Accrued interest receivable on loans totaled $51.9 and $41.3 million at September 30, 2006 and 2005, respectively, and is included in other assets in the Consolidated Statements of Financial Condition.

15. ALLOWANCE FOR LOSSES – THE BANK:

Activity in the allowance for losses on loans receivable is summarized as follows:

(In thousands)	Year Ended September 30,
	2006	2005	2004
Beginning Balance	$28,640	$37,750	$58,397
Credit for losses	(9,004)	(11,569)	(14,522)
Charge-offs	(6,549)	(14,522)	(26,558)
Recoveries	11,913	16,981	20,433

Ending Balance	$25,000	$28,640	$37,750

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. LOAN SERVICING RIGHTS – THE BANK:

Servicing assets are recorded when purchased and in conjunction with loan sales and securitization transactions when servicing rights are retained by the Bank. Activity in servicing assets is summarized as follows:

	Year ended September 30,
(In thousands)	2006	2005	2004
Beginning Balance	$201,156	$164,764	$121,594
Additions	89,527	99,551	97,415
Amortization	(83,428)	(62,916)	(44,898)
Sales	—	—	(5,228)
Charge-offs	—	(243)	(4,119)

Ending Balance	207,255	201,156	164,764
Valuation Allowance	(39,196)	(36,564)	(16,909)

Carrying Value	$168,059	$164,592	$147,855

Accumulated amortization was $356.3 and $272.8 million at September 30, 2006 and 2005, respectively. The aggregate fair value of servicing assets at September 30, 2006 and 2005 was $174.8 and $177.5 million, respectively.

Activity in the valuation allowance for servicing assets is summarized as follows:

(In thousands)	Year Ended September 30,
	2006	2005	2004
Balance at beginning of year	$36,564	$16,909	$25,326
Additions (reductions)	2,632	19,898	(1,962)
Charge-offs	—	(243)	(4,119)
Sales	—	—	(2,336)

Balance at end of year	$39,196	$36,564	$16,909

There were no sales of rights to service mortgage loans during fiscal years 2006 and 2005. During fiscal year 2004, the Bank sold $2.99 million of rights to service mortgage loans with principal balances of $214.9 million, which were originated by the Bank in connection with its mortgage banking activities, and recognized a gain of $105,000. Servicing fees are included in servicing, securitization and mortgage banking income in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2006 and 2005, key assumptions and the sensitivity of the current value of originated servicing assets to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

	September 30, 2006
(Dollars in thousands)	Single-Family Residential	Home Equity/ Home Improvement
Carrying value	$167,913	$55
Weighted average life (in years)	3.3	2.7
Prepayment speed assumption (annual rate): (1)
First twelve months	28.7%	36.5%
Next twelve months	22.0%	36.5%
Thereafter	18.1%	36.5%
Impact on fair value at 10% adverse change	$(9,950)	$(6)
Impact on fair value at 20% adverse change	$(18,203)	$(11)
Discount rate (annual)	9.6%	8.12%
Impact on fair value at 10% adverse change	$(4,190)	$(2)
Impact on fair value at 20% adverse change	$(7,497)	$(3)

	September 30, 2005
(Dollars in thousands)	Single-Family Residential	Home Equity/ Home Improvement
Carrying value	$159,178	$89
Weighted average life (in years)	3.1	2.9
Prepayment speed assumption (annual rate): (1)
First twelve months	30.9%	34.0%
Next twelve months	24.1%	34.0%
Thereafter	19.1%	34.0%
Impact on fair value at 10% adverse change	$(7,770)	$(6)
Impact on fair value at 20% adverse change	$(11,241)	$(11)
Discount rate (annual)	8.5%	8.1%
Impact on fair value at 10% adverse change	$(2,987)	$(2)
Impact on fair value at 20% adverse change	$(5,865)	$(3)

(1)	Represents Constant Prepayment Rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. LOAN SECURITIZATION TRANSACTIONS – THE BANK:

The Bank periodically sells various loan receivables through asset-backed securitizations, in which receivables are transferred to trusts, and certificates are sold to investors. The following chart summarizes the Bank’s securitization activities:

(In thousands)	As of or for the year ended September 30,
	2006	2005	2004
Single-Family Residential
Loans sold into new trusts during the year	$4,210,911	$5,320,133	$4,853,624
Outstanding trust certificate balance at year end	8,710,468	9,446,395	7,246,410
Gains recognized during the year	112,591	178,580	182,821
Automobile
Loans sold into new trusts during the year	$—	$—	$—
Outstanding trust certificate balance at year end	—	27,494	149,345
Gains recognized during the year	—	—	—
Home Equity
Loans sold into existing trusts during the year	$—	$—	$3,929
Outstanding trust certificate balance at year end	—	—	—
Gains recognized during the year	—	—	195

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

The following table summarizes certain cash flows received from securitization trusts:

(In thousands)	Year Ended September 30,
	2006	2005	2004
Proceeds from new securitizations	$4,135,697	$5,221,409	$4,774,686
Servicing fees received	33,108	31,576	20,290
Other cash flows received on retained interests	157,078	145,074	73,891

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Servicing, securitization and mortgage banking income includes the initial gains on current securitization and sale transactions and income from interest-only strips receivable recognized in connection with current and prior period securitization and sale transactions. Activity in interest-only assets is summarized as follows:

(In thousands)	Year Ended September 30,
	2006	2005	2004
Beginning balance	$348,227	$287,840	$139,782
Additions	208,133	275,405	233,177
Accretion	27,644	29,333	14,683
Cash received	(151,403)	(123,342)	(75,748)
Fair value adjustments	(88,284)	(121,009)	(24,054)

Ending balance/Carrying value	$344,317	$348,227	$287,840

At September 30, 2006 and 2005, key assumptions and the sensitivity of the current fair value of the retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

(Dollars in thousands)	September 30, 2006
Single-Family Residential
Carrying value (fair value) (1)	$364,817
Weighted average life (in years) (2)	2.4
Prepayment speed assumption (2)(3):
First twelve months	35.9%
Next twelve months	27.0%
Thereafter	21.3%
Impact on fair value at 10% adverse change	$(35,701)
Impact on fair value at 20% adverse change	$(66,796)
Residual cash flow discount rate (annual)	9.5%
Impact on fair value at 10% adverse change	$(7,804)
Impact on fair value at 20% adverse change	$(15,324)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands)	September 30, 2005
	Single-Family Residential	Automobile
Carrying value (fair value) (1)	$368,594	$3,048
Weighted average life (in years) (2)	2.6	0.2
Prepayment speed assumption (2) (3):
First twelve months	37.1%	1.5%
Next twelve months	28.7%	1.5%
Thereafter	21.8%	1.5%
Impact on fair value at 10% adverse change	$(33,396)	$(1)
Impact on fair value at 20% adverse change	$(62,407)	$(10)
Expected credit losses (annual rate)	—	4.7%
Impact on fair value at 10% adverse change	$—	$(29)
Impact on fair value at 20% adverse change	$—	$(57)
Discount rate (annual rate)	8.5%	8.0%
Impact on fair value at 10% adverse change	$(7,755)	$—
Impact on fair value at 20% adverse change	$(15,228)	$—

(1)	Fiscal year 2006 includes interest-only assets of $344.3 million and reserve accounts of $20.5 million. Fiscal year 2005 includes interest-only assets of $348.2 million and reserve accounts of $23.4 million.

(2)	Expected weighted average life and prepayment speed assumptions are based on life of securitization.

(3)	Represents Constant Prepayment Rate for single-family residential loans, and Absolute Pre-payment Speed or ABS for automobile loans. Certain loans may require the payment of a fee if the borrower prepays the loan during the period up to three years after origination. The Bank uses a lower prepayment assumption during these periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Key assumptions used in measuring retained interests at the date of single-family securitizations completed during fiscal year 2006 and 2005 are as follows:

	Year Ended September 30,
	2006	2005
Prepayment speed assumption (1) (average annual rate):
First twelve months	28.5%	21.1%
Next twelve months	27.9%	27.8%
Thereafter	25.5%	24.2%
Expected credit losses (annual rate)	—	—
Discount rate (annual rate)	8.9%	8.5%

(1)	Expected weighted average life and prepayment speed assumptions are based on life of securitization.

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

Principal balances, delinquent amounts and net credit losses for securitized loans were as follows:

(In thousands)	As of or for the year ended September 30, 2006
	Total Principal Amount of Loans	Principal Amount of Loans Past Due 90 Days or More or Non-Performing	Net Credit Losses (Recoveries)
Single-family residential	$8,511,739	$44,950	$137

(In thousands)	As of or for the year ended September 30, 2005
	Total Principal Amount of Loans	Principal Amount of Loans Past Due 90 Days or More or Non-Performing	Net Credit Losses (Recoveries)
Single-family residential	$8,989,069	$22,934	$(1)
Automobile	27,494	268	1,273

Total	$9,016,563	$23,202	$1,272

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. PROPERTY AND EQUIPMENT – THE BANK:

Property and equipment is composed of the following:

(In thousands)	Estimated Useful Lives	September 30,
		2006	2005
Land	—	$130,838	$101,700
Projects in progress	—	10,991	13,252
Buildings and improvements	10-65 years	309,555	290,187
Leasehold and tenant improvements	7-40 years	202,572	175,275
Furniture and equipment	5-10 years	274,221	266,590
Automobiles	3-5 years	6,222	5,331

		934,399	852,335
Less:
Accumulated depreciation and amortization		332,807	317,964

Total		$601,592	$534,371

Depreciation and amortization expense related to property and equipment amounted to $45.7, $42.5 and $39.3 million for the years ended September 30, 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. AUTOMOBILES SUBJECT TO LEASE – THE BANK:

Automobiles subject to lease is composed of the following:

(Dollars in thousands)	Estimated Useful Lives	September 30,
		2006	2005
Automobiles	3-5 years	$110,703	$327,432
Less:
Accumulated depreciation		55,255	142,396

Total		$55,448	$185,036

Depreciation expense related to automobile leases amounted to $23.3, $60.7 and $120.9 million for the years ended September 30, 2006, 2005, and 2004, respectively. Automobile rental income amounted to $35.2, $82.0 and $157.0 million for the years ended September 30, 2006, 2005 and 2004, respectively.

The following is a schedule by years of future minimum automobile rental income at September 30, 2006:

(In thousands)

Year Ending September 30,
2007	$8,961
2008	1,008

Total	$9,969

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20. LEASES – THE BANK:

The Bank has noncancelable, long-term leases for office premises and retail space which have a variety of terms expiring from fiscal year 2007 to fiscal year 2033 and ground leases which have terms expiring from fiscal year 2029 to fiscal year 2081. These leases are accounted for as operating leases. Some of the leases are subject to rent adjustments in the future based upon changes in the Consumer Price Index and some also contain renewal options.

The following is a schedule by years of future minimum lease payments required at September 30, 2006:

(In thousands)

Year Ending September 30,
2007	$33,800
2008	28,811
2009	26,482
2010	21,388
2011	20,573
Thereafter	208,099

Total	$339,153

Rent expense totaled $33.4, $27.4 and $24.0 million for the years ended September 30, 2006, 2005 and 2004, respectively. For operating leases with fixed escalation amounts, rent expense is recognized on a straight-line basis over the term of the lease.

21. DEPOSIT ACCOUNTS – THE BANK:

The Bank’s deposits are insured by the FDIC up to at least $100,000 for each insured depositor. An analysis of deposit accounts and the related weighted average effective interest rates at year end are as follows:

(Dollars in thousands)	September 30,
	2006		2005
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest bearing checking accounts	$1,316,980	—	$1,346,455	—
Interest bearing checking accounts	2,313,152	0.28%	2,438,147	0.22%
Money market deposit accounts	2,403,060	2.69%	2,521,949	1.83%
Savings accounts	953,663	0.47%	1,153,152	0.28%
Certificate accounts, less than $100	2,088,368	4.37%	1,520,829	3.20%
Certificate accounts, $100 or more	1,370,541	4.71%	801,236	3.38%

Total	$10,445,764	2.21%	$9,781,768	1.33%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest expense on deposit accounts is composed of the following:

(In thousands)	Year Ended September 30,
	2006	2005	2004
Checking accounts	$6,021	$5,012	$4,320
Money market deposit accounts	55,035	34,765	17,159
Savings accounts	4,450	3,435	3,326
Certificate accounts	114,057	52,419	33,446

Total	$179,563	$95,631	$58,251

Outstanding certificate accounts at September 30, 2006 mature in the years indicated as follows:

(In thousands)

Year Ending September 30,
2007	$3,209,438
2008	145,378
2009	66,692
2010	28,254
2011	9,147

Total	$3,458,909

At September 30, 2006, certificate accounts of $100,000 or more have contractual maturities as indicated below:

(In thousands)

Three months or less	$640,897
Over three months through six months	390,643
Over six months through 12 months	270,121
Over 12 months	68,880

Total	$1,370,541

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER SHORT-TERM BORROWINGS – THE BANK:

Short-term borrowings are summarized as follows:

(Dollars in thousands)	September 30,
	2006	2005	2004
Securities sold under repurchase agreements:
Balance at year end	$458,307	$191,034	$21,878
Average amount outstanding during the year	232,824	119,791	23,994
Maximum amount outstanding at any month end	458,307	191,109	87,871
Amount maturing within 30 days	458,307	191,034	18,878
Weighted average interest rate during the year	4.32%	2.61%	0.87%
Weighted average interest rate on year end balances	5.18%	3.59%	0.98%
Other short-term borrowings:
Balance at year end	$364,332	$307,880	$184,701
Average amount outstanding during the year	335,874	221,691	178,748
Maximum amount outstanding at any month end	377,418	307,880	227,365
Amount maturing within 30 days	364,332	307,880	184,701
Weighted average interest rate during the year	4.00%	1.79%	0.34%
Weighted average interest rate on year end balances	4.41%	2.88%	0.52%

The investment and mortgage-backed securities underlying the dealer repurchase agreements were delivered to the dealers who arranged the transactions. The dealers may have loaned such securities to other parties in the normal course of their operations and agreed to resell to the Bank the identical securities upon the maturities of the agreements.

At September 30, 2006, the Bank had pledged mortgage-backed securities and investment securities with a combined book value of $502.6 and $381.8 million to secure securities sold under repurchase agreements and certain other short-term borrowings, respectively. Also at September 30, 2006, the Bank had pledged, but did not borrow against, other loans with a total principal balance of $1,080.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23. FEDERAL HOME LOAN BANK ADVANCES – THE BANK:

At September 30, 2006 and 2005, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $1,343.3 and $2,468.7 million, respectively. The interest rate on each FHLB advance is fixed for the term of the advance and the weighted average interest rate for all advances was 4.50% at September 30, 2006. The advances mature over varying periods as follows:

(In thousands)
Six months or less	$767,180
More than six months through one year	145,476
More than one year through three years	364,875
More than three years through five years	14,011
More than five years	51,770

Total	$1,343,312

Under a Specific Collateral Agreement with the FHLB, advances are secured by the FHLB stock owned by the Bank and qualifying first mortgage loans and certain second mortgage loans and/or lines with a total principal balance of $6,073.9 million. The FHLB requires that members maintain qualifying collateral at least equal to 100% of the member’s outstanding advances at all times. The collateral held by the FHLB in excess of the amount of the September 30, 2006 advances is available to secure additional advances from the FHLB, subject to its collateralization guidelines.

24. CAPITAL NOTES - SUBORDINATED – THE BANK:

On December 2, 2003, the Bank issued $175.0 million aggregate principal amount of 6-7/8% subordinated debentures due 2013 (the “2003 Debentures”), which are subordinated to the interest of deposit account holders and other senior debt. The Bank may redeem some or all of the 2003 Debentures at any time on and after December 1, 2008 at the following redemption prices plus accrued and unpaid interest:

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

Deferred debt issuance costs, net of accumulated amortization, amounted to $2.9 and $3.2 million at September 30, 2006 and 2005, respectively, and are included in other assets in the Consolidated Statements of Financial Condition.

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

Corporate contributions, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $11.1, $10.2 and $9.2 million for the years ended September 30, 2006, 2005 and 2004, respectively. There are no past service costs associated with the Plan and the Bank has no liability under the Plan other than its current contributions. The Plan owns 4.0% of the Bank’s common stock.

The Bank provides a supplemental defined contribution profit sharing retirement plan (the “SERP”), which covers certain highly-compensated full-time employees who meet the requirements as specified in the SERP. The SERP, which can be modified or discontinued at any time, requires participating employees to contribute 2.0% of their compensation in excess of a specified amount. Corporate contributions, equal to three times the employee’s contribution, were $1.4, $1.5 and $1.2 million for the years ended September 30, 2006, 2005 and 2004, respectively.

There are no past service costs associated with the SERP. The Bank’s liability under the SERP, which includes contributions from employees and is not funded, was $19.2 and $16.3 million at September 30, 2006 and 2005, respectively, and is included in other liabilities on the Consolidated Statements of Financial Condition.

The Bank has granted awards under a deferred compensation plan to certain qualified employees. The deferred compensation plan provides that, as of the end of each fiscal year in the ten-year period prior to vesting, the Bank will add to or deduct from the account of each employee who has received an award, a contribution or deduction, which represents hypothetical interest (which may be positive or negative) earned on the principal contribution, based on the Bank’s rate of return on average assets as defined in the deferred compensation plan for the fiscal year then ended. The deferred compensation plan is unfunded. At September 30, 2006, the Bank had recorded a liability totaling $31.0 million reflecting the Bank’s obligations under the plan, which is included in other liabilities on the Consolidated Statements of Financial Condition. The Bank’s expense under the deferred compensation plan totaled $6.7, $7.2 and $7.5 million during the years ended September 30, 2006, 2005 and 2004, respectively.

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

Certain executive officers have also entered into “Special Retirement Compensation Agreements” under which the executive could receive an amount up to three times his base compensation if he retires from the Bank after reaching age 63. These agreements are unfunded. As of September 30, 2006, the Bank had recorded a liability totaling $3.3 million, which is included in other liabilities on the Consolidated Statements of Financial Condition. The Bank’s expense under the special retirement agreements totaled $617,000, $527,000 and $696,000 during the years ended September 30, 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

27. REGULATORY MATTERS – THE BANK:

The Bank’s regulatory capital requirements at September 30, 2006 and 2005 were a 1.5% tangible capital requirement, a 4.0% core capital requirement and an 8.0% total risk-based capital requirement. Under the OTS “prompt corrective action” regulations, the Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of 4.0%, 4.0% and 8.0%, respectively, to meet the ratios established for “adequately capitalized” institutions. At September 30, 2006 and 2005, the Bank was in compliance with its regulatory capital requirements and exceeded the capital standards established for “well capitalized” institutions under the “prompt corrective action” regulations. The information below is based upon the Bank’s understanding of the applicable regulations and related interpretations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2006
(Dollars in thousands)	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$790,235
Minority interest in REIT Subsidiary (1)	144,000

Adjusted capital	934,235
Adjustments for tangible and core capital:
Intangible assets	(58,307)
Non-includable subsidiaries	(3,097)
Non-qualifying purchased / originated loan servicing	(5,582)

Total tangible capital	867,249	6.15%	$211,396	1.50%	$655,853	4.65%

Total core capital (2)	867,249	6.15%	$563,722	4.00%	$303,527	2.15%

Tier 1 risk-based capital (2)	867,249	9.12%	$380,911	4.00%	$486,338	5.12%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	25,000

Total supplementary capital	200,000

Total available capital	1,067,249
Equity investments (3)	(2,094)

Total risk-based capital (2)	$1,065,155	11.21%	$761,821	8.00%	$303,334	3.21%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.

(2)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

(3)	Includes one property classified as real estate held for sale which is treated as an equity investment for regulatory capital purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2005
(Dollars in thousands)	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$762,056
Minority interest in REIT Subsidiary (1)	144,000

Adjusted capital	906,056
Adjustments for tangible and core capital:
Intangible assets	(49,260)
Non-includable subsidiaries	(12,522)
Non-qualifying purchased / originated loan servicing	(3,416)

Total tangible capital	840,858	5.92%	$212,982	1.50%	$627,876	4.42%

Total core capital (2)	840,858	5.92%	$567,953	4.00%	$272,905	1.92%

Tier 1 risk-based capital (2)	840,858	8.82%	$381,941	4.00%	$458,917	4.82%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	28,640

Total supplementary capital	203,640

Total available capital	1,044,498
Equity investments (3)	(2,657)

Total risk-based capital (2)	$1,041,841	10.95%	$763,882	8.00%	$277,959	2.95%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.

(2)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

(3)	Includes one property classified as real estate held for sale which is treated as an equity investment for regulatory capital purposes.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property (through bulk sales or otherwise) prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In July 2006, the Bank received from the OTS an extension of the holding periods for certain of its REO properties through July 31, 2007.

The following table sets forth the Bank’s REO at September 30, 2006, by the fiscal year in which the property was acquired through foreclosure.

(In thousands)

Fiscal Year
1990	$2,094	(1)
1991	10,263	(2)
1995	16,413	(2)
2006	3,540

Total REO	$32,310

(1)	The Bank treats this property as an equity investment for regulatory capital purposes.

(2)	The Bank received an extension of the holding periods for these properties through July 31, 2007.

OTS policies generally require that the Bank occupy at least 25% of an office building in order for it to be considered a permissible investment in office premises and for the Bank to avoid having to deduct its investment in the building from total capital. OTS also provides a five-year grace period after a building is no longer sufficiently occupied by the Bank before it must either be sold or treated as an equity investment and deducted from total capital. The Bank is seeking permission from the OTS to continue to treat as permissible office premises an office building it owns substantially all of which was occupied by the Bank until completion of the Bank’s new headquarters’ building in December 2001. If the Bank is unsuccessful in those efforts, and the Bank continues to own the building, the book value of the building, which was $26.9 million at September 30, 2006, would have to be deducted from the Bank’s total capital beginning as soon as December 31, 2006.

28. TRANSACTIONS WITH RELATED PARTIES – THE BANK:

Loans Receivable:

From time to time, in the normal course of business, the Bank may make loans to executive officers and directors, their immediate family members or companies with which they are affiliated. These loans are on substantially the same terms as similar loans with unrelated parties. An analysis of activity with respect to these loans is as follows:

(In thousands)	Year Ended September 30,
	2006	2005	2004
Beginning balance	$14,320	$17,604	$16,411
Additions	3,826	5,335	2,847
Reductions	(6,705)	(8,619)	(1,654)

Ending balance	$11,441	$14,320	$17,604

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Services:

B.F. Saul Company, which is a shareholder of the Trust, and its subsidiaries provide certain services to the Bank. These services include property management, insurance brokerage and leasing. Fees for these services were $1.6, $1.4 and $2.4 million for the years ended September 30, 2006, 2005 and 2004, respectively.

For each of the years ended September 30, 2006, 2005 and 2004, a director of the Bank was paid $100,000 for consulting services rendered to the Bank and $5,000 for service on the Boards of Directors for two of the Bank’s subsidiaries. Another director of the Bank was paid $100,000 for services as Chairman of the Bank’s Audit Committee. A third director of the Bank was paid total fees of $100,000 for consulting services rendered to two subsidiaries of the Bank and $5,000 for services as Chairman of the Board of Directors of those subsidiaries.

Tax Sharing Agreement:

The Bank and the other companies in the Trust’s affiliated group are parties to a tax sharing agreement (the “Tax Sharing Agreement”). The Tax Sharing Agreement provides for payments to be made by members of the Trust’s affiliated group to the Trust based on their separate company tax liabilities. The Tax Sharing Agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce the overall tax liability of the Trust’s affiliated group, such member will be reimbursed by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. The Bank made net payments of $2.0, $2.1 and $8.8 million to the Trust during fiscal 2006, 2005 and 2004, respectively, under the Tax Sharing Agreement. At September 30, 2006 and 2005, the estimated net tax sharing payment payable to the Real Estate Trust was $4.7 million and $1.8 million, respectively.

Other:

During the year ended September 30, 2005, two subsidiaries of the Bank each sold a property to the Trust. A gain of $1.4 million, net of taxes, was recorded as a capital contribution because these transfers were between entities under common control.

The Bank paid $10.0, $8.9 and $9.0 million for office space leased from or managed by companies affiliated with the Bank or its directors during the years ended September 30, 2006, 2005 and 2004, respectively.

The Trust, the B.F. Saul Company, Chevy Chase Lake Corporation and Van Ness Square Corporation, affiliates of the Bank, from time to time maintain interest-bearing deposit accounts with the Bank. Those accounts had aggregate balances of $91.0 and $49.0 million at September 30, 2006 and 2005, respectively. The Bank paid interest on the accounts amounting to $1.9 million, $952,000 and $436,000 during fiscal years ended 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

29. FINANCIAL INSTRUMENTS – THE BANK:

The Bank, in the normal course of business, is a party to financial instruments with off-balance-sheet risk and other derivative financial instruments to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit at both fixed and variable rates, letters of credit, interest-rate swap and cap agreements, forward purchase and sale commitments and assets sold with limited recourse. All such financial instruments are held or issued for purposes other than trading.

These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the Consolidated Statements of Financial Condition.

The contractual or notional amount of these instruments reflects the extent of involvement the Bank has in particular classes of financial instruments. For interest-rate swap and cap agreements, assets sold with limited recourse and forward purchase and sale commitments, the contractual or notional amounts do not represent exposure to credit loss in the event of nonperformance by the other party. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to Extend Credit:

The Bank had $3,479.7 million of commitments to extend credit at September 30, 2006. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are subject to the Bank’s normal underwriting and credit evaluation policies and procedures.

Standby Letters of Credit:

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At September 30, 2006, the Bank had issued standby letters of credit in the amount of $125.9 million to guarantee the performance of and irrevocably assure payment by customers under construction projects. In accordance with FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Bank recorded a liability for the fair value of its guarantee equal to $375,000.

Of the total, $61.0 million will expire in fiscal 2007 and the remainder will expire over time through fiscal 2012. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments to customers.

Recourse Arrangements:

The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of receivables. As a result of these securitization and sale activities, the Bank maintained restricted cash accounts amounting to $20.5 and $23.4 million at September 30, 2006 and 2005, respectively, which are included in other assets in the Consolidated Statements of Financial Condition. Of these amounts, $2.5 and $4.7 million represented recourse to the Bank at September 30, 2006 and 2005, respectively.

The Bank is also obligated under recourse provisions related to the servicing of certain of its residential mortgage loans. Recourse to the Bank under these agreements was $2.9 and $3.9 million at September 30, 2006 and 2005, respectively.

Derivative Financial Instruments:

In accordance with SFAS 133, the Bank assigns derivatives to one of these categories at the purchase date: fair value hedge, cash flow hedge or non-designated hedge. SFAS 133 requires an assessment of the expected and ongoing effectiveness of any derivative assigned to a fair value hedge or cash flow hedge relationship.

Fair Value Hedges— For derivatives designated as fair value hedges, the derivative instrument and related hedged item are marked to market through earnings. Derivatives are included in other assets in the Consolidated Statements of Financial Condition.

During fiscal 2004, the Bank discontinued hedging the change in fair value of its mortgage servicing rights.

At September 30, 2006, the Bank had $75.0 million notional amount of forward sale commitments, which were designated as fair value hedges of loans held for sale. The net unrealized loss in value of these commitments was $462,000 at September 30, 2006. The net unrealized gain in the value of the related hedged item was $628,000. The net unrealized gains and losses are included in other income in the Consolidated Statement of Operations.

Derivative Financial Instruments (Continued):

At September 30, 2005, the Bank had $127.5 million notional amount of forward sale commitments, which were designated as fair value hedges of loans held for sale. The net unrealized gain in value of these commitments was $468,000 at September 30, 2005. The net unrealized loss in the value of the related hedged item was $528,000. The net unrealized gains and losses are included in other income in the Consolidated Statement of Operations. There was no ineffectiveness during the year ended September 30, 2005.

Cash Flow Hedges — For derivatives designated as cash flow hedges, mark to market adjustments are recorded as a component of equity. At September 30, 2006 and 2005, the Bank did not have any derivatives designated as cash flow hedges.

Non-Designated Hedges — Certain economic hedges are not designated as cash flow hedges or as fair value hedges for accounting purposes. As a result, changes in their fair value are recorded in other income in the Consolidated Statements of Operations. The fair value of these derivatives is included in other assets in the Consolidated Statements of Financial Condition and are discussed below.

At September 30, 2006, the Bank had $73.0 million in forward sale commitments. The net unrealized loss in the value of these commitments was $236,000 at September 30, 2006. In addition, at September 30, 2006, the Bank had interest rate locks (“IRLs”) with a notional amount of $89.1 million. The net unrealized gain in the value of the IRLs was $175,000.

At September 30, 2005, the Bank had $110.8 million in forward sale commitments. The net unrealized gain in the value of these commitments was $403,000 at September 30, 2005. In addition, at September 30, 2005, the Bank had interest rate locks (“IRLs”) with a notional amount of $145.5 million. The net unrealized loss in the value of the IRLs was $393,000.

At September 30, 2006 and 2005, the Bank’s exposure for interest-rate swap and cap agreements was equal to their carrying amount of $9.0 and $14.6 million, respectively.

Liquidity Facility:

In connection with the securitization and sale of certain payment option residential mortgage loans, the Bank is obligated to fund a portion of any “negative amortization” resulting from the borrowers electing their option to make monthly payments that are not sufficient to cover the interest accrued for the payment period. For each dollar of negative amortization funded by the Bank, the balances of certain highly-rated mortgage-backed securities received by the Bank as part of the securitization transaction increase accordingly. When the borrowers ultimately make the principal payments, the Bank receives its pro rata portion of those payments in cash, and the balances of those securities held by the Bank are reduced accordingly. During the year ended September 30, 2006, the Bank funded $164.3 million of negative amortization under these obligations, and received $52.0 million in principal payments representing previously funded negative amortization.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair values of the Bank’s financial instruments are as follows:

	September 30,
(In thousands)	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks and interest-bearing deposits	$410,188	$410,188	$507,499	$507,499
Loans held for securitization and/or sale	467,574	476,801	1,718,132	1,804,230
U.S. Government securities	201,455	200,152	200,902	198,769
Mortgage-backed securities	1,289,718	1,266,970	859,808	849,764
Loans receivable, net	10,120,821	10,063,355	9,303,800	9,312,435
Interest-only strips receivable	344,317	344,317	348,227	348,227
Servicing assets, net	168,059	174,781	164,592	177,492
Other financial assets	144,479	144,479	182,803	182,803
Financial liabilities:
Deposit accounts with no stated maturities	6,986,855	6,986,855	7,459,703	7,459,703
Deposit accounts with stated maturities	3,458,909	3,469,791	2,322,065	2,328,642
Securities sold under repurchase agreements and other short-term borrowings and Federal Home Loan Bank advances	2,165,951	2,166,114	2,967,654	2,969,599
Capital notes-subordinated	172,072(1)	172,947	171,770(1)	176,583
Other financial liabilities	247,879	247,879	262,731	262,731

(1)	Net of deferred debt issuance costs which are included in other assets in the Consolidated Statements of Financial Condition.

The following methods and assumptions were used to estimate the fair value amounts at September 30, 2006 and 2005:

Cash, due from banks and, interest-bearing deposits,: Carrying amount approximates fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Interest-only strips receivable: Interest-only strips receivable are carried at fair value.

Servicing assets, net: Fair value of servicing assets is estimated using discounted cash flow analyses based on contractual repayment schedules and management’s estimate of future prepayment rates.

Other financial assets: The carrying amount of Federal Home Loan Bank stock, accrued interest receivable, interest-bearing deposits maintained pursuant to various asset securitizations and other short-term receivables approximate fair value. Derivative financial instruments are carried at fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Selected segment information is as follows:

(In thousands)	Retail Banking	Commercial Banking	Non-banking	Total
Year ended September 30, 2006
Core Operating income	$731,625	$53,483	$33,342	$818,450
Core Operating expense	612,957	27,783	33,531	674,271

Core earnings (loss)	118,668	25,700	(189)	144,179
Non-core items	(4,000)	(437)	(939)	(5,376)

Operating income (loss)	$114,668	$25,263	(1,128)	$138,803

Average assets	$13,101,110	$1,389,027	$53,073	$14,543,210

Year ended September 30, 2005
Core Operating income	$736,977	$44,836	$18,827	$800,640
Core Operating expense	589,953	25,809	24,739	640,501

Core earnings (loss)	147,024	19,027	(5,912)	160,139
Non-core items	28,711	877	(32)	29,556

Operating income (loss)	$175,735	$19,904	$(5,944)	$189,695

Average assets	$12,723,216	$1,262,957	$37,783	$14,023,965

Year ended September 30, 2004
Core Operating income	$762,495	$36,738	$14,847	$814,080
Core Operating expense	557,697	23,375	20,606	601,678

Core earnings (loss)	204,798	13,363	(5,759)	212,402
Non-core items	11,680	7,133	—	18,813

Operating income (loss)	$216,478	$20,496	$(5,759)	$231,215

Average assets	$11,625,320	$1,159,089	$36,021	$12,820,431

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

At September 30, 2006, goodwill of $18.3 million related to the retail banking segment and $37.3 million related to two reporting units within the asset management segment and is included in the non-banking segment.

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

During the fiscal year ended September 30, 2006, the Bank settled for $16.1 million a seven year old class action lawsuit related to its prior credit card business which the Bank sold in 1998. The settlement completely resolves the case and the settlement amount includes plaintiffs’ counsels’ legal fees, the administrative costs of the claims and notification process as well as payment of alleged damages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

33. QUARTERLY FINANCIAL DATA – THE BANK (Unaudited):

The quarterly financial data of the Bank herein has been derived from the unaudited quarterly financial statements of the Company. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included elsewhere herein. The quarterly data contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Chevy Chase Bank, F.S.B.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

	For the quarter ended
(In thousands)	December 2005	March 2006	June 2006	September 2006
OPERATING DATA:
Interest income	$169,396	$184,952	$187,766	$192,889
Interest expense	69,221	78,029	82,133	88,788

Net interest income	100,175	106,923	105,633	104,101
Credit for loan losses	(557)	(1,222)	(5,837)	(1,388)

Net interest income after credit for loan losses	100,732	108,145	111,470	105,489

Other income
Deposit servicing fees	35,519	33,610	37,308	38,111
Servicing, securitization and mortgage banking income	51,672	9,527	57,217	40,365
Automobile rental income, net	12,526	10,051	7,410	5,209
Other	12,841	16,709	13,301	13,543

Total other income	112,558	69,897	115,236	97,228

Operating expenses
Salaries and employee benefits	71,888	79,746	79,408	78,323
Servicing assets amortization and other loan expenses	22,178	25,576	25,380	30,562
Property and equipment	13,258	13,551	14,293	14,730
Marketing	5,677	4,037	7,778	4,669
Data processing	9,997	9,672	9,486	9,558
Depreciation and amortization	19,895	18,539	15,935	15,096
Other	14,813	18,951	32,347	16,609

Total operating expenses	157,706	170,072	184,627	169,547

Total Banking Operating Income	$55,584	$7,970	$42,079	$33,170

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the quarter ended
(In thousands)	December 2004	March 2005	June 2005	September 2005
OPERATING DATA:
Interest income	$126,007	$134,702	$148,709	$163,345
Interest expense	42,217	45,294	54,472	65,210

Net interest income	83,790	89,408	94,237	98,135
Credit for loan losses	(383)	(4,093)	(4,236)	(2,857)

Net interest income after credit for loan losses	84,173	93,501	98,473	100,992

Other income
Deposit servicing fees	34,091	31,788	34,529	35,871
Servicing, securitization and mortgage banking income	65,028	58,791	23,396	24,627
Automobile rental income, net	25,249	22,309	19,083	15,322
Other	9,275	12,484	16,493	14,264

Total other income	133,643	125,372	93,501	90,084

Operating expenses
Salaries and employee benefits	63,995	65,432	66,625	70,549
Servicing assets amortization and other loan expenses	15,490	14,742	35,919	30,481
Property and equipment	10,715	11,450	11,390	13,060
Marketing	3,285	3,994	6,176	5,793
Data processing	8,268	8,938	8,583	8,875
Depreciation and amortization	30,098	27,814	24,006	21,401
Other	16,150	15,704	15,477	15,634

Total operating expenses	148,001	148,074	168,176	165,793

Total Banking Operating Income	$69,815	$70,799	$23,798	$25,283

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

34. MINORITY INTEREST—THE TRUST:

At September 30, 2006 and 2005, minority interest held by affiliates of $130.5 and $124.9 million represent the 20% minority interest in the Bank’s common shares.

Minority interest — other consists of the following:

	September 30,
(In thousands)	2006	2005
Preferred Stock of Chevy Chase’s REIT subsidiary	$144,000	$144,000
Chevy Chase’s Preferred Stock (See Note 25)	120,622	120,622
Chevy Chase’s ground lease (See below)	31,391	31,391

Total minority interest—other	$296,013	$296,013

At September 30, 2006, the Bank is the primary beneficiary of one variable interest entity which holds the ground lease under the Bank’s executive offices. In April 1998, the Bank entered into a ground lease agreement with a single purpose LLC. The LLC’s only significant asset is the land on which the Bank’s executive office building was constructed. Lease payments made to the LLC are presented as minority interest in the Consolidated Statements of Operations beginning July 1, 2003. The following is a schedule by years of the future lease payments under the agreement as of September 30, 2006:

Year Ending September 30,	(In thousands)
2007	$3,650
2008	3,723
2009	3,798
2010	3,874
2011	3,951
Thereafter	266,357

Total	$285,353

The lease, which expires in year 2062, is subject to fixed rent adjustments. At the end of the lease term, the Bank has the option to purchase the land for $84.1 million from the LLC. The lease also allows the owners of the LLC to put their equity interests in the LLC to the Bank, subject to certain limitations.

The Bank consolidated the assets and liabilities of the LLC. As a result, property and equipment and minority interest on the Consolidated Balance Sheets each include $31.4 million at September 30, 2006 and 2005 related to the Bank’s involvement with the LLC.

Minority interest also includes the net cash proceeds received by a subsidiary of the Bank (the “REIT Subsidiary”) from the sale of $150.0 million of its Noncumulative Exchangeable Preferred Stock, Series A, par value $5 per share (the “REIT Preferred Stock”). Cash dividends on the REIT Preferred Stock are payable quarterly in arrears at an annual rate of 10- 3/8%. The liquidation value of each share of REIT Preferred Stock is $50 plus accrued and unpaid dividends. Except under certain limited circumstances, the holders of the REIT Preferred Stockholders have no voting rights. The REIT Preferred Stock is automatically exchangeable for a new series of Preferred Stock of the Bank upon the occurrence of certain events.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Preferred Stockholders have no voting rights. The REIT Preferred Stock is automatically exchangeable for a new series of Preferred Stock of the Bank upon the occurrence of certain events.

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

35. INCOME TAXES—THE TRUST:

The Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978.

The provisions for income taxes for the years ended September 30, 2006, 2005 and 2004, consist of the following:

	Year Ended September 30,
(In thousands)	2006	2005	2004
Current provision (benefit):
Federal	$43,224	$88,146	$114,214
State	2,869	5,513	6,389

	46,093	93,659	120,603

Deferred provision (benefit):
Federal	(5,277)	(37,567)	(55,982)
State	482	2,513	5,258

	(4,795)	(35,054)	(50,724)

Total	$41,298	$58,605	$69,879

Tax effect of other equity transactions	$1,210	$1,309	$1,120

The Trust’s effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

	Year Ended September 30,
(In thousands)	2006	2005	2004
Computed tax at statutory Federal income tax rate	$49,325	$63,276	$72,396
Increase (reduction) in taxes resulting from:
Minority interest	(6,675)	(6,675)	(6,651)
Change in valuation allowance for deferred tax asset allocated to income tax expense	(1,317)	(1,414)	(707)
State income taxes	3,086	7,241	7,573
Tax credits	(1,097)	(2,374)	(1,316)
Other	(2,024)	(1,449)	(1,416)

Total	$41,298	$58,605	$69,879

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of the net deferred tax asset (liability) were as follows:

	September 30,
(In thousands)	2006	2005
Deferred tax assets:
Unrealized gains on loans and investments, net	$1,202	$22,147
State net operating loss carry forwards	15,930	20,187
Asset securitizations, net	25,221	20,532
Allowance for loan and real estate losses	16,891	18,400
Deferred compensation	20,982	19,169
Other	7,475	5,893

Gross deferred tax assets	87,701	106,328

Deferred tax liabilities:
Automobile leasing	11,704	44,000
Saul Holdings and Saul Centers	47,472	47,530
Originated servicing rights	47,017	44,634
Property and depreciation	15,321	16,383
Deferred expenses and other	43,764	33,687

Gross deferred tax liabilities	165,278	186,234

	(77,577)	(79,906)
Valuation allowance	(8,149)	(9,404)

Net deferred tax liability	$(85,726)	$(89,310)

At September 30, 2006, the Real Estate Trust and the Bank had state net operating loss carryovers totaling approximately $202.4 and $109.2 million, respectively. The state net operating loss carryovers will expire in the years 2007 through 2026.

The Trust establishes a valuation allowance against the gross deferred tax asset to the extent the Trust cannot determine that it is more likely than not such assets will be realized through taxes available in carryback years, future reversals of existing taxable temporary differences or projected future taxable income. Such a valuation allowance has been established to reduce the gross deferred asset for state net operating loss carryforwards to an amount that is considered more likely than not to be realized. In fiscal years 2006 and 2005, the Real Estate Trust determined it will be able to utilize currently some of its state net operating loss carryforwards and, as a result, decreased the valuation allowance by $1.3 and $1.4 million, respectively. In addition, at the Real Estate Trust, state net operating loss carryforwards in excess of state deferred tax liabilities are fully reserved due to expected future state tax losses.

Management believes the existing net deductible temporary differences will reverse during periods in which the Bank generates taxable income in excess of Real Estate Trust taxable losses. Management believes that the positive consolidated earnings will continue as a result of the Bank’s earnings.

TAX SHARING AGREEMENT

The Trust’s affiliated group, including the Bank, entered into a tax sharing agreement dated June 28, 1990, as amended. This agreement provides that payments be made by members of the affiliated group to the Trust based on their respective allocable shares of the overall federal income tax liability of the affiliated group for taxable years and partial taxable years beginning on or after that date. In addition, the agreement also applies if some or all of the members file a consolidated return in any state.

Allocable shares of the overall tax liability are prorated among the members with taxable income calculated on a separate return basis. The agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce overall tax liability of the Trust’s affiliated group, such member will be reimbursed on a dollar-for-dollar basis by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. Under the tax sharing agreement, the Bank paid $2.0, $2.1 and $8.8 million, to the Real Estate Trust during fiscal 2006, 2005 and 2004. At September 30, 2006, the Real Estate Trust was due $4.7 million from the Bank under the tax sharing agreement.

In recent years, the operations of the Real Estate Trust have generated net operating losses while the Bank has reported net income. It is anticipated that the Trust’s consolidation of the Bank’s operations into the Trust’s federal income tax return will result in the use of the Real Estate Trust’s net operating losses to reduce the federal income taxes the Bank would otherwise owe. If in any future year, the Bank has taxable losses or unused credits, the Trust would be obligated to reimburse the Bank for the greater of (i) the tax benefit to the group using such tax losses or unused tax credits in the group’s consolidated Federal and state income tax returns or (ii) the amount of tax refund which the Bank would otherwise have been able to claim if it were not being included in the consolidated Federal and state income tax returns of the group.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

36. SHAREHOLDERS’ EQUITY—THE TRUST:

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

The Trust paid preferred dividends of $5.4, $5.4 and $11.6 million per year in fiscal 2006, 2005 and 2004, respectively. At September 30, 2006 and 2005, there were no dividends in arrears on the preferred shares.

37. INDUSTRY SEGMENT INFORMATION—REAL ESTATE TRUST:

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the “Banking” sections of the accompanying financial statements.

	Year Ended September 30
(In thousands)	2006	2005	2004
INCOME (from continuing operations)
Hotels	$127,238	$98,621	$84,477
Office and industrial properties	39,984	39,466	38,225
Other	2,415	1,417	944

	$169,637	$139,504	$123,646

OPERATING PROFIT (LOSS) (from continuing operations) (1)
Hotels	$37,137	$27,316	$20,811
Office and industrial properties	18,303	19,857	19,558
Other	1,215	322	(49)

	56,655	47,495	40,320
Equity earnings of unconsolidated entities	10,051	8,246	7,788
Impairment loss on investments	—	—	—
Gain on sales of property	416	263	2,769
Interest and amortization of debt expense	(50,516)	(46,503)	(58,645)
Advisory fee, management and leasing fees—related parties	(15,480)	(13,448)	(12,437)
General and administrative	(3,156)	(3,421)	(2,443)

Operating loss from continuing operations	$(2,030)	$(7,368)	$(22,648)

IDENTIFIABLE ASSETS (AT YEAR END)
Hotels	$299,452	$186,484	$184,697
Office and industrial properties	140,709	130,268	124,966
Other	222,651	149,078	148,506

	$662,812	$465,830	$458,169

INTEREST AND AMORTIZATION OF DEBT EXPENSE (from continuing operations)
Hotels	$14,262	$10,538	$11,000
Office and industrial properties	12,456	11,616	12,000
Other	23,798	24,349	35,645

	$50,516	$46,503	$58,645

DEPRECIATION (from continuing operations)
Hotels	$12,060	$11,303	$10,761
Office and industrial properties	8,307	7,552	6,862
Other	23	23	23

	$20,390	$18,878	$17,646

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS (from continuing operations)
Hotels	$117,066	$8,174	$11,421
Office and industrial properties	17,777	11,070	4,782
Other	31,000	9,980	247

	$165,843	$29,224	$16,450

(1)	Operating profit (loss) includes income less direct operating expenses and depreciation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

38. CONDENSED FINANCIAL STATEMENTS – THE TRUST:

These condensed financial statements reflect the Real Estate Trust and all its consolidated subsidiaries except for the Bank which has been reflected on the equity method.

CONDENSED BALANCE SHEETS

	September 30
(In thousands)	2006	2005
ASSETS
Income-producing properties	$570,948	$441,915
Accumulated depreciation	(197,855)	(182,255)

	373,093	259,660
Land parcels	44,582	48,029
Construction in progress	34,946	—
Real estate held for sale - net of depreciation	—	11,168
Equity investment in bank	522,283	499,895
Equity investment in Saul Holdings and Saul Centers	89,802	75,323
Cash and cash equivalents	46,391	13,920
Note receivable and accrued interest - related party	10,300	13,100
Other assets	63,535	44,467

TOTAL ASSETS	$1,184,932	$965,562

LIABILITIES
Mortgage notes payable	$488,339	$278,411
Mortgage notes payable - real estate held for sale	—	15,917
Notes payable – secured	250,000	250,000
Notes payable – unsecured	21,398	57,760
Other liabilities and accrued expenses	72,642	58,131

Total liabilities	832,379	660,219

TOTAL SHAREHOLDERS’ EQUITY	352,553	305,343

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,184,932	$965,562

*	See Consolidated Statements of Shareholders’ Equity

CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended September 30
(In thousands)	2006	2005	2004
Total income	$169,637	$139,504	$123,646
Total expenses	(182,134)	(155,381)	(156,851)
Equity in earnings of unconsolidated entities, net	10,051	8,246	7,788
Gain on sales of property	416	263	2,769
Impairment loss on investments	—	—	—

Real estate operating loss from continuing operations	(2,030)	(7,368)	(22,648)
Equity in earnings of Bank	54,388	78,063	92,280

Total company operating income	52,358	70,695	69,632
Income tax benefit	2,014	3,904	8,190
Discontinued operations-net of income tax benefit	2,590	(1,001)	(1,122)

TOTAL COMPANY NET INCOME	$56,962	$73,598	$76,700

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30
(In thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,962	$73,598	$76,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,390	19,857	19,053
Amortization of debt expense	2,672	2,197	4,507
Equity in earnings of Bank, net of distributions	(22,388)	(38,863)	(67,480)
Equity in earnings of unconsolidated entities, net of distributions	(4,415)	(3,336)	(1,262)
Gain on sale of property	(6,702)	(1,146)	(2,459)
Deferred tax benefit (expense)	4,121	(922)	(1,123)
Increase (decrease) in accounts receivable and accrued income	(5,020)	(2,318)	(1,955)
Decrease in accounts payable and accrued expenses	550	(493)	(6,023)
Other	(5,137)	489	(1,725)

Net cash provided by operating activities	41,033	49,063	18,233

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and acquisitions – properties	(159,069)	(29,946)	(17,973)
Property sales	17,146	4,715	3,719
Note receivable and accrued interest – (advances)/repayments, net	2,800	(5,423)	(4,690)
Equity investment in Saul Holdings and Saul Centers	(6,104)	(5,901)	(3,306)
Other investments	(431)	(776)	(800)

Net cash used in investing activities	(145,658)	(37,331)	(23,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage financing	294,882	—	—
Principal curtailments and repayments of mortgages	(12,678)	(15,793)	(9,923)
Net secured note financings (repayments)	(93,430)	—	46,200
Proceeds from sales of unsecured notes	935	5,674	6,877
Repayments of unsecured notes	(37,297)	(4,342)	(5,798)
Costs of obtaining financings	(3,316)	(3,193)	(7,676)
Purchase of treasury stock	—	—	—
Dividends paid—preferred shares of beneficial interest	(12,000)	(12,000)	(12,000)

Net cash (used in) provided by financing activities	137,096	(29,654)	17,680

Net increase (decrease) in cash and cash equivalents	32,471	(17,922)	12,863
Cash and cash equivalents at beginning of year	13,920	31,842	18,979

Cash and cash equivalents at end of year	$46,391	$13,920	$31,842

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

39. SUBSEQUENT EVENTS – THE REAL ESTATE TRUST:

On October 19, 2006, amendments were executed for two of the Real Estate Trust’s mortgage notes, both of which were held by the same lender and both closed in fiscal 2006. The balance of the mortgage note secured by the 145 room historic hotel was increased by $10.0 million to $75.0 million with the interest rate remaining at 6.199%. A corresponding $10.0 million reduction to the mortgage note secured by a hotel property in Loudoun County, Virginia was made to reduce this note to $34.8 million. The rate on this loan was reduced by approximately 3 basis points from 6.101% to 6.0714% which maintains the Real Estate Trust’s annual interest expense on the two loans.

On November 22, 2006, the Real Estate Trust received additional proceeds of approximately $1.6 million as final settlement of the February 2004 condemnation of 7.93 acres of land by the Commonwealth of Virginia. The proceeds of $1.6 million include approximately $300,000 in interest income and $8,000 of cost reimbursements. The Real Estate Trust expects to record the final gain in the first quarter of fiscal 2007 of approximately $1.2 million, net of approximately $400,000 of related expenses. The initial gain on this condemnation of $2.7 million was recorded in fiscal 2004.

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

The Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of September 30, 2006. Based on the foregoing, the Company’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2006.

During the three months ended September 30, 2006, there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

ITEM 9B.	OTHER ITEMS

None

PART III

ITEM 10.	TRUSTEES AND EXECUTIVE OFFICERS OF THE TRUST

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

Class One Trustees—Terms End at the 2009 Annual Meeting

Philip D. Caraci, age 68, was elected a Trustee in 2003. For the previous six years he served as Senior Vice President and Secretary of the Trust, Executive Vice President of Saul Company, Senior Vice President of the Advisor, Chairman of the Board of Saul Property Co., and a Director and President of Saul Centers. Mr. Caraci is also a member of the ASB Real Estate Advisory Committee, a subsidiary of Chevy Chase.

Gilbert M. Grosvenor, age 75, has served as a Trustee since 1971. Mr. Grosvenor also serves as Chairman of the Board of the National Geographic Society and as a Director of Chevy Chase Bank and Saul Centers.

Class Two Trustees—Terms End at the 2007 Annual Meeting

George M. Rogers, Jr., age 73, has served as a Trustee since 1969. Mr. Rogers is a Senior Counsel in the law firm of Pillsbury Winthrop Shaw Pittman LLP, Washington, DC, which serves as counsel to the Trust and Chevy Chase. Mr. Rogers serves as a Director of Chevy Chase, Saul Company, Chevy Chase Property Company, Westminster Investing Corporation, and Chevy Chase Lake Corporation.

B. Francis Saul III, age 44, is Senior Vice President of the Trust and has served as a Trustee since 1997. Mr. Saul also serves as a Director and Vice Chairman of Chevy Chase and as a Director and/or Officer of Saul Company, Saul Property Co., Chevy Chase Property Company and Westminster Investing Corporation. He is President and Director of Saul Centers. He is also Chairman Emeritus of the Boys & Girls Clubs of Greater Washington, Vice Chairman of Children’s National Medical Center, and a Director of The Conservation Fund and The Economic Club of Washington. Mr. Saul is the son of B. Francis Saul II.

Class Three Trustee—Term Ends at the 2008 Annual Meeting

B. Francis Saul II, age 74, has served as Chairman and Chief Executive Officer of the Trust since 1969 and as a Trustee since 1964. Mr. Saul also serves as Chief Executive Officer and Chairman of the Board of Directors of B.F. Saul Company, Chevy Chase and Saul Centers, as President and Chairman of the Board of Directors of Chevy Chase Property Company, Westminster Investing Company, and Chevy Chase Lake Corporation, and as a Trustee of the National Geographic and the John Hopkins Medicine Board. Mr. Saul is the father of B. Francis Saul III.

John R. Whitmore, age 73, has served as a Trustee since 1984. He is a Financial Advisor who served as Senior Advisor to The Bessemer Group, Incorporated (a financial management and banking firm) and its Bessemer Trust Company subsidiaries from 1999 to 2003. Mr. Whitmore is a director of Chevy Chase, Chevy Chase Property Company, Saul Company and Saul Centers. During the period 1975-1998, Mr. Whitmore was President and Chief Executive Officer of Bessemer Group, Incorporated and its Bessemer Trust Company subsidiaries and a director of Bessemer Securities Corporation.

Executive Officers of the Trust Who Are Not Directors

Stephen R. Halpin, Jr., age 51, serves as Vice President and Chief Financial Officer of the Trust, and Senior Vice President and Chief Financial Officer of Saul Company. He also serves as Executive Vice President and Chief Financial Officer of Chevy Chase.

Thomas H. McCormick, age 56, joined the Trust in February 2005 and serves as General Counsel of the Trust, Executive Vice President and General Counsel of Chevy Chase, Senior Vice President and General Counsel and a Director of B.F. Saul Company and Senior Vice President and General Counsel of Saul Centers. Prior to joining the Trust, Mr. McCormick was a senior partner with the law firm Shaw Pittman LLP, now know as Pillsbury Winthrop Shaw Pittman LLP. He also served as the Chair of Shaw Pittman’s Board of Directors and its Corporate and Securities group.

Patrick T. Connors, age 44, has served as a Vice President of the Trust and Senior Vice President of Saul Company since January 2000. For the previous four years, he was an attorney with the law firm of Shaw Pittman LLP, Washington, DC.

Kenneth D. Shoop, age 47, joined the Trust in September 2003 and serves as Vice President, Chief Accounting Officer and Treasurer, of the Trust, Treasurer and Vice President of Saul Company, the Advisor, Saul Property Company and Chief Accounting Officer and Vice President of Saul Centers. Prior to joining the Trust, Mr. Shoop was Vice President and Controller of Federal Realty Investment Trust.

Ross E. Heasley, age 67, serves as Vice President of the Trust, Saul Company, the Advisor, Saul Property Co. and Saul Centers.

Henry Ravenel, Jr., age 72, serves as Vice President of the Trust, Saul Company and the Advisor.

John A. Spain, age 43, serves as Vice President of the Trust and Saul Company.

Committees of the Board of Trustees

The Board of Trustees met four times during fiscal 2006. Each member of the Board attended at least 75% of the aggregate number of meetings of the Board and of the committees of the Board on which he served.

The Board of Trustees has two standing committees: the Audit Committee and the Executive Committee.

The Audit Committee is composed of Messrs. Caraci and Grosvenor. The Audit Committee’s duties include nominating the Trust’s independent registered public accounting firm, discussing with them the scope of their examination of the Trust, reviewing with them the Trust’s financial statements and accompanying report, and reviewing their recommendations regarding internal controls and related matters. This committee met four times during fiscal 2006.

None of the members of the Audit Committee qualify as an “audit committee financial expert” as such term is defined in the Exchange Act and the rules and regulations thereunder. A substantial portion of the Trust’s consolidated assets are held, and operations are performed, at the Bank level. As of September 30, 2006, the Bank accounted for 96% of the Trust’s assets on a consolidated basis and, for the year ended September 30, 2006, the Bank accounted for 87% of the Trust’s revenue on a consolidated basis. Because the Bank operates in a highly regulated industry and has audited financial statements that are reviewed and approved by its own audit committee, which includes two persons who are deemed audit committee financial experts, the Board of Trustees has determined that it is not necessary for the Audit Committee of the Trust to include an audit committee financial expert at this time. In addition, the Board of Trustees has noted that Mr. Caraci, in his previous position as President of Saul Centers, gained substantial experience regarding accounting issues of the breadth and complexity that typically arise in connection with the Real Estate Trust’s business.

The Executive Committee is composed of Messrs. Rogers, Saul II and Whitmore. It is empowered to oversee day-to-day actions of the Advisor and Saul Property Co. in connection with the operations of the Trust, including the acquisition, administration, sale or disposition of investments. No meetings of this committee were held during fiscal 2006.

Trustees of the Trust are currently paid an annual retainer of $12,500 and a fee of $600 for each board or committee meeting attended. Trustees from outside the Washington, D.C. area are also reimbursed for out-of-pocket expenses in connection with their attendance at meetings. Mr. Saul II is not paid for attending Executive Committee meetings. For the fiscal year ended September 30, 2006, the Real Estate Trust paid total fees of $94,000 to the Trustees, including $15,000 to Mr. Saul II.

Code of Ethics

The Trust’s officers and trustees are governed by a code of ethics. The code of ethics will be made available free of charge to any person upon request. Requests shall be made in writing to Mr. Kenneth Shoop, Vice President and Chief Accounting Officer, B.F. Saul Real Estate Investment Trust, 7501 Wisconsin Avenue, Bethesda, Maryland 20814.

ITEM 11.	EXECUTIVE COMPENSATION

The Real Estate Trust pays no compensation to its executive officers for their services in such capacity. Messrs. Saul II, Halpin, Saul III and McCormick receive compensation from Chevy Chase for their services as Officers of Chevy Chase. No other executive officers of the Real Estate Trust received any compensation from the Real Estate Trust or its subsidiaries with respect to any of the fiscal years ended September 30, 2006, 2005 and 2004.

The following table sets forth the cash compensation paid by Chevy Chase to Mr. Saul II, Mr. Halpin, Mr. Saul III and Mr. McCormick for or with respect to the fiscal years ended September 30, 2006, 2005 and 2004 for all capacities in which they served during such fiscal years.

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Long-Term Compensation Payouts	All Other Compensation
B. Francis Saul II,	2006	$1,903,846	$2,500,000	$956,024	$828,770	(1)
Chairman and Chief	2005	1,865,385	2,500,000	836,521	1,254,225	(2)
Executive Officer of Chevy Chase	2004	1,678,078	2,000,000	655,206	1,399,311	(3)

Stephen R. Halpin, Jr.,	2006	$619,231	$190,000	$215,105	$227,846	(1)
Executive Vice President	2005	590,385	182,500	191,205	307,480	(2)
and Chief Financial Officer of Chevy Chase	2004	517,311	75,000	163,801	521,964	(3)

B. Francis Saul III,	2006	$284,615	$41,250	$—	$44,315	(1)
Vice Chairman of Chevy Chase	2005	269,231	37,500	—	44,724	(2)
	2004	240,199	35,250	—	42,676	(3)

Thomas H. McCormick	2006	$569,231	$82,500	$—	$41,436	(1)
Executive Vice President	2005	—	—	—	—
and General Counsel of Chevy Chase	2004	—	—	—	—

(1)	The total amounts shown in the “All Other Compensation” column for fiscal year 2006 consist of the following: (i) contributions made by Chevy Chase to its Supplemental Executive Retirement Plan on behalf of Mr. Saul II ($321,592), Mr. Halpin ($48,260), Mr. Saul III ($19,552) and Mr. McCormick ($13,223); (ii) the taxable benefit of premiums paid for group term insurance on behalf of Mr. Saul II ($11,112), Mr. Halpin ($2,610), Mr. Saul III ($1,100) and Mr. McCormick ($4,890); (iii) contributions to the B.F. Saul Company Employees Profit Sharing Retirement Plan (the Retirement Plan), a defined contribution plan, on behalf of Mr. Halpin ($13,200) and Mr. McCormick ($8,123); (iv) accrued earnings on awards previously made under Chevy Chase’s Deferred Compensation Plan on behalf of Mr. Saul II ($496,066), Mr. Halpin ($105,742), Mr. Saul III ($23,663) and Mr. McCormick ($15,200); and (v) accrued compensation on behalf of Mr. Halpin ($58,034) for the “Special Retirement Compensation Agreements” under which the executive could receive an amount of up to three times his base compensation if he retires from the bank after reaching age 63.

(2)	The total amounts shown in the “All Other Compensation” column for fiscal year 2005 consist of the following: (i) contributions made by Chevy Chase to its Supplemental Executive Retirement Plan on behalf of Mr. Saul II ($312,114), Mr. Halpin ($45,245) and Mr. Saul III ($18,404); (ii) the taxable benefit of premiums paid for group term insurance on behalf of Mr. Saul II ($11,539), Mr. Halpin ($2,465) and Mr. Saul III ($1,056); (iii) contributions to the B.F. Saul Company Employees Profit Sharing Retirement Plan (the Retirement Plan), a defined contribution plan, on behalf of Mr. Halpin ($12,600); (iv) accrued earnings on awards previously made under Chevy Chase’s Deferred Compensation Plan on behalf of Mr. Saul II ($930,572), Mr. Halpin ($201,269), and Mr. Saul III ($25,264); and (v) accrued compensation on behalf of Mr. Halpin ($45,901) for the “Special Retirement Compensation Agreements” under which the executive could receive an amount of up to three times his base compensation if he retires from the bank after reaching age 63.

(3)	The total amounts shown in the “All Other Compensation” column for fiscal year 2004 consist of the following: (i) contributions made by Chevy Chase to its Supplemental Executive Retirement Plan on behalf of Mr. Saul II ($259,997), Mr. Halpin ($33,067) and Mr. Saul III ($16,527); (ii) the taxable benefit of premiums paid for group term insurance on behalf of Mr. Saul II ($16,341), Mr. Halpin ($1,698) and Mr. Saul III ($899); (iii) contributions to the B.F. Saul Company Employees Profit Sharing Retirement Plan (the Retirement Plan), a defined contribution plan, on behalf of Mr. Halpin ($12,300); (iv) accrued earnings on awards previously made under Chevy Chase’s Deferred Compensation Plan on behalf of Mr. Saul II ($1,122,973), Mr. Halpin ($244,804), and Mr. Saul III ($25,250); and (v) accrued compensation on behalf of Mr. Halpin ($230,095) for the “Special Retirement Compensation Agreements” under which the executive could receive an amount of up to three times his base compensation if he retires from the bank after reaching age 63

LONG-TERM INCENTIVE PLAN AWARDS. The following table sets forth certain information concerning the principal contributions (the “Principal Contributions”) credited by the Bank to the accounts (the “Accounts”) of the executive officers named above for fiscal year 2006 under the Bank’s Deferred Compensation Plan (the “Plan”).

LONG-TERM INCENTIVE PROGRAM—AWARDS IN LAST FISCAL YEAR

	Performance or Other Period Until Maturation or Payout	Estimated Future Payouts (1) Under Non-Stock Price-Based Plans
Name		Threshold	Target(2)	Maximum
B. Francis Saul II (3)	2006	$900,000	$1,943,033	$5,572,563
Stephen R. Halpin, Jr.	2015	$190,000	$410,196	$1,176,430

(1)	The estimated future payouts shown in the table are based on assumed performance rates for the Bank during each year in the ten-year performance period. The actual payouts under the Plan may vary substantially from the payouts shown in the table, depending upon the Bank’s actual rate of return on average assets for each fiscal year in the ten-year performance period ending September 30, 2015.

(2)	The Plan does not establish any target performance levels. The payout amounts shown in this column have been calculated assuming that the Bank’s rate of return on average assets during each of the years in the performance period are the same as the Bank’s rate of return during the fiscal year ended September 30, 2006.

(3)	The payout amounts shown for all participants are the estimated amounts that would be payable to such participants if their employment continued with the Bank for the entire ten-year performance period of the Plan. Mr. Saul attained the age of 72 in 2004, at which time he became fully vested in the Account maintained for his benefit under the Plan. As of September 30, 2006, the vested account balance maintained for Mr. Saul’s benefit under the Plan was $9,674,618. Under the Plan, if Mr. Saul were to retire after that date, he could elect to have the Bank pay out the net contribution (as defined) in the Account prior to the year 2015.

As of September 30, 2006, the following individuals have vested amounts that are payable within 120 days after September 30, 2006: Mr. Saul ($733,918) and Mr. Halpin ($163,093).

The Plan provides that, as of the end of each fiscal year in the ten-year period ending September 30, 2015 (or the executive officer’s earlier termination of employment with the Bank), the Bank will add to or deduct from each executive officer’s Account a contribution or deduction, as the case may be, which represents the hypothetical interest (which may be positive or negative) earned on the Principal Contribution, based on the Bank’s rate of return on average assets (as computed under the Plan) for the fiscal year then ended. (The Principal Contribution, plus or minus any interest credited or deducted, is referred to as the “Net Contribution.”)

Executive officers are entitled to receive the Net Contribution in their respective Account only upon full or partial vesting. Plan participants become fully vested in their Account under the Plan, provided that they remain continuously employed by the Bank during the vesting period, upon the earliest to occur of any of the following:

•	September 30, 2015;

•	attainment of age 65;

•	death;

•	total and permanent disability; or

•	a change in control of the Bank (as defined in the Plan).

Plan participants become partially vested, to the extent of 50% of the Net Contribution in the Account, upon the termination of their employment by the Bank without cause (as defined in the Plan) after September 30, 2010.

Payouts are made under the Plan within 120 days after September 30, 2015, or the earlier termination of the executive officer’s employment with the Bank, provided that vesting or partial vesting has occurred under the Plan.

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

Mr. Halpin also has entered into “Special Retirement Compensation Agreements” under which the executive could receive an amount up to three times his base compensation if he retires from Chevy Chase after reaching age 63. As of September 30, 2006, accrued compensation on behalf of Mr. Halpin totaled $334,030.

Report of the Bank’s Compensation Committee

The Compensation Committee of the Bank reviews compensation of the Bank’s senior officers, which include Messrs. Saul II, Saul III, Halpin and McCormick. The components of compensation reviewed by the Committee include salary, bonuses and deferred compensation. Because the Bank’s common stock is privately held, the Bank does not offer stock options as part of its compensation program. As part of its review of compensation, the Committee considers a variety of factors, including each individual’s tenure, level of responsibility and performance, as well as factors relating to the overall performance of the Bank, the results of regulatory examinations, and the Bank’s overall compliance status.

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

The following table sets forth certain information, as of December 15, 2006, concerning beneficial ownership of Common Shares and preferred shares of beneficial interest, referred to in this report as the “Preferred Shares,” by (a) each person known by the Trust to be the beneficial owner of more than 5% of the Common Shares and the Preferred Shares, (b) each member of the Board of Trustees, (c) each executive officer of the Trust named in the Summary Compensation Table under “Item 11. Executive Compensation” and (d) all trustees and executive officers of the Trust as a group.

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

Transactions with Saul Company and its Subsidiaries

The Real Estate Trust has been managed by B. F. Saul Advisory Company, L.L.C., (the “Advisor”), a wholly-owned subsidiary of B. F. Saul Company (“Saul Co.”). All of the Real Estate Trust officers and four Trustees of the Trust are also officers and/or directors of Saul Co. The Advisor is paid a fixed monthly fee which is subject to annual review by the Trustees. The average monthly fee was $560,000 during fiscal 2006, $487,000 during fiscal 2005, and $472,000 during fiscal 2004. Effective October 1, 2005 the Advisors obligations under the advisory contract were assigned to Saul Co. In addition the agreement was extended until September 30, 2006. The agreement will continue thereafter unless canceled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

Saul Company and Saul Property Co., a wholly owned subsidiary of Saul Company, provide services to the Real Estate Trust in the areas of commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. Fees to the two companies amounted to $13.0 million in fiscal 2006.

The Real Estate Trust reimburses the Advisor and Saul Property Co. for costs and expenses incurred in connection with the acquisition and development of real property on behalf of the Real Estate Trust, in-house legal expenses, and all travel expenses incurred in connection with the affairs of the Real Estate Trust.

The Real Estate Trust pays the Advisor fees equal to 2% of the principal amount of publicly offered unsecured notes as they are issued to offset the Advisor’s costs of administering the program. In October 2006, in conjunction with the Real Estate Trust’s decision to discontinue the public sale of unsecured notes, the fee agreement was modified whereas the Advisor fee for any calendar month that the Real Estate Trust did not issue notes under the programs was to be $7,500 for such month. The Advisor received $111,000 in such fees in fiscal 2006.

B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of Saul Company, is a general insurance agency that receives commissions and counter-signature fees in connection with the Real Estate Trust’s insurance program. Such commissions and fees amounted to approximately $311,000 in fiscal 2006.

Under an existing unsecured note receivable from Saul Co., which was modified and amended on October 1, 2005, not to exceed $30.0 million, the Real Estate Trust received net repayments of $2.8 million during fiscal 2006. During fiscal 2005 net additions totaled $5.4 million. At September 30, 2006 and September 30, 2005, the note balance totaled $10.3 million and $13.1 million, respectively. Interest is computed on the note at 200 basis points over a floating rate index. Interest earned on the note amounted to $959,000, $616,000 and $108,000 during fiscal 2006, 2005 and 2004, respectively. The note is due and payable on September 30, 2015.

The Trust has retained the law firm of Pillsbury Winthrop Shaw Pittman LLP, at which Mr. Rogers is senior counsel, to perform legal services for the Trust in fiscal 2006 and 2005.

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

Reimbursement Agreement. Pursuant to a reimbursement agreement among the partners of the Saul Holdings Limited Partnership and certain of their affiliates, the Real Estate Trust and two of its subsidiaries have agreed to reimburse Saul Centers and the other partners in the event the Saul Holdings Limited Partnership fails to make payments with respect to certain portions of its debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. As of September 30, 2006, the maximum potential obligation of the Real Estate Trust and its subsidiaries under the agreement was approximately $100 million. See Note 5 to the Consolidated Financial Statements in this report. The Real Estate Trust believes that Saul Holdings Limited Partnership will be able to make all payments due with respect to its debt obligations.

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

Other related party transactions

Remuneration of Trustees and Officers. For fiscal 2006, the Trust paid the trustees $94,000 in fees for their services. See “Item 10. Trustees and Executive Officers of the Trust.” No compensation was paid to the officers of the Trust for acting as such; however, Messrs. Saul II, Halpin, Saul III and McCormick were paid by Chevy Chase for services as Officers of Chevy Chase. See “Item 11. Executive Compensation.” Messrs. Grosvenor, Rogers, Saul II and Saul III receive compensation for their services as directors of Chevy Chase and Messrs. Rogers, Saul II, Saul III and Whitmore and all of the officers of the Real Estate Trust receive compensation from Saul Company and/or its affiliated corporations as directors or officers thereof.

Related Party Rents. The Real Estate Trust leases space to Chevy Chase and the Saul Property Co. at two of its income-producing properties. Minimum rents and expense recoveries paid under these leases amounted to approximately $5.8 million in fiscal 2006. Chevy Chase leases space in several of the shopping centers owned by Saul Centers. The total rental payments made to Saul Centers by Chevy Chase in fiscal 2006 was $2.0 million. On September 24, 2001 Chevy Chase entered into an agreement to lease to Saul Company approximately 46,000 square feet of office space at its new corporate headquarters at 7501 Wisconsin Avenue, Bethesda, Maryland. Total payments under the lease for fiscal 2006 were $2.2 million. In addition, Chevy Chase has retained Saul Company as its leasing agent to secure tenants for additional space that will be available in the new corporate headquarters. The Trust believes that these leases have comparable terms to leases that would have been entered into with unaffiliated parties.

ITEM 14.	PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

During fiscal years 2006 and 2005, The Trust retained Ernst & Young LLP to provide services in the following categories and amounts:

	Fiscal Year 2006	Fiscal Year 2005
Audit Fees (1)	$1,401,625	$1,386,932
Audit Related Fees (2)	62,500	73,680

Subtotaled	1,464,125	1,460,612
Tax Fees (3)	80,000	77,306
All Other Fees	105,800	226,000

Total Fees	$1,649,925	$1,763,918

(1)	Audit fees include the audit fee and fees for comfort letters, attest services, consents and assistance with and review of documents filed with the SEC and OTS.

(2)	Audit related fees consist of fees incurred for consultation concerning financial accounting and reporting standards, performance of agreed-upon procedures, and other audit or attest services not required by statute or regulation.

(3)	Tax fees consist of fees for tax consultation and tax compliance services.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

The following consolidated financial statements of the Trust are incorporated by reference in Part II, Item 8.

(a)	Report of Independent Auditors.

(b)	Consolidated Balance Sheets—As of September 30, 2006 and 2005.

(c)	Consolidated Statements of Operations—For the years ended September 30, 2006, 2005 and 2004.

(d)	Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity—For the years ended September 30, 2006, 2005 and 2004.

(e)	Consolidated Statements of Cash Flows—For the years ended September 30, 2006, 2005 and 2004.

(f)	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules and Supplementary Data

(a) Schedules of the Real Estate Trust:

Schedule I—Condensed Financial Information—For the years ended September 30, 2006, 2005 and 2004.

Schedule III—Consolidated Schedule of Investment Properties As of September 30, 2006.

(b) Exhibits

EXHIBITS	DESCRIPTION
3. ORGANIZATIONAL DOCUMENTS

(a)	Second Amended and Restated Declaration of Trust filed with the Maryland State Department of Assessments and Taxation on May 23, 2002 as Exhibit 3(a) to Registration Statement 333-70753 is hereby incorporated by reference.

(b)	Second Amended and Restated By-Laws of the Trust dated as of May 23, 2002 as Exhibit 3(b) to Registration Statement 333-70753 is hereby incorporated by reference.

4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

(a)	Indenture, dated as of February 25, 2004, by and between the Trust and Wells Fargo Bank, National Association, as Trustee, with respect to the Trust’s 7 1/2% Senior Secured Notes due 2014 and 7 1/2% Series B Senior Secured Notes due 2014, including Form of Note, as filed as Exhibit 4 (a) to Registration Statement 333-113640 is hereby incorporated by reference.

(b)	Indenture, dated as of April 14, 2003, between the Trust and U.S. Bank National Association, as Trustee, with respect to the Trust’s Unsecured Notes Due for One Year to Ten Years from Date of Issue, as filed as Exhibit 4 (a) to Registration Statement 333-104068 is hereby incorporated by reference.

(c)	Indenture dated as of September 1, 1992 with respect to the Trust’s Notes due from One to Ten Years form Date of Issue filed as Exhibit 4(a) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(d)	First Supplemental Indenture dated as of January 16, 1997 with respect to the Trust’s Notes due from One to Ten Years from Date of Issue filed as Exhibit 4(b) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(e)	Second Supplemental Indenture dated as of January 13, 1999 with respect to the Trust’s Notes due from One to Ten Years from Date of Issuance as filed as Exhibit 4(l) to Registration Statement No. 333-70753 is hereby incorporated by reference.

EXHIBITS	DESCRIPTION
10. MATERIAL CONTRACTS

(a)	Amended and Restated Advisory Contract dated as of October 1, 2005 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, LLC, filed as Exhibit 10(a) to Trust’s September 30 2005 Form 8-K is hereby incorporated by reference.

(b)	Form of Commercial Asset Management and Leasing Agreement between the Trust and B.F. Saul Property Company filed as Exhibit 10(c) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(c)	Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(d)	First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(e)	Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Bank, F.S.B. and certain real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(f)	Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

(g)	Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	First Amendment to Registration Rights and Lock-Up Agreement dated September 29, 1999 by and among Saul Centers, Inc., the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, Franklin Property Company and Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(i)	Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company, Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.

(j)	Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., B.F. Saul Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended March 31, 2000 is hereby incorporated by reference.

(k)	Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

(l)	Amended and Restated Note Administration Fee Agreement dated as of October 1, 2005, between the Trust, B.F. Saul Company and B.F. Saul Advisory Company L.L.C., as filed as Exhibit 10(n) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(m)	Development Agreement dated as of October 1, 2005 between the Trust and B.F. Saul Property Company, as filed as Exhibit 10(o) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(n)	Amendment No.1 to Amended and Restated Advisory Contract, made as of April 3, 2006 by and among the Trust and B. F. Saul Company, as filed as Exhibit 10(a) to the Trust’s April 3, 2006 Form 8-K is hereby incorporated by reference.

12.	Ratio of Earnings to Fixed Charges (filed herewith).

12.1	Ratio of Consolidated Earnings to Fixed Charges (filed herewith).

21.	List of Subsidiaries of the Trust (filed herewith).

31.	Rule 13a – 14(a)/15d – 14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

SCHEDULE I

B.F. SAUL REAL ESTATE INVESTMENT TRUST

CONDENSED FINANCIAL INFORMATION

(a)	Required condensed financial information on the Trust is disclosed in the audited consolidated financial statements included herewith.

(b)	Amounts of cash dividends paid to the Trust by consolidated subsidiaries were as follows:

Year Ended September 30
2006	2005	2004
$32,000,000	$39,200,000	$24,800,000

SCHEDULE III

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

September 30, 2006

(Dollars in Thousands)

Hotels	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisitions	Land	Basis at Close of Period Buildings and Improvements	Total
Courtyard - Tyson’s Corner, McLean VA	$31,077	$16	$843	$30,250	$31,093
Crown Plaza - National Airport, Arlington VA	26,979	9,091	4,229	31,841	36,070
Hampton Inn - Dulles Airport, Sterling VA	—	7,397	290	7,107	7,397
Hampton Inn - Dulles South, Sterling, VA	12,909	1,342	3,164	11,087	14,251
Hampton Inn - Dulles Town Center, Sterling VA	11,379	337	795	10,921	11,716
Holiday Inn - Dulles Airport, Sterling VA	6,950	25,354	862	31,442	32,304
Holiday Inn, Gaithersburg MD	3,849	18,828	1,781	20,896	22,677
Holiday Inn - National Airport, Arlington VA	10,187	11,385	1,183	20,389	21,572
Holiday Inn - Tysons Corner, McLean VA	6,976	20,681	2,265	25,392	27,657
Holiday Inn Express, Herdon VA	5,259	1,498	1,178	5,579	6,757
Holiday Inn Select - Auburn Hills MI	10,450	3,474	1,031	12,893	13,924
SpringHill Suites, Boca Raton FL	10,942	774	1,220	10,496	11,716
TownePlace Suites, Boca Raton FL	7,527	840	869	7,498	8,367
TownePlace Suites - Dulles Airport, Sterling VA	5,849	943	219	6,573	6,792
TownePlace Suites - Ft. Lauderdale FL	7,059	801	420	7,440	7,860
TownePlace Suites, Gaithersburg MD	6,382	866	107	7,141	7,248
The Hay Adams	91,981	423	15,759	76,645	92,404

Subtotal - Hotels	$255,755	$104,050	$36,215	$323,590	$359,805

SCHEDULE III

(continued)

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

September 30, 2006

(Dollars in Thousands)

Office and Industrial	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisitions	Land	Basis at Close of Period Buildings and Improvements	Total
900 Circle 75 Pkway, Atlanta GA	$33,434	$5,363	$563	$38,234	$38,797
1000 Circle 75 Pkway, Atlanta GA	2,820	2,496	248	5,068	5,316
1100 Circle 75 Pkway, Atlanta GA	22,746	5,801	419	28,128	28,547
8001 Wisconsin Avenue, Bethesda, MD	5,408	58	1,895	3,571	5,466
8201 Greensboro, Tysons Corner VA	28,890	7,321	1,633	34,578	36,211
Commerce Ctr - Ph II, Ft. Lauderdale FL	4,266	863	782	4,347	5,129
Dulles North, Loudoun County VA	5,882	528	507	5,903	6,410
Dulles North Two, Loudoun County VA	7,729	91	404	7,416	7,820
Dulles North Four, Loudoun County VA	11,093	178	2,208	9,063	11,271
Dulles North Five, Loudoun County VA	5,078	(76)	535	4,467	5,002
Dulles North Six, Loudoun County VA	2,667	1,719	257	4,129	4,386
Loudoun Tech Center I, Loudoun County VA	5,334	2,706	1,075	6,965	8,040
Sweitzer Lane, Laurel MD	13,703	—	3,701	10,002	13,703
Tysons Park Place, Tysons Corner VA	21,811	12,106	1,142	32,775	33,917

Subtotal - Office and Industrial	$170,861	$39,154	$15,369	$194,646	$210,015

SCHEDULE III

(continued)

CONSOLIDATED SCHEDULE OF INVESTMENTS PROPERTIES—REAL ESTATE TRUST

September 30, 2006

(Dollars in Thousands)

Purchase - Leasebacks and other	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisitions	Land	Basis at Close of Period Buildings and Improvements	Total
Country Club, Knoxville, TN	$500	$(22)	$478	$—	$478
Houston Mall, Warner Robbins, GA	650	—	650	—	650
Subtotal - Purchase - Leasebacks and other	$1,150	$(22)	$1,128	$—	$1,128

Total Income - Producing Properties	$427,766	$143,182	$52,712	$518,236	$570,948

Land Parcels	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisitions	Land	Basis at Close of Period Buildings and Improvements	Total
Arvida Park of Commerce, Boca Raton, FL	$7,378	$(1,869)	$5,433	$76	$5,509
Ashburn Village, Loudoun Co., VA	4,919	312	4,919	312	5,231
Cedar Green, Loudoun Co., VA	3,314	116	2,832	598	3,430
Church Road, Loudoun Co., VA	2,586	1,248	3,834	—	3,834
Circle 75, Atlanta, GA	12,927	2,786	14,680	1,033	15,713
Holiday Inn - Auburn Hills, Auburn Hills MI	218	—	218	—	218
Loudoun Tech II, Sterling, VA	939	7	946	—	946
Overland Park, Overland Park, KA	2,842	786	3,568	60	3,628
Prospect Indust. Pk, Ft. Laud., FL	2,203	(1,943)	260	—	260
Sterling Blvd., Loudoun Co., VA	505	2,743	1,070	2,178	3,248
Tysons Park Place II, Fairfax, VA	—	2,565	—	2,565	2,565

Subtotal	$37,831	$6,751	$37,760	$6,822	$44,582

SCHEDULE III

(continued)

CONSOLIDATED SCHEDULE OF INVESTMENTS PROPERTIES—REAL ESTATE TRUST

September 30, 2006

(Dollars in Thousands)

Construction in Progress	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisitions	Land	Basis at Close of Period Buildings and Improvements	Total
Circle 75, Atlanta, GA	$1,369	$15,032	$1,369	$15,032	$16,401
Hampton Inn - Dulles North, Sterling VA	748	1,116	748	1,116	1,864
Springhill Suites, Sterling VA	544	14,332	544	14,332	14,876
Tysons Park Place II, Fairfax, VA	1,312	493	1,312	493	1,805

Subtotal	$3,973	$30,973	$3,973	$30,973	$34,946

Total Investment Properties (1)	$469,570	$180,906	$94,445	$556,031	$650,476

SCHEDULE III

(continued)

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

September 30, 2006

(Dollars in Thousands)

Hotels	Accumulated Depreciation	(1) Related Debt	Date of Construction	Date Acquired/ Transferred	Buildings and Improvements Depreciable Lives (Years)
Courtyard - Tyson’s Corner, McLean VA	$9,954	$24,888	2000	12/00	40
Crown Plaza - National Airport, Arlington VA	11,125	14,509	1959	12/97	39
Hampton Inn - Dulles Airport, Sterling VA	4,200	5,560	1987	4/87	31.5
Hampton Inn - Dulles South, Sterling, VA	362	9,392	1989	11/05	40
Hampton Inn - Dulles Town Center, Sterling VA	4,846	7,544	2000	11/00	40
Holiday Inn - Dulles Airport, Sterling VA	21,730	44,922	1971	11/84	28
Holiday Inn, Gaithersburg MD	12,005	22,355	1972	6/75	45
Holiday Inn - National Airport, Arlington VA	12,063	11,029	1973	11/83	30
Holiday Inn - Tysons Corner, McLean VA	12,965	39,930	1971	6/75	47
Holiday Inn Express, Herdon VA	1,886	4,166	1987	10/96	40
Holiday Inn Select - Auburn Hills MI	5,737	10,331	1989	11/94	31.5
SpringHill Suites, Boca Raton FL	2,693	5,675	1999	9/99	40
TownePlace Suites, Boca Raton FL	1,620	5,150	1999	6/99	40
TownePlace Suites - Dulles Airport, Sterling VA	1,600	5,939	1998	8/98	40
TownePlace Suites - Ft. Lauderdale FL	1,681	4,224	1999	10/99	40
TownePlace Suites, Gaithersburg MD	1,656	4,518	1999	6/99	40
The Hay Adams	1,176	65,000	1928	3/06	40

Subtotal - Hotels	$107,299	$285,132

SCHEDULE III

(continued)

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

September 30, 2006

(Dollars in Thousands)

Office and Industrial	Accumulated Depreciation	(1) Related Debt	Date of Construction	Date Acquired/ Transferred	Buildings and Improvements Depreciable Lives (Years)
900 Circle 75 Pkway, Atlanta GA	$22,703	$31,200	1985	12/85	35
1000 Circle 75 Pkway, Atlanta GA	3,335	4,633	1974	4/76	40
1100 Circle 75 Pkway, Atlanta GA	17,856	11,071	1982	9/82	40
8001 Wisconsin Avenue, Bethesda, MD	117	—	1986	5/05	40
8201 Greensboro, Tysons Corner VA	18,849	76,000	1985	4/86	35
Commerce Ctr - Ph II, Ft. Lauderdale FL	2,393	3,520	1986	1/87	35
Dulles North, Loudoun County VA	2,817	4,662	1990	10/90	31.5
Dulles North Two, Loudoun County VA	3,058	8,039	1999	10/99	40
Dulles North Four, Loudoun County VA	3,632	8,077	2002	4/02	40
Dulles North Five, Loudoun County VA	1,147	6,315	2000	3/00	40
Dulles North Six, Loudoun County VA	628	4,330	2000	10/00	40
Loudoun Tech Center I, Loudoun County VA	591	5,768	2001	12/01	40
Sweitzer Lane, Laurel MD	1,479	10,007	1995	11/00	40
Tysons Park Place, Tysons Corner VA	11,832	26,388	1976	12/99	30

Subtotal - Office and Industrial	$90,437	$200,010

Purchase - Leasebacks	Accumulated Depreciation	Related Debt	Date of Construction		Date Acquired/ Transferred
Country Club, Knoxville, TN	—	—			5/76
Houston Mall, Warner Robbins, GA	—	—			2/72

Subtotal - Purchase - Leasebacks	$—	$—

Total Income - Producing Properties	$197,736	$485,142

SCHEDULE III

(continued)

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

September 30, 2006

(Dollars in Thousands)

Land Parcels	Accumulated Depreciation	Related Debt	Date of Construction	Date Acquired/ Transferred
Arvida Park of Commerce, Boca Raton, FL	$—	$—		12/84 & 5/85
Ashburn Village, Loudoun Co., VA	—	—		9/05
Cedar Green, Loudoun Co., VA	—	—		10/00
Church Road, Loudoun Co., VA	—	—		9/84 & 4/85
Circle 75, Atlanta, GA	119	—		2/77 & 1/84
Holiday Inn - Auburn Hills, Auburn Hills MI	—	—		8/85
Holiday Inn - Rochester, Roch., NY	—	—		7/97
Loudoun Tech II, Sterling, VA				7/05
Overland Park, Overland Park, KA	—	—		9/86
Prospect Indust. Pk, Ft. Laud., FL	—	—		1/77 & 2/85
Sterling Blvd., Loudoun Co., VA	—	—		10/83 & 8/84
Tysons Park Place II, Fairfax, VA	—	—		4/84,2/00,3/00

Subtotal	$119	$—

Land Parcels	Accumulated Depreciation	Related Debt	Date of Construction	Date Acquired/ Transferred
Circle 75, Atlanta, GA	—	—	11/06
Hampton Inn - Dulles North, Sterling VA	—	—	8/06
Springhill Suites, Sterling VA	—	4,011	11/06
Tysons Park Place II, Fairfax, VA	—	—	9/06

Subtotal	—	$4,011

	$197,855	$489,153

NOTES:

(1)	Includes hotel capital lease obligations of approximately $815,000.

(2)	See Summary of Significant Accounting Policies for basis of recording investment properties and computing depreciation. Investment properties are discussed in Note 6 to Consolidated Financial Statements.

(3)	A reconciliation of the basis of investment properties and accumulated depreciation follows.

SCHEDULE III

(continued)

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES-—REAL ESTATE TRUST

BASIS OF INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION—REAL ESTATE TRUST

(In thousands)

	For the year ended September 30
	2006	2005	2004
Basis of investment properties (1)
Balance at beginning of period	$517,909	$498,873	$483,673
Additions (reductions during the period):
Capital expenditures and property acquisitions from nonaffiliates	165,843	21,770	17,973
Capital expenditures and property acquisitions from affiliates	—	5,874	—
Sales to nonaffiliates	(28,258)	(7,353)	—
Other	(5,018)	(1,255)	(2,773)

Balance at end of period	$650,476	$517,909	$498,873

Accumulated depreciation (1)
Balance at beginning of period	$199,052	$183,859	$166,243
Additions (reductions during the period):
Depreciation expense	20,390	19,857	19,053
Sales to nonaffiliates	(16,797)	(3,784)	—
Other	(4,790)	(880)	(1,437)

Balance at end of period	$197,855	$199,052	$183,859

(1)	Includes real estate held for sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B.F. SAUL REAL ESTATE INVESTMENT TRUST

December 19, 2006	By:	/s/ B. FRANCIS SAUL II
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

Signature	Title	Date

/s/ B. FRANCIS SAUL II B. Francis Saul II	Trustee, Chairman of the Board (Principal Executive Officer)	December 19, 2006

/s/ STEPHEN R. HALPIN, JR. Stephen R. Halpin, Jr.	Vice President and Chief Financial Officer (Principal Financial Officer)	December 19, 2006

/s/ KENNETH D. SHOOP Kenneth D. Shoop	Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer) Trustee	December 19, 2006

/s/ PHILIP D. CARACI Philip D. Caraci	Trustee	December 19, 2006

/s/ GILBERT M. GROSVENOR Gilbert M. Grosvenor	Trustee	December 19, 2006

/s/ GEORGE M. ROGERS, JR. George M. Rogers, Jr.	Trustee	December 19, 2006

/s/ B. FRANCIS SAUL III B. Francis Saul III	Trustee	December 19, 2006

/s/ JOHN R. WHITMORE John R. Whitmore	Trustee	December 19, 2006