Form 10-Q
period 2006-12-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2007-02-14
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of February 14, 2007, was 4,807,510.

Item 1.	Financial Statements

Consolidated Balance Sheets

B.F. SAUL REAL ESTATE INVESTMENT TRUST

(In thousands, except per share and share amounts)	December 31, 2006	September 30, 2006

	(Unaudited)
ASSETS
Real Estate
Income-producing properties
Hotel	$360,429	$359,805
Office and industrial	211,506	210,015
Other	1,128	1,128

	573,063	570,948
Accumulated depreciation	(201,238)	(197,855)

	371,825	373,093
Land parcels	42,396	44,582
Construction in progress	55,426	34,946
Investment in Saul Holdings and Saul Centers	104,453	89,802
Cash and cash equivalents	18,996	46,391
Note receivable—related party	7,600	10,300
Other assets	59,670	63,698

Total real estate assets	660,366	662,812

Banking
Cash and other deposits	532,830	410,188
Loans held for securitization and/or sale	625,799	467,574
Investment securities (market value $207,137 and $200,152, respectively)	208,223	201,455
Mortgage-backed securities (market value $1,240,291 and $1,266,970, respectively)	1,259,689	1,289,718
Loans receivable (net of allowance for losses of $25,000 at both period ends)	10,112,717	10,120,821
Federal Home Loan Bank stock	96,344	85,449
Property and equipment, net	609,909	601,592
Automobiles subject to lease, net	37,675	55,448
Goodwill and other intangible assets, net	39,854	39,970
Interest-only strips receivable	336,664	344,317
Servicing assets, net	168,312	168,059
Other assets	365,547	356,530

Total banking assets	14,393,563	14,141,121

TOTAL ASSETS	$15,053,929	$14,803,933

LIABILITIES
Real Estate
Mortgage notes payable	$491,904	$488,339
Notes payable—secured	250,000	250,000
Notes payable—unsecured	—	21,398
Accrued dividends payable—preferred shares of beneficial interest	1,354	—
Other liabilities and accrued expenses	36,167	31,361
Deferred tax liability, net	42,355	41,281

Total real estate liabilities	821,780	832,379

Banking
Deposit accounts	10,760,160	10,445,764
Borrowings	493,623	822,639
Federal Home Loan Bank advances	1,585,413	1,343,312
Other liabilities	421,090	405,744
Capital notes—subordinated	175,000	175,000

Total banking liabilities	13,435,286	13,192,459

Commitments and contingencies
Minority interest held by affiliates	132,453	130,529
Minority interest—other	296,013	296,013

TOTAL LIABILITIES	14,685,532	14,451,380

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized, 6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	312,137	296,293

	412,238	396,394
Less cost of 1,834,088 common shares of beneficial interest in treasury	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	368,397	352,553

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,053,929	$14,803,933

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

B.F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(In thousands, except per share amounts)	2006	2005
REAL ESTATE
Income
Hotels	$33,614	$25,175
Office and industrial (including $1,422 and $1,311 of rental income from banking segment, respectively)	10,147	10,107
Other	578	340

Total income	44,339	35,622

Expenses
Direct operating expenses:
Hotels	21,934	15,684
Office and industrial properties	3,214	3,119
Land parcels and other	302	306
Interest and amortization of debt expense	13,159	12,248
Depreciation	5,505	4,859
Advisory, management and leasing fees-related parties	3,926	3,464
General and administrative	842	923

Total expenses	48,882	40,603

Equity in earnings (losses) of unconsolidated entities:
Saul Holdings and Saul Centers	3,051	2,617
Other	—	(166)
Gain on sale of land	1,209	—

REAL ESTATE OPERATING LOSS	$(283)	$(2,530)

BANKING
Interest income
Loans	$177,665	$155,956
Mortgage-backed securities	14,339	8,850
Other	6,272	4,590

Total interest income	198,276	169,396

Interest expense
Deposit accounts	60,416	35,740
Borrowings	32,941	33,481

Total interest expense	93,357	69,221

Net interest income	104,919	100,175
Credit for loan losses	(382)	(557)

Net interest income after credit for loan losses	105,301	100,732

Other income
Deposit servicing fees	37,836	35,519
Servicing, securitization and mortgage banking income	41,698	51,672
Automobile rental income, net	3,602	12,526
Asset management fees	8,612	6,680
Other	6,412	6,161

Total other income	98,160	112,558

Continued on following page.

Consolidated Statements of Operations (Continued)

B.F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(In thousands, except per share amounts)	2006	2005
BANKING (Continued)
Operating expenses
Salaries and employee benefits	$83,718	$71,888
Servicing assets adjustments and other loan expenses	24,517	22,178
Property and equipment (including $1,422 and $1,311 of rental expense paid to real estate segment, respectively)	14,902	13,258
Marketing	5,116	5,677
Data processing	10,284	9,997
Depreciation and amortization	14,551	19,895
Other	16,613	14,813

Total operating expenses	169,701	157,706

BANKING OPERATING INCOME	$33,760	$55,584

TOTAL COMPANY
Income from continuing operations before income taxes and minority interest	$33,477	$53,054
Income tax provision	10,872	18,584

Income from continuing operations before minority interest	22,605	34,470
Minority interest held by affiliates	(3,105)	(5,774)
Minority interest—other	(7,290)	(7,272)

INCOME FROM CONTINUING OPERATIONS	12,210	21,424
Discontinued real estate operations:
Income from operations of discontinued real estate assets (including gain on disposal of $1,256 in 2005)	—	1,353
Income tax provision	—	475

INCOME ON DISCONTINUED REAL ESTATE OPERATIONS	—	878

TOTAL COMPANY NET INCOME	$12,210	$22,302
Dividends: Real Estate Trust’s preferred shares of beneficial interest	(1,354)	(1,354)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$10,856	$20,948

NET INCOME PER COMMON SHARE
Income from continuing operations	$2.26	$4.18
Discontinued operations	—	0.18

NET INCOME PER COMMON SHARE (BASIC AND DILUTED)	$2.26	$4.36

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity

B.F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(Dollars in thousands)	2006	2005
COMPREHENSIVE INCOME

Net income	$12,210	$22,302
Other comprehensive income	—	—

TOTAL COMPREHENSIVE INCOME	$12,210	$22,302

CHANGES IN SHAREHOLDERS’ EQUITY

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)	6,642	6,642

PAID-IN SURPLUS
Beginning and end of period	92,943	92,943

RETAINED EARNINGS
Beginning of period	296,293	249,083
Net income	12,210	22,302
Adjustments—Saul Holdings investment	1,716	685
Dividends:
Real Estate Trust preferred shares of beneficial interest:
Distributions payable	(1,354)	(1,354)
Cumulative effect of a change in accounting principle, net of tax	3,272	—

End of period	312,137	270,716

TREASURY SHARES
Beginning and end of period (1,834,088 shares)	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	$368,397	$326,976

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

B.F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(In thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss	$(209)	$(796)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of property	(1,209)	(1,256)
Depreciation	5,231	4,859
Amortization of debt expense	746	682
Equity in earnings of unconsolidated entities, net	(3,051)	(2,451)
Deferred tax expense (benefit)	153	(75)
Decrease in accounts receivable and accrued income	2,145	321
Increase in accounts payable and accrued expenses	1,464	2,951
Dividends and tax sharing payments	8,000	9,638
Other	1,345	(2,278)

	14,615	11,595

Banking
Net income	12,419	23,098
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premiums, discounts and net deferred loan fees	9,683	9,776
Increase in income taxes payable	13,728	17,501
Depreciation and amortization	14,551	19,895
Credit for loan losses	(382)	(557)
Minority interest held by affiliates	3,105	5,774
Minority interest—other	2,500	2,500
Proceeds from sales of trading securities	45,620	68,429
Purchases and net fundings of loans held for securitization and/or sale	(1,105,107)	(1,102,290)
Proceeds from sales of loans held for securitization and/or sale	910,921	1,171,932
(Increase) decrease in interest-only strips receivable	7,653	(5,807)
(Increase) decrease in servicing assets	6,470	(739)
(Increase) decrease in other assets	(3,519)	6,928
Decrease in other liabilities	(1,016)	(43,135)
Other	(488)	(1,887)

	(83,862)	171,418

Net cash (used in) provided by operating activities	(69,247)	183,013

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Property acquisition	—	(7,081)
Development/redevelopment expenditures	(13,117)	(2,152)
Capital expenditures	(5,993)	(5,950)
Property sales, net	1,485	7,620
Net repayments (advances), note receivable—related party	2,700	(2,300)
Equity investment in unconsolidated entities, net	(8,960)	—
Other investments	30	(158)

	(23,855)	(10,021)

Banking
Purchases of investment securities	(6,350)	—
Proceeds from redemption of Federal Home Loan Bank Stock	70,938	56,385
Purchases of Federal Home Loan Bank stock	(81,833)	(42,238)
Net principal collected on loans	1,261,365	1,472,922
Net fundings and purchases of loans receivable	(1,274,930)	(1,776,686)
Principal collected on mortgage-backed securities	49,305	49,933
Purchases of mortgage-backed securities	(20,074)	(23,223)
Proceeds from sales of automobiles subject to lease	15,258	27,935
Net purchases of property and equipment	(20,521)	(22,103)
Net proceeds from sales of real estate	2,071	913
Disbursements for real estate held for sale	(3,706)	(1,092)
Purchase of investment management company	—	(8,803)

	(8,477)	(266,057)

Net cash used in investing activities	(32,332)	(276,078)

Continued on following page.

Consolidated Statements of Cash Flows (Continued)

B.F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(In thousands)	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Net proceeds from secured revolving credit facility	$—	$9,000
Proceeds from mortgage financings	5,084	85,500
Principal curtailments and repayments of mortgages	(1,519)	(96,433)
Proceeds from sales of unsecured notes	—	935
Repayments of unsecured notes	(21,398)	(1,560)
(Costs) refunds of obtaining financings	(322)	160

	(18,155)	(2,398)

Banking
Proceeds from customer deposits and sales of certificates of deposit	22,981,605	20,213,277
Customer withdrawals of deposits and payments for maturing certificates of deposit	(22,667,209)	(19,739,368)
Advances from the Federal Home Loan Bank	4,045,826	5,750,176
Repayments of advances from the Federal Home Loan Bank	(3,803,725)	(6,064,555)
Net increase (decrease) in other borrowings	(329,016)	81,253
Cash dividends paid on preferred stock	(2,500)	(2,500)
Cash dividends paid on common stock	(10,000)	(10,000)

	214,981	228,283

Net cash provided by financing activities	196,826	225,885

Net increase in cash and cash equivalents	95,247	132,820
Cash and cash equivalents at beginning of period	456,579	521,419

Cash and cash equivalents at end of period	$551,826	$654,239

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$18,996	$13,096
Banking
Cash and cash equivalents	532,830	641,143

Cash and cash equivalents at end of period	$551,826	$654,239

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$100,262	$69,358
Income taxes paid, net	—	1,969
Shares of Saul Centers, Inc. common stock	12,782	1,876
Saul Holdings Limited Partnership Units	—	1,776
Cash received during the period from:
Income taxes paid, net	126	—
Dividends on shares of Saul Centers, Inc. common stock	1,983	1,876
Distributions from Saul Holdings Limited Partnership	1,839	1,776

Supplemental disclosures of noncash activities:
Rollovers of notes payable—unsecured	—	823
Loans held for sale and/or securitization exchanged for trading securities	45,370	66,616
Loans receivable transferred to real estate acquired in settlement of loans	4,084	1,582
Assumption of debt not included in cash paid for acquisition of property	—	5,810

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL:

The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term “Trust” used in the text and the financial statements included herein refers to the consolidated entity, which includes B.F. Saul Real Estate Investment Trust and its subsidiaries, including Chevy Chase Bank, F.S.B. and its subsidiaries (“Chevy Chase” or the “Bank”). “Real Estate Trust” refers to B.F. Saul Real Estate Investment Trust and its subsidiaries, excluding Chevy Chase and Chevy Chase’s subsidiaries. The operations conducted by the Real Estate Trust are designated as “Real Estate,” while the business conducted by the Bank and its subsidiaries is identified by the term “Banking.” In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust’s audited consolidated financial statements included in its Form 10-K for the fiscal year ended September 30, 2006. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Certain reclassifications of prior periods’ information have been made to conform to the presentation for the three months ended December 31, 2006, including the reclassification of certain income and expense amounts to operations of discontinued real estate assets to assure comparability of all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following accounting policies should be read in conjunction with the Trust’s audited consolidated financial statements and the accompanying notes included in its Form 10-K for the fiscal year ended September 30, 2006.

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

The purchase price allocation for the acquisition of a hotel property is determined based on the relative fair vale of the components of the property, which include land, building, personal property, franchise relationships, brand names, any in-place leases and other intangibles. The valuation of the personal property is based on management’s evaluation of the value of such property. The personal property is amortized over its remaining estimated useful life. To the extent that franchise relationship, trade name or other intangibles are present in an acquisition, the fair value of the intangibles are amortized over their estimated useful life or evaluated for impairment under SFAS No. 142, if determined to have an indefinite life. An impairment charge on indefinite lived intangible assets is recognized if the fair value is less than the carrying amount. At December 31, 2006 and September 30, 2006, indefinite lived intangible assets totaled $9.0 million, equal to their fair value, and are included in Other Assets on the balance sheet.

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed the assets are placed in service, their operating income, operating expenses, consisting mainly of real estate taxes, payroll, repairs and maintenance, utilities, insurance, franchise, marketing and other property related expenses and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized during the three months ended December 31, 2006 and 2005 totaled $565,000 and $51,000, respectively.

CONSTRUCTION IN PROGRESS

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. The Construction in Progress balance as of December 31, 2006 is as follows:

Construction in Progress

(In thousands)

	December 31, 2006	September 30, 2006
Dulles SpringHill Suites	$19,254	$14,876
Circle 75 Townhomes	15,429	9,153
Circle 75 Infrastructure	8,140	7,248
Tysons Park Place II	8,694	1,805
Dulles Hampton Inn	3,909	1,864

Total	$55,426	$34,946

Construction of the Dulles SpringHill Suites was substantially completed and the project was placed in service on January 8, 2007.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

REAL ESTATE

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

BANKING

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS 140 to require an entity (i) to initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable; (ii) to separately present servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position; and (iii) to provide additional disclosures for all separately recognized servicing assets and servicing liabilities. In addition, SFAS 156 permits an entity to irrevocably choose either the amortization method or the fair value measurement method for the subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. The Bank adopted SFAS 156 on October 1, 2006, and identified its mortgage servicing rights (“MSRs”) relating primarily to residential mortgage loans as a class of servicing rights and elected to apply fair value accounting to this class of MSRs. Presently, this class, which also includes servicing rights related to home equity and home improvement loans, represents all of the Bank’s MSRs. The impact of the adoption, which represents the difference between the fair value and the carrying amount of the MSRs, net of any related valuation allowance, was $4,181, net of related income taxes, and was recorded as a cumulative-effect adjustment to retained earnings on October 1, 2006.

The following table sets forth information regarding the Bank’s servicing income at the dates indicated.

	Three Months Ended December 31,
	2006	2005
Loan servicing fees (1)	$11,583	$11,684
Late charges (2)	250	194
Other servicing fees (1)	6,275	5,990

Total	$18,108	$17,868

(1)	Included in servicing, securitization and mortgage banking income on the Condensed Consolidated Statements of Operation.
(2)	Included in other income on the Condensed Consolidated Statements of Operation.

3. CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying financial statements include the accounts of the Real Estate Trust, which is involved in the ownership and development of income-producing properties. The accounts of the Bank have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results and cash flows for two business operations: Real Estate and Banking. All significant inter-company transactions, except as disclosed elsewhere in the financial statements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the Bank are presented gross in the Consolidated Statements of Cash Flows. For purposes of calculating primary and diluted earnings per share, weighted average common shares outstanding totaled 4,807,510 for all periods presented. The Trust has no common share equivalents. On January 18, 2007, the Trust declared a dividend on its common shares of $0.248 per share, totaling approximately $1.2 million, payable on January 19, 2007, to holders of record on December 29, 2006.

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

5. INVESTMENT IN SAUL CENTERS, INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP – REAL ESTATE TRUST:

During the three-month period ended December 31, 2006, the Real Estate Trust purchased, through dividend reinvestment and on the open market, approximately 243,000 shares of common stock of Saul Centers, Inc. (“Saul Centers”), and as of December 31, 2006 owned approximately 4,964,000 shares representing 28.6% of such company’s outstanding common stock. As of December 31, 2006, the market value of the total shares was approximately $274.0 million. The majority of these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

In fiscal 1993, the Real Estate Trust entered into a series of transactions in connection with the initial public offering of Saul Centers. The Real Estate Trust transferred its 22 shopping centers and one of its office properties, together with the $196 million of mortgage debt and deferred interest associated with such properties, to a newly formed partnership, Saul Holdings Limited Partnership (“Saul Holdings Partnership”), in which as of December 31, 2006 the Real Estate Trust owns (directly and through its wholly owned subsidiaries) a 19.2% interest, other entities affiliated with the Real Estate Trust own a 4.6% interest and Saul Centers owns a 76.2% interest. Under the Saul Holdings Partnership agreement, the units are generally convertible on a one-for-one basis into common stock of Saul Centers. However, the limited partnership units were not convertible as of December 31, 2006 because pursuant to the Saul Holdings Limited Partnership Agreement, the Real Estate Trust and other affiliated entities own in excess of 24.9% of the Saul Centers Equity Securities. The Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly distributions to the partners out of net cash flow. During the three-month period ended December 31, 2006, the Real Estate Trust received total cash distributions of $1.8 million from Saul Holdings Partnership which were all reinvested in common stock of Saul Centers. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s credit line banks.

Pursuant to a reimbursement agreement among the partners of Saul Holdings Partnership and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At December 31, 2006, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $100.0 million. The Real Estate Trust believes that Saul Holdings will be able to make all payments due with respect to its debt obligations.

5. INVESTMENT IN SAUL CENTERS INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP – REAL ESTATE TRUST (Continued):

The unaudited condensed Consolidated Balance Sheets as of December 31, 2006 and 2005, and the unaudited Consolidated Statements of Operations for the three month period ended December 31, 2006 and 2005 of Saul Centers, Inc. follow:

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,
(In thousands)	2006	2005
Assets
Real estate investments	$841,861	$762,793
Accumulated depreciation	(214,210)	(195,376)
Other assets	72,886	64,052

Total assets	$700,537	$631,469

Liabilities and stockholders’ equity
Mortgage notes payable	$522,443	$482,431
Other liabilities	40,216	34,556

Total liabilities	562,659	516,987
Minority interests	5,785	3,068
Total stockholders’ equity	132,093	111,414

Total liabilities and stockholders’ equity	$700,537	$631,469

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
(In thousands)	2006	2005
Revenue
Base rent	$28,295	$25,784
Other revenue	7,608	6,990

Total revenue	35,903	32,774

Expenses
Operating expenses	7,509	6,955
Interest and amortization of deferred debt expense	8,298	7,658
Depreciation and amortization	6,409	5,888
General and administrative	2,699	2,533

Total expenses	24,915	23,034

Net operating income before minority interests	10,988	9,740

Minority interests	(2,193)	(1,850)

Net income	8,795	7,890

Preferred dividends	(2,000)	(2,000)

Net income available to common shareholders	$6,795	$5,890

6. RELATED PARTY TRANSACTIONS – REAL ESTATE TRUST:

Under an existing unsecured note receivable from B.F. Saul Company, which was modified and amended on October 1, 2005, not to exceed $30.0 million, the Real Estate Trust received net curtailments of $2.7 million during the current quarter. At December 31, 2006 and September 30, 2006, the note balance totaled $7.6 million and $10.3 million, respectively. Interest is computed on the note at 200 basis points over a floating rate index. Interest earned on the note totaled $157,000 and $194,000 for the three month periods ended December 31, 2006 and 2005, respectively. The note is due and payable on September 30, 2015.

7. DISCONTINUED OPERATIONS/REAL ESTATE SOLD – REAL ESTATE TRUST:

On November 22, 2006, the Real Estate Trust received additional proceeds of approximately $1.6 million as final settlement of the February 2004 condemnation of 7.93 acres of land by the Commonwealth of Virginia. The proceeds of $1.6 million include approximately $300,000 in interest income and $8,000 of cost reimbursements. The Real Estate Trust recorded the final gain of approximately $1.2 million, net of approximately $400,000 of related expenses in the quarter ended December 31, 2006. The initial gain on this condemnation of $2.7 million was recorded in fiscal 2004.

Included in income from operations of discontinued real estate assets for the quarter ended December 31, 2005 (“2005 quarter”) are two hotel properties and an other real estate property asset. The sales of the hotel properties closed in December 2005 and January 2006, respectively. The sale of the other real estate asset closed in February 2006. There was no income from operations of discontinued real estate assets during the quarter ended December 31, 2006.

Income from operations of discontinued real estate assets totaled $1.4 million in the 2005 quarter. During fiscal 2005, the Real Estate Trust determined that it would sell two of its hotel properties. The sale of one of these properties closed on December 16, 2005 and the sale of the second property closed on January 19, 2006. Net operating results for these two hotels for the 2005 quarter produced income from operations of discontinued real estate assets of approximately $1.3 million, which includes a gain on sale of approximately $1.3 million, and income from operations of discontinued real estate assets of $67,000. Also included in income from operations of discontinued real estate assets in the 2005 quarter is income from operations of one of the Real Estate Trust’s other real estate assets of approximately $30,000. This asset was sold on February 23, 2006.

8. EXTINGUISHMENT OF LIABILITIES – REAL ESTATE TRUST:

In connection with a hotel acquired on November 1, 2005 the Real Estate Trust, on December 21, 2005, defeased the loan that was assumed with the acquisition of the hotel property. The Real Estate Trust paid $6.6 million into an escrow fund with which United States government securities were purchased. The defeasance was funded by available cash and line of credit borrowings. The government securities became replacement collateral for the loan securing the hotel, and became the sole source of payment of the $5.8 million loan. As a result of the transaction the Real Estate Trust is no longer the primary obligor with respect to this loan. The escrow fund is maintained by Wells Fargo Bank, National Association, as Securities Intermediary and Custodian. The $5.8 million defeased loan was accounted for as if it were extinguished in December 2005. The Real Estate Trust incurred defeasance charges of approximately $900,000, including a prepayment premium of $829,000.

9. MORTGAGE NOTES PAYABLE – REAL ESTATE TRUST:

On October 19, 2006, amendments were executed for two of the Real Estate Trust’s mortgage notes, both of which were held by the same lender and both closed in fiscal 2006. The balance of the mortgage note secured by the 145 room historic hotel was increased by $10.0 million to $75.0 million with the interest rate remaining at 6.199%. A corresponding $10.0 million reduction to the mortgage note secured by a hotel property in Loudoun County, Virginia was made to reduce this note to $34.8 million. The rate on this loan was reduced by approximately 3 basis points from 6.1010% to 6.0714% which maintains the Real Estate Trust’s annual interest expense on the two loans.

In May 2006 the Real Estate Trust closed on a $16.7 million construction loan used to finance the construction of the Dulles SpringHill Suites Hotel located in Loudoun County, Virginia. The loan, which is due on May 26, 2009, with two one-year extension options, currently bears interest at 175 basis points over a floating rate index. Interest only is payable through maturity. The Real Estate Trust received loan draws of $5.1 million during the quarter ended December 31, 2006 bringing the total amount outstanding under this loan to $9.1 million at December 31, 2006.

10. INDUSTRY SEGMENT INFORMATION – REAL ESTATE TRUST

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the “Banking” sections of the accompanying financial statements.

	Three Months December 31
(In thousands)	2006	2005
INCOME (from continuing operations)
Hotels	$33,614	$25,175
Office and industrial properties	10,147	10,107
Other	578	340

	$44,339	$35,622

OPERATING INCOME (LOSS) (from continuing operations) (1)
Hotels	$8,366	$6,677
Office and industrial properties	4,747	4,948
Other	271	29

	13,384	11,654

Equity earnings of unconsolidated entities, net	3,051	2,451

Gain on sale of property	1,209	—

Interest and amortization of debt expense	(13,159)	(12,248)

Advisory, management and leasing fees—related parties	(3,926)	(3,464)

General and administrative	(842)	(923)

Operating loss from continuing operations	$(283)	$(2,530)

INTEREST AND AMORTIZATION OF DEBT EXPENSE (from continuing operations)
Hotels	$4,749	$3,407
Office and industrial properties	3,513	2,909
Other	4,897	5,932

	$13,159	$12,248

DEPRECIATION (from continuing operations)
Hotels	$3,314	$2,814
Office and industrial properties	2,186	2,040
Other	5	5

	$5,505	$4,859

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS (from continuing operations)
Hotels	$7,919	$11,424
Office and industrial properties	2,676	2,766
Other	8,515	993

	$19,110	$15,183

IDENTIFIABLE ASSETS (AT PERIOD END)
Hotels	$276,182	$177,966
Office and industrial properties	138,770	129,688
Other	245,414	174,050

	$660,366	$481,704

(1)	Operating income (loss) includes income less direct operating expenses and depreciation

11. SUBSEQUENT EVENTS – REAL ESTATE TRUST:

On January 31, 2007 the Real Estate Trust placed an $8.5 million mortgage note on an industrial property located in Northern Virginia. The note, which is due on April 11, 2017, bears interest at 5.55% and requires monthly interest only payments for the initial five years. Beginning in year six, monthly principal and interest payments of $48,529 are required with a balloon payment of $7.9 million due at maturity. The majority of the proceeds from the refinancing were used to repay a $5.7 million variable rate construction loan which was secured by the subject property.

12. LOANS HELD FOR SECURITIZATION AND/OR SALE – THE BANK:

At December 31, 2006 and September 30, 2006, loans held for securitization and/or sale were composed of single-family residential loans totaling $625.8 million and $467.6 million, respectively.

Proceeds from the sales of loans held for securitization and/or sale that were transferred from loans receivable are included in the Consolidated Statements of Cash Flows in the line “Proceeds from sales of loans held for securitization and/or sale.”

13. LOANS RECEIVABLE – THE BANK:

Loans receivable is composed of the following:

(In thousands)	December 31, 2006	September 30, 2006
Single-family residential	$6,686,076	$6,648,885
Home equity	1,639,847	1,690,421
Other real estate	662,681	607,451
Commercial	946,845	987,850
Automobile	50,945	60,756
Other consumer	44,867	46,755

	10,031,261	10,042,118

Deferred loan origination costs, net of unearned discounts	106,456	103,703
Allowance for losses on loans	(25,000)	(25,000)

	81,456	78,703

Total	$10,112,717	$10,120,821

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

(In thousands)	Retail Banking	Commercial Banking	Non-Banking	Total
Three Months Ended December 31, 2006
Core operating income	$180,637	$14,741	$8,636	$204,014
Core operating expense	155,381	7,924	8,588	171,893

Core earnings	25,256	6,817	48	32,121
Non-core items	2,114	(369)	(105)	1,640

Operating income	$27,370	$6,448	$(57)	$33,761

Average assets	$12,984,367	$1,416,551	$55,148	$14,456,066

14. BUSINESS SEGMENTS – THE BANK (Continued):

(In thousands)	Retail Banking	Commercial Banking	Non- Banking	Total
Three Months Ended December 31, 2005
Core operating income	$194,037	$12,509	$6,703	$213,249
Core operating expense	145,437	6,867	7,624	159,928

Core earnings	48,600	5,642	(921)	53,321
Non-core items	2,336	—	(73)	2,263

Operating income	$50,936	$5,642	$(994)	$55,584

Average assets	$13,071,458	$1,333,587	$53,553	$14,458,598

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

On January 16, 2007, in the case of Andrews v. Chevy Chase Bank in the U.S. District Court for the Eastern District of Wisconsin, the court ruled that the Bank’s disclosures relating to certain residential mortgage loans violated the federal Truth-in-Lending (“TIL”) Act. The mortgage loans in question have a feature which permitted a borrower to elect monthly, for up to five years, to make either (i) a minimum payment based on a payment rate less than the variable interest rate; (ii) a payment equal to all accrued interest; (iii) a fully amortizing payment based on a 15-year term (“five year option ARMs”) or (iv) a fully amortizing payment based on the original term of the loan.

All of the mandated TIL disclosures (APR, Finance Charges and Payment Amounts) were accurate. However, the TIL document provided to Andrews and certain other borrowers (the number of which is unknown at this time) had optional loan tracking nomenclature which inadvertently had been truncated when printed on the form. (The Bank stopped using the optional language at issue in 2005.) The court found that the inadvertently truncated language rendered the correct TIL disclosures capable of misinterpretation and therefore helped create three separate TIL disclosure violations.

The case was brought by the named plaintiff as a class action on behalf of borrowers of five-year option ARMs for the period April 20, 2004 to the date of class certification who had received the same disclosure documents as the named plaintiff. The court granted class status to those plaintiffs. With respect to a remedy, no actual damages were alleged and the court concluded that the violations did not give rise to statutory damages. However, the court said that the affected borrowers were entitled to be given the option under the TIL Act to rescind their loans.

The rescission remedy is available only for certain loans that are secured by a principal residence but are not used to purchase the residence, principally refinancings. The court further excluded borrowers who had received a different version of the TIL disclosure document than had been received by the Andrews. The precise parameters and members of the class will depend upon further court proceedings.

15. LITIGATION – THE BANK (Continued):

The Bank has appealed the availability of a class-wide rescission remedy and the court of appeals has agreed to hear the appeal on an expedited basis. In addition, the district court has suspended further proceedings in the case pending a ruling on the Bank’s appeal. The only two federal courts of appeal that have considered the question have ruled unanimously that a class wide rescission remedy is not available. The question has not yet been addressed by the federal court of appeals in the circuit in which this litigation is pending. In addition, the Bank will appeal the substantive merits of whether there were any violations of the Truth in Lending Act.

Management believes that the resolution of this litigation will not have a material adverse effect on the operations or financial condition of the Bank. However, management recognizes the inherent uncertainties in litigation. If all appeals eventually were resolved adversely to the Bank and the size of the class were ultimately determined to be significant and if a material percentage of the borrowers to whom rescission was offered elected to rescind, the outcome would adversely affect the income of the Bank.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term “Trust” used in the text and the financial statements included herein refers to the combined entity, which includes B.F. Saul Real Estate Investment and its subsidiaries, including Chevy Chase Bank (the “Bank”) and Chevy Chase Bank’s subsidiaries. “Real Estate Trust” refers to B.F. Saul Real Estate Investment Trust and its subsidiaries, excluding the Bank and its subsidiaries. The operations conducted by the Real Estate Trust are designated as “Real Estate,” while the business conducted by the Bank and its subsidiaries is identified by the term “Banking.”

The principal business activities of the Real Estate Trust are the ownership of 80% of the outstanding common stock of the Bank, whose assets accounted for 96% of the Trust’s consolidated assets at December 31, 2006, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in the Bank, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the OTS.

The following discussion and analysis provides information that management believes to be necessary for an understanding of the Trust’s financial condition and results of operations, and should be read in conjunction with the accompanying financial statements, notes thereto and other information contained in this document.

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at December 31, 2006, consisted primarily of hotels, office projects, and land parcels. At December 31, 2006, the Real Estate Trust’s hotel portfolio included 17 properties containing 3,109 available rooms. The office property portfolio consisted of 14 properties with a total gross leasable area of 1,990,000 square feet. On January 8, 2007 the construction of a 158 room hotel in Northern Virginia was completed and the hotel commenced operation.

The hotel portfolio, excluding the property acquired in March 2006, (“Same hotel properties”) experienced an average occupancy of 67.6% and an average room rate of $117.51 during the three-month period ended December 31, 2006, compared to an average occupancy of 63.9% and an average room rate of $118.49 during the same period in the prior year. REVPAR (revenue per available room) for the same hotel properties was $79.49 for the three-month period ended December 31, 2006, a 4.9% increase over REVPAR for the three-month period ended December 31, 2005 of $75.75.

Office space in the Real Estate Trust’s office property portfolio was 91.1% leased at December 31, 2006, compared to a leasing rate of 90.6% at December 31, 2005. At December 31, 2006, of the total gross leasable area of 1,990,000 square feet, 308,091 square feet (15.5%) and 197,182 square feet (9.9%) were subject to leases expiring in the remainder of fiscal 2007 and fiscal 2008, respectively. Included in the leases expiring in fiscal 2007 is a 100,207 square foot tenant that is the sole occupant of one of the Real Estate Trust’s industrial buildings located in Northern Virginia. This lease accounts for 32.5% of the expiring leases in fiscal 2007. The Real Estate Trust is actively marketing this space to other potential tenants.

BANKING

General. The Bank’s assets increased by $252.5 million during the current quarter to $14.4 billion at December 31, 2006. The Bank recorded operating income of $33.8 million during the quarter ended December 31, 2006, compared to operating income of $55.6 million during the quarter ended December 31, 2005. The decrease in operating income reflects a decrease in servicing, securitization and mortgage banking income and an increase in salaries and employee benefit expenses, which were partially offset by an increase in net interest income. During the quarter ended December 31, 2006, the Bank securitized and/or sold $954.4 million of loans and recognized gains of $15.9 million. During the quarter ended December 31, 2005, the Bank securitized and/or sold $1.2 billion of loans and recognized gains of $31.0 million.

At December 31, 2006, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.08%, 6.08%, 9.16% and 11.24%, respectively. The Bank’s regulatory capital ratios exceeded regulatory requirements as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). See “Capital.”

During the quarter ended December 31, 2006, the Bank declared and paid out of retained earnings a cash dividend on its Common Stock in the amount of $10.0 million and a cash dividend on its Preferred Stock in the amount of $2.5 million.

Asset Quality. The following table sets forth information concerning the Bank’s non-performing assets. Amounts shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	December 31, 2006	September 30, 2006
Non-performing assets:
Non-accrual loans:
Residential mortgage	$27,618	$27,352
Home equity	3,227	1,858
Other real estate	1,481	1,481
Commercial	14	13
Other consumer	604	721

Total non-accrual loans (1)	32,944	31,425
Real estate acquired in settlement of loans	37,788	32,310

Total non-performing assets	$70,732	$63,735

Allowance for losses on loans	$25,000	$25,000

Ratios:
Non-accrual loans to total assets	0.23%	0.22%
Non-performing assets to total assets	0.49%	0.45%
Allowance for losses on loans to non-accrual loans (1)	75.89%	79.55%
Allowance for losses on loans to total loans receivable (2)	0.23%	0.24%

(1)	Before deduction of allowances for losses.
(2)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets include non-accrual loans and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

Non-performing assets totaled $70.7 million at December 31, 2006, compared to $63.7 million at September 30, 2006. REO increased by $5.5 million during the current quarter as a result of development expenditures in two large properties designed to facilitate their eventual sale.

The Bank maintained valuation allowances of $25.0 million on its loan portfolio at December 31, 2006 and September 30, 2006.

Delinquent Loans. At December 31, 2006, delinquent loans decreased to $36.7 million, or 0.3% of loans from $42.9 million, or 0.4% of loans, at September 30, 2006. The following table sets forth information regarding the Bank’s delinquent loans at December 31, 2006.

	Principal Balance (Dollars in thousands) Loans Delinquent for
	30-59 days	60-89 days	Total
Residential mortgage	$17,834	$6,951	$24,785
Home equity	738	1,801	2,539
Other real estate	3,181	1,608	4,789
Commercial	38	—	38
Other	3,218	1,311	4,529

Total	$25,009	$11,671	$36,680

Total as a Percentage of Loans (1)	0.2%	0.1%	0.3%

(1)	Includes loans held for sale and/or securitization, before valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Residential mortgage loans delinquent 30-89 days increased slightly to $24.8 million at December 31, 2006 from $23.8 million at September 30, 2006. Home equity loans delinquent 30-89 days decreased to $2.5 million at December 31, 2006 from $10.8 million at September 30, 2006.

Other delinquent loans, which are primarily automobile loans, decreased to $4.5 million at December 31, 2006, from $5.1 million at September 30, 2006.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are assets which are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. At December 31, 2006 and September 30, 2006, potential problem assets totaled $0.4 million and $4.0 million, respectively. During the current quarter, a commercial loan with a balance of $3.6 million was removed from classification as a potential problem loan because the borrower’s financial condition had improved.

Troubled Debt Restructurings. At December 31, 2006 and September 30, 2006, the Bank had no troubled debt restructurings.

Deferred Interest. At December 31, 2006, loans with a negative amortization option totaled $2.9 billion. During the three months ended December 31, 2006, the Bank capitalized $20.2 million of interest income from its payment option residential ARMs, which was partially offset by repayments of $3.8 million and a reduction of $4.9 million as a result of sales of the underlying loans. As of December 31, 2006, cumulative net deferred interest, which is included in loans receivable, totaled $44.4 million.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands )

	Three Months Ended December 31 ,
	2006	2005
Balance at beginning of period	$25,000	$28,640

Credit for loan losses	(382)	(557)

Charge-offs:
Residential mortgage	(1,131)	(102)
Home equity	(255)	(94)
Commercial	—	(1)
Automobile	(401)	(1,642)
Other	(368)	(461)

Total charge-offs	(2,155)	(2,300)

Recoveries:
Home equity	17	56
Commercial	412	25
Automobile	1 ,676	2 ,151
Other	432	625

Total recoveries	2 ,537	2 ,857

Net recoveries	382	557

Balance at end of period	$25,000	$28,640

Credit for loan losses to average loans (1) (2)	0 .01%	0 .02%
Net loan recoveries to average loans (1) (2)	0 .01%	0 .02%
Ending allowance for losses on loans to total loans (2) (3)	0 .23%	0 .26%

(1)	Annualized
(2)	Includes loans held for securitization and/or sale.
(3)	Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	December 31, 2006		September 30, 2006
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of period allocated to:
Residential mortgage	$5,605	68.6%	$5,085	67.7%
Home equity	2,370	15.4	3,095	16.1
Other real estate	3,561	6.2	2,969	5.8
Commercial	6,249	8.9	6,371	9.4
Automobile	2,470	0.5	2,470	0.6
Other	1,375	0.4	1,225	0.4
Unallocated	3,370		3,785

Total	$25,000		$25,000

At December 31, 2006, the Bank’s total allowances for losses on loans totaled $25.0 million, unchanged from the level at September 30, 2006. The allowance for losses on loans represents management’s estimate of credit losses inherent in the Bank’s loan portfolio as of the balance sheet date. The Bank’s allowance consists of several key elements, which include the allocated allowance, specific allowances for identified loans and the unallocated allowance. Management reviews the adequacy of the valuation allowances on loans using a variety of measures and tools including historical loss performance, delinquency status, current economic conditions, internal risk ratings and current underwriting policies and procedures.

The allowance for losses on residential mortgage loans was $5.6 million at December 31, 2006, an increase of $0.5 million from the level at September 30, 2006. The allowance for losses on loans secured by real estate totaled $11.5 million at December 31, 2006, which constituted 35.7% of total non-accrual real estate loans. During the three months ended December 31, 2006, the Bank recorded net charge-offs of $1.4 million on these assets. The allowance for losses on automobile loans totaled $2.5 million at December 31, 2006, unchanged from the level at September 30, 2006.

The unallocated allowance for losses totaled $3.4 million at December 31, 2006, a decrease of $0.4 million from the level at September 30, 2006. The unallocated allowance is based upon management’s evaluation and judgement of various conditions that are not directly measured in the determination of the allocated allowance. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting key lending areas of the Bank, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience, regulatory examination results and findings of the Bank’s internal credit evaluations. At December 31, 2006, most of the unallocated allowance related to risks inherent in the mortgage loan portfolio, including, for example, geographic concentration and negative amortization features.

Asset and Liability Management. The following table presents the Bank’s interest rate sensitivity gap at December 31, 2006. Balances of interest-earning assets and interest-bearing liabilities are shown in the earlier of the period where contractual payments are due, interest rates adjust or prepayment is anticipated to occur. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for all of the Bank’s loans based on management’s estimates. The Bank’s deposits with no stated maturity, including savings and transaction accounts, have interest rates that may reprice at any time. However, market experience has proven that these deposits adjust to market prices over a much longer period of time. The Bank considers these deposits to be relatively insensitive to interest rate changes. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
Real estate loans:
Adjustable-rate	$3,808,318	$564,683	$1,850,910	$972,085	$169	$7,196,165
Fixed-rate	23,346	19,580	53,380	33,693	3,270	133,269
Home equity credit lines and second mortgages	1,361,002	45,767	141,552	106,980	110,373	1,765,674
Commercial	694,529	14,073	49,482	30,107	157,650	945,841
Consumer and other	50,490	25,073	17,015	2,949	1,241	96,768
Loans held for securitization and/or sale	625,799	—	—	—	—	625,799
Mortgage-backed securities	143,706	280,178	486,308	304,631	44,866	1,259,689
Other investments	154,073	—	208,223	—	—	362,296

Total interest-earning assets	6,861,263	949,354	2,806,870	1,450,445	317,569	12,385,501
Total non-interest earning assets	—	—	—	—	2,008,062	2,008,062

Total assets	$6,861,263	$949,354	$2,806,870	$1,450,445	$2,325,631	$14,393,563

Deposits:
Fixed maturity deposits	$2,597,100	$790,684	$256,269	$32,013	$—	$3,676,066
NOW, statement and passbook accounts	—	82,348	164,695	164,695	2,951,887	3,363,625
Money market deposit accounts	2,394,417	—	—	—	—	2,394,417
Borrowings:
Capital notes—subordinated	—	—	—	—	175,000	175,000
Other	1,661,580	88,137	247,706	15,064	66,549	2,079,036

Total interest-bearing liabilities	6,653,097	961,169	668,670	211,772	3,193,436	11,688,144
Total non-interest bearing liabilities	—	—	—	—	1,747,142	1,747,142
Minority interest	—	—	—	—	175,391	175,391
Stockholders’ equity	—	—	—	—	782,886	782,886

Total liabilities & stockholders’ equity	$6,653,097	$961,169	$668,670	$211,772	$5,898,855	$14,393,563

Gap	$208,166	$(11,815)	$2,138,200	$1,238,673	$(2,875,867)
Cumulative gap	$208,166	$196,351	$2,334,551	$3,573,224	$697,357
Cumulative gap as a percentage of total assets	1.4%	1.4%	16.2%	24.8%	4.8%

The interest sensitivity “gap” shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was 1.4% at December 31, 2006, compared to 2.0% at September 30, 2006.

Capital. At December 31, 2006, the Bank complied with all of its regulatory capital requirements and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at December 31, 2006, compared to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$799,969
Minority interest in REIT Subsidiary (1)	144,000

	943,969
Adjustments for tangible and core capital:
Intangible assets	(58,191)
Non-includable subsidiaries	(3,097)
Non-qualifying purchased/originated loan servicing rights	(10,173)

Total tangible capital	872,508	6.08%	$215,117	1.50%	$657,391	4.58%

Total core capital (2)	872,508	6.08%	$573,645	4.00%	$298,863	2.08%

Tier 1 risk-based capital (2)	872,508	9.16%	$381,233	4.00%	$491,275	5.16%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	25,000

Total supplementary capital	200,000

Total available capital	1,072,508
Equity investments (3)	(2,440)

Total risk-based capital (2)	$1,070,068	11.24%	$762,466	8.00%	$307,602	3.24%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
(2)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.
(3)	Includes one property classified as real estate held for sale which is treated as an equity investment for regulatory capital purposes.

During fiscal year 2006, a subsidiary of the Bank purchased a non-controlling ownership interest in a limited liability company. The investment is classified as other assets on the Condensed Consolidated Statements of Financial Condition and is treated as a non-includable asset and deducted from core capital for regulatory capital purposes. At December 31, 2006 the Bank’s investment totaled $1.2 million, unchanged from September 30, 2006.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank’s REO at December 31, 2006, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,440	(1)
1991	11,005	(2)
1995	19,049	(2)
2006	2,944
2007	2,350

Total REO	$37,788

(1)	The Bank treats this amount as an equity investment for regulatory capital purposes.
(2)	The Bank received an extension of the holding periods of these properties through July 31, 2007.

OTS policies generally require that the Bank occupy at least 25% of an office building in order for it to be considered a permissible investment in office premises and for the Bank to avoid having to deduct its investment in the building from total capital. OTS also provides a five-year grace period after a building is no longer sufficiently occupied by the Bank before it must either be sold or treated as an equity investment and deducted from total capital. The Bank has obtained a six-month extension from the OTS to continue to treat as permissible office premises an office building it owns substantially all of which was occupied by the Bank until completion of the Bank’s new headquarters building in December 2001. The Bank is currently in the process of selling the building to an affiliate. If the Bank is unsuccessful in those efforts, the book value of the building, which is $26.7 million at December 31, 2006, would have to be deducted from the Bank’s total capital.

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

The Real Estate Trust believes that the financial condition and operating results of the Bank should allow the Real Estate Trust to receive dividend payments from the Bank. During the three-month period ended December 31, 2006, the Bank made dividend payments totaling $8.0 million. No tax sharing payments were received by the Real Estate Trust during this period. Dividend and tax sharing payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

During the three-month period ended December 31, 2006, the Trust purchased, through dividend reinvestment and on the open market, approximately 243,000 shares of common stock of Saul Centers and as of December 31, 2006 owned approximately 4,964,000 shares representing 28.6% of such company’s outstanding common stock. As of December 31, 2006, the market value of the total shares was approximately $274.0 million. The majority of these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership (“Saul Holdings Partnership”) the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the three-month period ended December 31, 2006, the Real Estate Trust received total cash distributions of $1.8 million from Saul Holdings Partnership which were all reinvested in common stock of Saul Centers. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s lines of credit banks.

The Real Estate Trust repaid the remaining $21.4 million of outstanding unsecured notes during the quarter ended December 31, 2006.

The Real Estate Trust has a $60.0 million secured revolving credit line with an unrelated bank that matures on January 31, 2008, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 200 basis points over the index. At December 31, 2006, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $60.0 million.

The Real Estate Trust has an additional $60.0 million revolving credit line with an unrelated bank that matures on June 30, 2008, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 200 basis points over the index. At December 31, 2006, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $54.0 million. The Real Estate Trust was issued a $6.0 million letter of credit for the benefit of a mortgage lender as part of one of the mortgage financings completed during the quarter ended June 30, 2006. The letter of credit will be reduced annually based on the amount of capital expended at the subject property. The letter of credit reduces the availability under the revolving credit facility.

The maturity schedule for the Real Estate Trust’s outstanding debt at December 31, 2006 for the balance of fiscal 2007 and subsequent years is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes Payable	Notes Payable Secured	Total
2007(1)	$10,267	$—	$10,267
2008	6,443	—	6,443
2009	25,616	—	25,616
2010	12,014	—	12,014
2011	22,620	—	22,620
Thereafter	414,944	250,000	664,944

Total	$491,904	$250,000	$741,904

(1)	January 1, 2007 - September 30, 2007

Of the total mortgage debt outstanding at December 31, 2006, $486.2 million was non-recourse to the Real Estate Trust.

The Real Estate Trust received loan draws of $5.1 million during the quarter ended December 31, 2006 under the construction loan used to finance the construction of the Dulles SpringHill Suites Hotel bringing the total amount outstanding under this loan to $9.1 million at December 31, 2006.

REAL ESTATE ACQUISITION, DISPOSITION, DEVELOPMENT AND CAPITAL EXPENDITURES

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

The Real Estate Trust owns various land parcels with approximately 450 acres of available land. These parcels offer potential development opportunities for the Real Estate Trust. On January 8, 2007 the construction of the 158 room SpringHill Suites Hotel in Northern Virginia was completed and the hotel commenced operation. During fiscal 2006 the Real Estate Trust commenced the ground-up development of a second hotel property on a land parcel owned in Northern Virginia with a scheduled opening in early fiscal 2008 and the development of for-sale residential townhouses and the related infrastructure, with the units scheduled to be ready for sale in the second quarter of fiscal 2007, on land parcels owned in Atlanta, Georgia. The Trust is exploring other development scenarios on several other land parcels.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $17.0 to $27.0 million per year for the next several years.

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

At December 31, 2006, the estimated remaining collateral, after market value and other adjustments, of that portion of the Bank’s assets that may be pledged to the FHLB of Atlanta and various securities dealers totaled $4.7 billion, or 32.5% of total assets. The Bank’s maximum credit availability with the FHLB of Atlanta is 50% of total assets, provided that the Bank has sufficient collateral to pledge against its advances and subject to certain limitations and conditions imposed by the FHLB of Atlanta.

Also at December 31, 2006, the Bank had cash and other short-term assets totaling $532.8 million, or 3.7% of total assets.

The Bank also accesses a variety of other short-term and long-term funding sources, including securitizations and sales of loan receivables. As part of its mortgage banking activities, the Bank securitized and/or sold $954.4 million of single-family residential mortgage loans during the December 2006 quarter. Generally, all long-term, fixed-rate residential mortgage loans originated during the current quarter have been or are in the process of being sold. Adjustable rate mortgage loans are either sold or placed into the Bank’s portfolio.

Management believes that the Bank’s primary sources of funds will be sufficient to meet the Bank’s foreseeable short- and long-term liquidity needs. The mix of funding sources used from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

Loan Originations, Securitizations and Sales – Retained Interests and Servicing Assets. During the quarter ended December 31, 2006, the Bank securitized and sold $562.9 million in residential mortgage loans, and outstanding trust certificate balances amounted to $8.0 billion at December 31, 2006. In connection with its loan origination, securitization and sale activities, the Bank generally receives or retains various interests in the sold loans, which may include servicing assets, securities, or interest-only certificates and/or interest-only strips receivable (such certificates and strips receivable, “interest-only assets”). The Bank sometimes retains a limited amount of recourse relating to securitized loans through one or more means, most often through the establishment of reserve accounts or overcollateralization of receivables. At December 31, 2006, the Bank had no retained recourse. The Bank records these interests as assets on its financial statements and determines the carrying value of the assets based on future cash flows expected to be received from the underlying assets. Periodically, the Bank obtains independent valuations as confirmation of management’s estimates of its values for interest-only and servicing assets. These cash flows are payable to the Bank before the claims of others. The Bank’s policy is to limit the aggregate amount of mortgage servicing rights and interest-only assets arising out of the securitization and sale of certain of the Bank’s ARMs to 75% of the Bank’s core capital. At December 31, 2006, those assets totaled 51.0% of the Bank’s core capital. The following tables summarize the carrying value of these assets at December 31, 2006 and September 30, 2006.

	December 31, 2006
	Not Subordinated	Subordinated	Total
	(in thousands)
Interest-only certificates	$291,569	$—	$291,569
Interest-only strips receivable	45,095	—	45,095

Total interest-only assets	336,664	—	336,664
Servicing assets	168,312	—	168,312
Reserve accounts	14,106	—	14,106

Total	$519,082	$—	$519,082

	September 30, 2006
	Not Subordinated	Subordinated	Total
	(in thousands)
Interest-only certificates	$294,597	$—	$294,597
Interest-only strips receivable	49,595	125	49,720

Total interest-only assets	344,192	125	344,317
Servicing assets	168,059	—	168,059
Reserve accounts	17,960	2,540	20,500

Total	$530,211	$2,665	$532,876

Residential mortgage loan prepayments continued at a high level during the quarter primarily as a result of the continued flattened or inverted yield curve, that is, a narrow difference between short term interest rates, which determine the interest rates on the adjustable rate mortgages generated by the Bank, and long term interest rates, which determine the interest rates on mortgages with interest rates fixed for longer periods. Historical experience has shown that prepayment speeds on adjustable rate loans are generally correlated to the steepness of the yield curve. The steeper the yield curve, the less likely the loan will prepay. The flatter or more inverted the curve, the less attractive adjustable rate loans are to consumers, and prepayments tend to increase. In addition, as prepayment penalty periods expire, borrowers are more likely to prepay their loans.

The following tables show the changes in the Bank’s servicing assets and interest-only assets for each of the periods shown:

Servicing Assets Activity

(In thousands)

	Three Months Ended December 31,
	2006		2005
Beginning balance	$168,059	(1)	$201,156
Additions	13,568		18,171
Amortization	—		(16,639)
Fair value adjustment	(13,315)		—

Ending balance	168,312		202,688
Valuation allowance	—		(37,356)

Carrying value	$168,312		$165,332

(1)	Includes the elimination of valuation allowances amounting to $39,196 as a result of the adoption of SFAS on October 1, 2006.

Activity in the valuation allowance for servicing assets is summarized as follows:

	Three Months Ended December 31,
	2006	2005
Beginning balance	$39,196	$36,564
Additions (reductions) charged to loan expenses	—	792
Elimination of valuation allowance per adoption of SFAS 156	(39,196)	—

Ending balance	$—	$37,356

The carrying value of the Bank’s servicing assets increased slightly during the current quarter as a result of the capitalization of $13.6 million of servicing rights related to $928.2 million of mortgage loans sold where the Bank retained the servicing rights. In addition as a result of the adoption of SFAS 156, servicing assets are no longer amortized but are carried at fair value. The Bank did not purchase or sell in bulk any servicing rights during the current quarter.

Interest-Only Assets Activity

(In thousands)

	Three Months Ended December 31,
	2006	2005
Beginning balance	$344,317	$348,227
Additions	28,009	52,751
Accretion	7,734	7,227
Cash received	(39,732)	(39,587)
Fair value adjustments	(3,664)	(14,584)

Ending balance/Carrying value	$336,664	$354,034

The carrying value of the Bank’s interest-only assets decreased by $7.7 million during the current quarter primarily as a result of cash received of $39.7 million and a $3.7 million decrease in the fair value of the interest-only assets. The fair value adjustment was primarily due to an increase in the discount rate used to value the interest-only assets to 10.0% at December 31, 2006 from 9.5% at September 30, 2006. The decrease in carrying value was partially offset by the capitalization of $28.0 million of interest-only assets related to $562.9 million of mortgage loans sold where the Bank retained or received such interest-only assets.

Key assumptions and the sensitivity of the current fair value of single-family residential retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

(Dollars in thousands)	December 31, 2006	September 30, 2006
Carrying value (1) (fair value)	$350,770	$364,817
Expected weighted-average life (2) (in years)	2.5	2.4
Prepayment Speed assumption (2)(3) (annual rate)
First twelve months	32.8%	35.9%
Next twelve months	27.0%	27.0%
Thereafter	21.2%	21.3%
Impact on fair value of 10% adverse change	$(32,724)	$(35,701)
Impact on fair value of 20% adverse change	$(61,408)	$(66,796)
Residual cash flow discount rate (annual)	10.0%	9.5%
Impact on fair value of 10% adverse change	$(7,774)	$(7,804)
Impact on fair value of 20% adverse change	$(15,257)	$(15,324)

(1)	December 31, 2006 includes interest-only assets of $336,664 and reserve accounts of $14,106. September 30, 2006 includes interest-only assets of $344,317 and reserve accounts of $20,500.
(2)	Expected weighted average life and prepayment speed assumptions are based on the life of the securitization.
(3)

Represents Constant Prepayment Rate. Certain loans may require the payment of a fee if the borrower prepays the loan during the period up to three years after origination. The Bank uses a lower prepayment assumption during these periods.

These sensitivities are hypothetical and should be used with caution. Changes in the fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effects shown in the above table of a variation in a particular assumption on the fair value of interest-only strips receivable are calculated without changing any other assumption. In reality, changes in one factor may result in changes in another factor, which might magnify or counteract the sensitivities.

Commitments and Contingencies. The Bank is obligated under recourse provisions related to the servicing of certain residential mortgage loans. At both December 31, 2006 and September 30, 2006, recourse to the Bank under these arrangements both totaled $2.9 million.

In connection with the securitization and sale of certain payment option residential mortgage loans, the Bank is obligated to fund a portion of any “negative amortization” resulting from the borrowers electing their option to make monthly payments that are not sufficient to cover the interest accrued for the payment period. For each dollar of negative amortization funded by the Bank, the balances of certain investment grade mortgage-backed securities received by the Bank as part of the securitization transaction increase accordingly. When the borrowers ultimately make the principal payments, the Bank receives its pro rata portion of those payments in cash, and the balances of those securities held by the Bank are reduced accordingly. During the three months ended December 31, 2006, the Bank funded $43.1 million of negative amortization under these obligations, and received $23.0 million in principal payments representing previously funded negative amortization.

There were no material commitments for capital expenditures at December 31, 2006.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

REAL ESTATE

The Real Estate Trust recorded an operating loss from continuing operations of $283,000 in the quarter ended December 31, 2006 (the “2006 quarter”) compared to an operating loss from continuing operations of $2.5 million in the quarter ended December 31, 2005 (the “2005 quarter”). The change reflects improved operating results in the hotel portfolio, higher interest and other real estate income, higher equity earnings from unconsolidated entities and a $1.2 million gain on sale of a land parcel partially offset by increased interest and debt amortization, depreciation, and advisory, management and leasing fees.

Income after direct operating expenses from hotels, which excludes two hotels which were sold during the year ended September 30, 2006 (“Fiscal 2006”), increased $2.2 million, or 23.1%, in the 2006 quarter from the level achieved in the 2005 quarter. Total revenue increased $8.4 million, or 33.5%, as occupancy, exclusive of the historic hotel purchased in March 2006 (“Same hotel properties”), increased to 67.6% in the 2006 quarter from 63.9% in the 2005 quarter while the average room rate for the same hotel properties remained stable at $117.51 for the 2006 quarter as compared to $118.49 for the 2005 quarter. The increase in occupancy levels while maintaining a strong average room rate reflects the strong demand at the Real Estate Trust’s hotel properties, particularly the Northern Virginia properties. Room sales for the 2006 quarter increased $5.5 million, or 27.0%, from the 2005 quarter, while food, beverage and other sales increased $2.9 million, or 60.9%. The historic hotel purchased in March 2006 contributed approximately $6.7 million to the increase in overall revenue. Same hotel properties revenues increased approximately $1.7 million, or 6.7%. Direct operating expenses increased $6.2 million, or 39.8%, reflecting increased operating costs, such as payroll costs, hotel franchise and marketing costs and other operating costs associated with the increased hotel revenue as well as increased repair and maintenance costs. In addition, operating costs associated with the historic hotel are fully integrated into the 2006 quarterly results.

Income after direct operating expenses from office and industrial properties decreased $55,000, or 0.8%, in the 2006 quarter compared to the 2005 quarter. Total revenue increased $40,000, or 0.4%, in the 2006 quarter. Occupancy levels have increased slightly in the 2006 quarter from 90.6% at December 31, 2005 to 91.1% at December 31, 2006. Increased revenue generated by the Real Estate Trust’s metropolitan Washington, D.C. portfolio is offset by lower revenue and occupancy from its other office and industrial properties. Direct operating expenses increased $95,000, or 3.0%, due to higher property taxes, insurance and other operating expenses which offset lower repair and maintenance costs.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $238,000, or 70.0%, due to higher interest income in the 2006 quarter reflecting both higher interest rates on invested cash and increased cash balances in the quarter.

Land parcels and other expense remained stable, decreasing $4,000, or 1.3%, in the 2006 quarter when compared to the 2005 quarter.

Interest and amortization of debt expense increased $911,000 in the 2006 quarter when compared to the 2005 quarter. The increase is due to higher mortgage interest and debt amortization of approximately $3.3 million, reflecting the Real Estate Trust’s refinancing activity during fiscal 2006 which was partially offset by lower unsecured note interest of $981,000, increased capitalized interest of $514,000 and lower line of credit interest of $70,000. The 2005 quarter also included a defeasance premium of $829,000 associated with the early payoff of a mortgage liability. The average balance of outstanding borrowings increased to $750.9 million in the 2006 quarter from $603.5 million in the 2005 quarter, reflecting higher mortgage balances which offset lower unsecured note balances. The average cost of borrowings decreased from 7.84% in the 2005 quarter to 7.20% in the 2006 quarter.

Depreciation expense increased $646,000, or 13.3%, reflecting recent hotel acquisitions and capital improvements in both the hotel and office and industrial portfolios that have been placed in service during fiscal 2006 and the first quarter of fiscal 2007.

Advisory, management and leasing fees paid to related parties increased $462,000, or 13.3%, in the 2006 quarter when compared to the 2005 quarter. The advisory fee in the 2006 quarter increased $228,000 over the 2005 quarter due to a contractual increase in the monthly payments. The remainder of the increase, totaling $234,000, was due mainly to higher hotel management fees reflecting the 33.5% increase in overall hotel revenue.

General and administrative expense decreased $81,000, or 8.8%, in the 2006 quarter compared to the 2005 quarter. The decrease is due to lower costs associated with the write off of development expenses for projects that the Real Estate Trust has decided not to pursue which offset increased marketing costs for new development projects.

Equity in earnings of unconsolidated entities reflected net earnings of $3.1 million in the 2006 quarter as compared to $2.5 million in the 2005 quarter, an increase of $600,000, or 24.5%. Earnings from Saul Holdings Partnership and Saul Centers were higher by $434,000 in the 2006 quarter primarily due to increases in operating income generated as a result of the acquisition, development and redevelopment activity of those entities. Losses from other investments totaled $166,000 in the 2005 quarter. These losses are a result of a write-down of a non-public investment accounted for under the equity method. There were no losses from other investments in the 2006 quarter.

On November 22, 2006, the Real Estate Trust received additional proceeds of approximately $1.6 million as final settlement of the February 2004 condemnation of 7.93 acres of land by the Commonwealth of Virginia. The proceeds of $1.6 million include approximately $300,000 in interest income and $8,000 of cost reimbursements. The Real Estate Trust recorded the final gain of approximately $1.2 million, net of approximately $400,000 of related expenses in the 2006 quarter. The initial gain on this condemnation of $2.7 million was recorded in fiscal 2004.

Included in income from operations of discontinued real estate assets for the 2005 quarter are two hotel properties and an other real estate property asset. The sales of the hotel properties closed in December 2005 and January 2006, respectively. The sale of the other real estate asset closed in February 2006. There were no assets held for sale during the 2006 quarter.

Income from operations of discontinued real estate assets totaled $1.4 million for the 2005 quarter. Included in this amount is combined operating income for two hotel properties which were determined to be held for sale on fiscal 2005 of approximately $1.3 million, which includes a gain on sale of approximately $1.3 million, and income from operations of discontinued real estate assets of $67,000. Also included is operating income of $30,000 from the other real estate asset that was sold in February 2006.

BANKING

Overview. The Bank recorded operating income of $33.8 million for the three months ended December 31, 2006 (the “2006 quarter”), compared to operating income of $55.6 million for the three months ended December 30, 2005 (the “2005 quarter”). The decrease in operating income reflects a decrease in servicing, securitization and mortgage banking income and an increase in salaries and employee benefit expenses, which were partially offset by an increase in net interest income. During the quarter ended December 31, 2006, the Bank securitized and/or sold $954.4 million of loans and recognized gains of $15.9 million. During the quarter ended December 31, 2005, the Bank securitized and/or sold $1.2 billion of loans and recognized gains of $31.0 million.

Net Interest Income. Net interest income, before the credit for loan losses, increased $4.7 million (or 4.7%) in the 2006 quarter. The Bank recorded $0.5 million of interest income on non-accrual and restructured loans during the 2006 quarter. The Bank would have recorded additional interest income of $0.2 million during the 2006 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Three Months Ended December 31,
	2006			2005
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$10,812,780	$177,665	6.57%	$11,243,896	$155,956	5.55%
Mortgage-backed securities	1,267,339	14,339	4.53	834,109	8,850	4.24
Federal funds sold and securities purchased under agreements to resell	77,337	1,073	5.55	77,065	780	4.05
Trading securities	5,790	88	6.08	5,854	129	8.81
Investment securities	203,815	2,066	4.05	203,015	1,659	3.27
Other interest-earning assets	187,107	3,045	6.51	215,196	2,022	3.76

Total	12,554,168	198,276	6.32	12,579,135	169,396	5.39

Noninterest-earning assets:
Cash	391,258			390,134
Real estate held for investment or sale	35,832			18,931
Property and equipment, net	606,846			539,489
Automobiles subject to lease, net	46,065			165,242
Goodwill and other intangible assets, net	39,928			37,104
Other assets	781,969			728,563

Total assets	$14,456,066			$14,458,598

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,259,662	1,564	0.28	$2,369,902	1,343	0.23
Savings deposits	925,439	1,067	0.46	1,128,624	811	0.29
Time deposits	3,590,207	41,617	4.64	2,507,300	21,795	3.48
Money market deposits	2,387,134	16,168	2.71	2,535,020	11,791	1.86

Total deposits	9,162,442	60,416	2.64	8,540,846	35,740	1.67
Borrowings	2,686,178	32,941	4.91	3,282,618	33,481	4.08

Total liabilities	11,848,620	93,357	3.15	11,823,464	69,221	2.34

Noninterest-bearing items:
Noninterest-bearing deposits	1,394,161			1,425,532
Other liabilities	256,997			278,022
Minority interest	175,391			175,391
Stockholders’ equity	780,897			756,189

Total liabilities and stockholders’ equity	$14,456,066			$14,458,598

Net interest income		$104,919			$100,175

Net interest spread (2)			3.17%			3.04%

Net yield on interest-earning assets (3)			3.34%			3.19%

Interest-earning assets to interest-bearing liabilities			105.95%			106.39%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals the weighted average yield on total interest-earning assets minus the weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005 Increase (Decrease) Due to Change in
	Volume (1)	Rate (1)	Total Change
Interest income:
Loans (2)	$(35,878)	57,587	$21,709
Mortgage-backed securities	4,867	622	5,489
Securities purchased under agreements to resell	3	290	293
Trading securities	(1)	(40)	(41)
Investment securities	7	400	407
Other interest-earning assets	(1,637)	2,660	1,023

Total interest income	(32,639)	61,519	28,880

Interest expense:
Deposit accounts	2,769	21,907	24,676
Borrowings	(25,896)	25,356	(540)

Total interest expense	(23,127)	47,263	24,136

Increase (decrease) in net interest income	$(9,512)	$14,256	$4,744

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in the 2006 quarter increased $28.9 million (or 17.0%) from the 2005 quarter primarily as a result of higher average yields on loans receivable which more than offset the reduction in interest income from lower average balances. Also contributing to the increased income was an increase in interest income on mortgage-backed securities caused by higher average balances.

The Bank’s net interest spread increased to 3.17% in the 2006 quarter from 3.04% in the 2005 quarter. The 13 basis point increase was primarily the result of a 102 basis point increase in the average yield on loans which was partially offset by an 81 basis point increase in the cost of deposits and borrowings. The ratio of average interest-earning assets to average interest-bearing liabilities was 106.0% for the 2006 quarter essentially unchanged from the 2005 quarter.

Interest income on loans, the largest category of interest-earning assets, increased to $177.7 million for the 2006 quarter from $156.0 million for the 2005 quarter, an increase of 13.9%, because of higher average yields. The average yield on the loan portfolio increased to 6.57% for the 2006 quarter from 5.55% for the 2005 quarter, reflecting increases in the various indices on which interest rates of adjustable rate loans are based. Interest income on residential mortgage loans increased $12.1 million primarily due to a 94 basis point increase in the average yield (to 6.08% from 5.14%) during the 2005 quarter. Lower residential mortgage loan average balances of $291.4 million partially offset the increased interest income on those loans. Higher average yields on home equity loans resulted in a $3.8 million (or 13.8%) increase in interest income on those loans. Higher average balances of and average yields on commercial loans and residential construction loans resulted in a $1.2 million (or 7.8%) and a $6.1 million (or 88.8%) increase in interest income on those loans, respectively. Lower average balances of automobile loans resulted in a $1.3 million (or 60.0%) decrease in interest income on those loans.

Interest income on mortgage-backed securities increased $5.5 million (or 62.0%) primarily due to a $433.2 million increase in average balances and, to a lesser extent, an increase in the average yields on those securities to 4.53% from 4.24%.

Interest expense on deposits increased $24.7 million (or 69.0%) during the 2006 quarter. The increase resulted primarily from a 97 basis point increase in the average rate on deposits (to 2.64% from 1.67%) due to increased rates paid by the Bank in response to higher market interest rates. A $621.6 million increase in average deposit balances also contributed to the increase in interest expense.

Interest expense on borrowings decreased $0.5 million (or 1.6%) in the 2006 quarter compared to the 2005 quarter. Interest expense on advances from the FHLB of Atlanta decreased $1.5 million (or 5.9%) due primarily to lower average balances which were partially offset by higher average rates paid on the advances. Interest expense on securities sold under repurchase agreements decreased $1.5 million (or 51.0%) due primarily to lower average balances of $149.1 million. Interest expense on other borrowings increased $2.4 million (or 96.4%) due to higher average balances and higher average rates paid on those borrowings.

Provision for Loan Losses. During the 2006 quarter, the Bank recorded a credit for loan losses of $0.4 million, compared to a credit for loan losses of $0.6 million in the 2005 quarter. The credit reflects the continued improvement in the overall credit quality of the Bank’s loan portfolio resulting from further declines in the subprime automobile and indirect consumer loan portfolios. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income decreased to $98.2 million in the 2006 quarter from $112.6 million in the 2005 quarter. The $14.4 million (or 12.8%) decrease was primarily attributable to decreases in servicing, securitization and mortgage banking income and automobile rental income. Those decreases were partially offset by an increase in deposit servicing fees.

Servicing, securitization and mortgage banking income decreased to $41.7 million in the 2006 quarter, from $51.7 million in the 2005 quarter, a 19.3% decrease. During the 2006 quarter, the Bank securitized and/or sold $954.4 million of loans and recognized gains of $15.9 million. During the quarter ended December 31, 2005, the Bank securitized and/or sold $1.2 billion of loans and recognized gains of $31.0 million.

Automobile rental income decreased to $3.6 million in the 2006 quarter from $12.5 million in the prior corresponding quarter, a 71.2% decrease. The $8.9 million decrease resulted primarily from a $119.2 million (or 72.1%) decrease in average outstanding leases as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Deposit servicing fees increased $2.3 million (or 6.5%) during the quarter ended December 31, 2006 primarily due to fees generated from the continued expansion of the Bank’s branch and ATM network.

Operating Expenses. Operating expenses during the 2006 quarter increased $12.0 million (or 7.6%) from the 2005 quarter. The increase was largely due to increases in salaries and employee benefits and servicing assets adjustments and other loan expenses which were partially offset by a reduction in depreciation and amortization.

Salaries and employee benefits increased $11.8 million (or 16.5%) in the 2006 quarter due primarily to the increased number of retail branches and the increased number of hours those branches are open.

Servicing assets adjustments and other loan expenses increased to $24.5 million in the 2006 quarter from $22.2 million in the 2005 quarter. As a result of the adoption of SFAS 156, beginning October 1, 2006, servicing assets are no longer amortized but are carried at fair value. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Servicing Assets Activity.

Depreciation and amortization expense decreased $5.3 million (or 26.9%) in the current quarter. Depreciation expense related to automobiles subject to lease decreased $6.3 million, to $2.5 million for the 2006 quarter, due to lower levels of outstanding leases resulting from the Bank’s prior decision to discontinue origination of automobile leases.

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

The Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2006. Based on the foregoing, the Company’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.

During the three months ended December 31, 2006 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II

Item 1.	LEGAL PROCEEDINGS

On January 16, 2007, in Andrews v. Chevy Chase Bank, FSB, the District Court of the Eastern District of Wisconsin ruled against the Bank in a case involving alleged violations of the federal Trust-in-Lending Act. The Bank has appealed the decision and the district court has suspended further proceedings pending a ruling on the appeal. See Note 15 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.

Item 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K are set forth below.

EXHIBITS

EXHIBITS	DESCRIPTION
3.	ORGANIZATIONAL DOCUMENTS

(a)	Second Amended and Restated Declaration of Trust filed with the Maryland State Department of Assessments and Taxation on May 23, 2002 as Exhibit 3(a) to Registration Statement 333-70753 is hereby incorporated by reference.

(b)	Second Amended and Restated By-Laws of the Trust dated as of May 23, 2002 as Exhibit 3(b) to Registration Statement 333-70753 is hereby incorporated by reference.

4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

(a)	Indenture, dated as of February 25, 2004, by and between the Trust and Wells Fargo Bank, National Association, as Trustee, with respect to the Trust’s 7 1/2% Senior Secured Notes due 2014 and 7 1/2% Series B Senior Secured Notes due 2014, including Form of Note, as filed as Exhibit 4 (a) to Registration Statement 333-113640 is hereby incorporated by reference.

(b)	Indenture, dated as of April 14, 2003, between the Trust and U.S. Bank National Association, as Trustee, with respect to the Trust’s Unsecured Notes Due for One Year to Ten Years from Date of Issue, as filed as Exhibit 4(a) to Registration Statement 333-104068 is hereby incorporated by reference.

(c)	Indenture dated as of September 1, 1992 with respect to the Trust’s Notes due from One to Ten Years from Date of Issue filed as Exhibit 4(a) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(d)	First Supplemental Indenture dated as of January 16, 1997 with respect to the Trust’s Notes due from One to Ten years from Date of Issue filed as Exhibit 4(b) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(e)	Second Supplemental Indenture dated as of January 13, 1999 with respect to the Trust’s Notes due from One to Ten Years from Date of Issuance as filed as Exhibit 4(l) to Registration Statement No. 333-70753 is hereby incorporated by reference.

10.	MATERIAL CONTRACTS

(a)	Amended and Restated Advisory Contract dated as of October 1, 2005 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, LLC, filed as Exhibit 10(a) to Trust’s September 30 2005 Form 8-K is hereby incorporated by reference.

(b)	Form of Commercial Asset Management and Leasing Agreement between the Trust and B.F. Saul Property Company filed as Exhibit 10(c) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(c)	Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(d)	First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(e)	Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Bank, F.S.B. and certain real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(f)	Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

(g)	Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	First Amendment to Registration Rights and Lock-Up Agreement dated September 29, 1999 by and among Saul Centers, Inc., the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, Franklin Property Company and Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(i)	Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company, Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.

(j)	Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., B.F. Saul Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended March 31, 2000 is hereby incorporated by reference.

(k)	Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

(l)	Amended and Restated Note Administration Fee Agreement dated as of October 1, 2005, between the Trust, B.F. Saul Company and B.F. Saul Advisory Company L.L.C., as filed as Exhibit 10(n) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(m)	Development Agreement dated as of October 1, 2005 between the Trust and B.F. Saul Property Company, as filed as Exhibit 10(o) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(n)	Amendment No. 1 to Amended and Restated Advisory Contract, made as of April 3, 2006 by and among the Trust and B. F. Saul Company, as filed as Exhibit 10(a) to the Trust’s April 3, 2006 Form 8-K is hereby incorporated by reference.

(o)	Amendment No. 2 to Amended and Restated Advisory Contract, made as of January 18, 2007 by and among the Trust and B. F. Saul Company, filed herewith.

12.	Ratio of Earnings to Fixed Charges (filed herewith).
12.1	Ratio of Consolidated Earnings to Fixed Charges (filed herewith)
31.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).
32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. F. SAUL REAL ESTATE INVESTMENT TRUST
(Registrant)

Date: February 14, 2007	/s/ Stephen R. Halpin, Jr.
Stephen R. Halpin, Jr.
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 14, 2007	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)