Form 10-K/A
period 2006-09-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2007-04-20
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of December 19, 2006 was 4,807,510.

PART I

EXPLANATORY NOTE

This 10-K/A is being filed for the purpose of amending and restating the Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004. Proceeds from the sales of loans that were originated as held for investment and subsequently transferred to loans held for securitization and/or sale were misclassified as cash flows from operating activities instead of cash flows from investing activities. See Note 4 to the Consolidated Financial Statements. We have made no other changes to the previously filed Form 10-K. Unless otherwise indicated, all information in this Form 10-K/A is as of September 30, 2006 and does not reflect any subsequent information or events other than the restatement.

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

BANKING

Regulation

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, which is one of 12 FHLBs administered by the Federal Housing Finance Board, an independent agency within the executive branch of the federal government. The FHLBs serve as central credit facilities for their members. Their primary credit mission is to facilitate residential mortgage lending and support community and economic development activity in rural and urban communities. The Bank regularly obtains advances from the FHLB of Atlanta. At September 30, 2006, the Bank had outstanding advances of $1.3 billion. See Note 24 to the Consolidated Financial Statements in this report and “Deposits and Other Sources of Funds – Borrowings.”

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

During fiscal year 2006, the Bank took reductions totaling $90.9 million to the carrying value of its servicing assets and interest only assets primarily as a result of higher actual prepayments and an increase in estimated future prepayments of loans underlying those assets. Prepayment levels remained high because of the continued flattened or inverted yield curve, that is, the difference between short-term interest rates on the one hand, which determine interest rates on the adjustable rate mortgages generated by the Bank, and long-term interest rates on the other hand, which determine the interest rates on mortgages with interest rates fixed for longer periods. Historical experience has shown that prepayment speeds on adjustable rate loans are generally correlated to the steepness of the yield curve. The steeper the yield curve, the less likely the loan will prepay. The flatter or more inverted the yield curve, the less attractive adjustable rate loans are to consumers and prepayments tend to increase. In addition, as prepayment penalty periods expire, buyers are more likely to prepay their loans. For further information concerning the Bank’s loan servicing rights and loan securitization transactions, see Notes 17 and 18 to the Consolidated Financial Statements in this report.

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

If actual prepayments significantly exceed the estimates used to calculate the values of the interest-only strips receivable, the actual future cash flow could be less than expected and the value of the interest-only strips receivable, as well as the Bank’s earnings, could decline. See Notes 3 and 18 to the Consolidated Financial Statements in this report.

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

BANKING

At September 30, 2006, the Bank conducted its business from its home office at 7926 Jones Branch Drive, McLean, Virginia and its executive offices at 7501 Wisconsin Avenue, Bethesda, Maryland; its operations centers at 6151 and 6200 Chevy Chase Drive, and 14601 Sweitzer Lane, Laurel, Maryland; and 265 full-service offices located in Maryland, Virginia, Delaware and the District of Columbia. On that date, the Bank owned the building and land for 50 of its branch offices and leased its remaining 215 branch offices. Chevy Chase leases the office facilities at 7926 Jones Branch Drive, 6200 Chevy Chase Drive and 14601 Sweitzer Lane. Chevy Chase leases office facilities at 1919 M Street, NW, Washington, DC, which previously housed a subsidiary that relocated to the Bank’s executive offices during 2005. Chevy Chase owns the building and leases the land at 7501 Wisconsin Avenue. In addition, the Bank leases office space in which its subsidiaries are housed. The office facility leases have various terms expiring from fiscal years 2006 to 2033 and the ground leases have terms expiring from fiscal years 2029 to 2081. The Bank owns the building and land for its operations center at 6151 Chevy Chase Drive, Laurel, Maryland. The Bank also owns the office building and leases the land at 7700 Old Georgetown Road, Bethesda, Maryland, and leases the office facilities at 7735 Old Georgetown Road, Bethesda, Maryland. Both of these office facilities were occupied by Bank personnel prior to the consolidation into the Bank’s corporate headquarters. The Bank has leased or is in the process of leasing or subleasing these facilities to third parties. See Note 10 to the Consolidated Financial Statements in this report for lease expense and commitments, and Management’s Discussion And Analysis - Of Financial Condition And Results Of Operations - Capital” in this report for a discussion of the regulatory treatment of one of the Bank’s office buildings.

At September 30, 2006, the net book value of the Bank’s office facilities, including leasehold improvements, was $343.5 million, net of accumulated depreciation of $168.6 million. The Bank owns additional assets, including furniture and data processing equipment. At September 30, 2006, these other assets had a book value of $258.1 million, net of accumulated depreciation of $164.2 million. The Bank also has operating leases, primarily for certain data processing equipment and software. Those leases have month-to-month or year-to-year terms. See Note 19 to the Consolidated Financial Statements in this report.

The Bank also owns automobiles which are leased to third parties. The leases are accounted for as operating leases with lease payments recognized as rental income. At September 30, 2006, automobiles subject to lease had a book value $55.4 million, net of accumulated depreciation of $55.3 million. See Note 20 to the Consolidated Financial Statements in this report.

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

Deferred Taxes. At September 30, 2006, the Bank recorded a net deferred tax liability of $43.7 million, which generally represents the cumulative excess of the Bank’s income tax expense for financial reporting purposes over its actual income tax liability. See Note 36 to the Consolidated Financial Statements in this report.

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

When the Bank sells or securitizes loans, it generally retains the right to service the loans. At September 30, 2006, the Bank continues to service $8.5 billion of securitized residential mortgages. In addition, when the Bank sells or securitizes loans, the Bank may retain a limited amount of recourse through one or more means, most often the establishment of reserve accounts, overcollateralization of receivables or retention of subordinated classes. At September 30, 2006 and 2005, total recourse to the Bank related to loan securitization transactions was $2.7 million and $5.7 million, respectively. See Note 7 to the Consolidated Financial Statements for additional information concerning loan securitization transactions.

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

Other expenses increased $19.8 million (or 31.4%) in the current period primarily because the Bank settled for $16.1 million a lawsuit related to its former credit card operations. See Note 24 to the Consolidated Financial Statements.

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

As discussed in Note 4 to the Consolidated Financial Statements, the accompanying Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2006 have been restated.

/s/ Ernst & Young LLP

McLean, Virginia

December 5, 2006, except for Note 4,

as to which the date is April 19, 2007

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

Consolidated Statements of Cash Flows

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(In thousands)	2006	2005	2004
	(Restated)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net income (loss)	$2,574	$(4,465)	$(15,580)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net gains on sale of property	(6,702)	(1,145)	(2,459)
Depreciation	20,390	19,857	19,053
Amortization of debt expense	2,672	2,197	4,507
Equity in net earnings of unconsolidated entities, net of net distributions of $5,636, $4,910 and $6,527, respectively	(4,415)	(3,336)	(1,262)
Deferred tax expense (benefit)	4,121	(922)	(1,123)
Increase in accounts receivable and accrued income	(7,051)	(4,438)	(10,766)
Increase (decrease) in accounts payable and accrued expenses	550	(493)	(6,023)
Dividends and tax sharing payments	34,031	41,320	33,611
Other	(5,137)	488	(1,725)

	41,033	49,063	18,233

Banking
Net income	54,388	78,063	92,280
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	36,597	40,399	28,502
Decrease in income tax payable	(40,900)	(44,853)	(49,481)
Depreciation and amortization	69,465	103,319	160,509
Credit for loan losses	(9,004)	(11,569)	(14,522)
Minority interest held by affiliates	13,597	19,516	23,070
Minority interest—other	10,000	10,000	18,193
Proceeds from sales of trading securities	224,536	192,105	668,458
Purchases and net fundings of loans held for securitization and/or sale	(4,186,104)	(5,620,487)	(6,686,606)
Proceeds from sales of loans held for securitization and/or sale	4,959,043	5,910,562	5,552,586
(Increase) decrease in interest-only strips receivable	3,910	(60,387)	(148,059)
Increase in servicing assets	(3,466)	(16,737)	(51,588)
Increase in other assets	(88,792)	(88,963)	(20,938)
Increase (decrease) in custodial accounts	(18,767)	4,956	(56,128)
Increase in other liabilities	65,549	19,255	10,267
Other	(890)	18,633	(12,938)

	1,089,162	553,812	(486,395)

Net cash provided by (used in) operating activities	1,130,195	602,875	(468,162)

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Property acquisitions	(108,029)	(13,532)	—
Development/redevelopment expenditures	(19,205)	—	—
Capital expenditures	(31,835)	(16,414)	(17,973)
Property sales, net	17,146	4,715	3,719
Note receivable and accrued interest — related party (advances)/repayments, net	2,800	(5,423)	(4,690)
Equity investment in Saul Holdings and Saul Centers	(6,104)	(5,901)	(3,306)
Other investments	(431)	(776)	(800)

	(145,658)	(37,331)	(23,050)

Banking
Proceeds from maturities of investment securities	—	—	10,000
Purchases of investment securities	—	(129,401)	(34,917)
Proceeds from redemption of Federal Home Loan Bank stock	273,074	282,492	287,599
Purchases of Federal Home Loan Bank stock	(222,430)	(279,238)	(319,573)
Net principal collected on loans	5,505,242	5,451,943	3,558,267
Net funding and purchases of loans receivable	(6,770,029)	(7,235,055)	(5,046,003)
Proceeds from sales of loans transferred to loans held for securitization and/or sale	181,995	405,483	258,212
Principal collected on mortgage-backed securities	184,810	217,497	186,654
Purchases of mortgage-backed securities	(126,788)	(299,866)	(9,105)
Proceeds from sales of automobiles subject to lease	106,333	189,540	299,199
Net purchases of property and equipment	(115,036)	(84,577)	(64,197)
Net proceeds from sales of property and equipment	701	—	23,320
Net proceeds from sales of real estate	4,707	12,031	9,500
Disbursements for real estate held for sale	(11,793)	(5,895)	(3,272)
Purchases of investment management companies	(9,552)	(7,019)	—

	(998,766)	(1,482,065)	(844,316)

Net cash used in investing activities	(1,144,424)	(1,519,396)	(867,366)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and Equipment:

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method, which allocates the cost of the applicable assets over their estimated useful lives as set forth in Note 19. Major improvements and alterations to office premises and leaseholds are capitalized. Leasehold and tenant improvements are amortized over the shorter of the terms of the respective leases (including renewal options that are expected to be exercised) or up to 40 years. Maintenance and repairs are charged to operating expenses as incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Servicing Assets (Continued):

The Bank periodically evaluates its servicing assets for impairment based upon fair value. For purposes of evaluating impairment, the Bank stratifies its servicing assets taking into consideration relevant risk characteristics including loan type and note rate. The fair value of servicing assets is estimated using projected cash flows, adjusted for the effect of anticipated prepayments, and a market discount rate. To the extent the carrying value of servicing assets exceeds the fair value of such assets, a valuation allowance is recorded. See Note 17.

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

Interest-only assets capitalized in the years ended September 30, 2006, 2005 and 2004 amounted to $208.1, $275.4 and $235.9 million, respectively, and were related to the securitization and sale of loan receivables. See Note 18.

Derivative Financial Instruments:

The Bank uses derivative financial instruments to reduce interest-rate risk with respect to its mortgage banking activities. At September 30, 2006 and 2005, all derivatives are recorded on the balance sheet at their fair market value. See Note 30.

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

4. RESTATEMENT:

In April 2007, the Bank determined that it had misclassified certain cash flows related to the sale of loans originated for investment and subsequently transferred to held for securitization and/or sale. Those cash flows were reported as cash flows from operating activities rather than cash flows from investing activities. The impacted line items on the Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004, as previously reported and as restated, are reflected in the following table.

	Year Ended September 30,
	2006		2005		2004
	(As Reported)	(As Restated)	(As Reported)	(As Restated)	(As Reported)	(As Restated)
Proceeds from sales of loans held for securitization and/or sale	$5,141,038	$4,959,043	$6,316,045	$5,910,562	$5,810,798	$5,552,586
Net cash provided by (used in) operating activities – Banking	1,271,157	1,089,162	959,295	553,812	(228,183)	486,395
Net cash provided by (used in) operating activities – Consolidated	1,312,190	1,130,195	1,008,358	602,875	(209,950)	(468,162)

Proceeds from sales of loans transferred to loans held for securitization and/or sale	—	181,995	—	405,483	—	258,212
Net cash used in investing activities – Banking	(1,180,761)	(998,766)	(1,887,548)	(1,482,065)	(1,102,528)	(844,316)
Net cash used in investing activities – Consolidated	(1,326,419)	(1,144,424)	(1,924,879)	(1,519,396)	(1,125,578)	(867,366)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. LIQUIDITY AND CAPITAL RESOURCES—REAL ESTATE TRUST:

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

6. SAUL HOLDINGS LIMITED PARTNERSHIP AND SAUL CENTERS, INC.—REAL ESTATE TRUST:

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

As of September 30, 2006, the Real Estate Trust, through its partnership interest in Saul Holdings of 19.4% and its ownership of common shares of Saul Centers of 27.5% (market value of $212.4 million at September 30, 2006), effectively owns 40.3% of the consolidated entities of Saul Centers. Substantially all of these shares and/or units have been deposited as collateral for the Trust’s revolving lines of credit, see Note 10.

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

7. REAL ESTATE INVESTMENT PROPERTIES—REAL ESTATE TRUST:

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

On September 13, 2005, the Real Estate Trust closed on a $6.2 million purchase of a land parcel from the Bank located in Loudoun County, VA. The purchase was funded from cash on hand, see Note 13.

On July 25, 2005, the Real Estate Trust closed on a $1.9 million purchase of a land parcel from the Bank located in Loudoun County, VA. The purchase was funded from available cash on hand, see Note 13.

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

On May 25, 2005, the Real Estate Trust acquired an approximately 12,000 square foot office building located in Montgomery County, Maryland for approximately $5.3 million, see Note 8.

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

8. REAL ESTATE ACQUIRED – OPERATING PROPERTIES – REAL ESTATE TRUST:

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

9. REAL ESTATE SOLD/DISCONTINUED OPERATIONS – REAL ESTATE TRUST:

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

During fiscal 2005, the Real Estate Trust determined that it would sell two of its hotel properties which no longer met its investment criteria. Therefore, in fiscal 2005, the Real Estate Trust determined that the held for sale criteria in accordance with FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” had been met for both properties. Accordingly, the Real Estate Trust compared the carrying value of these assets to their estimated fair value, less cost to sell, to determine if the assets were impaired. The Real Estate Trust determined that no adjustments to the carrying amounts were required. The sales of the two properties closed on December 16, 2005 and January 19, 2006. Proceeds from the combined sales to the Real Estate Trust totaled approximately $13.4 million. The January 19, 2006 sale included an additional $500,000 issuance of a note by the purchaser. The note, which bears interest at 9.0%, is due on January 18, 2008. Interest accrues on the note beginning on July 12, 2006 through maturity. All principal and accrued interest are due at maturity. Included in Income (loss) from Operations of Discontinued Real Estate Assets on the Consolidated Statements of Operations are the gains on the sales of the hotel assets totaling $3.4 million as well as combined operating losses from the two hotel properties of approximately $2.1 million for the year ended September 30, 2006. Included in the $2.1 operating loss are defeasance charges of $1.8 million as described in Note 11.

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

10. DEBT—REAL ESTATE TRUST:

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

11. EXTINGUISHMENT OF LIABILITIES – REAL ESTATE TRUST:

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

In connection with the hotel asset acquired on November 1, 2005 (see Note 8) the Real Estate Trust, on December 21, 2005, defeased the loan that was assumed with the acquisition of the hotel property. The Real Estate Trust paid $6.6 million into an escrow fund with which United States government securities were purchased. The defeasance was funded by available cash and line of credit borrowings. The government securities became replacement collateral for the loan securing the hotel, and became the sole source of payment of the $5.8 million loan. As a result of the transaction the Real Estate Trust is no longer the primary obligor with respect to this loan. The escrow fund is maintained by Wells Fargo Bank, National Association, as Securities Intermediary and Custodian. The $5.8 million defeased loan was accounted for as if it were extinguished in December 2005. The Real Estate Trust incurred defeasance charges of approximately $900,000, including a prepayment premium of $829,000.

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

12. INCOME FROM COMMERCIAL PROPERTIES—REAL ESTATE TRUST:

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

13. TRANSACTIONS WITH RELATED PARTIES—REAL ESTATE TRUST:

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

SAUL HOLDINGS LIMITED PARTNERSHIP AND SAUL CENTERS, INC.

The Real Estate Trust accounts for these investments under the equity method. The Real Estate Trust’s share of earnings for fiscal 2006, 2005 and 2004 was $10.6, $8.8 and $8.4 million, respectively, see Note 6.

OTHER TRANSACTIONS

The Real Estate Trust leases space to the Bank and Saul Property Co. at several of its income-producing properties. Minimum rents and expense recoveries paid by these affiliates amounted to approximately $5.8, $5.4 and $5.2 million in fiscal 2006, 2005 and 2004, respectively.

14. INVESTMENT AND MORTGAGE-BACKED SECURITIES – THE BANK:

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

15. LOANS RECEIVABLE – THE BANK:

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

16. ALLOWANCE FOR LOSSES – THE BANK:

Activity in the allowance for losses on loans receivable is summarized as follows:

(In thousands)	Year Ended September 30,
	2006	2005	2004
Beginning Balance	$28,640	$37,750	$58,397
Credit for losses	(9,004)	(11,569)	(14,522)
Charge-offs	(6,549)	(14,522)	(26,558)
Recoveries	11,913	16,981	20,433

Ending Balance	$25,000	$28,640	$37,750

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. LOAN SERVICING RIGHTS – THE BANK:

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

18. LOAN SECURITIZATION TRANSACTIONS – THE BANK:

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

19. PROPERTY AND EQUIPMENT – THE BANK:

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

20. AUTOMOBILES SUBJECT TO LEASE – THE BANK:

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

21. LEASES – THE BANK:

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

22. DEPOSIT ACCOUNTS – THE BANK:

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

23. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER SHORT-TERM BORROWINGS – THE BANK:

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

24. FEDERAL HOME LOAN BANK ADVANCES – THE BANK:

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

25. CAPITAL NOTES - SUBORDINATED – THE BANK:

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

26. PREFERRED STOCK – THE BANK:

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

27. COMPENSATION PLANS – THE BANK:

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

28. REGULATORY MATTERS – THE BANK:

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

29. TRANSACTIONS WITH RELATED PARTIES – THE BANK:

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

30. FINANCIAL INSTRUMENTS – THE BANK:

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

31. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS – THE BANK:

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

32. BUSINESS SEGMENTS – THE BANK:

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

33. LITIGATION – THE BANK:

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

34. QUARTERLY FINANCIAL DATA – THE BANK (Unaudited):

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

35. MINORITY INTEREST—THE TRUST:

At September 30, 2006 and 2005, minority interest held by affiliates of $130.5 and $124.9 million represent the 20% minority interest in the Bank’s common shares.

Minority interest — other consists of the following:

	September 30,
(In thousands)	2006	2005
Preferred Stock of Chevy Chase’s REIT subsidiary	$144,000	$144,000
Chevy Chase’s Preferred Stock (See Note 26)	120,622	120,622
Chevy Chase’s ground lease (See below)	31,391	31,391

Total minority interest—other	$296,013	$296,013

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

36. INCOME TAXES—THE TRUST:

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

37. SHAREHOLDERS’ EQUITY—THE TRUST:

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

38. INDUSTRY SEGMENT INFORMATION—REAL ESTATE TRUST:

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

39. CONDENSED FINANCIAL STATEMENTS – THE TRUST:

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

40. SUBSEQUENT EVENTS – THE REAL ESTATE TRUST:

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

Reimbursement Agreement. Pursuant to a reimbursement agreement among the partners of the Saul Holdings Limited Partnership and certain of their affiliates, the Real Estate Trust and two of its subsidiaries have agreed to reimburse Saul Centers and the other partners in the event the Saul Holdings Limited Partnership fails to make payments with respect to certain portions of its debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. As of September 30, 2006, the maximum potential obligation of the Real Estate Trust and its subsidiaries under the agreement was approximately $100 million. See Note 6 to the Consolidated Financial Statements in this report. The Real Estate Trust believes that Saul Holdings Limited Partnership will be able to make all payments due with respect to its debt obligations.

Tax Conflicts. The fair market value of each of the properties contributed to Saul Holdings Limited Partnership and its subsidiaries by the Real Estate Trust and its subsidiaries in connection with the formation of Saul Centers and Saul Holdings Limited Partnership in 1993 exceeded the tax basis of such properties. In the event Saul Centers or its wholly owned subsidiary, Saul QRS, Inc., acting as general partner, causes Saul Holdings Limited Partnership to dispose of, or there is an involuntary disposition of, one or more of such properties, a disproportionately large share of the total gain for federal income tax purposes would be allocated to the Real Estate Trust and its subsidiaries as a result of the property disposition. See Note 6 to the Consolidated Financial Statements in this report.

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

2. Financial Statement Schedules and Supplementary Data

(a) Schedules of the Real Estate Trust:

Schedule I—Condensed Financial Information—For the years ended September 30, 2006, 2005 and 2004.

Schedule III—Consolidated Schedule of Investment Properties As of September 30, 2006.

(b) Exhibits

EXHIBITS	DESCRIPTION
3. ORGANIZATIONAL DOCUMENTS

(a)	Second Amended and Restated Declaration of Trust filed with the Maryland State Department of Assessments and Taxation on May 23, 2002 as Exhibit 3(a) to Registration Statement 333-70753 is hereby incorporated by reference.

(b)	Second Amended and Restated By-Laws of the Trust dated as of May 23, 2002 as Exhibit 3(b) to Registration Statement 333-70753 is hereby incorporated by reference.

4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

(a)	Indenture, dated as of February 25, 2004, by and between the Trust and Wells Fargo Bank, National Association, as Trustee, with respect to the Trust’s 7 1/2% Senior Secured Notes due 2014 and 7 1/2% Series B Senior Secured Notes due 2014, including Form of Note, as filed as Exhibit 4 (a) to Registration Statement 333-113640 is hereby incorporated by reference.

(b)	Indenture, dated as of April 14, 2003, between the Trust and U.S. Bank National Association, as Trustee, with respect to the Trust’s Unsecured Notes Due for One Year to Ten Years from Date of Issue, as filed as Exhibit 4 (a) to Registration Statement 333-104068 is hereby incorporated by reference.

(c)	Indenture dated as of September 1, 1992 with respect to the Trust’s Notes due from One to Ten Years form Date of Issue filed as Exhibit 4(a) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(d)	First Supplemental Indenture dated as of January 16, 1997 with respect to the Trust’s Notes due from One to Ten Years from Date of Issue filed as Exhibit 4(b) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(e)	Second Supplemental Indenture dated as of January 13, 1999 with respect to the Trust’s Notes due from One to Ten Years from Date of Issuance as filed as Exhibit 4(l) to Registration Statement No. 333-70753 is hereby incorporated by reference.

EXHIBITS	DESCRIPTION
10. MATERIAL CONTRACTS

(a)	Amended and Restated Advisory Contract dated as of October 1, 2005 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, LLC, filed as Exhibit 10(a) to Trust’s September 30 2005 Form 8-K is hereby incorporated by reference.

(b)	Form of Commercial Asset Management and Leasing Agreement between the Trust and B.F. Saul Property Company filed as Exhibit 10(c) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(c)	Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(d)	First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(e)	Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Bank, F.S.B. and certain real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(f)	Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

(g)	Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	First Amendment to Registration Rights and Lock-Up Agreement dated September 29, 1999 by and among Saul Centers, Inc., the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, Franklin Property Company and Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(i)	Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company, Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.

(j)	Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., B.F. Saul Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended March 31, 2000 is hereby incorporated by reference.

(k)	Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

(l)	Amended and Restated Note Administration Fee Agreement dated as of October 1, 2005, between the Trust, B.F. Saul Company and B.F. Saul Advisory Company L.L.C., as filed as Exhibit 10(n) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(m)	Development Agreement dated as of October 1, 2005 between the Trust and B.F. Saul Property Company, as filed as Exhibit 10(o) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(n)	Amendment No.1 to Amended and Restated Advisory Contract, made as of April 3, 2006 by and among the Trust and B. F. Saul Company, as filed as Exhibit 10(a) to the Trust’s April 3, 2006 Form 8-K is hereby incorporated by reference.

(o)	A current report on Form 8-K, dated April 18, 2007 was filed by the Trust with the SEC reporting the misclassification of certain cash flows from the sales of loans which were originated for investment and subsequently transferred to loans held for securitization and/or sale. (Item repeated: Item 4.02(a))

12.	Ratio of Earnings to Fixed Charges (filed herewith).

12.1	Ratio of Consolidated Earnings to Fixed Charges (filed herewith).

21.	List of Subsidiaries of the Trust (filed herewith).

31.	Rule 13a – 14(a)/15d – 14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

SCHEDULE I

B.F. SAUL REAL ESTATE INVESTMENT TRUST

CONDENSED FINANCIAL INFORMATION

(a)	Required condensed financial information on the Trust is disclosed in the audited consolidated financial statements included herewith.

(b)	Amounts of cash dividends paid to the Trust by consolidated subsidiaries were as follows:

Year Ended September 30
2006	2005	2004
$32,000,000	$39,200,000	$24,800,000

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

SCHEDULE III

(continued)

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

September 30, 2006

(Dollars in Thousands)

Land Parcels	Accumulated Depreciation	Related Debt	Date of Construction	Date Acquired/ Transferred
Arvida Park of Commerce, Boca Raton, FL	$—	$—		12/84 & 5/85
Ashburn Village, Loudoun Co., VA	—	—		9/05
Cedar Green, Loudoun Co., VA	—	—		10/00
Church Road, Loudoun Co., VA	—	—		9/84 & 4/85
Circle 75, Atlanta, GA	119	—		2/77 & 1/84
Holiday Inn - Auburn Hills, Auburn Hills MI	—	—		8/85
Holiday Inn - Rochester, Roch., NY	—	—		7/97
Loudoun Tech II, Sterling, VA				7/05
Overland Park, Overland Park, KA	—	—		9/86
Prospect Indust. Pk, Ft. Laud., FL	—	—		1/77 & 2/85
Sterling Blvd., Loudoun Co., VA	—	—		10/83 & 8/84
Tysons Park Place II, Fairfax, VA	—	—		4/84,2/00,3/00

Subtotal	$119	$—

Land Parcels	Accumulated Depreciation	Related Debt	Date of Construction	Date Acquired/ Transferred
Circle 75, Atlanta, GA	—	—	11/06
Hampton Inn - Dulles North, Sterling VA	—	—	8/06
Springhill Suites, Sterling VA	—	4,011	11/06
Tysons Park Place II, Fairfax, VA	—	—	9/06

Subtotal	—	$4,011

	$197,855	$489,153

NOTES:

(1)	Includes hotel capital lease obligations of approximately $815,000.

(2)	See Summary of Significant Accounting Policies for basis of recording investment properties and computing depreciation. Investment properties are discussed in Note 7 to Consolidated Financial Statements.

(3)	A reconciliation of the basis of investment properties and accumulated depreciation follows.

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

B.F. SAUL REAL ESTATE INVESTMENT TRUST

April 18, 2007	By:	/s/ B. FRANCIS SAUL II
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

Signature	Title	Date

/s/ B. FRANCIS SAUL II B. Francis Saul II	Trustee, Chairman of the Board (Principal Executive Officer)	April 18, 2007

/s/ STEPHEN R. HALPIN, JR. Stephen R. Halpin, Jr.	Vice President and Chief Financial Officer (Principal Financial Officer)	April 18, 2007

/s/ KENNETH D. SHOOP Kenneth D. Shoop	Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer) Trustee	April 18, 2007

/s/ PHILIP D. CARACI Philip D. Caraci	Trustee	April 18, 2007

/s/ GILBERT M. GROSVENOR Gilbert M. Grosvenor	Trustee	April 18, 2007

/s/ GEORGE M. ROGERS, JR. George M. Rogers, Jr.	Trustee	April 18, 2007

/s/ B. FRANCIS SAUL III B. Francis Saul III	Trustee	April 18, 2007

/s/ JOHN R. WHITMORE John R. Whitmore	Trustee	April 18, 2007