Form 10-Q/A
period 2006-12-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2007-04-20
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This 10-Q/A is being filed for the purpose of amending and restating the Condensed Consolidated Statements of Cash Flows for the quarter ended December 31, 2006. Proceeds from the sales of loans that were originated as held for investment and subsequently transferred to loans held for securitization and/or sale were misclassified as cash flows from operating activities instead of cash flows from investing activities. See Note 16 to the Condensed Consolidated Financial Statements. We have made no other changes to the previously filed Form 10-Q. Unless otherwise indicated, all information in this Form 10-Q/A is as of December 31, 2006 and does not reflect any subsequent information or events other than the restatement.

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

Consolidated Statements of Cash Flows

B.F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(In thousands)	2006	2005
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss	$(209)	$(796)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of property	(1,209)	(1,256)
Depreciation	5,231	4,859
Amortization of debt expense	746	682
Equity in earnings of unconsolidated entities, net	(3,051)	(2,451)
Deferred tax expense (benefit)	153	(75)
Decrease in accounts receivable and accrued income	2,145	321
Increase in accounts payable and accrued expenses	1,464	2,951
Dividends and tax sharing payments	8,000	9,638
Other	1,345	(2,278)

	14,615	11,595

Banking
Net income	12,419	23,098
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premiums, discounts and net deferred loan fees	9,683	9,776
Increase in income taxes payable	13,728	17,501
Depreciation and amortization	14,551	19,895
Credit for loan losses	(382)	(557)
Minority interest held by affiliates	3,105	5,774
Minority interest—other	2,500	2,500
Proceeds from sales of trading securities	45,620	68,429
Purchases and net fundings of loans held for securitization and/or sale	(1,105,107)	(1,102,290)
Proceeds from sales of loans held for securitization and/or sale	909,032	1,171,932
(Increase) decrease in interest-only strips receivable	7,653	(5,807)
(Increase) decrease in servicing assets	6,470	(739)
(Increase) decrease in other assets	(3,519)	6,928
Decrease in other liabilities	(1,016)	(43,135)
Other	(488)	(1,887)

	(85,751)	171,418

Net cash (used in) provided by operating activities	(71,136)	183,013

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Property acquisition	—	(7,081)
Development/redevelopment expenditures	(13,117)	(2,152)
Capital expenditures	(5,993)	(5,950)
Property sales, net	1,485	7,620
Net repayments (advances), note receivable—related party	2,700	(2,300)
Equity investment in unconsolidated entities, net	(8,960)	—
Other investments	30	(158)

	(23,855)	(10,021)

Banking
Purchases of investment securities	(6,350)	—
Proceeds from redemption of Federal Home Loan Bank Stock	70,938	56,385
Purchases of Federal Home Loan Bank stock	(81,833)	(42,238)
Net principal collected on loans	1,261,365	1,472,922
Net fundings and purchases of loans receivable	(1,274,930)	(1,776,686)
Proceeds from sales of loans transferred to loans held for securitization and/or sale	1,889	—
Principal collected on mortgage-backed securities	49,305	49,933
Purchases of mortgage-backed securities	(20,074)	(23,223)
Proceeds from sales of automobiles subject to lease	15,258	27,935
Net purchases of property and equipment	(20,521)	(22,103)
Net proceeds from sales of real estate	2,071	913
Disbursements for real estate held for sale	(3,706)	(1,092)
Purchase of investment management company	—	(8,803)

	(6,588)	(266,057)

Net cash used in investing activities	(30,443)	(276,078)

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

16. RESTATEMENT:

In April 2007, the Bank determined that it had misclassified certain cash flows related to the sale of loans originated for investment and subsequently transferred to held for securitization and/or sale as cash flows from operating activities rather than cash flows from investing activities. The impacted line items on the Consolidated Statements of Cash Flows for the quarter ended December 31, 2006, as previously reported and as restated, are reflected in the following table.

	Three Months Ended December 31, 2006
	(As Restated)	(As Restated)
Proceeds from sales of loans held for securitization and/or sale	$910,921	$909,032
Net cash provided by (used in) operating activities – Banking	(83,862)	(85,751)
Net cash provided by (used in) operating activities – Consolidated	(69,247)	(71,136)
Proceeds from sales of loans transferred to loans held for securitization and/or sale	—	1,889
Net cash used in investing activities – Banking	(8,477)	(6,588)
Net cash used in investing activities – Consolidated	(32,332)	(30,443)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

B. F. SAUL REAL ESTATE INVESTMENT TRUST
(Registrant)

Date: April 18, 2007	/s/ Stephen R. Halpin, Jr.
Stephen R. Halpin, Jr.
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 18, 2007	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)