Form 10-Q
period 2007-03-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2007-05-14
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of May 14, 2007, was 4,807,510.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets

B. F. SAUL REAL ESTATE INVESTMENT TRUST

(In thousands, except per share and share amounts)	March 31, 2007	September 30, 2006
	(Unaudited)
ASSETS
Real Estate
Income-producing properties
Hotel	$384,427	$359,805
Office and industrial	264,278	210,015
Other	1,128	1,128

	649,833	570,948
Accumulated depreciation	(230,539)	(197,855)

	419,294	373,093
Land parcels	42,441	44,582
Construction in progress	44,625	34,946
Investment in Saul Holdings and Saul Centers	117,059	89,802
Cash and cash equivalents	15,690	46,391
Note receivable and accrued interest—related party	8,350	10,300
Other assets	65,236	63,698

Total real estate assets	712,695	662,812

Banking
Cash and other deposits	443,875	410,188
Loans held for securitization and/or sale	630,135	467,574
Investment securities (market value $207,809 and $200,152, respectively)	208,382	201,455
Mortgage-backed securities (market value $1,214,571 and $1,266,970, respectively)	1,230,957	1,289,718
Loans receivable (net of allowance for losses of $25,000 at both period ends)	10,244,282	10,120,821
Federal Home Loan Bank stock	72,970	85,449
Property and equipment, net	605,505	601,592
Automobiles subject to lease, net	21,474	55,448
Goodwill and other intangible assets, net	40,416	39,970
Interest-only assets	299,516	344,317
Servicing assets	162,291	168,059
Other assets	342,751	356,530

Total banking assets	14,302,554	14,141,121

TOTAL ASSETS	$15,015,249	$14,803,933

LIABILITIES
Real Estate
Mortgage notes payable	$497,310	$488,339
Notes payable—secured	250,000	250,000
Secured revolving credit facilities	65,000	—
Notes payable—unsecured	—	21,398
Other liabilities and accrued expenses	30,718	31,361
Deferred tax liability, net	36,329	41,281

Total real estate liabilities	879,357	832,379

Banking
Deposit accounts	11,006,296	10,445,764
Borrowings	676,110	822,639
Federal Home Loan Bank advances	1,065,999	1,343,312
Other liabilities	429,727	405,744
Capital notes—subordinated	175,000	175,000

Total banking liabilities	13,353,132	13,192,459

Commitments and contingencies
Minority interest held by affiliates	130,682	130,529
Minority interest—other	296,013	296,013

TOTAL LIABILITIES	14,659,184	14,451,380

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	299,805	296,293

	399,906	396,394
Less cost of 1,834,088 common shares of beneficial interest in treasury	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	356,065	352,553

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,015,249	$14,803,933

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations (Unaudited)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(In thousands, except per share amounts)	2007	2006	2007	2006
REAL ESTATE
Income
Hotels	$34,408	$28,303	$68,022	$53,477
Office and industrial (including $1,443, $1,523, $2,865 and $2,834 of rental income from banking segment, respectively)	10,193	10,208	20,340	20,315
Sales of townhomes	4,585	—	4,585	—
Other	360	560	938	899

Total income	49,546	39,071	93,885	74,691

Expenses
Direct operating expenses:
Hotels	22,147	16,785	44,081	32,469
Office and industrial properties	3,322	3,290	6,536	6,408
Land parcels and other	358	301	660	609
Cost of sales, townhomes	3,733	—	3,733	—
Interest and amortization of debt expense	13,049	11,276	26,208	23,524
Depreciation	5,406	4,807	10,911	9,666
Advisory, management and leasing fees—related parties	4,145	3,841	8,071	7,305
General and administrative	1,021	639	1,863	1,562

Total expenses	53,181	40,939	102,063	81,543

Equity in earnings (losses) of unconsolidated entities:
Saul Holdings and Saul Centers	2,988	2,537	6,039	5,154
Other	—	(74)	—	(240)
Gain on sale of land	—	416	1,209	416

REAL ESTATE OPERATING (LOSS) INCOME	$(647)	$1,011	$(930)	$(1,522)

BANKING
Interest income
Loans	$184,351	$169,626	$362,016	$325,582
Mortgage-backed securities	14,746	9,486	29,781	18,911
Other	6,007	6,382	12,280	10,972

Total interest income	205,104	185,494	404,077	355,465

Interest expense
Deposit accounts	62,885	42,586	123,301	78,326
Borrowings	31,898	35,443	64,839	68,924

Total interest expense	94,783	78,029	188,140	147,250

Net interest income	110,321	107,465	215,937	208,215
Credit for loan losses	(625)	(1,222)	(991)	(1,779)

Net interest income after credit for loan losses	110,946	108,687	216,928	209,994

Other income
Deposit servicing fees	36,080	33,610	73,916	69,129
Servicing, securitization and mortgage banking income	7,794	8,985	48,794	60,083
Automobile rental income, net	2,221	10,051	5,823	22,576
Asset management fees	9,819	10,472	18,431	17,151
Other	5,240	6,237	11,652	12,399

Total other income	61,154	69,355	158,616	181,338

Continued on following page.

Consolidated Statements of Operations (Unaudited) (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(In thousands, except per share amounts)	2007	2006	2007	2006
BANKING (Continued)

Operating expenses
Salaries and employee benefits	$88,254	$79,746	$171,972	$151,634
Servicing assets amortization and other loan expenses	26,212	25,576	50,712	47,754
Property and equipment (including $1,443, $1,523 $2,865 and $2,834 of rental expense paid to real estate segment, respectively)	16,297	13,551	31,199	26,809
Marketing	3,966	4,037	9,082	9,714
Data processing	11,005	9,672	21,289	19,669
Depreciation and amortization	13,713	18,539	28,264	38,434
Other	17,759	18,951	34,372	33,764

Total operating expenses	177,206	170,072	346,890	327,778

BANKING OPERATING (LOSS) INCOME	$(5,106)	$7,970	$28,654	$63,554

TOTAL COMPANY
(Loss) income from continuing operations before income taxes and minority interest	$(5,753)	$8,981	$27,724	$62,032
Income tax (benefit) provision	(4,197)	960	6,675	19,556

(Loss) income from continuing operations before minority interest	(1,556)	8,021	21,049	42,476
Minority interest held by affiliates	1,687	90	(1,418)	(5,684)
Minority interest—other	(7,307)	(7,290)	(14,597)	(14,562)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(7,176)	821	5,034	22,230
Discontinued real estate operations:
Income from operations of discontinued real estate assets
(including gain on disposal of $-0-, $5,030, $-0- and $6,286, respectively)	—	2,872	—	4,225
Income tax provision	—	1,174	—	1,635

INCOME FROM DISCONTINUED REAL ESTATE OPERATIONS	—	1,698	—	2,590

TOTAL COMPANY NET (LOSS) INCOME	$(7,176)	$2,519	$5,034	$24,820
Dividends: Real Estate Trust’s preferred shares of beneficial interest	(1,355)	(1,355)	(2,709)	(2,709)

NET (LOSS) INCOME AVAILABLE TO COMMON
SHAREHOLDERS	$(8,531)	$1,164	$2,325	$22,111

NET (LOSS) INCOME PER COMMON SHARE
Income (loss) from continuing operations	$(1.78)	$(0.12)	$0.48	$4.06
Discontinued operations	—	0.36	—	0.54

NET (LOSS) INCOME PER COMMON SHARE (BASIC AND DILUTED)	$(1.78)	$0.24	$0.48	$4.60

DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.68	$0.68	$0.68	$0.68

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity (Unaudited)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(Dollars in thousands)	2007	2006	2007	2006
COMPREHENSIVE (LOSS) INCOME

Net (loss) income	$(7,176)	$2,519	$5,034	$24,820
Other comprehensive income	—	—	—	—

TOTAL COMPREHENSIVE (LOSS) INCOME	$(7,176)	$2,519	$5,034	$24,820

CHANGES IN SHAREHOLDERS’ EQUITY

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)	$516	$516	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)	6,642	6,642	6,642	6,642

PAID-IN SURPLUS
Beginning and end of period	92,943	92,943	92,943	92,943

RETAINED EARNINGS
Beginning of period	312,137	270,716	296,293	249,083
Net (loss) income	(7,176)	2,519	5,034	24,820
Adjustments:
Saul Holdings investment	1,407	320	3,123	1,006
Other	(1,917)	—	(1,917)	—
Dividends:
Real Estate Trust preferred shares of beneficial interest	(1,355)	(1,355)	(2,709)	(2,709)
Real Estate Trust common shares of beneficial interest	(3,291)	(3,291)	(3,291)	(3,291)
Cumulative effect of a change in accounting principle, net of tax	—	—	3,272	—

End of period	299,805	268,909	299,805	268,909

TREASURY SHARES
Beginning and end of period (1,834,088 shares)	(43,841)	(43,841)	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	$356,065	$325,169	$356,065	$325,169

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Six Months Ended March 31,
(In thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net (loss) income	$(637)	$2,083
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	10,911	9,666
Amortization of debt expense	1,248	1,157
Equity in net earnings of unconsolidated entities, net of net distributions of $1,899 in 2006	(6,039)	(3,015)
Gain on sale of properties	(1,209)	(6,702)
Deferred tax (benefit) provision	(336)	113
Increase in accounts receivable and accrued income	(273)	(1,257)
(Decrease) increase in accounts payable and accrued expenses	(256)	519
Dividends and tax sharing payments	20,694	18,500
Other, net	(2,894)	(3,092)

	21,209	17,972

Banking
Net income	5,671	22,737
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	18,282	20,320
Increase (decrease) in income taxes payable	17,390	(42,812)
Depreciation and amortization	28,264	38,434
Credit for loan losses	(991)	(1,779)
Minority interest held by affiliates	1,418	5,684
Minority interest—other	5,000	5,000
Proceeds from sales of trading securities	84,139	108,567
Purchases and net fundings of loans held for securitization and/or sale	(2,159,592)	(2,365,875)
Proceeds from sales of loans held for securitization and/or sale	1,923,294	2,336,763
Decrease in interest-only strips receivable	44,801	26,051
Increase (decrease) in servicing assets	12,491	(1,338)
Increase (decrease) in other assets	20,485	(686)
Increase (decrease) in other liabilities	3,960	(12,664)
Other	(447)	5,778

	4,165	144,180

Net cash provided by operating activities	25,374	162,152

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Property acquisitions	(47,137)	(107,992)
Development/redevelopment expenditures, net of $3,431 allocated to cost of sales in 2007	(26,541)	(10,772)
Capital expenditures	(11,360)	(11,055)
Property sales, net	1,485	17,146
Note receivable and accrued interest — related party payments (advances), net	1,950	(3,300)
Equity investment in Saul Holdings and Saul Centers	(16,415)	—
Other investments	(65)	(267)

	(98,083)	(116,240)

Banking
Purchases of investment securities	(6,350)	—
Proceeds from redemption of Federal Home Loan Bank Stock	158,753	126,921
Purchases of Federal Home Loan Bank Stock	(146,274)	(100,831)
Net principal collected on loans	2,428,392	2,748,672
Net fundings and purchases of loans receivable	(2,588,327)	(3,132,326)
Proceeds from sales of loans transferred to loans held for securitization and/or sale	2,052	87,341
Principal collected on mortgage-backed securities	90,707	87,713
Purchases of mortgage-backed securities	(33,486)	(58,757)
Proceeds from sales of automobiles subject to lease	29,867	58,167
Net purchases of property and equipment	(55,320)	(50,869)
Net proceeds from sales of property and equipment	26,293	457
Net proceeds from sales of real estate	9,122	3,827
Disbursements for real estate held for sale	(6,916)	(2,610)
Purchase of investment management company	(675)	(8,803)

	(92,162)	(241,098)

Net cash used in investing activities	(190,245)	(357,338)

Continued on following page.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Six Months Ended March 31,
(In thousands)	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Net proceeds from secured revolving credit facilities	$65,000	$35,000
Proceeds from mortgage financings	17,735	85,500
Principal curtailments and repayments of mortgages	(8,764)	(103,544)
Proceeds from unsecured bridge loan	—	86,193
Proceeds from sales of unsecured notes	—	935
Repayments of unsecured notes	(21,398)	(4,570)
Costs of obtaining financings	(400)	(2,747)
Cash dividends paid on preferred stock	(2,709)	(2,709)
Cash dividends paid on common stock	(3,291)	(3,291)

	46,173	90,767

Banking
Proceeds from customer deposits and sales of certificates of deposit	46,063,855	40,769,424
Customer withdrawals of deposits and payments for maturing certificates of deposit	(45,503,323)	(40,080,527)
Advances from the Federal Home Loan Bank	7,070,914	11,188,020
Repayments of advances from the Federal Home Loan Bank	(7,348,227)	(11,767,770)
Net increase in other borrowings	(146,530)	(26,983)
Capital contribution from parent	9,995	—
Cash dividends paid on preferred stock	(5,000)	(5,000)
Cash dividends paid on common stock	(20,000)	(20,000)

	121,684	57,164

Net cash provided by financing activities	167,857	147,931

Net increase (decrease) in cash and cash equivalents	2,986	(47,255)
Cash and cash equivalents at beginning of period	456,579	521,419

Cash and cash equivalents at end of period	$459,565	$474,164

Components of cash and cash equivalents at end of period as presented in theconsolidated balance sheets:
Real Estate
Cash and cash equivalents	$15,690	$6,419
Banking
Cash and other deposits	443,875	467,745

Cash and cash equivalents at end of period	$459,565	$474,164

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$200,741	$149,439
Income taxes, net	(6,167)	63,428
Shares of Saul Centers, Inc. common stock	24,160	1,876
Cash received during the period from:
Dividends on shares of Saul Centers, Inc. common stock	4,068	3,775
Distributions from Saul Holdings Limited Partnership	3,677	3,575
Supplemental disclosures of noncash activities:
Rollovers of notes payable—unsecured	—	823
Loans held for sale and/or securitization exchanged for trading securities	83,740	114,187
Loans receivable transferred to real estate acquired in settlement of loans	7,813	3,177

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL:

The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term “Trust” used in the text and the financial statements included herein refers to the consolidated entity, which includes B.F. Saul Real Estate Investment Trust and its subsidiaries, including Chevy Chase Bank, F.S.B. and its subsidiaries (“Chevy Chase” or the “Bank”). “Real Estate Trust” refers to B.F. Saul Real Estate Investment Trust and its subsidiaries, excluding Chevy Chase and Chevy Chase’s subsidiaries. The operations conducted by the Real Estate Trust are designated as “Real Estate,” while the business conducted by the Bank and its subsidiaries is identified by the term “Banking.” In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust’s audited consolidated financial statements included in its Form 10-K/A for the fiscal year ended September 30, 2006. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Certain reclassifications of prior periods’ information have been made to conform to the presentation for the three and six months ended March 31, 2007, including the reclassification of certain income and expense amounts to operations of discontinued real estate assets and the reclassification of capital expenditures and identifiable assets to the residential segment of Industry Segment Information – Real Estate Trust, see Note 11, to assure comparability of all periods presented.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following accounting policies should be read in conjunction with the Trust’s audited consolidated financial statements and the accompanying notes included in its Form 10-K/A for the fiscal year ended September 30, 2006.

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

The purchase price allocation for the acquisition of a hotel property is determined based on the relative fair vale of the components of the property, which include land, building, personal property, franchise relationships, brand names, any in-place leases and other intangibles. The valuation of the personal property is based on management’s evaluation of the value of such property. The personal property is amortized over its remaining estimated useful life. To the extent that franchise relationship, trade name or other intangibles are present in an acquisition, the fair value of the intangibles are amortized over their estimated useful life or evaluated for impairment under SFAS No. 142, if determined to have an indefinite life. An impairment charge on indefinite lived intangible assets is recognized if the fair value is less than the carrying amount. At March 31, 2007 and September 30, 2006, indefinite lived intangible assets totaled $9.0 million, equal to their fair value, and are included in Other Assets on the balance sheet.

Real estate investment properties, including properties under development and land held for future development, are reviewed for potential impairment losses quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Real Estate Trust has not recognized an impairment loss on any of its real estate.

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed the assets are placed in service, their operating income, operating expenses, consisting mainly of real estate taxes, payroll, repairs and maintenance, utilities, insurance, franchise, marketing and other property related expenses and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized during the six-month periods ended March 31, 2007 and 2006 totaled $1.0 million and $286,000, respectively.

CONSTRUCTION IN PROGRESS

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. The Construction in Progress balance as of March 31, 2007 and September 30, 2006 is as follows:

Construction in Progress

(In thousands)

	March 31, 2007	September 30, 2006
Circle 75 Townhomes	$18,083	$9,153
Circle 75 Infrastructure	6,915	7,248
Tysons Park Place II	11,189	1,805
Dulles Hampton Inn	8,438	1,864
Dulles SpringHill Suites	—	14,876

Total	$44,625	$34,946

Construction of the Dulles SpringHill Suites was substantially completed and the project was placed in service on January 8, 2007.

The decrease in the Circle 75 Infrastructure results from costs being allocated to townhome units upon sale.

INCOME RECOGNITION FROM THE SALE OF TOWNHOMES

The Real Estate Trust is engaged in the development, construction, marketing and sale of residential townhomes where the planned construction cycle is less than 12 months. For these townhomes, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), revenue is recognized and costs of sales are recorded when each townhome sale is closed and title is conveyed to the buyer, adequate cash payment is received and there is no continued involvement by the Real Estate Trust.

Cost of townhome sales are determined on an identified cost and relative sales value basis. Changes in estimates of expected sales or costs are accounted for prospectively.

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

BANKING

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS 140 to require an entity (i) to initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable; (ii) to separately present servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position; and (iii) to provide additional disclosures for all separately recognized servicing assets and servicing liabilities. In addition, SFAS 156 permits an entity to irrevocably choose either the amortization method or the fair value measurement method for the subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. The Bank adopted SFAS 156 on October 1, 2006, and identified its mortgage servicing rights (“MSRs”) relating primarily to residential mortgage loans as a class of servicing rights and elected to apply fair value accounting to this class of MSRs. Presently, this class, which also includes servicing rights related to home equity and home improvement loans, represents all of the Bank’s MSRs. The impact of the adoption, which represents the difference between the fair value and the carrying amount of the MSRs, net of any related valuation allowance, was $4.2 million, net of related income taxes, and was recorded as a cumulative-effect adjustment to retained earnings on October 1, 2006.

The following table sets forth information regarding the Bank’s servicing fees collected during the periods indicated.

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2007	2006	2007	2006
Loan servicing fees (1)	$11,443	$11,254	$23,026	$22,938
Late charges (2)	568	488	1,094	944
Other servicing fees (1)	5,420	5,479	11,696	11,469

Total	$17,431	$17,221	$35,816	$35,351

(1)	Included in servicing, securitization and mortgage banking income on the Condensed Consolidated Statements of Operation.
(2)	Included in other income on the Condensed Consolidated Statements of Operation.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007, but early adoption is permitted. Upon adoption, SFAS 159 allows entities to make a one-time irrevocable election to measure certain existing financial assets and liabilities at fair value and report the unrealized gains and losses on those items in earnings at each subsequent reporting date. The Bank plans to adopt SFAS 159 as of October 1, 2007, and elect fair value treatment of its mortgage loans held for sale. The impact of the adoption of SFAS 159 cannot be determined until the value of those mortgage loans is known; however, based on current activity and values, the impact is not expected to be material. When adopting SFAS 159, entities must also adopt SFAS 157, “Fair Value Measurements,” issued in September 2006, which defines fair value and outlines the hierarchy of inputs that should be used when calculating fair value.

3.	CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying financial statements include the accounts of the Real Estate Trust, which is involved in the ownership and development of income-producing properties. The accounts of the Bank have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results and cash flows for two business operations: Real Estate and Banking. All significant inter-company transactions, except as disclosed elsewhere in the financial statements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the Bank are presented gross in the Consolidated Statements of Cash Flows. For purposes of calculating primary and diluted earnings per share, weighted average common shares outstanding totaled 4,807,510 for all periods presented. The Trust has no common share equivalents. On January 18, 2007, the Trust declared a dividend on its common shares of $0.248 per share, totaling approximately $1.2 million, payable on January 19, 2007, to holders of record on December 29, 2006. On March 8, 2007, the Trust declared a dividend on its common stock of $0.4362 per share, totaling approximately $2.1 million, payable on March 13, 2007, to holders of record on March 9, 2007.

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

During the six-month period ended March 31, 2007, the Real Estate Trust purchased, through dividend reinvestment and on the open market, approximately 445,000 shares of common stock of Saul Centers, Inc. (“Saul Centers”), and as of March 31, 2007 owned approximately 5,166,000 shares representing 29.6% of such company’s outstanding common stock. As of March 31, 2007, the market value of the total shares was approximately $294.0 million. The majority of these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

In fiscal 1993, the Real Estate Trust entered into a series of transactions in connection with the initial public offering of Saul Centers. The Real Estate Trust transferred its 22 shopping centers and one of its office properties, together with the $196 million of mortgage debt and deferred interest associated with such properties, to a newly formed partnership, Saul Holdings Limited Partnership (“Saul Holdings Partnership”), in which as of March 31, 2007 the Real Estate Trust owns (directly and through its wholly owned subsidiaries) a 19.1% interest, other entities affiliated with the Real Estate Trust own a 4.6% interest and Saul Centers owns a 76.3% interest. Under the Saul Holdings Partnership agreement, the units are generally convertible on a one-for-one basis into common stock of Saul Centers. However, the limited partnership units were not convertible as of March 31, 2007 because pursuant to the Saul Holdings Limited Partnership Agreement, the Real Estate Trust and other affiliated entities own in excess of 24.9% of the Saul Centers Equity Securities. The Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly distributions to the partners out of net cash flow. During the six-month period ended March 31, 2007, the Real Estate Trust received total cash distributions of $3.7 million from Saul Holdings Partnership which were all reinvested in common stock of Saul Centers. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s credit line banks.

Pursuant to a reimbursement agreement among the partners of Saul Holdings Partnership and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At March 31, 2007, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $100.0 million. The Real Estate Trust believes that Saul Holdings will be able to make all payments due with respect to its debt obligations.

5. INVESTMENT IN SAUL CENTERS INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP—REAL ESTATE

TRUST (Continued):

The unaudited condensed Consolidated Balance Sheets as of March 31, 2007 and September 30, 2006, and the unaudited Consolidated Statements of Operations for the six month period ended March 31, 2007 and 2006 of Saul Centers, Inc. follow:

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	March 31, 2007	September 30, 2006
Assets
Real estate investments	$848,315	$834,050
Accumulated depreciation	(219,455)	(210,025)
Other assets	72,715	65,714

Total assets	$701,575	$689,739

Liabilities and stockholders’ equity
Mortgage notes payable	$483,892	$490,897
Other liabilities	75,114	73,800

Total liabilities	559,006	564,697
Minority interests	5,537	5,926
Total stockholders’ equity	137,032	119,116

Total liabilities and stockholders’ equity	$701,575	$689,739

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended March 31,
(In thousands)	2007	2006
Revenue
Base rent	$57,316	$52,653
Other revenue	15,271	13,647

Total revenue	72,587	66,300

Expenses
Operating expenses	15,952	14,086
Interest and amortization of deferred debt expense	16,592	15,677
Depreciation and amortization	12,857	12,265
General and administrative	5,189	5,035

Total expenses	50,590	47,063

Net operating income before minority interests	21,997	19,237

Minority interests	(4,328)	(3,649)

Net income	17,669	15,588

Preferred dividends	(4,000)	(4,000)

Net income available to common shareholders	$13,669	$11,588

6.	REAL ESTATE ACQUIRED – REAL ESTATE TRUST:

On March 29, 2007, the Real Estate Trust acquired an approximately 178,000 square foot office building located in Bethesda, Maryland from the Bank for a purchase price of $46.0 million. The acquisition was funded by the Real Estate Trust’s revolving credit facilities and with cash on hand. The purchase price for the acquisition was established using an independent appraisal. The Bank realized an after tax gain totaling $9.6 million on the sale. The gain was eliminated in consolidation and the Real Estate Trust has recorded this office building using the Bank’s basis. The results of operations of the office building will be included in the Real Estate section of the consolidated statements of operations beginning April 1, 2007.

7.	RELATED PARTY TRANSACTIONS – REAL ESTATE TRUST:

Under an existing unsecured note receivable from B.F. Saul Company, which was modified and amended on October 1, 2005, not to exceed $30.0 million, the Real Estate Trust received net curtailments of $1.9 million during the six-month period ended March 31, 2007. At March 31, 2007 and September 30, 2006, the note balance totaled $8.4 million and $10.3 million, respectively. Interest is computed on the note at 200 basis points over a floating rate index. Interest earned on the note totaled $315,000 and $458,000 for the six-month periods ended March 31, 2007 and 2006, respectively. The note is due and payable on September 30, 2015.

8.	DISCONTINUED OPERATIONS/REAL ESTATE SOLD – REAL ESTATE TRUST:

On November 22, 2006, the Real Estate Trust received additional proceeds of approximately $1.6 million as final settlement of the February 2004 condemnation of 7.93 acres of land by the Commonwealth of Virginia. The proceeds of $1.6 million include approximately $300,000 in interest income and $8,000 of cost reimbursements. The Real Estate Trust recorded the final gain of approximately $1.2 million, net of approximately $400,000 of related expenses during the six-month period ended March 31, 2007. The initial gain on this condemnation of $2.7 million was recorded in fiscal 2004.

In February 2006, the Real Estate Trust was notified that a 3.71 acre parcel of land had been condemned by the Virginia Department of Transportation. Proceeds of approximately $708,000 were originally placed in escrow then received by the Real Estate Trust on August 8, 2006. An initial gain of $416,000 was recorded in the quarter ended March 31, 2006.

Included in income from operations of discontinued real estate assets for the six-month period ended March 31, 2006 (“2006 period”) are two hotel properties and an other real estate property asset. The sales of the hotel properties closed in December 2005 and January 2006, respectively. The sale of the other real estate asset closed in February 2006. There was no income from operations of discontinued real estate assets during the six-month period ended March 31, 2007.

Income from operations of discontinued real estate assets totaled $4.2 million in the 2006 period. Net operating results for the two hotel properties for the 2006 period produced income from operations of discontinued real estate assets of approximately $1.3 million for the 2006 period, which includes a combined gain on sale of approximately $3.4 million, and a loss from operations of discontinued real estate assets of $2.1 million. Included in the loss from operations is $1.8 million of costs associated with the defeasance of a mortgage which secured one of the hotel properties. Also included in income from operations of discontinued real estate assets in the 2006 period is a gain on the sale of one of the Real Estate Trust’s other real estate assets of $2.9 million and income from operations of the other real estate asset of approximately $47,000. This asset was sold in February 2006.

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

10.	MORTGAGE NOTES PAYABLE – REAL ESTATE TRUST:

On March 30, 2007, the Real Estate Trust received a commitment from a lender for a $105.0 million construction/permanent loan for its Tysons Park Place II development. The loan, which is scheduled to close in the Real Estate Trust’s 2007 third fiscal quarter is for a term of 14.5 years and will bear interest at 6.28%. Interest only will be payable for the initial three years, thereafter monthly interest and principal will be payable based on a 30 year amortization period. The loan will be used to fund the majority of the construction costs for the Tysons Park Place II development.

On March 29, 2007, the Real Estate Trust closed on a $21.2 million construction loan which will be used to finance the construction of the Hampton Inn Dulles located in Loudoun County, Virginia. The loan, which is due on March 29, 2009, with three one-year extension options, bears interest at 155 basis points over a floating rate index. Interest only is payable through maturity. No loan draws have been requested as of March 31, 2007.

On January 31, 2007, the Real Estate Trust placed an $8.5 million mortgage note on an industrial property located in Northern Virginia. The note, which is due on April 11, 2017, bears interest at 5.55% and requires monthly interest only payments for the initial five years. Beginning in year six, monthly principal and interest payments of $48,529 are required with a balloon payment of $7.9 million due at maturity. The majority of the proceeds from the refinancing were used to repay a $5.7 million variable rate construction loan which was secured by the subject property.

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

In May 2006, the Real Estate Trust closed on a $16.7 million construction loan which was used to finance the construction of the Dulles SpringHill Suites Hotel located in Loudoun County, Virginia. The loan, which is due on May 26, 2009, with two one-year extension options, currently bears interest at 175 basis points over a floating rate index. Interest only is payable through maturity. The Real Estate Trust received loan draws of $9.2 million during the six-month period ended March 31, 2007, bringing the total amount outstanding under this loan to $13.2 million at March 31, 2007.

11.	INDUSTRY SEGMENT INFORMATION—REAL ESTATE TRUST:

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the “Banking” sections of the accompanying financial statements.

	Three Months ended March 31		Six Months ended March 31
(In thousands)	2007	2006	2007	2006
INCOME (from continuing operations)
Hotels	$34,408	$28,303	$68,022	$53,477
Office and industrial properties	10,193	10,208	20,340	20,315
Residential	4,585	—	4,585	—
Other	360	560	938	899

	$49,546	$39,071	$93,885	$74,691

OPERATING INCOME
(from continuing operations) (1)
Hotels	$8,918	$8,751	$17,285	$15,425
Office and industrial properties	4,813	4,887	9,560	9,835
Residential	852	—	852	—
Other	(3)	250	267	279

	14,580	13,888	27,964	25,539
Equity earnings of unconsolidated entities, net	2,988	2,463	6,039	4,914
Gain on sale of property	—	416	1,209	416
Interest and amortization of debt expense	(13,049)	(11,276)	(26,208)	(23,524)
Advisory, management and leasing fees—related parties	(4,145)	(3,841)	(8,071)	(7,305)
General and administrative	(1,021)	(639)	(1,863)	(1,562)

Operating income (loss) from continuing operations	$(647)	$1,011	$(930)	$(1,522)

INTEREST AND AMORTIZATION OF DEBT EXPENSE
(from continuing operations)
Hotels	$4,863	$2,131	$9,612	$5,538
Office and industrial properties	3,472	2,972	6,985	5,881
Other	4,714	6,173	9,611	12,105

	$13,049	$11,276	$26,208	$23,524

DEPRECIATION (from continuing operations)
Hotels	$3,342	$2,769	$6,656	$5,583
Office and industrial properties	2,058	2,032	4,244	4,072
Other	6	6	11	11

	$5,406	$4,807	$10,911	$9,666

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS
(from continuing operations)
Hotels	$10,806	$107,560	$18,805	$118,983
Office and industrial properties	51,834	5,074	56,064	8,286
Residential	3,127	1,661	9,415	1,926
Other	161	341	754	624

	$65,928	$114,636	$85,038	$129,819

IDENTIFIABLE ASSETS (AT PERIOD END)
Hotels			$310,436	$286,055
Office and industrial properties			179,652	138,681
Residential			25,013	4,927
Other			197,594	160,191

			$712,695	$589,854

(1)	Operating income includes income less direct operating expenses, cost of sales and depreciation.

12.	LOANS HELD FOR SECURITIZATION AND/OR SALE—THE BANK:

At March 31, 2007, loans held for securitization and/or sale were composed of single-family residential loans totaling $630.0 million and automobile loans totaling $184,000. At September 30, 2006, loans held for securitization and/or sale were composed of single-family residential loans totaling $467.6 million.

13.	LOANS RECEIVABLE—THE BANK:

Loans receivable is composed of the following:

(In thousands)	March 31, 2007	September 30, 2006
Single-family residential	$6,867,386	$6,648,885
Home equity	1,592,421	1,690,421
Other real estate	685,854	607,451
Commercial	906,863	987,850
Automobile	65,548	60,756
Other consumer	42,581	46,755

	10,160,653	10,042,118

Deferred loan origination costs, net of unearned discounts	108,629	103,703
Allowance for losses on loans	(25,000)	(25,000)

	83,629	78,703

Total	$10,244,282	$10,120,821

14.	BUSINESS SEGMENTS -THE BANK:

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

(In thousands)	Retail Banking	Commercial Banking	Non- Banking	Total
Three Months Ended March 31, 2007
Core operating income	$149,521	$13,717	$9,831	$173,069
Core operating expense	162,096	7,637	9,064	178,797

Core earnings (loss)	(12,575)	6,080	767	(5,728)
Non-core items	(46)	772	(103)	623

Operating income (loss)	(12,621)	6,852	664	(5,105)

Average assets	$13,141,897	$1,398,984	$54,473	$14,595,354

	Retail Banking	Commercial Banking	Non- Banking	Total
Three Months Ended March 31, 2006
Core operating income	$154,492	$12,685	$10,477	$177,654
Core operating expense	156,419	7,106	8,463	171,988

Core earnings (loss)	(1,927)	5,579	2,014	5,666
Non-core items	2,839	(385)	(149)	2,305

Operating income	912	5,194	1,865	7,971

Average assets	$13,236,226	$1,387,895	$50,842	$14,674,963

(In thousands)	Retail Banking	Commercial Banking	Non- Banking	Total
Six Months Ended March 31, 2007
Core operating income	$329,865	$28,749	$18,468	$377,082
Core operating expense	317,478	15,561	17,651	350,690

Core earnings	12,387	13,188	817	26,392
Non-core items	2,069	403	(209)	2,263

Operating income	14,456	13,591	608	28,655

Average assets	$13,062,130	$1,407,864	$54,814	$14,524,808

	Retail Banking	Commercial Banking	Non- Banking	Total
Six Months Ended March 31, 2006
Core operating income	$348,531	$25,194	$17,179	$390,904
Core operating expense	301,853	13,973	16,089	331,915

Core earnings	46,678	11,221	1,090	58,989
Non-core items	5,175	(385)	(222)	4,568

Operating income	51,853	10,836	868	63,557

Average assets	$13,152,863	$1,360,443	$52,282	$14,565,588

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

15.	LITIGATION—THE BANK:

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

On January 16, 2007, in the case of Andrews v. Chevy Chase Bank in the U.S. District Court for the Eastern District of Wisconsin, the court ruled that the Bank’s disclosures relating to certain residential mortgage loans violated the federal Truth-in-Lending (“TIL”) Act. The mortgage loans in question have a feature which permits a borrower to elect monthly, for up to five years, to make either (i) a minimum payment based on a payment rate less than the variable interest rate; (ii) a payment equal to all accrued interest; (iii) a fully amortizing payment based on a 15-year term; or (iv) a fully amortizing payment based on the original term of the loan (“five year option ARMs”).

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

The rescission remedy is available only for certain loans that are secured by a principal residence but were not used to purchase the residence, principally refinancings. The court further excluded borrowers who had received a different version of the TIL disclosure document than had been received by the Andrews. The precise parameters and members of the class will depend upon further court proceedings.

The Bank has appealed the availability of a class-wide rescission remedy and filed its brief in the court of appeals on March 26, 2007.

Several major bank trade associations have filed a brief supporting the Bank’s position. Plaintiffs filed their appellate brief on April 30, 2007. The only two federal courts of appeal that have considered the question have ruled unanimously that a class wide rescission remedy is not available. The question has not yet been addressed by the federal court of appeals in the circuit in which this litigation is pending. In addition, the Bank will appeal the substantive merits of whether there were any violations of the Truth in Lending Act.

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

16.	CAPITAL CONTRIBUTION FROM PARENT—THE BANK:

On March 29, 2007, the Bank sold an office building located in Bethesda, Maryland to its parent company, the B. F. Saul Real Estate Investment Trust. The proceeds from the sale exceeded the Bank’s carrying value, net of related income taxes, by $9.6 million, which was accounted for as a capital contribution because the transfer was between entities under common control.

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

The principal business activities of the Real Estate Trust are the ownership of 80% of the outstanding common stock of the Bank, whose assets accounted for 95% of the Trust’s consolidated assets at March 31, 2007, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in the Bank, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the OTS.

The following discussion and analysis provides information that management believes to be necessary for an understanding of the Trust’s financial condition and results of operations, and should be read in conjunction with the accompanying financial statements, notes thereto and other information contained in this document.

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at March 31, 2007, consisted primarily of hotels, office projects, and land parcels. At March 31, 2007, the Real Estate Trust’s hotel portfolio, which includes the 158 room hotel in Northern Virginia which was placed in service upon completion of construction on January 8, 2007, is comprised of 18 properties containing 3,267 available rooms. The office property portfolio consisted of 15 properties with a total gross leasable area of 2,168,000 square feet. On March 29, 2007 the Real Estate Trust completed the purchase, from the Bank, of an approximately 178,000 square foot office building located in Bethesda, Maryland. The square footage of the building is included in the Real Estate Trust’s gross leasable area.

The hotel portfolio, excluding the property acquired in March 2006 and the newly constructed property placed in service in January 2007, (“Same hotel properties”) experienced an average occupancy of 69.9% and an average room rate of $118.97 during the six-month period ended March 31, 2007, compared to an average occupancy of 65.1% and an average room rate of $124.80 during the same period in the prior year. REVPAR (revenue per available room) for the same hotel properties was $83.14 for the six-month period ended March 31, 2007, a 2.3% increase over REVPAR for the six-month period ended March 31, 2006 of $81.30.

Office space in the Real Estate Trust’s office property portfolio, excluding the property purchased on March 29, 2007, which is 100% leased, was 86.0% leased at March 31, 2007, compared to a leasing rate of 92.8% at March 31, 2006. The majority of the decrease in occupancy was caused by the March 31, 2007 lease expiration of a 100,207 square foot tenant that was the sole occupant of one of the Real Estate Trust’s industrial buildings located in Northern Virginia. Rental revenue was received from this tenant through the end of their lease term. The Real Estate Trust is actively marketing this space to other potential tenants. At March 31, 2007, of the total gross leasable area of 2,168,000 square feet, 107,890 square feet (5.0%) and 228,037 square feet (10.5%) were subject to leases expiring in the remainder of fiscal 2007 and fiscal 2008, respectively.

BANKING

General. The Bank’s assets decreased by $90.6 million during the current quarter to $14.3 billion at March 31, 2007. The Bank recorded an operating loss of $5.1 million during the quarter ended March 31, 2007, compared to operating income of $8.0 million during the quarter ended March 31, 2006. The decrease in operating income reflects a decrease in servicing, securitization and mortgage banking income, a decrease in automobile rental income and an increase in salaries and employee benefit expenses, which were partially offset by increases in net interest income and deposit servicing fees. As part of the determination of the fair value of the Bank’s interest-only assets, management increased certain prepayment speed estimates based on observed and anticipated activity. Those increases, which were primarily related to when loans approach their 3-year and 5-year anniversaries, resulted in a $40.6 million reduction in the fair value of the Bank’s interest-only assets during the current quarter compared to a reduction of $53.2 million in the prior corresponding quarter. During the quarter ended March 31, 2007, the Bank securitized and/or sold $1.0 billion of loans and recognized gains of $21.0 million. During the quarter ended March 31, 2006, the Bank securitized and/or sold $1.3 billion of loans and recognized gains of $30.0 million.

On March 29, 2007, the Bank sold an office building located in Bethesda, Maryland to its parent company, the B. F. Saul Real Estate Investment Trust. The proceeds from the sale exceeded the Bank’s carrying value, net of related income taxes by $9.6 million, which was accounted for as a capital contribution because the transfer was between entities under common control.

At March 31, 2007, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.06%, 6.06%, 9.12% and 11.21%, respectively. The Bank’s regulatory capital ratios exceeded regulatory requirements as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). See “Capital.”

During the quarter ended March 31, 2007, the Bank declared and paid out of retained earnings a cash dividend on its Common Stock in the amount of $10.0 million and a cash dividend on its Preferred Stock in the amount of $2.5 million.

Asset Quality. The following table sets forth information concerning the Bank’s non-performing assets. Amounts shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	March 31, 2007	December 31, 2006	September 30, 2006

Non-performing assets:
Non-accrual loans:
Residential mortgage	$29,377	$27,618	$27,352
Home equity	3,169	3,227	1,858
Other real estate	3,878	1,481	1,481
Commercial	505	14	13
Other consumer	422	604	721

Total non-accrual loans (1)	37,351	32,944	31,425
Real estate acquired in settlement of loans	38,724	37,788	32,310

Total non-performing assets	$76,075	$70,732	$63,735

Allowance for losses on loans	$25,000	$25,000	$25,000

Ratios:
Non-accrual loans to total assets	0.26%	0.23%	0.22%
Non-performing assets to total assets	0.53%	0.49%	0.45%
Allowance for losses on loans to non-accrual loans (1)	66.93%	75.89%	79.55%
Allowance for losses on loans to total loans receivable (2)	0.23%	0.23%	0.24%

(1)	Before deduction of allowances for losses.
(2)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets include non-accrual loans and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

Non-performing assets totaled $76.1 million at March 31, 2007, compared to $70.7 million at December 31, 2006. There were 68 non-accrual residential mortgage loans totaling $29.4 million at March 31, 2007 compared to 53 residential mortgage loans totaling $27.6 million at December 31, 2006. In addition, four residential construction loans totaling $3.3 million were placed on non-accrual status during the current quarter.

The Bank maintained valuation allowances of $25.0 million on its loan portfolio at March 31, 2007 and December 31, 2006.

Delinquent Loans. At March 31, 2007, delinquent loans increased to $40.0 million, or 0.4% of loans from $36.7 million, or 0.3% of loans, at December 31, 2006. The following table sets forth information regarding the Bank’s delinquent loans at March 31, 2007.

	Principal Balance (Dollars in thousands) Loans Delinquent for
	30-59 days	60-89 days	Total
Residential mortgage	$24,060	$8,409	$32,469
Home equity	1,979	337	2,316
Other real estate	569	1,790	2,359
Commercial	229	101	330
Other	1,785	745	2,530

Total	$28,622	$11,382	$40,004

Total as a Percentage of Loans (1)	0.27%	0.11%	0.38%

(1)	Includes loans held for sale and/or securitization, before valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Residential mortgage loans delinquent 30-89 days increased to $32.5 million at March 31, 2007 from $24.8 million at December 31, 2006. Home equity loans delinquent 30-89 days decreased slightly to $2.3 million at March 31, 2007 from $2.5 million at December 31, 2006. Delinquencies and non-performing assets may increase in future periods as interest rates and required payments adjust on payment-option and interest-only loans in the Bank’s portfolio, and property values in key markets remain weak making refinancing more difficult.

Other delinquent loans, which are primarily automobile loans, decreased to $2.5 million at March 31, 2007, from $4.5 million at December 31, 2006.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are assets which are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. Potential problem assets totaled $0.4 million at both March 31, 2007 and December 31, 2006, respectively.

Troubled Debt Restructurings. At March 31, 2007 and December 31, 2006, the Bank had no troubled debt restructurings.

Deferred Interest. At March 31, 2007, loans with a negative amortization option totaled $3.2 billion. During the three months ended March 31, 2007, the Bank capitalized $22.2 million of interest income from its payment option residential ARMs, which was partially offset by repayments of $4.6 million and a reduction of $3.3 million as a result of sales of the underlying loans. As of March 31, 2007, cumulative net deferred interest, which is included in loans receivable, totaled $58.7 million, an increase of $14.3 million or 32.2% from the amount at December 31, 2006, as a result of more borrowers with payment option loans electing to make payments less than the amount of interest accrued during the period.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Six Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007
Balance at beginning of period	$25,000	$28,640	$25,000

Credit for loan losses	(991)	(1,779)	(625)

Charge-offs:
Residential mortgage	(1,564)	(528)	(416)
Home equity	(503)	(245)	(248)
Commercial	—	(1)	—
Automobile	(659)	(2,397)	(259)
Other	(759)	(856)	(391)

Total charge-offs	(3,485)	(4,027)	(1,314)

Recoveries:
Home equity	67	103	50
Commercial	491	109	79
Automobile	3,232	4,474	1,556
Other	686	1,120	254

Total recoveries	4,476	5,806	1,939

Net recoveries	991	1,779	625

Balance at end of period	$25,000	$28,640	$25,000

(Credit) for loan losses to average loans (1) (2)	(0.02)%	(0.03)%	(0.02)%
Net loan (recoveries) to average loans (1) (2)	(0.02)%	(0.03)%	(0.02)%
Ending allowance for losses on loans to total loans (2) (3)	0.23%	0.25%	0.23%

(1)	Annualized
(2)	Includes loans held for securitization and/or sale.
(3)	Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	March 31, 2007		September 30, 2006
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of period allocated to:
Residential mortgage	$5,605	69.4%	$5,085	67.7%
Home equity	2,405	14.8	3,095	16.1
Other real estate	3,848	6.4	2,969	5.8
Commercial	5,662	8.4	6,371	9.4
Automobile	1,690	0.6	2,470	0.6
Other	1,445	0.4	1,225	0.4
Unallocated	4,345	—	3,785	—

Total	$25,000		$25,000

At March 31, 2007, the Bank’s total allowances for losses on loans totaled $25.0 million, unchanged from the level at December 31, 2006. The allowance for losses on loans represents management’s estimate of credit losses inherent in the Bank’s loan portfolio as of the balance sheet date. The Bank’s allowance consists of several key elements, which include the allocated allowance, specific allowances for identified loans and the unallocated allowance. Management reviews the adequacy of the valuation allowances on loans using a variety of measures and tools including historical loss performance, delinquency status, current economic conditions, internal risk ratings and current underwriting policies and procedures.

The allowance for losses on residential mortgage loans was $5.6 million at March 31, 2007, unchanged from the level at December 31, 2006. The allowance for losses on loans secured by real estate totaled $11.9 million at March 31, 2007, approximately 32.6% of total non-accrual real estate loans. During the three months ended March 31, 2007, the Bank recorded net charge-offs of $0.6 million on these assets. The allowance for losses on automobile loans totaled $1.7 million at March 31, 2007, a decrease of $0.8 million from the level at December 31, 2006.

The unallocated allowance for losses totaled $4.3 million at March 31, 2007, an increase of $1.0 million from the level at December 31, 2006. The unallocated allowance is based upon management’s evaluation and judgement of various conditions that are not directly measured in the determination of the allocated allowance. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting key lending areas of the Bank, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience, regulatory examination results and findings of the Bank’s internal credit evaluations. At March 31, 2007, most of the unallocated allowance related to risks inherent in the mortgage loan portfolio, including, for example, geographic concentration and negative amortization features.

Asset and Liability Management. The following table presents the Bank’s interest rate sensitivity gap at March 31, 2007. Balances of interest-earning assets and interest-bearing liabilities are shown in the earlier of the period where contractual payments are due, interest rates adjust or prepayment is anticipated to occur. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for all of the Bank’s loans based on management’s estimates. The Bank’s deposits with no stated maturity, including savings and transaction accounts, have interest rates that may reprice at any time. However, market experience has shown that these deposits adjust to market prices over a much longer period of time. As a result, the Bank considers these deposits to be relatively insensitive to interest rate changes. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
Real estate loans:
Adjustable-rate	$3,861,831	$563,770	$1,953,262	$1,021,122	$169	$7,400,154
Fixed-rate	22,966	19,118	52,558	33,322	3,288	131,252
Home equity credit lines and second mortgages	1,299,538	47,138	151,715	113,396	110,914	1,722,701
Commercial	643,377	24,929	95,905	74,094	67,584	905,889
Consumer and other	48,679	25,323	25,289	8,059	1,936	109,286
Loans held for securitization and/or sale	630,135	—	—	—	—	630,135
Mortgage-backed securities	294,787	162,824	479,734	250,835	42,777	1,230,957
Other investments	139,411	—	208,382	—	—	347,793

Total interest-earning assets	6,940,724	843,102	2,966,845	1,500,828	226,668	12,478,167
Total non-interest earning assets	—	—	—	—	1,824,387	1,824,387

Total assets	$6,940,724	$843,102	$2,966,845	$1,500,828	$2,051,055	$14,302,554

Deposits:
Fixed maturity deposits	$2,482,965	$1,040,089	$249,026	$24,024	$—	$3,796,104
NOW, statement and passbook accounts	—	83,436	166,872	166,872	2,975,651	3,392,831
Money market deposit accounts	2,505,676	—	—	—	—	2,505,676
Borrowings:
Capital notes—subordinated	—	—	—	—	175,000	175,000
Other	1,331,626	133,647	196,819	14,216	65,801	1,742,109

Total interest-bearing liabilities	6,320,267	1,257,172	612,717	205,112	3,216,452	11,611,720
Total non-interest bearing liabilities	—	—	—	—	1,741,412	1,741,412
Minority interest	—	—	—	—	175,391	175,391
Stockholders’ equity	—	—	—	—	774,031	774,031

Total liabilities & stockholders’ equity	$6,320,267	$1,257,172	$612,717	$205,112	$5,907,286	$14,302,554

Gap	$620,457	$(414,070)	$2,354,128	$1,295,716	$(2,989,784)
Cumulative gap	$620,457	$206,387	$2,560,515	$3,856,231	$866,447
Cumulative gap as a percentage of total assets	4.3%	1.4%	17.9%	26.9%	6.1%

The interest sensitivity “gap” shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was 1.4% at both March 31, 2007 and December 31, 2006.

Capital. At March 31, 2007, the Bank complied with all of its regulatory capital requirements and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at March 31, 2007, compared to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets

Stockholders’ equity per financial statements	$791,556
Minority interest in REIT Subsidiary (1)	144,000

	935,556
Adjustments for tangible and core capital:
Intangible assets	(58,753)
Non-includable subsidiaries	(2,938)
Non-qualifying purchased/originated loan servicing rights	(9,810)

Total tangible capital	864,055	6.06%	$213,758	1.50%	$650,297	4.56%

Total core capital (2)	864,055	6.06%	$570,021	4.00%	$294,034	2.06%

Tier 1 risk-based capital (2)	864,055	9.12%	$379,184	4.00%	$484,871	5.12%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	25,000

Total supplementary capital	200,000

Total available capital	1,064,055
Equity investments (3)	(2,489)

Total risk-based capital (2)	$1,061,566	11.21%	$758,369	8.00%	$303,197	3.21%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
(2)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.
(3)	Includes one property classified as real estate held for sale which is treated as an equity investment for regulatory capital purposes.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank’s REO at March 31, 2007, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,488	(1)
1991	11,549	(2)
1995	21,720	(2)
2006	279
2007	2,688

Total REO	$38,724

(1)	The Bank treats this amount as an equity investment and deducts it from total capital for regulatory capital purposes.
(2)	The Bank received an extension of the holding periods of these properties through July 31, 2007.

OTS policies generally require that the Bank occupy at least 25% of an office building in order for it to be considered a permissible investment in office premises and for the Bank to avoid having to deduct its investment in the building from total capital. OTS also provides a five-year grace period after a building is no longer sufficiently occupied by the Bank before it must either be sold or treated as an equity investment and deducted from total capital. Effective December 31, 2006, the Bank obtained a six-month extension from the OTS to continue to treat as permissible office premises an office building which was occupied by the Bank until completion of the Bank’s new headquarters building in December 2001. During the quarter ended March 31, 2007, the Bank sold this office building to its parent company, the B.F. Saul Real Estate Investment Trust. See Note 16 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

The Real Estate Trust’s cash flows from operating activities have historically been insufficient to meet all of its cash flow requirements. The Real Estate Trust’s internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, the payment of interest on its indebtedness, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings, the sale of unsecured notes, refinancing of maturing mortgage debt, proceeds from asset sales, and dividends and tax sharing payments from the Bank. Although cash flows from operating activities have improved over the prior two fiscal years, for the foreseeable future, the Real Estate Trust’s ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources. Dividends received from the Bank are a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the Bank’s operating performance and income, and regulatory restrictions on such payments.

The Real Estate Trust believes that the long term financial condition and operating results of the Bank should allow the Real Estate Trust to receive dividend payments from the Bank. During the six-month period ended March 31, 2007, the Bank made dividend and tax sharing payments totaling $16.0 million and $4.7 million, respectively. Dividend and tax sharing payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

During the six-month period ended March 31, 2007, the Trust purchased, through dividend reinvestment and on the open market, approximately 445,000 shares of common stock of Saul Centers and as of March 31, 2007 owned approximately 5,166,000 shares representing 29.6% of such company’s outstanding common stock. As of March 31, 2007, the market value of the total shares was approximately $294.0 million. The majority of these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership (“Saul Holdings Partnership”) the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the six-month period ended March 31, 2007, the Real Estate Trust received total cash distributions of $3.7 million from Saul Holdings Partnership which were all reinvested in common stock of Saul Centers. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s lines of credit banks.

The Real Estate Trust repaid the remaining $21.4 million of outstanding unsecured notes during the quarter ended December 31, 2006.

The Real Estate Trust has a $60.0 million secured revolving credit line with an unrelated bank that matures on January 31, 2008, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 200 basis points over the index. At March 31, 2007, the Real Estate Trust had $33.0 million of outstanding borrowings and unrestricted availability of $27.0 million.

The Real Estate Trust has an additional $60.0 million revolving credit line with an unrelated bank that matures on June 30, 2008, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 200 basis points over the index. At March 31, 2007, the Real Estate Trust had $32.0 million of outstanding borrowings and unrestricted availability of $22.0 million. The Real Estate Trust was issued a $6.0 million letter of credit for the benefit of a mortgage lender as part of one of the mortgage financings completed during the quarter ended June 30, 2006. The letter of credit will be reduced annually based on the amount of capital expended at the subject property. The letter of credit reduces the availability under the revolving credit facility.

The maturity schedule for the Real Estate Trust’s outstanding debt at March 31, 2007 for the balance of fiscal 2007 and subsequent years is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes Payable	Notes Payable Secured	Total

2007(1)	$3,022	$—	$3,022
2008	6,443	65,000	71,443
2009	29,767	—	29,767
2010	12,014	—	12,014
2011	22,620	—	22,620
Thereafter	423,444	250,000	673,444

Total	$497,310	$315,000	$812,310

(1)	April 1, 2007—September 30, 2007

All of the total mortgage debt outstanding at March 31, 2007 was non-recourse to the Real Estate Trust.

On March 30, 2007, the Real Estate Trust received a commitment from a lender for a $105.0 million construction/permanent loan for its Tysons Park Place II development. The loan will be used to fund the majority of the construction costs for the Tysons Park Place II development.

On March 29, 2007, the Real Estate Trust closed on a $21.2 million construction loan which will be used to finance the construction of the Hampton Inn Dulles located in Loudoun County, Virginia. No loan draws have been requested as of March 31, 2007.

On January 31, 2007, the Real Estate Trust placed an $8.5 million mortgage note on an industrial property located in Northern Virginia. The majority of the proceeds from the refinancing were used to repay a $5.7 million variable rate construction loan which was secured by the subject property.

The Real Estate Trust received loan draws of $9.2 million during the six-month period ended March 31, 2007 under the construction loan used to finance the construction of the Dulles SpringHill Suites Hotel bringing the total amount outstanding under this loan to $13.2 million at March 31, 2007.

REAL ESTATE ACQUISITION, DISPOSITION, DEVELOPMENT AND CAPITAL EXPENDITURES

On March 29, 2007, the Real Estate Trust acquired an approximately 178,000 square foot office building located in Bethesda, Maryland from the Bank for a purchase price of $46.0 million. The acquisition was funded by the Real Estate Trust’s revolving credit facilities and with cash on hand. The purchase price for the acquisition was established using independent appraisals.

On November 22, 2006, the Real Estate Trust received additional proceeds of approximately $1.6 million as final settlement of the February 2004 condemnation of 7.93 acres of land by the Commonwealth of Virginia. The proceeds of $1.6 million include approximately $300,000 in interest income and $8,000 of cost reimbursements. The Real Estate Trust recorded the final gain of approximately $1.2 million, net of approximately $400,000 of related expenses during the six-month period ended March 31, 2007. The initial gain on this condemnation of $2.7 million was recorded in fiscal 2004.

The Real Estate Trust owns various land parcels with approximately 450 acres of available land. These parcels offer potential development opportunities for the Real Estate Trust. On January 8, 2007 the construction of the 158 room SpringHill Suites Hotel in Northern Virginia was completed and the hotel commenced operation. During fiscal 2006 the Real Estate Trust commenced the ground-up development of a second hotel property on a land parcel owned in Northern Virginia with a scheduled opening in early fiscal 2008. The Real Estate Trust also commenced the development of for-sale residential townhomes and the related infrastructure on land parcels owned in Atlanta, Georgia. The first sales of townhome units closed during the second quarter of fiscal 2007. The Trust is exploring other development scenarios on several other land parcels.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $17.0 to $30.0 million per year for the next several years.

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

At March 31, 2007, the estimated remaining collateral, after market value and other adjustments, of that portion of the Bank’s assets that may be pledged to the FHLB of Atlanta and various securities dealers totaled $4.9 billion, or 34.3% of total assets. The Bank can borrow from the FHLB of Atlanta an aggregate amount of up to 50% of the Bank’s total assets, provided that the Bank has sufficient collateral to pledge against the advances and subject to certain limitations and conditions imposed by the FHLB of Atlanta.

Also at March 31, 2007, the Bank had cash and other short-term assets totaling $443.9 million, or 3.1% of total assets.

The Bank also accesses a variety of other short-term and long-term funding sources, including securitizations and sales of loan receivables. As part of its mortgage banking activities, the Bank securitized and/or sold $1.0 billion of single-family residential mortgage loans during the March 2007 quarter. Generally, all long-term, fixed-rate residential mortgage loans originated during the current quarter have been or are in the process of being sold. Adjustable rate mortgage loans are either sold or placed into the Bank’s portfolio.

Management believes that the Bank’s primary sources of funds will be sufficient to meet the Bank’s foreseeable short- and long-term liquidity needs. The mix of funding sources used from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

Loan Originations, Securitizations and Sales – Retained Interests and Servicing Assets. During the quarter ended March 31, 2007, the Bank securitized and sold $667.7 million in residential mortgage loans, and outstanding trust certificate balances amounted to $7.8 billion at March 31, 2007. Also during the quarter, the Bank exercised its clean up call option on two securitization transactions by purchasing $66.6 million of loans and terminating the transactions.

As part of its loan origination, securitization and sale activities, the Bank generally receives or retains various interests in the loans sold, which may include servicing assets, securities, or interest-only assets, consisting of interest-only certificates and/or interest-only strips receivable. The Bank does not currently retain recourse relating to securitized loans and had no retained recourse at March 31, 2007 and December 31, 2006, related to these transactions. The Bank records these interests as assets on its financial statements and determines the carrying value of the assets based on future cash flows expected to be received from the underlying assets. These cash flows are payable to the Bank before the claims of others. Periodically, the Bank obtains independent valuations as confirmation of management’s estimates of its values for interest-only and servicing assets. The Bank’s policy is to limit the aggregate amount of mortgage servicing rights and interest-only assets arising out of the securitization and sale of certain of the Bank’s ARMs to 75% of the Bank’s core capital. At March 31, 2007, those assets totaled 45.8% of the Bank’s core capital. The following tables summarize the carrying value of these assets at March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
	(in thousands)
Interest-only certificates	$261,866	$291,569
Interest-only strips receivable	37,650	45,095

Total interest-only assets	299,516	336,664
Servicing assets	162,291	168,312
Reserve accounts	9,926	14,106

Total	$471,733	$519,082

Residential mortgage loan prepayments continued to be affected by the continued flattened or inverted yield curve. Historical experience has shown that prepayment speeds on adjustable rate loans are generally correlated to the steepness of the yield curve. The steeper the yield curve, the less likely the loan will prepay. Flat and inverted curves make adjustable rate loans less attractive to consumers and prepayments tend to increase. In addition, as prepayment penalty periods expire and as minimum payments are recast to fully-amortizing payments, borrowers are more likely to prepay their loans.

The following tables show the changes in the Bank’s servicing assets and interest-only assets for each of the periods shown:

Servicing Assets Activity

(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007		2006
Beginning balance	$168,312	$202,688	$167,968	(1)	$201,156
Additions	16,359	22,225	29,927		40,395

Amortization	—	(19,863)	—		(36,501)
Accretion	4,207	—	8,404		—
Cash collected	(21,544)	—	(45,214)		—
Fair value adjustment	(5,043)	—	1,206		—

Ending balance	162,291	205,050	162,291		205,049
Valuation allowance	—	(39,118)	—		(39,118)

Carrying value	$162,291	$165,932	$162,291		$165,932

(1)	Includes the elimination of valuation allowances amounting to $39,196 as a result of the adoption of SFAS on October 1, 2006.

Activity in the valuation allowance for servicing assets is summarized as follows:

	Three Months Ended March 31,	Six Months Ended March 31,
	2006	2007	2006
Beginning balance	$37,356	$39,196	$36,564
Additions charged to loan expenses	1,762	—	2,554
Elimination of valuation allowance per adoption of SFAS 156	—	(39,196)	—

Ending balance	$39,118	$—	$39,118

The carrying value of the Bank’s servicing assets decreased during the current quarter as a result of $21.5 million of cash collected on servicing fees, prepayment penalties and late charges. Offsetting this amount was the capitalization of $16.4 million of servicing rights related to $1.0 billion of mortgage loans securitized and/or sold where the Bank retained the servicing rights. In addition, as a result of the adoption of SFAS 156, servicing assets are no longer amortized but are carried at fair value. The Bank did not purchase or sell in bulk any servicing rights during the current quarter.

Interest-Only Assets Activity

(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Beginning balance	$336,664	$354,034	$344,317	$348,227
Additions	33,102	53,352	61,111	106,904
Accretion	8,251	7,167	15,985	13,971
Cash received	(37,899)	(39,224)	(77,631)	(78,058)
Fair value adjustments	(40,602)	(53,153)	(44,266)	(68,868)

Ending balance/Carrying value	$299,516	$322,176	$299,516	$322,176

The carrying value of the Bank’s interest-only assets decreased by $37.1 million during the current quarter as a result of $37.9 million of cash received and a $40.6 million decrease in the fair value of the interest-only assets. The decrease in the fair value of the interest-only assets in the current quarter reflects additional write-downs taken by management based on higher estimated future prepayments primarily in connection with the expiration of prepayment penalties and the adjustment of minimum payments to higher, fully amortizing payments. The decrease in carrying value was partially offset by the capitalization of $33.1 million of interest-only assets related to $667.7 million of mortgage loans securitized and sold where the Bank retained or received interest-only assets.

Key assumptions and the sensitivity of the current fair value of single-family residential retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Carrying value (1) (fair value)	$309,442	$350,770
Expected weighted-average life (2) (in years)	2.2	2.5
Prepayment Speed assumption (2)(3) (annual rate)
First twelve months	32.5%	32.8%
Next twelve months	29.9%	27.0%
Thereafter	24.8%	21.2%
Impact on fair value of 10% adverse change	$(28,959)	$(32,724)
Impact on fair value of 20% adverse change	$(53,642)	$(61,408)
Residual cash flow discount rate (annual)	10.0%	10.0%
Impact on fair value of 10% adverse change	$(5,953)	$(7,774)
Impact on fair value of 20% adverse change	$(11,548)	$(15,257)

(1)	March 31, 2007 includes interest-only assets of $299,516 and reserve accounts of $9,926. December 31, 2006 includes interest-only assets of $336,664 and reserve accounts of $14,106.
(2)	Expected weighted average life and prepayment speed assumptions are based on the life of the securitization.
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

Commitments and Contingencies. The Bank has obligations under recourse provisions related to the servicing of certain residential mortgage loans. At March 31, 2007 and December 31, 2006, recourse to the Bank under these arrangements totaled $2.9 million.

In connection with the securitization and sale of certain payment option residential mortgage loans, the Bank is obligated to fund a portion of any “negative amortization” resulting from the borrowers electing their option to make monthly payments that are not sufficient to cover the interest accrued for the payment period. For each dollar of negative amortization funded by the Bank, the balances of certain investment grade mortgage-backed securities received by the Bank as part of the securitization transaction increase accordingly. When the borrowers ultimately make the principal payments, the Bank receives its pro rata portion of those payments in cash, and the balances of those securities held by the Bank are reduced accordingly. During the three months ended March 31, 2007, the Bank funded $37.6 million of negative amortization under these obligations, and received $24.2 million in principal payments representing previously funded negative amortization.

There were no material commitments for capital expenditures at March 31, 2007.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

REAL ESTATE

The Real Estate Trust recorded an operating loss from continuing operations of $647,000 in the quarter ended March 31, 2007 (the “2007 quarter”) compared to operating income from continuing operations of $1.0 million in the quarter ended March 31, 2006 (the “2006 quarter”). The change reflects increased interest and debt amortization, depreciation, advisory, management and leasing fees, general and administrative expenses and decreased other income which were partially offset by improved operating results in the hotel portfolio, higher equity earnings from unconsolidated entities and income generated from the sale of townhomes. Also included in the 2006 quarter is a $416,000 gain on sale of land as a result of a condemnation.

Income after direct operating expenses from hotels, which excludes two hotels which were sold during the year ended September 30, 2006 (“Fiscal 2006”), increased $743,000, or 6.5%, in the 2007 quarter from the level achieved in the 2006 quarter. Total revenue increased $6.1 million, or 21.6%, as occupancy, exclusive of the historic hotel purchased in March 2006 and the newly constructed hotel which was placed in service in January 2007 (“Same hotel properties”), increased to 72.2% in the 2007 quarter from 66.4% in the 2006 quarter offsetting a decrease in the average room rate for the same hotel properties from $130.92 for the 2006 quarter to $120.37 for the 2007 quarter. Room sales for the 2007 quarter increased $4.0 million, or 17.2%, from the 2006 quarter, while food, beverage and other sales increased $2.1 million, or 43.1%. The historic hotel purchased in March 2006 contributed approximately $5.2 million to the increase in overall revenue. The newly constructed hotel contributed $698,000 to the increase in overall revenue. Same hotel properties revenues increased approximately $205,000, or 0.7%. Direct operating expenses increased $5.4 million, or 31.9%, reflecting increased operating costs, such as payroll costs, hotel franchise and marketing costs and other operating costs associated with the increased hotel revenue as well as increased repair and maintenance costs and property taxes. In addition, operating costs associated with the historic hotel and the newly constructed hotel, are fully integrated into the 2007 quarterly results.

Income after direct operating expenses from office and industrial properties decreased $47,000, or 0.7%, in the 2007 quarter compared to the 2006 quarter. Total revenue decreased $15,000, or 0.1%, in the 2007 quarter. Occupancy levels, excluding the property purchased on March 31, 2007 which is 100% leased, have decreased in the 2007 quarter from 92.8% at March 31, 2006 to 86.0% at March 31, 2007. The majority of the decrease in occupancy was caused by the March 31, 2007 lease expiration of a 100,207 square foot tenant that was the sole occupant of one of the Real Estate Trust’s industrial buildings located in Northern Virginia. Rental revenue was received from this tenant through the end of their lease term. Increased revenue generated by the Real Estate Trust’s metropolitan Washington, D.C. portfolio is offset by lower revenue and occupancy from its other office and industrial properties. Direct operating expenses increased $32,000, or 1.0%, due to higher utility costs, insurance and payroll costs which offset lower repair and maintenance costs.

The first townhome sales at the Real Estate Trust’s Circle 75 Development, located in Atlanta, Georgia, closed during the 2007 quarter. Income from the sale of townhomes, after deducting the cost of sales, totaled $852,000 for the 2007 quarter. Thirteen units were sold during the quarter for a total sales value of $4.6 million. All direct costs and allocated infrastructure and soft costs, totaling $3.7 million, associated with these units were expensed during the 2007 quarter.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, decreased $200,000, or 35.7%, due to lower interest income in the 2007 quarter reflecting decreased cash balances in the quarter and the receipt of approximately $120,000 in the 2006 quarter for the granting of various easements relating to a land parcel in Northern Virginia.

Land parcels and other expense increased $57,000, or 18.9%, in the 2007 quarter when compared to the 2006 quarter reflecting increased property tax expenses.

Interest and amortization of debt expense increased $1.8 million in the 2007 quarter when compared to the 2006 quarter. The increase is due to higher mortgage interest and debt amortization of approximately $3.2 million, reflecting the Real Estate Trust’s refinancing activity during fiscal 2006 which was partially offset by lower unsecured note interest of $1.1 million, increased capitalized interest of $219,000 and lower line of credit interest of $101,000. The average balance of outstanding borrowings increased to $760.3 million in the 2007 quarter from $624.5 million in the 2006 quarter, reflecting higher mortgage balances which offset lower unsecured note balances. The average cost of borrowings decreased from 7.41% in the 2006 quarter to 7.01% in the 2007 quarter.

Depreciation expense increased $599,000, or 12.5%, reflecting recent hotel acquisitions, developments and capital improvements in both the hotel and office and industrial portfolios that have been placed in service during fiscal 2006 and the first six months of fiscal 2007.

Advisory, management and leasing fees paid to related parties increased $304,000, or 7.9%, in the 2007 quarter when compared to the 2006 quarter. The advisory fee in the 2007 quarter increased $94,000 over the 2006 quarter due to a contractual increase in the monthly payments. The remainder of the increase, totaling $210,000, was due mainly to higher hotel management fees reflecting the 21.6% increase in overall hotel revenue.

General and administrative expense increased $382,000, or 59.8%, in the 2007 quarter compared to the 2006 quarter. The increase is due to marketing costs incurred for new development projects, both residential and hotel.

Equity in earnings of unconsolidated entities reflected net earnings of $3.0 million in the 2007 quarter as compared to $2.5 million in the 2006 quarter, an increase of $525,000, or 21.3%. Earnings from Saul Holdings Partnership and Saul Centers were higher by $451,000 in the 2007 quarter primarily due to increases in operating income generated as a result of successful leasing activity as well as the acquisition, development and redevelopment activity of those entities. Losses from other investments totaled $74,000 in the 2006 quarter. These losses are a result of a write-down of a non-public investment accounted for under the equity method. There were no losses from other investments in the 2007 quarter.

In February 2006, the Real Estate Trust was notified that a 3.71 acre parcel of land had been condemned by the Virginia Department of Transportation. Proceeds of approximately $708,000 were originally placed in escrow then received by the Real Estate Trust on August 8, 2006. An initial gain of $416,000 was recorded in the quarter ended March 31, 2006.

Included in income from operations of discontinued real estate assets for the 2006 quarter are two hotel properties and an other real estate property asset. The sales of the hotel properties closed in December 2005 and January 2006, respectively. The sale of the other real estate asset closed in February 2006. There were no assets held for sale during the 2007 quarter.

Income from operations of discontinued real estate assets totaled $2.9 million for the 2006 quarter. Included in this amount is a gain on sale of approximately $2.2 million and a loss from operations of the hotel properties of approximately $2.2 million. Included in the loss from operations is $1.8 million of costs associated with the defeasance of a mortgage which secured one of the hotel properties. Also included in income from operations of discontinued real estate assets in the 2006 quarter is a gain on the sale of one of the Real Estate Trust’s other real estate assets of approximately $2.9 million and income from operations of the other real estate asset of approximately $16,000. This asset was sold in February 2006.

BANKING

Overview. The Bank recorded an operating loss of $5.1 million for the three months ended March 31, 2007 (the “2007 quarter”), compared to operating income of $8.0 million for the three months ended March 31, 2006 (the “2006 quarter”). The decrease in operating income reflects a decrease in servicing, securitization and mortgage banking income, a decrease in automobile rental income and an increase in salaries and employee benefit expenses, which were partially offset by an increase in net interest income. The Bank recorded a fair value write-down on its interest-only assets of $40.6 million during the 2007 quarter compared to a $53.2 million write-down during the 2006 quarter. Although write-downs in both quarters resulted from increased management estimates of future prepayments, the adjustments were smaller in the 2007 quarter. During the 2007 quarter, the Bank securitized and/or sold $1.0 billion of loans and recognized gains of $21.0 million. During the 2006 quarter, the Bank securitized and/or sold $1.3 billion of loans and recognized gains of $30.0 million.

Net Interest Income. Net interest income, before the credit for loan losses, increased $2.9 million (or 2.7%) in the 2007 quarter. The Bank recorded $1.2 million of interest income on non-accrual and restructured loans during the 2007 quarter, primarily due to recognition of interest income of $0.9 million in connection with the repayment in full of one non-accrual loan. The Bank would have recorded additional interest income of $0.5 million during the 2007 quarter if non-accrual assets and restructured loans had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Three Months Ended March 31,
	2007			2006
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate

Assets:
Interest-earning assets:
Loans receivable, net (1)	$11,037,352	$184,351	6.68%	$11,526,000	$169,626	5.89%
Mortgage-backed securities	1,235,805	14,746	4.77	822,399	9,486	4.61
Federal funds sold and securities purchased under agreements to resell	78,111	1,030	5.27	85,556	956	4.47
Trading securities	4,885	69	5.65	6,595	94	5.70
Investment securities	208,277	2,169	4.17	200,866	1,758	3.50
Other interest-earning assets	159,407	2,739	6.87	219,354	3,574	6.52

Total	12,723,837	205,104	6.45	12,860,770	185,494	5.77

Noninterest-earning assets:
Cash	373,368			375,408
Real estate held for investment or sale	39,009			20,735
Property and equipment, net	621,571			551,333
Automobiles subject to lease, net	29,477			129,631
Goodwill and other intangible assets, net	40,481			39,573
Other assets	767,611			697,513

Total assets	$14,595,354			$14,674,963

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,334,417	1,619	0.28	$2,398,720	1,539	0.26
Savings deposits	905,599	1,019	0.45	1,088,483	1,240	0.46
Time deposits	3,727,824	43,859	4.71	2,838,871	26,633	3.75
Money market deposits	2,438,811	16,388	2.69	2,506,060	13,174	2.10

Total deposits	9,406,651	62,885	2.67	8,832,134	42,586	1.93
Borrowings	2,623,413	31,898	4.86	3,283,375	35,443	4.32

Total liabilities	12,030,064	94,783	3.15	12,115,509	78,029	2.58

Noninterest-bearing items:
Noninterest-bearing deposits	1,369,851			1,397,255
Other liabilities	243,377			240,170
Minority interest	175,391			175,391
Stockholders’ equity	776,671			746,638

Total liabilities and stockholders’ equity	$14,595,354			$14,674,963

Net interest income		$110,321			$107,465

Net interest spread (2)			3.30%			3.19%

Net yield on interest-earning assets (3)			3.47%			3.34%

Interest-earning assets to interest-bearing liabilities			105.77%			106.15%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals the weighted average yield on total interest-earning assets minus the weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Interest income in the 2007 quarter increased $19.6 million (or 10.6%) from the 2006 quarter primarily as a result of higher average yields on loans receivable which more than offset the reduction in interest income from lower average balances. Also contributing to the increased income was an increase in interest income on mortgage-backed securities caused by higher average balances.

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006 Increase (Decrease) Due to Change in

	Volume (1)	Rate (1)	Total Change
Interest income:
Loans (2)	$(40,255)	54,980	$14,725
Mortgage-backed securities	4,922	338	5,260
Securities purchased under agreements to resell	(425)	499	74
Trading securities	(24)	(1)	(25)
Investment securities	67	344	411
Other interest-earning assets	(1,997)	1,162	(835)

Total interest income	(37,712)	57,322	19,610

Interest expense:
Deposit accounts	2,924	17,375	20,299
Borrowings	(24,178)	20,633	(3,545)

Total interest expense	(21,254)	38,008	16,754

Increase (decrease) in net interest income	$(16,458)	$19,314	$2,856

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

The Bank’s net interest spread increased to 3.30% in the 2007 quarter from 3.19% in the 2006 quarter. This 11 basis point increase was primarily the result of a 79 basis point increase in the average yield on loans, which was partially offset by a 57 basis point increase in the cost of deposits and borrowings. The ratio of average interest-earning assets to average interest-bearing liabilities was 105.8% for the 2007 quarter, essentially unchanged from the 2006 quarter.

Interest income on loans, the largest category of interest-earning assets, increased to $184.4 million for the 2007 quarter from $169.6 million for the 2006 quarter, an increase of 8.7%, because of higher average yields. The average yield on the loan portfolio increased to 6.68% for the 2007 quarter from 5.89% for the 2006 quarter, reflecting increases in the various indices on which interest rates of adjustable rate loans are based. Interest income on residential mortgage loans increased $10.2 million primarily due to an 82 basis point increase in the average yield (to 6.31% from 5.49%) during the 2007 quarter. Lower residential mortgage loan average balances of $421.6 million offset most of the increased interest income on those loans. Higher average balances of and average yields on residential construction loans resulted in a $5.5 million (or 69.4%) increase in interest income on those loans.

Interest income on mortgage-backed securities increased $5.3 million (or 55.5%) primarily due to a $413.4 million increase in average balances and, to a lesser extent, an increase in the average yields on those securities to 4.77% from 4.61%.

Interest expense on deposits increased $20.3 million (or 47.7%) during the 2007 quarter. The increase resulted primarily from a 74 basis point increase in the average rate on deposits (to 2.67% from 1.93%) due to increased rates paid by the Bank in response to higher market interest rates. A $574.5 million increase in average deposit balances also contributed to the increase in interest expense.

Interest expense on borrowings decreased $3.5 million (or 10.0%) in the 2007 quarter compared to the 2006 quarter. Interest expense on advances from the FHLB of Atlanta decreased $5.3 million (or 19.0%) due primarily to lower average balances which were partially offset by higher average rates paid on the advances. Interest expense on other borrowings increased $1.6 million (or 52.3%) due to higher average balances and higher average rates paid on those borrowings.

Provision for Loan Losses. During the 2007 quarter, the Bank recorded a credit for loan losses of $0.6 million, compared to a credit for loan losses of $1.2 million in the 2006 quarter. The credit reflects the recovery of prior subprime automobile loan charge-offs in excess of charge-offs on all other loans. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income decreased to $61.2 million in the 2007 quarter from $69.4 million in the 2006 quarter. The $8.2 million (or 11.8%) decrease was primarily attributable to decreases in servicing, securitization and mortgage banking income and automobile rental income. Those decreases were partially offset by an increase in deposit servicing fees.

Servicing, securitization and mortgage banking income decreased to $7.8 million in the 2007 quarter, from $9.0 million in the 2006 quarter, an 13.3% decrease. During the 2007 quarter, the Bank securitized and/or sold $1.0 billion of loans and recognized gains of $21.0 million. During the 2006 quarter, the Bank securitized and/or sold $1.3 billion of loans and recognized gains of $30.0 million. The gain rates on loans held for securitization and/or sale declined during the 2007 quarter. The Bank recorded a fair value write-down on its interest-only assets totaling $40.6 million during the current quarter compared to a $53.2 million write-down in the prior corresponding quarter. Although write-downs in both quarters resulted from increased management estimates of prepayments, the adjustments were smaller in the 2007 quarter.

Automobile rental income decreased to $2.2 million in the 2007 quarter from $10.1 million in the prior corresponding quarter, a 77.9% decrease. The $7.9 million decrease resulted primarily from a $100.2 million (or 77.3%) decrease in average outstanding leases as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Deposit servicing fees increased $2.5 million (or 7.3%) during the 2007 quarter primarily due to fees generated from the continued expansion of the Bank’s branch and ATM network.

Operating Expenses. Operating expenses during the 2007 quarter increased $7.2 million (or 4.2%) from the 2006 quarter. The increase was largely due to increases in salaries and employee benefits and property and equipment expenses which were partially offset by a reduction in depreciation and amortization.

Salaries and employee benefits increased $8.5 million (or 10.7%) in the 2007 quarter due primarily to the increased number of retail branches and the increased number of hours those branches are open.

Property and equipment expense increased $2.7 million (or 20.3%) during the 2007 quarter primarily due to rent expense on the increased number of retail branches.

Depreciation and amortization expense decreased $4.8 million (or 26.0%) in the 2007 quarter. Depreciation expense related to automobiles subject to lease decreased $5.4 million, to $1.6 million for the 2007 quarter, due to lower levels of outstanding leases resulting from the Bank’s prior decision to discontinue origination of automobile leases.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2007 COMPARED TO SIX MONTHS ENDED MARCH 31, 2006

REAL ESTATE

The Real Estate Trust recorded an operating loss from continuing operations of $930,000 in the six months ended March 31, 2007 (the “2007 period”) compared to an operating loss from continuing operations of $1.5 million in the six months ended March 31, 2006 (the “2006 period”). The change reflects improved operating results in the hotel portfolio, higher equity earnings from unconsolidated entities, income generated from the sale of townhomes and a $1.2 million gain on sale of a land parcel partially offset by increased interest and debt amortization, depreciation, advisory, management and leasing fees and general and administrative expenses. Also included in the 2006 period is a $416,000 gain on sale of land as a result of a condemnation.

Income after direct operating expenses from hotels, which excludes two hotels which were sold during the year ended September 30, 2006 (“Fiscal 2006”), increased $2.9 million, or 14.0%, in the 2007 period from the level achieved in the 2006 period. Total revenue increased $14.5 million, or 27.2%, as occupancy, exclusive of the historic hotel purchased in March 2006 and the newly constructed hotel which was placed in service in January 2007 (“Same hotel properties”), increased to 69.9% in the 2007 period from 65.1% in the 2006 period offsetting a decrease in the average room rate for the same hotel properties from $124.80 for the 2006 period to $118.97 for the 2007 period. Room sales for the 2007 period increased $9.5 million, or 21.8%, from the 2006 period, while food, beverage and other sales increased $5.0 million, or 52.1%. The historic hotel purchased in March 2006 contributed approximately $12.0 million to the increase in overall revenue. The newly constructed hotel contributed $698,000 to the increase in overall revenue. Same hotel properties revenues increased approximately $1.9 million, or 3.6%. Direct operating expenses increased $11.6 million, or 35.8%, reflecting increased operating costs, such as payroll costs, hotel franchise and marketing costs and other operating costs associated with the increased hotel revenue as well as increased repair and maintenance costs and property taxes. In addition, operating costs associated with the historic hotel and the newly constructed hotel, are fully integrated into the 2007 period results.

Income after direct operating expenses from office and industrial properties decreased $103,000, or 0.7%, in the 2007 period compared to the 2006 period. Total revenue increased $25,000, or 0.1%, in the 2007 period. Occupancy levels, excluding the property purchased on March 31, 2007 which is 100% leased, have decreased in the 2007 period from 92.8% at March 31, 2006 to 86.0% at March 31, 2007. The majority of the decrease in occupancy was caused by the March 31, 2007 lease expiration of a 100,207 square foot tenant that was the sole occupant of one of the Real Estate Trust’s industrial buildings located in Northern Virginia. Rental revenue was received from this tenant through the end of their lease term. Increased revenue generated by the Real Estate Trust’s metropolitan Washington, D.C. portfolio is offset by lower revenue and occupancy from its other office and industrial properties. Direct operating expenses increased $128,000, or 2.0%, due to higher utility costs, insurance, property taxes and payroll costs which offset lower repair and maintenance costs.

The first townhome sales at the Real Estate Trust’s Circle 75 Development, located in Atlanta, Georgia, closed during the second quarter of the 2007 period. Income from the sale of townhomes, after deducting the cost of sales, totaled $852,000 for the 2007 period. Thirteen units were sold during the period for a total sales value of $4.6 million. All direct costs and allocated infrastructure and soft costs, totaling $3.7 million, associated with these units were expensed during the 2007 period.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, increased $39,000, or 4.3%, due to higher interest income in the 2007 period reflecting increased cash balances in the first quarter of the 2007 period which was slightly offset by the 2006 period receipt of approximately $120,000 for the granting of various easements relating to a land parcel in Northern Virginia.

Land parcels and other expense increased $51,000, or 8.4%, in the 2007 period when compared to the 2006 period reflecting increased property tax expenses.

Interest and amortization of debt expense increased $2.7 million in the 2007 period when compared to the 2006 period. The increase is due to higher mortgage interest and debt amortization of approximately $6.6 million, reflecting the Real Estate Trust’s refinancing activity during fiscal 2006 which was partially offset by lower unsecured note interest of $2.1 million, increased capitalized interest of $733,000 and lower line of credit interest of $171,000. Also, included in the 2006 period are one-time charges consisting of a write-off of unamortized debt costs of $106,000 associated with the early pay-off of a mortgage that had secured six operating properties and a defeasance premium of $829,000 associated with the payoff of the mortgage assumed by the Real Estate Trust with the November 1, 2005 hotel property purchase. The average balance of outstanding borrowings increased to $755.6 million in the 2007 period from $614.0 million in the 2006 period, reflecting higher mortgage balances which offset lower unsecured note balances. The average cost of borrowings decreased from 7.62% in the 2006 period to 7.10% in the 2007 period.

Depreciation expense increased $1.2 million or 12.9%, reflecting recent hotel acquisitions, developments and capital improvements in both the hotel and office and industrial portfolios that have been placed in service during fiscal 2006 and the first six months of fiscal 2007.

Advisory, management and leasing fees paid to related parties increased $766,000, or 10.5%, in the 2007 period when compared to the 2006 period. The advisory fee in the 2007 period increased $322,000 over the 2006 period due to a contractual increase in the monthly payments. The remainder of the increase, totaling $444,000, was due mainly to higher hotel management fees reflecting the 27.2% increase in hotel revenue.

General and administrative expense increased $301,000, or 19.3%, in the 2007 period compared to the 2006 period. The increase is due to marketing costs incurred for new development projects, both residential and hotel, which were partially offset by lower write-offs of acquisition and development costs for projects that the Real Estate Trust has determined not to pursue.

Equity in earnings of unconsolidated entities reflected net earnings of $6.0 million in the 2007 period as compared to $4.9 million in the 2006 period, an increase of $1.1 million, or 22.9%. Earnings from Saul Holdings Partnership and Saul Centers were higher by $885,000 in the 2007 period primarily due to increases in operating income generated as a result of successful leasing activity as well as the acquisition, development and redevelopment activity of those entities. Losses from other investments totaled $240,000 in the 2006 period. These losses are a result of a write-down of a non-public investment accounted for under the equity method. There were no losses from other investments in the 2007 period.

On November 22, 2006, the Real Estate Trust received additional proceeds of approximately $1.6 million as final settlement of the February 2004 condemnation of 7.93 acres of land by the Commonwealth of Virginia. The proceeds of $1.6 million include approximately $300,000 in interest income and $8,000 of cost reimbursements. The Real Estate Trust recorded the final gain of approximately $1.2 million, net of approximately $400,000 of related expenses in the 2007 period. The initial gain on this condemnation of $2.7 million was recorded in fiscal 2004.

In February 2006, the Real Estate Trust was notified that a 3.71 acre parcel of land had been condemned by the Virginia Department of Transportation. Proceeds of approximately $708,000 were originally placed in escrow then received by the Real Estate Trust on August 8, 2006. An initial gain of $416,000 was recorded in the quarter ended March 31, 2006.

Included in income from operations of discontinued real estate assets for the 2006 period are two hotel properties and an other real estate property asset. The sales of the hotel properties closed in December 2005 and January 2006, respectively. The sale of the other real estate asset closed in February 2006. There were no assets held for sale during the 2007 period.

Income from operations of discontinued real estate assets totaled $4.2 million in the 2006 period. Net operating results for the two hotel properties for the 2006 period produced income from operations of discontinued real estate assets of approximately $1.3 million for the 2006 period, which includes a combined gain on sale of approximately $3.4 million, and a loss from operations of discontinued real estate assets of $2.1 million. Included in the loss from operations is $1.8 million of costs associated with the defeasance of a mortgage which secured one of the hotel properties. Also included in income from operations of discontinued real estate assets in the 2006 period is a gain on the sale of one of the Real Estate Trust’s other real estate assets of $2.9 million and income from operations of the other real estate asset of approximately $47,000. This asset was sold in February 2006.

BANKING

Overview. The Bank recorded operating income of $28.7 million for the six months ended March 31, 2007 (the “2007 period”), compared to operating income of $63.6 million for the six months ended March 31, 2006 (the “2006 period”). The decrease in operating income reflects a decrease in servicing, securitization and mortgage banking income and an increase in salaries and employee benefit expenses, which were partially offset by an increase in net interest income. During the 2007 period, primarily as a result of higher estimated future prepayments of securitized mortgage loans, the Bank recorded a fair value write-down on its interest-only assets of $44.3 million compared to a $68.9 million write-down during the 2006 period. During the 2007 period, the Bank securitized and/or sold $2.0 billion of loans and recognized gains of $36.9 million. During the 2006 period, the Bank securitized and/or sold $2.5 billion of loans and recognized gains of $61.0 million.

Net Interest Income. Net interest income, before the credit for loan losses, increased $7.7 million (or 3.7%) in the 2007 period. The Bank recorded $1.7 million of interest income on non-accrual and restructured loans during the 2007 period, primarily due to recognition of interest income of $0.9 million in connection with the repayment in full of one non-accrual loan. The Bank would have recorded additional interest income of $0.7 million during the 2007 period if non-accrual assets and restructured loans had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Six Months Ended March 31,
	2007			2006
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$10,923,832	$362,016	6.63%	$11,383,398	$325,582	5.72%
Mortgage-backed securities	1,251,745	29,781	4.76	828,319	18,911	4.57
Federal funds sold and securities purchased under agreements to resell	77,720	2,102	5.41	81,264	1,736	4.27
Trading securities	5,342	158	5.92	6,220	223	7.17
Investment securities	206,022	4,234	4.11	201,952	3,418	3.38
Other interest-earning assets	173,409	5,786	6.67	217,252	5,595	5.15

Total	12,638,070	404,077	6.39	12,718,405	355,465	5.59

Noninterest-earning assets:
Cash	382,411			382,852
Real estate held for investment or sale	37,403			19,823
Property and equipment, net	614,127			545,346
Automobiles subject to lease, net	37,862			147,632
Goodwill and other intangible assets, net	40,201			38,325
Other assets	774,734			713,205

Total assets	$14,524,808			$14,565,588

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,296,629	3,183	0.28	$2,384,153	2,882	0.24
Savings deposits	915,627	2,085	0.46	1,108,774	2,051	0.37
Time deposits	3,658,260	85,477	4.67	2,671,263	48,427	3.63
Money market deposits	2,412,689	32,556	2.70	2,520,699	24,966	1.98

Total deposits	9,283,205	123,301	2.66	8,684,889	78,326	1.80
Borrowings	2,655,141	64,839	4.88	3,282,992	68,924	4.20

Total liabilities	11,938,346	188,140	3.15	11,967,881	147,250	2.46

Noninterest-bearing items:
Noninterest-bearing deposits	1,382,140			1,411,549
Other liabilities	256,081			259,698
Minority interest	175,391			175,391
Stockholders’ equity	772,850			751,069

Total liabilities and stockholders’ equity	$14,524,808			$14,565,588

Net interest income		$215,937			$208,215

Net interest spread (2)			3.24%			3.13%

Net yield on interest-earning assets (3)			3.42%			3.27%

Interest-earning assets to interest-bearing liabilities			105.86%			106.27%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals the weighted average yield on total interest-earning assets minus the weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006 Increase (Decrease) Due to Change in
	Volume (1)	Rate (1)	Total Change
Interest income:
Loans (2)	$(34,524)	70,958	$36,434
Mortgage-backed securities	10,043	827	10,870
Securities purchased under agreements to resell	(209)	575	366
Trading securities	(29)	(36)	(65)
Investment securities	70	746	816
Other interest-earning assets	(2,607)	2,798	191

Total interest income	(27,256)	75,868	48,612

Interest expense:
Deposit accounts	5,720	39,255	44,975
Borrowings	(26,480)	22,395	(4,085)

Total interest expense	(20,760)	61,650	40,890

Increase (decrease) in net interest income	$(6,496)	$14,218	$7,722

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in the 2007 period increased $48.6 million (or 13.7%) from the 2006 period primarily as a result of higher average yields on loans receivable which more than offset the reduction in interest income from lower average balances. Also contributing to the increased income was an increase in interest income on mortgage-backed securities caused by higher average balances.

The Bank’s net interest spread increased to 3.24% in the 2007 period from 3.13% in the 2006 period. The 11 basis point increase was primarily the result of a 91 basis point increase in the average yield on loans which was partially offset by a 69 basis point increase in the cost of deposits and borrowings. The ratio of average interest-earning assets to average interest-bearing liabilities was 105.9% for the 2007 period, essentially unchanged from the 2006 period.

Interest income on loans, the largest category of interest-earning assets, increased 11.2% to $362.0 million for the 2007 period from $325.6 million for the 2006 period, because of higher average yields. The average yield on the loan portfolio increased to 6.63% for the 2007 period from 5.72% for the 2006 period, reflecting increases in the various indices on which interest rates of adjustable rate loans are based. Interest income on residential mortgage loans increased $22.2 million primarily due to an 89 basis point increase in the average yield (to 6.20% from 5.31%) during the 2007 period. Lower residential mortgage loan average balances of $425.1 million partially offset the increased interest income on those loans. Higher average yields on home equity loans resulted in a $4.6 million (or 8.3%) increase in interest income on those loans. Higher average balances of and average yields on residential construction loans resulted in an $11.6 million (or 78.4%) increase in interest income on those loans.

Interest income on mortgage-backed securities increased $10.9 million (or 57.5%) primarily due to a $423.4 million increase in average balances and, to a lesser extent, an increase in the average yields on those securities to 4.76% from 4.57%.

Interest expense on deposits increased $45.0 million (or 57.4%) during the 2007 period. The increase resulted primarily from an 86 basis point increase in the average rate on deposits (to 2.66% from 1.80%) due to increased rates paid by the Bank in response to higher market interest rates. A $598.3 million increase in average deposit balances also contributed to the increase in interest expense.

Interest expense on borrowings decreased $4.1 million (or 5.9%) in the 2007 period compared to the 2006 period. Interest expense on advances from the FHLB of Atlanta decreased $6.7 million (or 12.8%) due primarily to lower average balances which were partially offset by higher average rates paid on the advances. Interest expense on securities sold under repurchase agreements decreased $1.4 million (or 30.5%) due primarily to lower average balances of $81.6 million. Interest expense on other borrowings increased $4.0 million (or 72.1%) due to higher average balances and higher average rates paid on those borrowings.

Provision for Loan Losses. During the 2007 period, the Bank recorded a credit for loan losses of $1.0 million, compared to a credit for loan losses of $1.8 million in the 2006 period. The credit reflects the recovery of prior subprime automobile loan charge-offs in excess of charge-offs on all other loans. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income decreased to $158.6 million in the 2007 period from $181.3 million in the 2006 period. The $22.7 million (or 12.5%) decrease was primarily attributable to decreases in servicing, securitization and mortgage banking income and automobile rental income. Those decreases were partially offset by an increase in deposit servicing fees.

Servicing, securitization and mortgage banking income decreased to $48.8 million in the 2007 period, from $60.1 million in the 2006 period, an 18.8% decrease. During the 2007 period, the Bank securitized and/or sold $2.0 billion of loans and recognized gains of $36.9 million. During the 2006 period, the Bank securitized and/or sold $2.5 billion of loans and recognized gains of $61.0 million. The gain rates on loans held for securitization and/or sale declined during the 2007 period. Primarily as a result of higher estimated future prepayments of securitized mortgage loans, the Bank recorded a fair value write-down on its interest-only assets totaling $44.3 million during the 2007 period compared to a $68.9 million write-down in the 2006 period.

Automobile rental income decreased to $5.8 million in the 2007 period from $22.6 million in the 2006 period, a 74.2% decrease. The $16.8 million decrease resulted primarily from a $109.8 million (or 74.4%) decrease in average outstanding leases as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Deposit servicing fees increased $4.8 million (or 6.9%) during the 2007 period primarily due to fees generated from the continued expansion of the Bank’s branch and ATM network.

Operating Expenses. Operating expenses during the 2007 period increased $19.2 million (or 5.8%) from the 2006 period. The increase was largely due to increases in salaries and employee benefits and property and equipment expenses which were partially offset by a reduction in depreciation and amortization.

Salaries and employee benefits increased $20.3 million (or 13.4%) in the 2007 period due primarily to the increased number of retail branches and the increased number of hours those branches are open.

Property and equipment expense increased $4.4 million (or 16.4%) during the 2007 period primarily due to rent expense on the increased number of retail branches.

Depreciation and amortization expense decreased $10.1 million (or 26.4%) in the current period. Depreciation expense related to automobiles subject to lease decreased $11.7 million, to $4.1 million for the 2006 period, due to lower levels of outstanding leases resulting from the Bank’s prior decision to discontinue origination of automobile leases.

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

The Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of March 31, 2007. Based on the foregoing, the Company’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007.

During the three months ended March 31, 2007 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 1A.	RISK FACTORS

As of the quarter ended March 31, 2007, there were no additional material risks and no material changes to the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for the year ended September 30, 2006.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS AND REPORTS ON 8-K

(a)	Exhibits required by Item 601 of Regulation S-K are set forth below.

EXHIBITS

EXHIBITS		DESCRIPTION
3.		ORGANIZATIONAL DOCUMENTS

	(a)	Second Amended and Restated Declaration of Trust filed with the Maryland State Department of Assessments and Taxation on May 23, 2002 as Exhibit 3(a) to Registration Statement 333-70753 is hereby incorporated by reference.

	(b)	Second Amended and Restated By-Laws of the Trust dated as of May 23, 2002 as Exhibit 3(b) to Registration Statement 333-70753 is hereby incorporated by reference.

4.		INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

	(a)	Indenture, dated as of February 25, 2004, by and between the Trust and Wells Fargo Bank, National Association, as Trustee, with respect to the Trust’s 7 1/2% Senior Secured Notes due 2014 and 7 1/2% Series B Senior Secured Notes due 2014, including Form of Note, as filed as Exhibit 4 (a) to Registration Statement 333-113640 is hereby incorporated by reference.

	(b)	Indenture, dated as of April 14, 2003, between the Trust and U.S. Bank National Association, as Trustee, with respect to the Trust’s Unsecured Notes Due for One Year to Ten Years from Date of Issue, as filed as Exhibit 4(a) to Registration Statement 333-104068 is hereby incorporated by reference.

	(c)	Indenture dated as of September 1, 1992 with respect to the Trust’s Notes due from One to Ten Years from Date of Issue filed as Exhibit 4(a) to Registration Statement No. 33-34930 is hereby incorporated by reference.

	(d)	First Supplemental Indenture dated as of January 16, 1997 with respect to the Trust’s Notes due from One to Ten years from Date of Issue filed as Exhibit 4(b) to Registration Statement No. 33-34930 is hereby incorporated by reference.

	(e)	Second Supplemental Indenture dated as of January 13, 1999 with respect to the Trust’s Notes due from One to Ten Years from Date of Issuance as filed as Exhibit 4(l) to Registration Statement No. 333-70753 is hereby incorporated by reference.

10.		MATERIAL CONTRACTS

	(a)	Amended and Restated Advisory Contract dated as of October 1, 2005 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, LLC, filed as Exhibit 10(a) to Trust’s September 30 2005 Form 8-K is hereby incorporated by reference.

	(b)	Form of Commercial Asset Management and Leasing Agreement between the Trust and B.F. Saul Property Company filed as Exhibit 10(c) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

	(c)	Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

	(d)	First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

	(e)	Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Bank, F.S.B. and certain real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.

	(f)	Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

	(g)	Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

	(h)	First Amendment to Registration Rights and Lock-Up Agreement dated September 29, 1999 by and among Saul Centers, Inc., the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, Franklin Property Company and Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

	(i)	Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company, Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.

	(j)	Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., B.F. Saul Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended March 31, 2000 is hereby incorporated by reference.

	(k)	Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

	(l)	Amended and Restated Note Administration Fee Agreement dated as of October 1, 2005, between the Trust, B.F. Saul Company and B.F. Saul Advisory Company L.L.C., as filed as Exhibit 10(n) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(m)	Development Agreement dated as of October 1, 2005 between the Trust and B.F. Saul Property Company, as filed as Exhibit 10(o) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(n)	Amendment No. 1 to Amended and Restated Advisory Contract, made as of April 3, 2006 by and among the Trust and B. F. Saul Company, as filed as Exhibit 10(a) to the Trust’s April 3, 2006 Form 8-K is hereby incorporated by reference.

(o)	Amendment No. 2 to Amended and Restated Advisory Contract, made as of January 18, 2007 by and among the Trust and B. F. Saul Company, as filed as Exhibit 10(o) to the Trust’s December 31, 2006 Form 10-Q id hereby incorporated by reference.

12.	Ratio of Earnings to Fixed Charges (filed herewith).

12.1	Ratio of Consolidated Earnings to Fixed Charges (filed herewith)

31.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. F. SAUL REAL ESTATE INVESTMENT TRUST
(Registrant)

Date: May 14, 2007	Stephen R. Halpin, Jr.
Stephen R. Halpin, Jr.
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2007	Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)