Form 10-Q
period 2007-06-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2007-08-14
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of August 13, 2007, was 4,807,510.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets

B. F. SAUL REAL ESTATE INVESTMENT TRUST

(In thousands, except per share and share amounts)	June 30, 2007	September 30, 2006
	(Unaudited)
ASSETS
Real Estate
Income-producing properties
Hotel	$387,107	$359,805
Office and industrial	264,945	210,015
Other	1,128	1,128

	653,180	570,948
Accumulated depreciation	(236,239)	(197,855)

	416,941	373,093
Land parcels	42,978	44,582
Construction in progress	64,348	34,946
Investment in Saul Holdings and Saul Centers	122,142	89,802
Cash and cash equivalents	3,324	46,391
Note receivable and accrued interest - related party	5,700	10,300
Other assets	67,140	63,698

Total real estate assets	722,573	662,812

Banking
Cash and other deposits	503,712	410,188
Loans held for securitization and/or sale	1,314,843	467,574
Investment securities (market value $209,528 and $200,152, respectively)	210,306	201,455
Mortgage-backed securities (market value $1,159,925 and $1,266,970, respectively)	1,176,554	1,289,718
Loans receivable (net of allowance for losses of $25,000 at both period ends)	9,827,676	10,120,821
Federal Home Loan Bank stock	93,829	85,449
Property and equipment, net	627,057	601,592
Goodwill and other intangible assets, net	44,782	39,970
Mortgage interest-only assets	306,541	344,317
Mortgage servicing assets	164,465	168,059
Other assets	373,427	411,978

Total banking assets	14,643,192	14,141,121

TOTAL ASSETS	$15,365,765	$14,803,933

LIABILITIES
Real Estate
Mortgage notes payable	$557,223	$488,339
Notes payable - secured	250,000	250,000
Notes payable - unsecured	—	21,398
Other liabilities and accrued expenses	43,660	31,361
Deferred tax liability, net	37,723	41,281

Total real estate liabilities	888,606	832,379

Banking
Deposit accounts	10,989,793	10,445,764
Borrowings	517,495	822,639
Federal Home Loan Bank advances	1,529,528	1,343,312
Other liabilities	460,410	405,744
Capital notes - subordinated	175,000	175,000

Total banking liabilities	13,672,226	13,192,459

Commitments and contingencies
Minority interest held by affiliates	134,991	130,529
Minority interest - other	296,013	296,013

TOTAL LIABILITIES	14,991,836	14,451,380

SHAREHOLDERS' EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized, 6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	317,669	296,293

	417,770	396,394
Less cost of 1,834,088 common shares of beneficial interest in treasury	(43,841)	(43,841)

TOTAL SHAREHOLDERS' EQUITY	373,929	352,553

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,365,765	$14,803,933

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations (Unaudited)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
REAL ESTATE
Income
Hotels	$42,257	$40,707	$110,279	$94,184
Office and industrial (including $1,586, $1,369, $4,451 and $4,204 of rental income from banking segment, respectively)	11,593	9,848	31,933	30,163
Sales of townhomes	3,190	—	7,775	—
Other	417	576	1,355	1,475

Total income	57,457	51,131	151,342	125,822

Expenses
Direct operating expenses:
Hotels	24,539	23,037	68,620	55,506
Office and industrial properties	4,256	3,336	10,792	9,744
Land parcels and other	416	258	1,076	867
Cost of sales, townhomes	2,764	—	6,497	—
Interest and amortization of debt expense	14,090	13,195	40,298	36,719
Depreciation	5,700	5,260	16,611	14,926
Advisory, management and leasing fees - related parties	4,450	4,235	12,521	11,540
General and administrative	1,081	674	2,944	2,236

Total expenses	57,296	49,995	159,359	131,538

Equity in earnings (losses) of unconsolidated entities:
Saul Holdings and Saul Centers	3,117	2,680	9,156	7,834
Other	—	(263)	—	(503)
Gain on sale of land	325	—	1,534	416

REAL ESTATE OPERATING INCOME	$3,603	$3,553	$2,673	$2,031

BANKING
Interest income
Loans	$187,645	$170,902	$549,660	$496,483
Mortgage-backed securities	14,298	11,516	44,080	30,427
Other	5,839	5,848	18,119	16,821

Total interest income	207,782	188,266	611,859	543,731

Interest expense
Deposit accounts	65,328	47,038	188,629	125,365
Borrowings	30,999	35,095	95,837	104,018

Total interest expense	96,327	82,133	284,466	229,383

Net interest income	111,455	106,133	327,393	314,348
Credit for loan losses	(786)	(5,836)	(1,777)	(7,616)

Net interest income after credit for loan losses	112,241	111,969	329,170	321,964

Other income
Deposit account servicing fees	39,581	37,308	113,497	106,437
Servicing, securitization and mortgage banking income	46,561	56,717	95,355	116,800
Asset management fees	9,876	7,826	28,308	24,978
Other	7,506	12,886	24,979	47,859

Total other income	103,524	114,737	262,139	296,074

Continued on following page.

Consolidated Statements of Operations (Unaudited) (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
BANKING (Continued)
Operating expenses
Salaries and employee benefits	$87,141	$79,409	$259,113	$231,042
Servicing assets adjustments and other loan expenses	21,615	25,379	72,328	73,134
Property and equipment (including $1,586, $1,369, $4,451 and $4,204 of rental expense paid to real estate segment, respectively)	17,788	14,293	48,987	41,102
Marketing	6,630	7,778	15,712	17,492
Data processing	10,557	9,486	31,846	29,155
Depreciation and amortization	11,389	15,934	39,653	54,369
Other	17,520	32,348	51,891	66,111

Total operating expenses	172,640	184,627	519,530	512,405

BANKING OPERATING INCOME	$43,125	$42,079	$71,779	$105,633

TOTAL COMPANY
Income from continuing operations before income taxes and minority interest	$46,728	$45,632	$74,452	$107,664
Income tax provision	15,524	13,520	22,199	33,076

Income from continuing operations before minority interest	31,204	32,112	52,253	74,588
Minority interest held by affiliates	(4,309)	(4,414)	(5,727)	(10,098)
Minority interest - other	(7,308)	(7,290)	(21,905)	(21,852)

INCOME FROM CONTINUING OPERATIONS	19,587	20,408	24,621	42,638
Discontinued real estate operations:
Income from operations of discontinued real estate assets (including gain on disposal of $6,286)	—	—	—	4,225
Income tax provision	—	—	—	1,635

INCOME FROM DISCONTINUED REAL ESTATE OPERATIONS	—	—	—	2,590

TOTAL COMPANY NET INCOME	$19,587	$20,408	$24,621	$45,228
Dividends: Real Estate Trust's preferred shares of beneficial interest	(1,355)	(1,355)	(4,064)	(4,064)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$18,232	$19,053	$20,557	$41,164

NET INCOME PER COMMON SHARE
Income from continuing operations	$3.78	$3.95	$4.28	$8.02
Discontinued operations	—	—	—	0.54

NET INCOME PER COMMON SHARE (BASIC AND DILUTED)	$3.78	$3.95	$4.28	$8.56

DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.34	$0.34	$1.03	$1.03

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders' Equity (Unaudited)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
COMPREHENSIVE INCOME

Net income	$19,587	$20,408	$24,621	$45,228
Other comprehensive income	—	—	—	—

TOTAL COMPREHENSIVE INCOME	$19,587	$20,408	$24,621	$45,228

CHANGES IN SHAREHOLDERS' EQUITY

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)	$516	$516	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)	6,642	6,642	6,642	6,642

PAID-IN SURPLUS
Beginning and end of period	92,943	92,943	92,943	92,943

RETAINED EARNINGS
Beginning of period	299,805	268,909	296,293	249,083
Net income	19,587	20,408	24,621	45,228
Adjustments:
Saul Holdings investment	1,278	245	4,401	1,251
Other	—	—	(1,917)	—
Dividends:
Real Estate Trust preferred shares of beneficial interest	(1,355)	(1,355)	(4,064)	(4,064)
Real Estate Trust common shares of beneficial interest	(1,646)	(1,646)	(4,937)	(4,937)
Cumulative effect of a change in accounting principle, net of tax	—	—	3,272	—

End of period	317,669	286,561	317,669	286,561

TREASURY SHARES
Beginning and end of period (1,834,088 shares)	(43,841)	(43,841)	(43,841)	(43,841)

TOTAL SHAREHOLDERS' EQUITY	$373,929	$342,821	$373,929	$342,821

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Nine Months Ended June 30,
(In thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net income	$1,715	$4,834
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	16,611	14,922
Amortization of debt expense	1,739	1,870
Equity in net earnings of unconsolidated entities, net of net distributions of $3,799 in 2006	(9,156)	(3,534)
Gain on sale of properties	(1,534)	(6,702)
Deferred tax (benefit) provision	370	536
Increase in accounts receivable and accrued income	(1,536)	(2,206)
Increase in accounts payable and accrued expenses	6,680	4,414
Dividends and tax sharing payments	20,694	26,421
Other, net	(2,940)	(5,267)

	32,643	35,288

Banking
Net income	22,906	40,394
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premiums, discounts and net deferred loan fees	27,583	27,404
Increase (decrease) in income taxes payable	31,572	(30,237)
Depreciation and amortization	39,653	54,369
Credit for loan losses	(1,777)	(7,616)
Minority interest held by affiliates	5,727	10,098
Minority interest - other	7,500	7,500
Proceeds from sales of trading securities	166,234	159,221
Purchases and net fundings of loans held for securitization and/or sale	(3,961,069)	(3,364,201)
Proceeds from sales of loans held for securitization and/or sale	3,012,629	3,915,836
Decrease in interest-only assets	37,776	453
(Increase) decrease in servicing assets	10,317	(10,643)
Decrease in other assets	5,332	11,161
Increase in other liabilities	20,460	6,005
Other	447	8,686

	(574,710)	828,430

Net cash (used in) provided by operating activities	(542,067)	863,718

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Property acquisitions	(47,187)	(108,029)
Development/redevelopment expenditures, net of $5,953 allocated to cost of sales in 2007	(42,950)	(20,081)
Capital expenditures	(11,705)	(16,302)
Property sales, net	1,810	17,146
Note receivable and accrued interest - related party advances, net	4,600	(200)
Equity investment in Saul Holdings and Saul Centers	(16,415)	(1,340)
Other investments	(65)	(431)

	(111,912)	(129,237)

Banking
Purchases of investment securities	(8,350)	—
Proceeds from redemption of Federal Home Loan Bank Stock	215,953	210,203
Purchases of Federal Home Loan Bank Stock	(224,333)	(177,529)
Net principal collected on loans	3,582,299	4,164,413
Net fundings and purchases of loans receivable	(3,391,753)	(5,106,373)
Proceeds from sales of loans transferred to loans held for securitization and/or sale	2,052	180,656
Principal collected on mortgage-backed securities	148,258	133,401
Purchases of mortgage-backed securities	(37,426)	(99,712)
Proceeds from sales of automobiles subject to lease	38,625	86,329
Net purchases of property and equipment	(87,514)	(81,406)
Net proceeds from sales of property and equipment	26,433	586
Net proceeds from sales of real estate	12,226	4,138
Disbursements for real estate held for sale	(10,680)	(6,365)
Purchase of investment management company	(5,151)	(8,803)

	260,639	(700,462)

Net cash provided by (used in) investing activities	148,727	(829,699)

Continued on following page.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Nine Months Ended June 30,
(In thousands)	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financings	$94,051	$289,963
Principal curtailments and repayments of mortgages	(25,167)	(104,813)
Proceeds from unsecured bridge loan	—	86,193
Repayments of unsecured bridge loan	—	(86,193)
Proceeds from sales of unsecured notes	—	935
Repayments of unsecured notes	(21,398)	(12,318)
Costs of obtaining financings	(2,283)	(3,197)
Cash dividends paid on preferred stock	(4,064)	(4,064)
Cash dividends paid on common stock	(4,937)	(4,937)

	36,202	161,569

Banking
Proceeds from customer deposits and issuance of certificates of deposit	70,708,716	62,273,195
Customer withdrawals of deposits and payments for maturing certificates of deposit	(70,164,687)	(61,549,173)
Advances from the Federal Home Loan Bank	10,977,003	16,505,158
Repayments of advances from the Federal Home Loan Bank	(10,790,787)	(17,231,267)
Net decrease in other borrowings	(305,145)	(62,567)
Capital contribution from parent	9,995	—
Cash dividends paid on preferred stock	(7,500)	(7,500)
Cash dividends paid on common stock	(20,000)	(30,000)

	407,595	(102,154)

Net cash provided by financing activities	443,797	59,415

Net increase in cash and cash equivalents	50,457	93,434
Cash and cash equivalents at beginning of period	456,579	521,419

Cash and cash equivalents at end of period	$507,036	$614,853

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$3,324	$81,540
Banking
Cash and other deposits	503,712	533,313

Cash and cash equivalents at end of period	$507,036	$614,853

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$317,411	$250,807
Income taxes, net	(1,374)	63,715
Shares of Saul Centers, Inc. common stock	28,358	3,216
Cash received during the period from:
Dividends on shares of Saul Centers, Inc. common stock	6,340	5,674
Distributions from Saul Holdings Limited Partnership	5,603	5,394

Supplemental disclosures of noncash activities:
Rollovers of notes payable - unsecured	—	823
Loans held for sale and/or securitization exchanged for trading securities	165,561	167,518
Loans receivable transferred to real estate acquired in settlement of loans	12,014	3,707
Loans receivable exchanged for mortgage-backed securities held to maturity	—	486,010
Assumption of debt not included in cash paid for acquisition of property	—	5,810

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL:

The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term "Trust" used in the text and the financial statements included herein refers to the consolidated entity, which includes B.F. Saul Real Estate Investment Trust and its subsidiaries, including Chevy Chase Bank, F.S.B. and its subsidiaries (“Chevy Chase” or the “Bank”). "Real Estate Trust" refers to B.F. Saul Real Estate Investment Trust and its subsidiaries, excluding Chevy Chase and Chevy Chase's subsidiaries. The operations conducted by the Real Estate Trust are designated as "Real Estate," while the business conducted by the Bank and its subsidiaries is identified by the term "Banking." In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust's financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust's audited consolidated financial statements included in its Form 10-K/A for the fiscal year ended September 30, 2006. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Certain reclassifications of prior periods’ information have been made to conform to the presentation for the three and nine months ended June 30, 2007, including the reclassification of certain income and expense amounts to operations of discontinued real estate assets and the reclassification of capital expenditures and identifiable assets to the residential segment of Industry Segment Information – Real Estate Trust, see Note 11, to assure comparability of all periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following accounting policies should be read in conjunction with the Trust's audited consolidated financial statements and the accompanying notes included in its Form 10-K/A for the fiscal year ended September 30, 2006.

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

The purchase price allocation for the acquisition of a hotel property is determined based on the relative fair vale of the components of the property, which include land, building, personal property, franchise relationships, brand names, any in-place leases and other intangibles. The valuation of the personal property is based on management’s evaluation of the value of such property. The personal property is amortized over its remaining estimated useful life. To the extent that franchise relationship, trade name or other intangibles are present in an acquisition, the fair value of the intangibles are amortized over their estimated useful life or evaluated for impairment under SFAS No. 142, if determined to have an indefinite life. An impairment charge on indefinite lived intangible assets is recognized if the fair value is less than the carrying amount. At June 30, 2007 and September 30, 2006, indefinite lived intangible assets totaled $9.0 million, equal to their fair value, and are included in Other Assets on the balance sheet.

Real estate investment properties, including properties under development and land held for future development, are reviewed for potential impairment losses quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Real Estate Trust has not recognized an impairment loss on any of its real estate.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed the assets are placed in service, their operating income, operating expenses, consisting mainly of real estate taxes, payroll, repairs and maintenance, utilities, insurance, franchise, marketing and other property related expenses and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized during the nine-month periods ended June 30, 2007 and 2006 totaled $1.5 million and $712,000, respectively.

CONSTRUCTION IN PROGRESS

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. The Construction in Progress balance as of June 30, 2007 and September 30, 2006 is as follows:

Construction in Progress

(In thousands)	June 30, 2007	September 30, 2006
Circle 75 Townhomes	$18,882	$9,153
Circle 75 Infrastructure	7,115	7,248
Tysons Park Place II	21,958	1,805
Dulles Hampton Inn	16,393	1,864
Dulles SpringHill Suites	—	14,876

Total	$64,348	$34,946

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

BANKING

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS 140 to require an entity (i) to initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable; (ii) to separately present servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position; and (iii) to provide additional disclosures for all separately recognized servicing assets and servicing liabilities. In addition, SFAS 156 permits an entity to irrevocably choose either the amortization method or the fair value measurement method for the subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. The Bank adopted SFAS 156 on October 1, 2006, and

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

The following table sets forth information regarding the Bank’s servicing fees collected during the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Loan servicing fees (1)	$10,972	$11,138	$33,997	$34,076
Late charges (2)	532	457	1,626	1,401
Other servicing fees (1)	5,856	6,939	17,551	18,409

Total	$17,360	$18,534	$53,174	$53,886

(1)	Included in servicing, securitization and mortgage banking income on the Condensed Consolidated Statements of Operation.
(2)	Included in other income on the Condensed Consolidated Statements of Operation.

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

3. CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying financial statements include the accounts of the Real Estate Trust, which is involved in the ownership and development of income-producing properties. The accounts of the Bank have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results and cash flows for two business operations: Real Estate and Banking. All significant inter-company transactions, except as disclosed elsewhere in the financial statements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the Bank are presented gross in the Consolidated Statements of Cash Flows. For purposes of calculating primary and diluted earnings per share, weighted average common shares outstanding totaled 4,807,510 for all periods presented. The Trust has no common share equivalents. On January 18, 2007, the Trust declared a dividend on its common shares of $0.248 per share, totaling approximately $1.2 million, payable on January 19, 2007, to holders of record on December 29, 2006. On March 8, 2007, the Trust declared a dividend on its common shares of $0.4362 per share, totaling approximately $2.1 million, payable on March 13, 2007, to holders of record on March 9, 2007. On June 28, 2007, the Trust declared a dividend on its common shares of $0.342 per share, totaling approximately $1.6 million, payable on June 29, 2007, to holders of record on June 22, 2007.

4. TAXES:

The Real Estate Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978. As a result of the Real Estate Trust's acquisition of an additional 20% equity interest in the Bank in June 1990, the Bank became a member of the Real Estate Trust's affiliated group filing consolidated federal income tax returns. The current effect of the Real Estate Trust's consolidation of the Bank's operations into its federal income tax return results in the use of the Real Estate Trust's net operating losses to reduce the federal income taxes the Bank would otherwise owe.

5. INVESTMENT IN SAUL CENTERS, INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP – REAL ESTATE TRUST:

During the nine-month period ended June 30, 2007, the Real Estate Trust purchased, through dividend reinvestment and on the open market, approximately 527,000 shares of common stock of Saul Centers, Inc. (“Saul Centers”), and as of June 30, 2007 owned approximately 5,247,000 shares representing 29.9% of such company's outstanding common stock. As of June 30, 2007, the market value of the total shares was approximately $238.0 million. The majority of these shares have been pledged as collateral with the Real Estate Trust's credit line banks.

In fiscal 1993, the Real Estate Trust entered into a series of transactions in connection with the initial public offering of Saul Centers. The Real Estate Trust transferred its 22 shopping centers and one of its office properties, together with the $196 million of mortgage debt and deferred interest associated with such properties, to a newly formed partnership, Saul Holdings Limited Partnership (“Saul Holdings Partnership”), in which as of June 30, 2007 the Real Estate Trust owns (directly and through its wholly owned subsidiaries) a 19.0% interest, other entities affiliated with the Real Estate Trust own a 4.5% interest and Saul Centers owns a 76.5% interest. Under the Saul Holdings Partnership agreement, the units are generally convertible on a one-for-one basis into common stock of Saul Centers. However, the limited partnership units were not convertible as of June 30, 2007 because pursuant to the Saul Holdings Limited Partnership Agreement, the Real Estate Trust and other affiliated entities own in excess of 24.9% of the Saul Centers Equity Securities. The Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly distributions to the partners out of net cash flow. During the nine-month period ended June 30, 2007, the Real Estate Trust received total cash distributions of $5.6 million from Saul Holdings Partnership which were all reinvested in common stock of Saul Centers. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s credit line banks.

Pursuant to a reimbursement agreement among the partners of Saul Holdings Partnership and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At June 30, 2007, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $100.0 million. The Real Estate Trust believes that Saul Holdings will be able to make all payments due with respect to its debt obligations.

5. INVESTMENT IN SAUL CENTERS INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP – REAL ESTATE TRUST (Continued):

The unaudited condensed Consolidated Balance Sheets as of June 30, 2007 and September 30, 2006, and the unaudited Consolidated Statements of Operations for the nine month period ended June 30, 2007 and 2006 of Saul Centers, Inc. follow:

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	June 30, 2007	September 30, 2006
Assets
Real estate investments	$856,536	$834,050
Accumulated depreciation	(223,652)	(210,025)
Other assets	73,983	65,714

Total assets	$706,867	$689,739

Liabilities and stockholders' equity
Mortgage notes payable	$520,345	$490,897
Other liabilities	38,417	73,800

Total liabilities	558,762	564,697
Minority interests	5,305	5,926
Total stockholders' equity	142,800	119,116

Total liabilities and stockholders' equity	$706,867	$689,739

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months (1) Ended June 30,
(In thousands)	2007	2006
Revenue
Base rent	$86,847	$79,843
Other revenue	22,817	20,205

Total revenue	109,664	100,048

Expenses
Operating expenses	23,936	21,150
Interest and amortization of deferred debt expense	24,917	23,749
Depreciation and amortization	19,360	18,665
General and administrative	8,377	7,599

Total expenses	76,590	71,163

Net operating income before minority interests	33,074	28,885

Minority interests	(6,419)	(5,500)

Net income	26,655	23,385

Preferred dividends	(6,000)	(6,000)

Net income available to common shareholders	$20,655	$17,385

(1)	Saul Centers' year end is December 31. These statements of operations are computed by combining Saul Centers' 2006 fourth quarter and 2007 first and second quarter results.

6. REAL ESTATE ACQUIRED – REAL ESTATE TRUST:

On March 29, 2007, the Real Estate Trust acquired an approximately 178,000 square foot office building located in Bethesda, Maryland from the Bank for a purchase price of $46.0 million. The acquisition was funded by the Real Estate Trust’s revolving credit facilities and with cash on hand. A $37.0 million mortgage note was placed on this property on June 21, 2007. The purchase price for the acquisition was established using an independent appraisal. The Bank realized an after tax gain totaling $9.6 million on the sale. The gain was eliminated in consolidation and the Real Estate Trust has recorded this office building using the Bank’s basis. The results of operations of the office building will be included in the Real Estate section of the consolidated statements of operations beginning April 1, 2007.

7. RELATED PARTY TRANSACTIONS – REAL ESTATE TRUST:

Under an existing unsecured note receivable from B.F. Saul Company, which was modified and amended on October 1, 2005, not to exceed $30.0 million, the Real Estate Trust received net curtailments of $4.6 million during the nine-month period ended June 30, 2007. At June 30, 2007 and September 30, 2006, the note balance totaled $5.7 million and $10.3 million, respectively. Interest is computed on the note at 200 basis points over a floating rate index. Interest earned on the note totaled $442,000 and $727,000 for the nine-month periods ended June 30, 2007 and 2006, respectively. The note is due and payable on September 30, 2015.

8. DISCONTINUED OPERATIONS/REAL ESTATE SOLD – REAL ESTATE TRUST:

On June 22, 2007 the Real Estate Trust was notified that its appeal regarding additional proceeds from a February 2006 condemnation of a 3.71 acre parcel had been approved by the Loudoun County Circuit Court. Additional proceeds of $325,000 were received on July 10, 2007 and the remainder of the gain was recorded in the quarter ended June 30, 2007. The initial proceeds of approximately $708,000 were originally placed in escrow then received by the Real Estate Trust on August 8, 2006. An initial gain of $416,000 was recorded in the quarter ended March 31, 2006.

On November 22, 2006, the Real Estate Trust received additional proceeds of approximately $1.6 million as final settlement of the February 2004 condemnation of 7.93 acres of land by the Commonwealth of Virginia. The proceeds of $1.6 million include approximately $300,000 in interest income and $8,000 of cost reimbursements. The Real Estate Trust recorded the final gain of approximately $1.2 million, net of approximately $400,000 of related expenses during the nine-month period ended June 30, 2007. The initial gain on this condemnation of $2.7 million was recorded in fiscal 2004.

Included in income from operations of discontinued real estate assets for the nine-month period ended June 30, 2006 (“2006 period”) are two hotel properties and an other real estate property asset. The sales of the hotel properties closed in December 2005 and January 2006, respectively. The sale of the other real estate asset closed in February 2006. There was no income from operations of discontinued real estate assets during the nine-month period ended June 30, 2007.

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

9. EXTINGUISHMENT OF LIABILITIES – REAL ESTATE TRUST (Continued):

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

10. MORTGAGE NOTES PAYABLE/SECURED REVOLVING CREDIT FACILITIES – REAL ESTATE TRUST:

Effective July 2, 2007, the Real Estate Trust amended and restated its $60.0 million secured revolving credit line with an unrelated bank, expanding the facility to $75.0 million and extending the maturity date two years to January 31, 2010, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread, effective June 29, 2007, at 150 basis points over the index. At June 30, 2007, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $60.0 million which increased to $75.0 million on July 2, 2007.

Effective June 14, 2007, the Real Estate Trust amended and restated its additional $60.0 million revolving credit line with an unrelated bank, expanding the facility to $75.0 million and extending the maturity date two years to June 30, 2010, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread, effective June 14, 2007, at 150 basis points over the index. At June 30, 2007, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $69.5 million. The Real Estate Trust was issued a $6.0 million letter of credit, which was reduced to $5.5 million during the quarter ended June 30, 2007, for the benefit of a mortgage lender as part of one of the mortgage financings completed during the quarter ended June 30, 2006. The letter of credit will continue to be reduced annually based on the amount of capital expended at the subject property. The letter of credit reduces the availability under the revolving credit facility.

On June 21, 2007, the Real Estate Trust placed a $37.0 million mortgage note on the office building located in Bethesda, Maryland which was purchased on March 29, 2007. The note, which is due on July 1, 2022, bears interest at 5.73% and requires monthly principal and interest payments of $232,322 with a balloon payment of $21.4 million due at maturity. The proceeds from the financing were used to pay down the Real Estate Trust’s revolving credit facilities.

On May 25, 2007, the Real Estate Trust closed on a $105.0 million construction/permanent loan for its Tysons Park Place II development. The loan is for a term of 14.5 years and will bear interest at 6.28%. Interest only will be payable for the initial three years, thereafter monthly interest and principal will be payable based on a 30 year amortization period. The loan will be used to fund the majority of the construction costs for the Tysons Park Place II development. The Real Estate Trust received loan draws of $11.4 million during the period ended June 30, 2007, which amounted to the balance outstanding under this loan at June 30, 2007.

On May 18, 2007, the Real Estate Trust placed a $21.4 million mortgage note on the newly constructed SpringHill Suites Hotel located in Loudoun County, Virginia. The note, which is due on June 1, 2017, bears interest at 5.77% and requires monthly principal and interest payments of $134,678 with a balloon payment of $16.5 million due at maturity. A portion of the proceeds from the financing were used to repay and retire the $14.9 million interest only construction loan on the property which was obtained on May 2006, the remainder of the proceeds were used to pay down the Real Estate Trust’s revolving credit facilities.

On March 29, 2007, the Real Estate Trust closed on a $21.2 million construction loan which will be used to finance the construction of the Hampton Inn Dulles located in Loudoun County, Virginia. The loan, which is due on March 29, 2009, with three one-year extension options, bears interest at 155 basis points over a floating rate index. Interest only is payable through maturity. The loan balance as of June 30, 2007 is $4.9 million, all of which was drawn during the current quarter.

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

10. MORTGAGE NOTES PAYABLE/SECURED REVOLVING CREDIT FACILITIES – REAL ESTATE TRUST (Continued):

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

11. INDUSTRY SEGMENT INFORMATION – REAL ESTATE TRUST:

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the "Banking" sections of the accompanying financial statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2007	2006	2007	2006
INCOME (from continuing operations)
Hotels	$42,257	$40,707	$110,279	$94,184
Office and industrial properties	11,593	9,848	31,933	30,163
Residential	3,190	—	7,775	—
Other	417	576	1,355	1,475

	$57,457	$51,131	$151,342	$125,822

OPERATING INCOME
(from continuing operations) (1)
Hotels	$14,357	$14,460	$31,642	$29,885
Office and industrial properties	5,004	4,468	14,564	14,303
Residential	426	—	1,278	—
Other	(5)	312	262	591

	19,782	19,240	47,746	44,779
Equity earnings of unconsolidated entities, net	3,117	2,417	9,156	7,331
Gain on sale of property	325	—	1,534	416
Interest and amortization of debt expense	(14,090)	(13,195)	(40,298)	(36,719)
Advisory, management and leasing fees - related parties	(4,450)	(4,235)	(12,521)	(11,540)
General and administrative	(1,081)	(674)	(2,944)	(2,236)

Operating income from continuing operations	$3,603	$3,553	$2,673	$2,031

INTEREST AND AMORTIZATION OF DEBT EXPENSE
(from continuing operations)
Hotels	$5,183	$3,961	$14,795	$9,499
Office and industrial properties	3,541	3,079	10,526	8,960
Other	5,366	6,155	14,977	18,260

	$14,090	$13,195	$40,298	$36,719

DEPRECIATION (from continuing operations)
Hotels	$3,361	$3,210	$10,017	$8,793
Office and industrial properties	2,333	2,044	6,577	6,116
Other	6	6	17	17

	$5,700	$5,260	$16,611	$14,926

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS
(from continuing operations)
Hotels	$9,214	$11,842	$28,019	$124,471
Office and industrial properties	5,803	6,077	61,867	14,620
Residential, net of $2,522 and $5,953 allocated to cost of sales in 2007	1,287	4,253	10,702	5,901
Other	500	514	1,254	1,188

	$16,804	$22,686	$101,842	$146,180

IDENTIFIABLE ASSETS (AT PERIOD END)
Hotels			$319,022	$282,281
Office and industrial properties			192,136	131,383
Residential			26,010	9,555
Other			185,405	256,413

			$722,573	$679,632

(1)	Operating income includes income less direct operating expenses, cost of sales and depreciation.

12. LOANS HELD FOR SECURITIZATION AND/OR SALE-THE BANK:

At June 30, 2007, loans held for securitization and/or sale were composed of single-family residential loans totaling $1.3 billion and automobile loans totaling $274,000. At September 30, 2006, loans held for securitization and/or sale were composed of single-family residential loans totaling $467.6 million.

13. LOANS RECEIVABLE-THE BANK:

Loans receivable is composed of the following:

(In thousands)	June 30, 2007	September 30, 2006
Single-family residential	$6,394,349	$6,648,885
Home equity	1,570,846	1,690,421
Other real estate	755,956	607,451
Commercial	938,541	987,850
Automobile	102,933	60,756
Other consumer	43,143	46,755

	9,805,768	10,042,118

Deferred loan origination costs, net of unearned discounts	46,908	103,703
Allowance for losses on loans	(25,000)	(25,000)

	21,908	78,703

Total	$9,827,676	$10,120,821

14. BUSINESS SEGMENTS-THE BANK:

The Bank has three operating segments: retail banking, commercial banking, and asset management services. Retail banking consists of traditional banking services, which include lending, leasing and deposit products offered to retail and small business customers. Commercial banking also consists of traditional banking services, as well as products and services tailored for larger corporate customers. Asset management services include asset management and similar services offered by subsidiaries of the Bank.

(In thousands)	Retail Banking	Commercial Banking	Asset Management	Total
Three Months Ended June 30, 2007
Core operating income	$192,954	$13,413	$9,899	$216,266
Core operating expense	157,158	7,774	8,673	173,605

Core earnings	35,796	5,639	1,226	42,661
Non-core items (loss)	567	—	(103)	464

Operating income	$36,363	$5,639	$1,123	$43,125

Average assets	$13,225,147	$1,398,984	$54,473	$14,678,604

	Retail Banking	Commercial Banking	Asset Management	Total
Three Months Ended June 30, 2006
Core operating income	$202,614	$13,542	$7,839	$223,995
Core operating expense	154,637	7,081	8,616	170,334

Core earnings (loss)	47,977	6,461	(777)	53,661
Non-core items	(11,299)	325	(608)	(11,582)

Operating income (loss)	$36,678	$6,786	$(1,385)	$42,079

Average assets	$13,197,507	$1,387,895	$50,983	$14,636,385

(In thousands)	Retail Banking	Commercial Banking	Asset Management	Total
Nine Months Ended June 30, 2007
Core operating income	$522,820	$42,162	$28,366	$593,348
Core operating expense	474,635	23,335	26,325	524,295

Core earnings	48,185	18,827	2,041	69,053
Non-core items	2,635	403	(312)	2,726

Operating income	$50,820	$19,230	$1,729	$71,779

Average assets	$13,113,400	$1,407,864	$54,814	$14,576,078

	Retail Banking	Commercial Banking	Asset Management	Total
Nine Months Ended June 30, 2006
Core operating income	$551,144	$38,736	$25,018	$614,898
Core operating expense	456,494	21,054	24,703	502,251

Core earnings	94,650	17,682	315	112,647
Non-core items	(6,125)	(59)	(830)	(7,014)

Operating income (loss)	$88,525	$17,623	$(515)	$105,633

Average assets	$13,178,518	$1,360,443	$52,282	$14,591,243

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

15. LITIGATION-THE BANK:

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

The Bank has appealed the availability of a class-wide rescission remedy and filed its brief in the court of appeals on March 26, 2007. Several major bank trade associations have filed a brief supporting the Bank’s position. Plaintiffs filed their appellate brief on April 30, 2007 and the Bank filed its reply brief on May 17, 2007. The only two federal courts of appeal that have considered the question have ruled unanimously that a class wide rescission remedy is not available. The question has not yet been addressed by the federal court of appeals in the circuit in which this litigation is pending. In addition, the Bank will appeal the substantive merits of whether there were any violations of the Truth in Lending Act.

The district court has suspended further proceedings in the case pending a ruling on the Bank's appeal. However, subsequent to that action, the District Court issued an opinion finding that the filing of the class action lawsuit tolled the running of the three-year rescission period under the Truth in Lending Act. The Bank plans to appeal that ruling at the proper time.

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

16. CAPITAL CONTRIBUTION FROM PARENT-THE BANK:

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

The principal business activities of the Real Estate Trust are the ownership of 80% of the outstanding common stock of the Bank, whose assets accounted for 95% of the Trust’s consolidated assets at June 30, 2007, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in the Bank, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the OTS.

The following discussion and analysis provides information that management believes to be necessary for an understanding of the Trust’s financial condition and results of operations, and should be read in conjunction with the accompanying financial statements, notes thereto and other information contained in this document.

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust's investment portfolio at June 30, 2007, consisted primarily of hotels, office projects, and land parcels. At June 30, 2007, the Real Estate Trust's hotel portfolio, which includes the 158 room hotel in Northern Virginia which was placed in service upon completion of construction on January 8, 2007, is comprised of 18 properties containing 3,267 available rooms. The office property portfolio consisted of 15 properties with a total gross leasable area of 2,168,000 square feet. On March 29, 2007 the Real Estate Trust completed the purchase, from the Bank, of an approximately 178,000 square foot office building located in Bethesda, Maryland. The square footage of the building is included in the Real Estate Trust’s gross leasable area.

The hotel portfolio, excluding the property acquired in March 2006 and the newly constructed property placed in service in January 2007, (“Same hotel properties – nine months ended June 30”) experienced an average occupancy of 71.3% and an average room rate of $123.50 during the nine-month period ended June 30, 2007, compared to an average occupancy of 70.1% and an average room rate of $125.46 during the same period in the prior year. REVPAR (revenue per available room) was $88.03 for the nine-month period ended June 30, 2007, a 0.1% increase over REVPAR for the nine-month period ended June 30, 2006 of $87.98.

Office space in the Real Estate Trust's office property portfolio, excluding the property purchased on March 29, 2007, which is 100% leased, (“Same office properties) was 87.1% leased at June 30, 2007, compared to a leasing rate of 91.4% at June 30, 2006. The majority of the decrease in occupancy was caused by the March 31, 2007 lease expiration of a 100,207 square foot tenant that was the sole occupant of one of the Real Estate Trust’s industrial buildings located in Northern Virginia. Rental revenue was received from this tenant through the end of their lease term. The Real Estate Trust is actively marketing this space to other potential tenants. At June 30, 2007, of the total gross leasable area of 2,168,000 square feet, 78,399 square feet (3.6%) and 236,693 square feet (10.9%) were subject to leases expiring in the remainder of fiscal 2007 and fiscal 2008, respectively.

BANKING

General. The Bank’s assets increased by $340.6 million during the current quarter to $14.6 billion at June 30, 2007. The Bank recorded operating income of $43.1 million during the quarter ended June 30, 2007, compared to operating income of $42.1 million during the quarter ended June 30, 2006. The slight increase in operating income in the quarter reflects increases in net interest income and deposit servicing fees and decreases in other operating expenses which were primarily offset by a decrease in servicing, securitization and mortgage banking income, a decrease in credit for loan losses, a decrease in other income and an increase in salaries and employee benefit expenses. During the quarter ended June 30, 2007, the Bank securitized and/or sold $1.2 billion of loans and recognized gains of $20.5 million. During the quarter ended June 30, 2006, the Bank securitized and/or sold $1.7 billion of loans and recognized gains of $36.2 million.

At June 30, 2007, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.04%, 6.04%, 9.06% and 11.10%, respectively. The Bank’s regulatory capital ratios exceeded regulatory requirements as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). See “Capital.”

During the quarter ended June 30, 2007, the Bank declared and paid a cash dividend on its Preferred Stock in the amount of $2.5 million. The Bank did not pay any dividends on its common stock during the current quarter.

Asset Quality. The following table sets forth information concerning the Bank’s non-performing assets. Amounts shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	June 30, 2007	March 31, 2007	September 30, 2006
Non-performing assets:
Non-accrual loans:
Residential mortgage	$44,238	$29,377	$27,352
Home equity	4,119	3,169	1,858
Other real estate	2,889	3,878	1,481
Commercial	575	505	13
Other consumer	252	422	721

Total non-accrual loans (1)	52,073	37,351	31,425
Real estate acquired in settlement of loans	42,434	38,724	32,310

Total non-performing assets	$94,507	$76,075	$63,735

Allowance for losses on loans	$25,000	$25,000	$25,000

Ratios:
Non-accrual loans to total assets	0.36%	0.26%	0.22%
Non-performing assets to total assets	0.65%	0.53%	0.45%
Allowance for losses on loans to non-accrual loans (1)	48.01%	66.93%	79.55%
Allowance for losses on loans to total loans receivable (2)	0.22%	0.23%	0.24%

(1)	Before deduction of allowances for losses.
(2)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets include non-accrual loans and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

Non-performing assets totaled $94.5 million at June 30, 2007, compared to $76.1 million at March 31, 2007. There were 99 non-accrual residential mortgage loans totaling $44.2 million at June 30, 2007 compared to 68 non-accrual residential mortgage loans totaling $29.4 million at March 31, 2007.

Non-performing assets and delinquencies (discussed below) related to residential mortgage loans and home equity loans have increased due to the continued softening in the housing market. Non-performing assets and delinquencies may increase in future periods as interest rates and required payments adjust on payment-option and interest-only loans in the Bank’s portfolio. In addition, property values in key markets remain weak making refinancing more difficult.

Delinquent Loans. At June 30, 2007, delinquent loans increased to $85.9 million, or 0.8% of loans from $40.0 million, or 0.4% of loans, at March 31, 2007. The following table sets forth information regarding the Bank’s delinquent loans at June 30, 2007.

	Principal Balance (Dollars in thousands) Loans Delinquent for
	30-59 days	60-89 days	Total
Residential mortgage	$25,591	$32,097	$57,688
Home equity	10,790	1,916	12,706
Other real estate	10,543	1,431	11,974
Commercial	1,236	35	1,271
Other	1,616	666	2,282

Total	$49,776	$36,145	$85,921

Total as a Percentage of Loans (1)	0.5%	0.3%	0.8%

(1)	Includes loans held for sale and/or securitization, before valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Residential mortgage loans delinquent 30-89 days increased to $57.7 million at June 30, 2007 from $32.5 million at March 31, 2007. Home equity loans delinquent 30-89 days increased to $12.7 million at June 30, 2007 from $2.3 million at March 31, 2007.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are assets which are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. Potential problem assets totaled $3.1 million at June 30, 2007 compared to $0.4 million at March 31, 2007. Two loans totaling $2.7 million were classified as potential problem loans during the current period.

Troubled Debt Restructurings. At June 30, 2007 and March 31, 2007, the Bank had no troubled debt restructurings.

Deferred Interest. At June 30, 2007, loans with a negative amortization option totaled $3.0 billion. During the three months ended June 30, 2007, the Bank capitalized $23.0 million of interest income from its payment option residential ARMs, which was partially offset by repayments of $6.1 million and a reduction of $3.4 million as a result of sales of the underlying loans. As of June 30, 2007, cumulative net deferred interest, which is included in loans receivable, totaled $72.1 million, an increase of $13.5 million or 22.9% from the amount at March 31, 2007, as a result of borrowers with payment option loans electing to make payments less than the amount of interest accrued during the period.

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Nine Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007
Balance at beginning of period	$25,000	$28,640	$25,000

Credit for loan losses	(1,777)	(7,616)	(786)

Charge-offs:
Residential mortgage	(1,811)	(705)	(247)
Home equity	(889)	(254)	(386)
Commercial	—	(1)	—
Automobile	(785)	(3,197)	(126)
Other	(1,155)	(1,116)	(396)

Total charge-offs	(4,640)	(5,273)	(1,155)

Recoveries:
Home equity	130	204	63
Commercial	534	150	43
Automobile	4,652	7,239	1,420
Other	1,101	1,656	415

Total recoveries	6,417	9,249	1,941

Net recoveries	1,777	3,976	786

Balance at end of period	$25,000	$25,000	$25,000

Credit for loan losses to average loans (1) (2)	(0.02)%	(0.09)%	(0.03)%
Net loan recoveries to average loans (1) (2)	(0.02)%	(0.05)%	(0.03)%
Ending allowance for losses on loans to total loans (2) (3)	0.22%	0.24%	0.22%

(1)	Annualized
(2)	Includes loans held for securitization and/or sale.
(3)	Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	June 30, 2007		September 30, 2006
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of period allocated to:
Residential mortgage	$5,605	69.1%	$5,085	67.7%
Home equity	2,320	14.2	3,095	16.1
Other real estate	3,524	6.9	2,969	5.8
Commercial	5,986	8.5	6,371	9.4
Automobile	1,025	0.9	2,470	0.6
Other	1,515	0.4	1,225	0.4
Unallocated	5,025	—	3,785	—

Total	$25,000		$25,000

At June 30, 2007, the Bank’s allowances for losses on loans totaled $25.0 million, unchanged from the level at March 31, 2007. Although delinquencies and non-performing assets have increased, based on a review of the underlying collateral, expected losses on these loans remain low. The allowance for losses on loans represents management’s estimate of credit losses inherent in the Bank’s loan portfolio as of the balance sheet date. The Bank’s allowance consists of several key elements, which include the allocated allowance, specific allowances for identified potential problem loans and the unallocated allowance. Management reviews the adequacy of the allowance on loans using a variety of measures and tools including historical loss performance, delinquency status, current economic conditions, internal risk ratings and current underwriting policies and procedures.

The allowance for losses on residential mortgage loans was $5.6 million at June 30, 2007, unchanged from the level at March 31, 2007. The allowance for losses on loans secured by real estate totaled $11.4 million at June 30, 2007, approximately 22.3% of total non-accrual real estate loans. During the three months ended June 30, 2007, the Bank recorded net charge-offs of $0.6 million on these assets. The allowance for losses on automobile loans totaled $1.0 million at June 30, 2007, a decrease of $0.7 million from the level at March 31, 2007.

The unallocated allowance for losses totaled $5.0 million at June 30, 2007, an increase of $0.7 million from the level at March 31, 2007. The unallocated allowance is based upon management’s evaluation and judgement of various conditions that are not directly measured in the determination of the allocated portion of the allowance. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting key lending areas of the Bank, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience, regulatory examination results and findings of the Bank’s internal credit evaluations. At June 30, 2007, most of the unallocated allowance related to risks inherent in the mortgage loan portfolio, including, for example, geographic concentration and negative amortization features.

Asset and Liability Management. The following table presents the Bank’s interest rate sensitivity gap at June 30, 2007. Balances of interest-earning assets and interest-bearing liabilities are shown in the earlier of the period where contractual payments are due, interest rates adjust or prepayment is anticipated to occur. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for all of the Bank’s loans based on management’s estimates. The Bank’s deposits with no stated maturity, including savings and transaction accounts, have interest rates that may reprice at any time. However, market experience has shown that these deposits adjust to market prices over a much longer period of time. As a result, the Bank considers these deposits to be relatively insensitive to interest rate changes. The table contains information of the Bank only does not include consolidation or elimination entries required for the Trust’s financial presentation.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
Real estate loans:
Adjustable-rate	$3,431,909	$615,733	$1,939,589	$932,807	$172	$6,920,210
Fixed-rate	23,921	31,795	37,406	35,991	4,095	133,208
Home equity credit lines and second mortgages	1,237,421	88,129	157,920	116,445	114,270	1,714,185
Commercial	686,671	24,057	91,641	70,673	64,516	937,558
Consumer and other	53,757	30,038	43,069	17,257	3,394	147,515
Loans held for securitization and/or sale	1,314,843	—	—	—	—	1,314,843
Mortgage-backed securities	332,128	131,076	495,528	177,694	40,128	1,176,554
Other investments	167,706	—	210,306	—	—	378,012

Total interest-earning assets	7,248,356	920,828	2,975,459	1,350,867	226,575	12,722,085
Total non-interest earning assets	—	—	—	—	1,921,107	1,921,107

Total assets	$7,248,356	$920,828	$2,975,459	$1,350,867	$2,147,682	$14,643,192

Deposits:
Fixed maturity deposits	$2,216,101	$1,379,878	$304,416	$21,902	$—	$3,922,297
NOW, statement and passbook accounts	—	79,548	159,096	159,096	3,002,130	3,399,870
Money market deposit accounts	2,355,899	—	—	—	—	2,355,899
Borrowings:
Capital notes - subordinated	175,000	—	—	—	—	175,000
Other	1,688,821	148,114	126,535	12,415	71,139	2,047,024

Total interest-bearing liabilities	6,435,821	1,607,540	590,047	193,413	3,073,269	11,900,090
Total non-interest bearing liabilities	—	—	—	—	1,772,136	1,772,136
Minority interest	—	—	—	—	175,391	175,391
Stockholders' equity	—	—	—	—	795,575	795,575

Total liabilities & stockholders' equity	$6,435,821	$1,607,540	$590,047	$193,413	$5,816,371	$14,643,192

Gap	$812,535	$(686,712)	$2,385,412	$1,157,454	$(2,846,694)
Cumulative gap	$812,535	$125,823	$2,511,235	$3,668,689	$821,995
Cumulative gap as a percentage of total assets	5.5%	0.9%	17.1%	25.0%	5.6%

The interest sensitivity “gap” shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was 0.9% at June 30, 2007 compared to 1.4% at March 31, 2007.

Capital. At June 30, 2007, the Bank complied with all of its regulatory capital requirements and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at June 30, 2007, compared to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders' equity per financial statements	$813,128
Minority interest in REIT Subsidiary (1)	144,000

	957,128
Adjustments for tangible and core capital:
Intangible assets	(63,119)
Non-includable subsidiaries	(2,938)
Non-qualifying purchased/originated loan servicing rights	(9,942)

Total tangible capital	881,129	6.04%	$218,800	1.50%	$662,329	4.54%

Total core capital (2)	881,129	6.04%	$583,468	4.00%	$297,661	2.04%

Tier 1 risk-based capital (2)	881,129	9.06%	$389,074	4.00%	$492,055	5.06%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	25,000

Total supplementary capital	200,000

Total available capital	1,081,129
Equity investments (3)	(2,332)

Total risk-based capital (2)	$1,078,797	11.10%	$778,148	8.00%	$300,649	3.10%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank's core capital pursuant to authorization from the OTS.
(2)	Under the OTS "prompt corrective action" regulations, the standards for classification as "well capitalized" are a leverage (or "core capital") ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.
(3)	Includes one property classified as real estate held for sale which is treated as an equity investment for regulatory capital purposes.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank’s REO at June 30, 2007, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,332	(1)
1991	12,141	(2)
1995	21,408	(2)
2006	87
2007	6,466

Total REO	$42,434

(1)	The Bank treats this amount as an equity investment and deducts it from total capital for regulatory capital purposes.
(2)	The Bank received an extension of the holding periods of these properties through August 13, 2008.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

The Real Estate Trust's cash flows from operating activities have historically been insufficient to meet all of its cash flow requirements. The Real Estate Trust's internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, the payment of interest on its indebtedness, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings, the sale of unsecured notes, refinancing of maturing mortgage debt, proceeds from asset sales, and dividends and tax sharing payments from the Bank. Although cash flows from operating activities have improved over the prior two fiscal years, for the foreseeable future, the Real Estate Trust's ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources other than the sale of unsecured notes. Dividends received from the Bank are a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the Bank's operating performance and income, and regulatory restrictions on such payments.

The Real Estate Trust believes that the long term financial condition and operating results of the Bank should allow the Real Estate Trust to receive dividend payments from the Bank. During the nine-month period ended June 30, 2007, the Bank made dividend and tax sharing payments totaling $16.0 million and $4.7 million, respectively. Dividend and tax sharing payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

During the nine-month period ended June 30, 2007, the Trust purchased, through dividend reinvestment and on the open market, approximately 527,000 shares of common stock of Saul Centers and as of June 30, 2007 owned approximately 5,247,000 shares representing 29.9% of such company's outstanding common stock. As of June 30, 2007, the market value of the total shares was approximately $238.0 million. The majority of these shares have been pledged as collateral with the Real Estate Trust's credit line banks.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership ("Saul Holdings Partnership") the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the nine-month period ended June 30, 2007, the Real Estate Trust received total cash distributions of $5.6 million from Saul Holdings Partnership which were all reinvested in common stock of Saul Centers. Substantially all of the Real Estate Trust's ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust's lines of credit banks.

The Real Estate Trust repaid the remaining $21.4 million of outstanding unsecured notes during the quarter ended December 31, 2006.

Effective July 2, 2007, the Real Estate Trust amended and restated its $60.0 million secured revolving credit line with an unrelated bank, expanding the facility to $75.0 million and extending the maturity date two years to January 31, 2010, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread, effective June 29, 2007, at 150 basis points over the index. At June 30, 2007, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $60.0 million which increased to $75.0 million on July 2, 2007.

Effective June 14, 2007, the Real Estate Trust amended and restated its additional $60.0 million revolving credit line with an unrelated bank, expanding the facility to $75.0 million and extending the maturity date two years to June 30, 2010, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread, effective June 14, 2007, at 150 basis points over the index. At June 30, 2007, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $69.5 million. The Real Estate Trust was issued a $6.0 million letter of credit, which was reduced to $5.5 million during the quarter ended June 30, 2007, for the benefit of a mortgage lender as part of one of the mortgage financings completed during the quarter ended June 30, 2006. The letter of credit will continue to be reduced annually based on the amount of capital expended at the subject property. The letter of credit reduces the availability under the revolving credit facility.

The maturity schedule for the Real Estate Trust's outstanding debt at June 30, 2007 for the balance of fiscal 2007 and subsequent years is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes Payable	Notes Payable Secured	Total
2007(1)	$1,781	$—	$1,781
2008	7,519	—	7,519
2009	17,664	—	17,664
2010	13,225	—	13,225
2011	23,903	—	23,903
Thereafter	493,131	250,000	743,131

Total	$557,223	$250,000	$807,223

(1)	July 1, 2007 - September 30, 2007

Of the total mortgage debt outstanding at June 30, 2007, $540.9 million was non-recourse to the Real Estate Trust.

On June 21, 2007, the Real Estate Trust placed a $37.0 million mortgage note on the office building located in Bethesda, Maryland which was purchased on March 29, 2007. The proceeds from the financing were used to pay down the Real Estate Trust’s revolving credit facilities.

On May 25, 2007, the Real Estate Trust closed on a $105.0 million construction/permanent loan for its Tysons Park Place II development. The loan will be used to fund the majority of the construction costs for the Tysons Park Place II development. The Real Estate Trust received loan draws of $11.4 million during the period ended June 30, 2007, which amounted to the balance outstanding under this loan at June 30, 2007.

On May 18, 2007, the Real Estate Trust placed a $21.4 million mortgage note on the newly constructed SpringHill Suites Hotel located in Loudoun County, Virginia. A portion of the proceeds from the financing were used to repay and retire the $14.9 million interest only construction loan on the property which was obtained on May 2006, the remainder of the proceeds were used to pay down the Real Estate Trust’s revolving credit facilities.

On March 29, 2007, the Real Estate Trust closed on a $21.2 million construction loan which will be used to finance the construction of the Hampton Inn Dulles located in Loudoun County, Virginia. The loan balance as of June 30, 2007 is $4.9 million, all of which was drawn during the current quarter.

On January 31, 2007, the Real Estate Trust placed an $8.5 million mortgage note on an industrial property located in Northern Virginia. The majority of the proceeds from the refinancing were used to repay a $5.7 million variable rate construction loan which was secured by the subject property.

REAL ESTATE ACQUISITION, DISPOSITION, DEVELOPMENT AND CAPITAL EXPENDITURES

On June 22, 2007 the Real Estate Trust was notified that its appeal regarding additional proceeds from a February 2006 condemnation of a 3.71 acre parcel had been approved by the Loudoun County Circuit Court. Additional proceeds of $325,000 were received on July 10, 2007 and the remainder of the gain was recorded in the quarter ended June 30, 2007.

On March 29, 2007, the Real Estate Trust acquired an approximately 178,000 square foot office building located in Bethesda, Maryland from the Bank for a purchase price of $46.0 million. The acquisition was funded by the Real Estate Trust’s revolving credit facilities and with cash on hand. The purchase price for the acquisition was established using independent appraisals.

On November 22, 2006, the Real Estate Trust received additional proceeds of approximately $1.6 million as final settlement of the February 2004 condemnation of 7.93 acres of land by the Commonwealth of Virginia. The proceeds of $1.6 million include approximately $300,000 in interest income and $8,000 of cost reimbursements. The Real Estate Trust recorded the final gain of approximately $1.2 million, net of approximately $400,000 of related expenses during the nine-month period ended June 30, 2007. The initial gain on this condemnation of $2.7 million was recorded in fiscal 2004.

The Real Estate Trust owns various land parcels with approximately 450 acres of available land. These parcels offer potential development opportunities for the Real Estate Trust. On January 8, 2007 the construction of the 158 room SpringHill Suites Hotel in Northern Virginia was completed and the hotel commenced operation. During fiscal 2006 the Real Estate Trust commenced the ground-up development of a second hotel property, a projected 170 room Hampton Inn Hotel, on a land parcel owned in Northern Virginia with a scheduled opening in early fiscal 2008. The Real Estate Trust also commenced the development of for-sale residential townhomes and the related infrastructure on land parcels owned in Atlanta, Georgia. The first sales of townhome units closed during the second quarter of fiscal 2007. The Trust is exploring other development scenarios on several other land parcels.

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

At June 30, 2007, the estimated remaining collateral, after market value and other adjustments, of that portion of the Bank’s assets that may be pledged to the FHLB of Atlanta and various securities dealers totaled $4.7 billion, or 32.4% of total assets. The Bank can borrow from the FHLB of Atlanta an aggregate amount of up to 50% of the Bank’s total assets, provided that the Bank has sufficient collateral to pledge against the advances and subject to certain limitations and conditions imposed by the FHLB of Atlanta.

Also at June 30, 2007, the Bank had cash and other short-term assets totaling $503.7 million, or 3.4% of total assets.

The Bank also accesses a variety of other short-term and long-term liquidity sources, including securitizations and sales of loan receivables. As part of its mortgage banking activities, the Bank securitized and/or sold $1.2 billion of single-family residential mortgage loans during the June 2007 quarter. Generally, all long-term, fixed-rate residential mortgage loans originated during the current quarter have been or are in the process of being sold. Adjustable rate mortgage loans are either sold or placed into the Bank’s portfolio.

Management believes that the Bank’s primary sources of funds will be sufficient to meet the Bank’s foreseeable short- and long-term liquidity needs. The mix of funding sources used from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

Loan Originations, Securitizations and Sales – Retained Interests and Servicing Assets. During the quarter ended June 30, 2007, the Bank securitized and sold $719.1 million in residential mortgage loans. The outstanding trust certificate balances after this transaction amounted to $7.7 billion at June 30, 2007. Also during the quarter, the Bank exercised its option to purchase $57.6 million of loans remaining in a securitization transaction (the “clean up call”) and terminated the transaction.

As part of its loan origination, securitization and sale activities, the Bank generally receives or retains various interests in the loans sold, which may include servicing assets, securities, or interest-only assets, consisting of interest-only certificates and/or interest-only strips receivable. The Bank does not currently retain recourse relating to securitized loans and had no retained recourse at June 30, 2007 related to these transactions. The Bank records these interests as assets on its consolidated financial statements and determines the carrying value of the assets based on the estimated future cash flows expected to be received from the underlying assets. In accordance with the transaction documents, these cash flows are payable to the Bank before the claims of others. Periodically, the Bank obtains independent valuations as confirmation of management’s estimates of its values for interest-only and servicing assets. The Bank’s policy is to limit the aggregate amount of mortgage servicing rights and interest-only assets arising out of the securitization and sale of certain of the Bank’s ARMs to 75% of the Bank’s core capital. At June 30, 2007, those assets totaled 45.8% of the Bank’s core capital. The following tables summarize the carrying value of these assets at June 30, 2007 and March 31, 2007.

	June 30, 2007	March 31, 2007
	(in thousands)
Interest-only certificates	$269,789	$261,866
Interest-only strips receivable	36,752	37,650

Total interest-only assets	306,541	299,516
Servicing assets	164,465	162,291
Reserve accounts	7,472	9,926

Total	$478,478	$471,733

Residential mortgage loan prepayments continued to be affected by the yield curve. Historical experience has shown that prepayment speeds on adjustable rate loans are generally correlated to the steepness of the yield curve. The steeper the yield curve, the less likely the loan will prepay. Flat and inverted curves make adjustable rate loans less attractive to consumers and prepayments tend to increase. In addition, as prepayment penalty periods expire and as minimum payments are recast to fully-amortizing payments, borrowers are more likely to prepay their loans. During the June quarter, prepayment levels declined slightly as a result of rising long-term interest rates and a corresponding increase in mortgage rates.

The following tables show the changes in the Bank’s servicing assets and interest-only assets for each of the periods shown:

Mortgage Servicing Assets Activity

(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007		2006
Beginning balance	$162,291	$205,050	$167,968	(1)	$201,156
Additions	19,732	30,412	49,659		70,807
Amortization	—	(23,724)	—		(60,225)
Accretion	3,958	—	12,362		—
Cash collected	(21,968)	—	(67,182)		—
Net fair value adjustment	452	—	1,658		—

Ending balance	164,465	211,738	164,465		211,738
Valuation allowance	—	(36,502)	—		(36,502)

Carrying value	$164,465	$175,236	$164,465		$175,236

(1)	Includes the elimination of valuation allowances amounting to $39,196 as a result of the adoption of SFAS 156 on October 1, 2006.

Activity in the valuation allowance for servicing assets is summarized as follows:

	Nine Months Ended June 30,
	2007	2006
Beginning balance	$39,196	$36,564
Additions (reductions) charged to loan expenses	—	(62)
Elimination of valuation allowance per adoption of SFAS 156	(39,196)	—

Ending balance	$—	$36,502

The carrying value of the Bank’s servicing assets decreased during the current quarter as a result of $22.0 million of servicing fees, prepayment penalties and late charges collected. Offsetting this amount was the capitalization of $19.7 million of servicing rights related to $1.2 billion of mortgage loans securitized and/or sold where the Bank retained the servicing rights. In addition, as a result of the adoption of SFAS 156, servicing assets are no longer amortized but are carried at fair value. The Bank did not purchase or sell in bulk any servicing rights during the current quarter.

Interest-Only Assets Activity

(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Beginning balance	$299,516	$322,176	$344,317	$348,227
Additions	38,894	59,543	100,005	166,447
Accretion	6,965	6,563	22,950	19,981
Cash received	(37,214)	(34,763)	(114,845)	(112,268)
Fair value adjustments	(1,620)	(5,745)	(45,886)	(74,613)

Ending balance/Carrying value	$306,541	$347,774	$306,541	$347,774

The carrying value of the Bank’s interest-only assets increased by $7.0 million during the current quarter as a result of the capitalization of $38.9 million of interest-only assets related to $719.1 million of mortgage loans securitized and sold where the Bank retained or received interest-only assets. The increase in the capitalization of interest-only assets was partially offset by $37.2 million of cash received and a $1.6 million decrease in the fair value of the interest-only assets.

Key assumptions and the sensitivity of the current fair value of single-family residential retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

(Dollars in thousands)	June 30, 2007	March 31, 2007
Carrying value (1) (fair value)	$314,013	$309,442
Expected weighted-average life (2) (in years)	2.2	2.2
Prepayment Speed assumption (2)(3) (annual rate)
First twelve months	29.9%	32.5%
Next twelve months	29.8%	29.9%
Thereafter	24.6%	24.8%
Impact on fair value of 10% adverse change	$(28,642)	$(28,959)
Impact on fair value of 20% adverse change	$(53,568)	$(53,642)
Residual cash flow discount rate (annual)	10.0%	10.0%
Impact on fair value of 10% adverse change	$(5,976)	$(5,953)
Impact on fair value of 20% adverse change	$(11,653)	$(11,548)

(1)	June 30, 2007 includes interest-only assets of $306,541 and reserve accounts of $7, 472. March 31, 2007 includes interest-only assets of $299,516 and reserve accounts of $9,926.
(2)	Expected weighted average life and prepayment speed assumptions are based on the life of the securitization.
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

Commitments and Contingencies. The Bank has obligations under recourse provisions related to the servicing of certain residential mortgage loans. At June 30, 2007 and March 31, 2007, recourse to the Bank under these arrangements totaled $2.8 million.

In connection with the securitization and sale of certain payment option residential mortgage loans, the Bank is obligated to fund a portion of any “negative amortization” resulting from the borrowers electing their option to make monthly payments that are not sufficient to cover the interest accrued for the payment period. For each dollar of negative amortization funded by the Bank, the balances of certain investment grade mortgage-backed securities received by the Bank as part of the securitization transaction increase accordingly. When the borrowers ultimately make the principal payments, the Bank receives its pro rata portion of those payments in cash, and the balances of those securities held by the Bank are reduced accordingly. During the three months ended June 30, 2007, the Bank funded $32.8 million of negative amortization under these obligations, and received $28.9 million in principal payments representing previously funded negative amortization.

There were no material commitments for capital expenditures at June 30, 2007.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

REAL ESTATE

The Real Estate Trust recorded operating income from continuing operations of $3.6 million in both the quarter ended June 30, 2007 (the “2007 quarter”) and the quarter ended June 30, 2006 (the “2006 quarter”). The results reflect improved operating results in the office portfolio, due to the contribution from the March 29, 2007 office building acquisition, higher equity earnings from unconsolidated entities, income generated from the sale of townhomes and a $325,000 of gain on sale of land parcel as a result of a condemnation offset by increased interest and debt amortization, depreciation, advisory, management and leasing fees, general and administrative expenses and lower other income.

Income after direct operating expenses from hotels, which excludes two hotels which were sold during the year ended September 30, 2006 (“Fiscal 2006”), increased $48,000, or 0.3%, in the 2007 quarter from the level achieved in the 2006 quarter. Total revenue increased $1.6 million, or 3.8%, as occupancy, exclusive of the newly constructed hotel which was placed in service in January 2007 (“Same hotel properties – three months ended June 30”), remained steady at 80.0% in the 2007 quarter as compared to 80.4% in the 2006 quarter. The average room rate for the same hotel properties – three months ended June 30 increased slightly from $141.36 for the 2006 quarter to $142.09 for the 2007 quarter. Room sales for the 2007 quarter increased $1.2 million, or 3.7%, from the 2006 quarter, while food, beverage and other sales increased $364,000, or 4.3%. The newly constructed hotel contributed $1.3 million to the increase in overall revenue. Same hotel properties – three months ended June 30 revenues increased approximately $282,000, or 0.7%. Direct operating expenses increased $1.5 million, or 6.5%, reflecting increased operating costs, such as payroll costs, food and beverage costs, property taxes and utilities. In addition, operating costs associated with the newly constructed hotel, are fully integrated into the 2007 quarterly results.

Income after direct operating expenses from office and industrial properties increased $825,000, or 12.7%, in the 2007 quarter compared to the 2006 quarter. Total revenue increased $1.7 million, or 17.7%, in the 2007 quarter. The property purchased on March 29, 2007 contributed $1.8 million to revenue in the 2007 quarter. Occupancy levels, excluding the property purchased on March 31, 2007 (“Same office properties”) which is 100% leased, have decreased in the 2007 quarter from 91.4% at June 30, 2006 to 87.1% at June 30, 2007. The majority of the decrease in total revenue and occupancy was caused by the March 31, 2007 lease expiration of a 100,207 square foot tenant that was the sole occupant of one of the Real Estate Trust’s industrial buildings located in Northern Virginia. Rental revenue was received from this tenant through the end of their lease term. Increased revenue generated by the remainder of the Real Estate Trust’s metropolitan Washington, D.C. portfolio is offset by lower revenue and occupancy from its other office and industrial properties. Overall direct operating expenses increased $920,000, or 27.6%, due to higher utility costs, insurance, ground rent, property taxes and payroll costs. Direct operating expenses for the same office properties increased $69,000, or 2.1%.

Income from the sale of townhomes, after deducting the cost of sales, totaled $426,000 for the 2007 quarter. Nine units were sold during the quarter for a total sales value of $3.2 million. All direct costs and allocated infrastructure and soft costs, totaling $2.8 million, associated with these units were expensed during the 2007 quarter. There were no townhome sales in the 2006 quarter.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, decreased $159,000, or 27.6%, due to lower interest income in the 2007 quarter reflecting decreased cash balances in the quarter. Slightly offsetting the decrease in interest income was the receipt of an approximately $90,000 final payment in the 2007 quarter for the granting of various easements relating to a land parcel in Northern Virginia. Initial easement proceeds of $120,000 were received in the quarter ended March 31, 2006.

Land parcels and other expense increased $158,000, or 61.2%, in the 2007 quarter when compared to the 2006 quarter reflecting increased property tax expenses throughout the entire portfolio of land holdings.

Interest and amortization of debt expense increased $895,000 in the 2007 quarter when compared to the 2006 quarter. The increase is due to higher mortgage interest and debt amortization of approximately $1.6 million, reflecting the Real Estate Trust’s refinancing activity during fiscal 2007 and 2006 and higher line of credit interest of $420,000 which was partially offset by lower unsecured note interest of $1.0 million and increased capitalized interest of $83,000. The average balance of outstanding borrowings increased to $833.9 million in the 2007 quarter from $739.3 million in the 2006 quarter, reflecting higher mortgage and line of credit balances which offset lower unsecured note balances. The average cost of borrowings decreased from 7.32% in the 2006 quarter to 6.87% in the 2007 quarter.

Depreciation expense increased $440,000, or 8.4%, reflecting recent hotel and office acquisitions, developments and capital improvements in both the hotel and office and industrial portfolios that have been placed in service during fiscal 2006 and the first nine months of fiscal 2007.

Advisory, management and leasing fees paid to related parties increased $215,000, or 5.1%, in the 2007 quarter when compared to the 2006 quarter. The advisory fee in the 2007 quarter increased $94,000 over the 2006 quarter due to a contractual increase in the monthly payments. The remainder of the increase, totaling $121,000, was due mainly to higher hotel and office management fees reflecting the increase in overall hotel and office revenue.

General and administrative expense increased $407,000, or 60.4%, in the 2007 quarter compared to the 2006 quarter. The increase is due to marketing costs incurred for new development projects, both residential and hotel, and increased legal costs.

Equity in earnings of unconsolidated entities reflected net earnings of $3.1 million in the 2007 quarter as compared to $2.4 million in the 2006 quarter, an increase of $700,000, or 29.0%. Earnings from Saul Holdings Partnership and Saul Centers were higher by $437,000 in the 2007 quarter primarily due to increases in operating income generated as a result of successful leasing activity as well as the acquisition, development and redevelopment activity of those entities. Losses from other investments totaled $263,000 in the 2006 quarter. These losses are a result of a write-down of a non-public investment accounted for under the equity method. There were no losses from other investments in the 2007 quarter.

On June 22, 2007 the Real Estate Trust was notified that its appeal regarding additional proceeds from a February 2006 condemnation of a 3.71 acre parcel had been approved by the Loudoun County Circuit Court. Additional proceeds of $325,000 were received on July 10, 2007 and the remainder of the gain was recorded in the quarter ended June 30, 2007. The initial proceeds of approximately $708,000 were originally placed in escrow then received by the Real Estate Trust on August 8, 2006. An initial gain of $416,000 was recorded in the quarter ended March 31, 2006.

There was no income from operations of discontinued real estate assets during the 2007 or 2006 quarters.

BANKING

Overview. The Bank recorded operating income of $43.1 million for the three months ended June 30, 2007 (the “2007 quarter”), compared to operating income of $42.1 million for the three months ended June 30, 2006 (the “2006 quarter”). An increase in net interest income and lower operating expenses due to the Bank’s settlement of a lawsuit in the 2006 quarter were offset by decreased servicing, securitization and mortgage banking income and credit for loan losses and increased salaries and employee benefit expenses. During the 2007 quarter, the Bank securitized and/or sold $1.2 billion of loans and recognized gains of $20.5 million. During the 2006 quarter, the Bank securitized and/or sold $1.7 billion of loans and recognized gains of $36.2 million.

Net Interest Income. Net interest income, before the credit for loan losses, increased $5.3 million (or 5.0%) in the 2007 quarter. The Bank recorded $0.4 million of interest income on non-accrual loans during the 2007 quarter. The Bank would have recorded additional interest income of $0.7 million during the 2007 quarter if non-accrual assets had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Three Months Ended June 30,
	2007			2006
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$11,234,480	$187,645	6.68%	$11,345,742	$170,902	6.03%
Mortgage-backed securities	1,196,490	14,298	4.78	881,177	11,516	5.23
Federal funds sold and securities purchased under agreements to resell	45,659	607	5.32	62,198	795	5.11
Trading securities	11,097	157	5.66	6,788	98	5.77
Investment securities	212,263	2,248	4.24	201,083	1,768	3.52
Other interest-earning assets	170,558	2,827	6.63	211,200	3,187	6.04

Total	12,870,547	207,782	6.46	12,708,188	188,266	5.93

Noninterest-earning assets:
Cash	374,894			478,975
Real estate held for investment or sale	38,947			24,673
Property and equipment, net	616,082			573,414
Automobiles subject to lease, net	15,807			93,875
Goodwill and other intangible assets, net	43,423			39,433
Other assets	718,904			717,827

Total assets	$14,678,604			$14,636,385

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,368,444	1,695	0.29	$2,421,869	1,603	0.26
Savings deposits	960,405	1,543	0.64	1,068,659	1,225	0.46
Time deposits	3,846,965	45,764	4.76	2,975,073	30,039	4.04
Money market deposits	2,433,847	16,326	2.68	2,507,975	14,171	2.26

Total deposits	9,609,661	65,328	2.72	8,973,576	47,038	2.10
Borrowings	2,449,800	30,999	5.06	3,044,419	35,095	4.61

Total liabilities	12,059,461	96,327	3.20	12,017,995	82,133	2.73

Noninterest-bearing items:
Noninterest-bearing deposits	1,385,004			1,428,767
Other liabilities	274,276			252,107
Minority interest	175,391			175,391
Stockholders' equity	784,472			762,125

Total liabilities and stockholders' equity	$14,678,604			$14,636,385

Net interest income		$111,455			$106,133

Net interest spread (2)			3.26%			3.19%

Net yield on interest-earning assets (3)			3.46%			3.34%

Interest-earning assets to interest-bearing liabilities			106.73%			105.74%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals the weighted average yield on total interest-earning assets minus the weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 Increase (Decrease) Due to Change in
	Volume (1)	Rate (1)	Total Change
Interest income:
Loans (2)	$(10,916)	$27,659	$16,743
Mortgage-backed securities	8,610	(5,828)	2,782
Securities purchased under agreements to resell	(385)	197	(188)
Trading securities	72	(13)	59
Investment securities	103	377	480
Other interest-earning assets	(1,898)	1,538	(360)

Total interest income	(4,414)	23,930	19,516

Interest expense:
Deposit accounts	3,525	14,765	18,290
Borrowings	(21,012)	16,916	(4,096)

Total interest expense	(17,487)	31,681	14,194

Increase (decrease) in net interest income	$13,073	$(7,751)	$5,322

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in the 2007 quarter increased $19.5 million (or 10.4%) from the 2006 quarter primarily as a result of higher average yields on loans receivable which more than offset the reduction in interest income from lower average balances. An increase in interest income on mortgage-backed securities caused by higher average balances also contributed to the increased income.

The Bank’s net interest spread increased to 3.26% in the 2007 quarter from 3.19% in the 2006 quarter. This seven basis point increase primarily resulted from a 65 basis point increase in the average yield on loans, which was partially offset by a 47 basis point increase in the cost of deposits and borrowings. The ratio of average interest-earning assets to average interest-bearing liabilities was 106.7% for the 2007 quarter, an increase of 100 basis points from the 2006 quarter.

Interest income on loans, the largest category of interest-earning assets, increased to $187.6 million for the 2007 quarter from $170.9 million for the 2006 quarter, an increase of 9.8%, because of higher average yields. The average yield on the loan portfolio increased to 6.68% for the 2007 quarter from 6.03% for the 2006 quarter, reflecting increases in the various indices on which interest rates of adjustable rate loans are based. Interest income on residential mortgage loans increased $14.1 million primarily due to a 77 basis point increase in the average yield (to 6.29% from 5.52%) during the 2007 quarter. Lower residential mortgage loan average balances of $74.2 million partially offset the increased interest income on those loans. Higher average balances of and average yields on residential construction loans resulted in a $4.8 million (or 49.7%) increase in interest income on those loans.

Interest income on mortgage-backed securities increased $2.8 million (or 24.2%) primarily due to a $315.3 million increase in average balances, partially offset by a decrease in the average yields on those securities to 4.78% from 5.23%.

Interest expense on deposits increased $18.3 million (or 38.9%) during the 2007 quarter. The increase resulted primarily from a 62 basis point increase in the average rate on deposits (to 2.72% from 2.10%) due to increased rates paid by the Bank in response to higher market interest rates. A $636.1 million increase in average deposit balances also contributed to the increase in interest expense.

Interest expense on borrowings decreased $4.1 million (or 11.7%) in the 2007 quarter compared to the 2006 quarter. Interest expense on advances from the FHLB of Atlanta decreased $7.1 million (or 25.8%) due primarily to lower average balances which were partially offset by higher average rates paid on the advances. Interest expense on other borrowings increased $1.7 million (or 51.0%) due to higher average balances and higher average rates paid on those borrowings.

Credit for Loan Losses. During the 2007 quarter, the Bank recorded a credit for loan losses of $0.8 million, compared to a credit for loan losses of $5.8 million in the 2006 quarter. The credit reflects the recovery of prior subprime automobile loan charge-offs in excess of charge-offs on all other loans and was lower in the current quarter because of the declining balance of those loans. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income decreased to $103.5 million in the 2007 quarter from $114.7 million in the 2006 quarter. The $11.2 million (or 9.8%) decrease was primarily attributable to decreases in servicing, securitization and mortgage banking income and other non-interest income. Those decreases were partially offset by increases in deposit servicing fees and asset management fees.

Servicing, securitization and mortgage banking income decreased to $46.6 million in the 2007 quarter, from $56.7 million in the 2006 quarter, a 17.9% decrease. During the 2007 quarter, the Bank securitized and/or sold $1.2 billion of loans and recognized gains of $20.5 million. During the 2006 quarter, the Bank securitized and/or sold $1.7 billion of loans and recognized gains of $36.2 million. The gain rates on loans held for securitization and/or sale declined during the 2007 quarter. The Bank recorded a fair value write-down on its interest-only assets totaling $1.6 million during the 2007 quarter compared to a $5.7 million write-down in the 2006 quarter.

Other income decreased to $7.5 million in the 2007 quarter from $12.9 million in the prior corresponding quarter, a 41.8% decrease. The $5.4 million decrease resulted primarily from a $6.1 million (or 81.9%) decrease in automobile rental income as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Deposit servicing fees increased $2.3 million (or 6.1%) during the 2007 quarter primarily due to fees generated from the continued expansion of the Bank’s branch and ATM network.

Operating Expenses. Operating expenses during the 2007 quarter decreased $12.0 million (or 6.5%) from the 2006 quarter. The decrease was largely due to a decrease in other operating expenses and a reduction in depreciation and amortization which were partially offset by increases in salaries and employee benefits and property and equipment expenses.

Salaries and employee benefits increased $7.7 million (or 9.7%) in the 2007 quarter due primarily to the increased number of retail branches and the increased number of hours those branches are open.

Property and equipment expense increased $3.5 million (or 24.5%) during the 2007 quarter primarily due to rent expense on the increased number of retail branches.

Depreciation and amortization expense decreased $4.5 million (or 28.5%) in the 2007 quarter. Depreciation expense related to automobiles subject to lease decreased $3.4 million, to $0.9 million for the 2007 quarter, due to lower levels of outstanding leases resulting from the Bank’s prior decision to discontinue origination of automobile leases.

Other expenses decreased $14.8 million (or 45.8%) in the 2007 quarter primarily due to the Bank’s $16.1 million settlement in the 2006 quarter of a lawsuit related to its former credit card operation.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2007 COMPARED TO NINE MONTHS ENDED JUNE 30, 2006

REAL ESTATE

The Real Estate Trust recorded operating income from continuing operations of $2.7 million in the nine months ended June 30, 2007 (the “2007 period”) compared to operating income from continuing operations of $2.0 million in the nine months ended June 30, 2006 (the “2006 period”). The change reflects improved operating results in the hotel portfolio, the contribution from the March 29, 2007 office building acquisition, higher equity earnings from unconsolidated entities, income generated from the sale of townhomes and $1.5 million of gains on sales of land parcels partially offset by increased interest and debt amortization, depreciation, advisory, management and leasing fees and general and administrative expenses. Also included in the 2006 period is a $416,000 gain on sale of land as a result of a condemnation.

Income after direct operating expenses from hotels, which excludes two hotels which were sold during the year ended September 30, 2006 (“Fiscal 2006”), increased $3.0 million, or 7.7%, in the 2007 period from the level achieved in the 2006 period. Total revenue increased $16.1 million, or 17.1%, as occupancy, exclusive of the hotel purchased in March 2006 and the newly constructed hotel which was placed in service in January 2007 (“Same hotel properties – nine months ended June 30”), increased to 71.3% in the 2007 period from 70.1% in the 2006 period offsetting a slight decrease in the average room rate for the same hotel properties – nine months ended June 30 from $125.46 for the 2006 period to $123.50 for the 2007 period. Room sales for the 2007 period increased $10.7 million, or 14.1%, from the 2006 period, while food, beverage and other sales increased $5.4 million, or 29.6%. The hotel purchased in March 2006 contributed approximately $12.3 million to the increase in overall revenue. The newly constructed hotel contributed approximately $2.0 million to the increase in overall revenue. Same hotel properties – nine months ended June 30 revenues increased approximately $1.8 million, or 2.1%. Direct operating expenses increased $13.1 million, or 23.6%, reflecting increased operating costs, such as payroll costs, hotel franchise and marketing costs and other operating costs associated with the increased hotel revenue as well as increased repair and maintenance costs, food and beverage costs and property taxes. In addition, operating costs associated with the hotel purchased in March 2006 and the newly constructed hotel are fully integrated into the 2007 period results.

Income after direct operating expenses from office and industrial properties increased $722,000, or 3.5%, in the 2007 period compared to the 2006 period. Total revenue increased $1.8 million, or 5.9%, in the 2007 period. The property purchased on March 29, 2007 contributed $1.8 million to revenue in the 2007 period. Occupancy levels, excluding the property purchased on March 31, 2007 (“Same office properties”) which is 100% leased, have decreased in the 2007 period from 91.4% at June 30, 2006 to 87.1% at June 30, 2007. The majority of the decrease in occupancy was caused by the March 31, 2007 lease expiration of a 100,207 square foot tenant that was the sole occupant of one of the Real Estate Trust’s industrial buildings located in Northern Virginia. Rental revenue was received from this tenant through the end of their lease term. Increased revenue generated by the remainder of the Real Estate Trust’s metropolitan Washington, D.C. portfolio is offset by lower revenue and occupancy from its other office and industrial properties. Overall direct operating expenses increased $1.0 million, or 10.8%, due to higher utility costs, insurance, ground rent, property taxes and payroll costs which offset lower repair and maintenance costs. Direct operating expenses for the same office properties increased $197,000, or 2.0%.

The first townhome sales at the Real Estate Trust’s Circle 75 Development, located in Atlanta, Georgia, closed during the second quarter of the 2007 period. Income from the sale of townhomes, after deducting the cost of sales, totaled $1.3 million for the 2007 period. Twenty-two units were sold during the period for a total sales value of $7.8 million. All direct costs and allocated infrastructure and soft costs, totaling $6.5 million, associated with these units were expensed during the 2007 period.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, decreased $120,000, or 8.1%, due to lower interest income in the 2007 period reflecting decreased cash balances in the period. In addition easement income, relating to a land parcel in Northern Virginia., of $90,000 and $120,000 were received in the 2007 and 2006 periods, respectively

Land parcels and other expense increased $209,000, or 24.1%, in the 2007 period when compared to the 2006 period reflecting increased property tax expenses throughout the entire portfolio of land holdings.

Interest and amortization of debt expense increased $3.6 million in the 2007 period when compared to the 2006 period. The increase is due to higher mortgage interest and debt amortization of approximately $8.2 million, reflecting the Real Estate Trust’s refinancing activity during fiscal 2007 and 2006 and higher line of credit interest of $249,000 which was partially offset by lower unsecured note interest of $3.1 million and increased capitalized interest of $815,000. Also, included in the 2006 period are one-time charges consisting of a write-off of unamortized debt costs of $106,000 associated with the early pay-off of a mortgage that had secured six operating properties and a defeasance premium of $829,000 associated with the payoff of the mortgage assumed by the Real Estate

Trust with the November 1, 2005 hotel property purchase. The average balance of outstanding borrowings increased to $781.7 million in the 2007 period from $655.7 million in the 2006 period, reflecting higher mortgage balances which offset lower unsecured note balances. The average cost of borrowings decreased from 7.51% in the 2006 period to 7.02% in the 2007 period.

Depreciation expense increased $1.7 million or 11.3%, reflecting recent hotel and office acquisitions, developments and capital improvements in both the hotel and office and industrial portfolios that have been placed in service during fiscal 2006 and the first nine months of fiscal 2007.

Advisory, management and leasing fees paid to related parties increased $1.0 million, or 8.5%, in the 2007 period when compared to the 2006 period. The advisory fee in the 2007 period increased $415,000 over the 2006 period due to a contractual increase in the monthly payments. The remainder of the increase, totaling $566,000, was due mainly to higher hotel and office management fees reflecting the overall increase in hotel and office revenue.

General and administrative expense increased $708,000, or 31.7%, in the 2007 period compared to the 2006 period. The increase is due to marketing costs incurred for new development projects, both residential and hotel, and increased legal costs which were partially offset by lower write-offs of acquisition and development costs for projects that the Real Estate Trust has determined not to pursue.

Equity in earnings of unconsolidated entities reflected net earnings of approximately $9.2 million in the 2007 period as compared to $7.3 million in the 2006 period, an increase of $1.8 million, or 24.9%. Earnings from Saul Holdings Partnership and Saul Centers were higher by $1.3 million in the 2007 period primarily due to increases in operating income generated as a result of successful leasing activity as well as the acquisition, development and redevelopment activity of those entities. Losses from other investments totaled $503,000 in the 2006 period. These losses are a result of a write-down of a non-public investment accounted for under the equity method. There were no losses from other investments in the 2007 period.

On June 22, 2007 the Real Estate Trust was notified that its appeal regarding additional proceeds from a February 2006 condemnation of a 3.71 acre parcel had been approved by the Loudoun County Circuit Court. Additional proceeds of $325,000 were received on July 10, 2007 and the remainder of the gain was recorded in the quarter ended June 30, 2007. The initial proceeds of approximately $708,000 were originally placed in escrow then received by the Real Estate Trust on August 8, 2006. An initial gain of $416,000 was recorded in the quarter ended March 31, 2006.

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

BANKING

Overview. The Bank recorded operating income of $71.8 million for the nine months ended June 30, 2007 (the “2007 period”), compared to operating income of $105.6 million for the nine months ended June 30, 2006 (the “2006 period”). The decrease in operating income reflects a decrease in servicing, securitization and mortgage banking income, a decrease in other non-interest income and an increase in salaries and employee benefit expenses, which were partially offset by an increase in net interest income and decreases in other operating expenses. During the 2007 period, primarily as a result of higher estimated future prepayments of securitized mortgage loans, the Bank recorded a fair value write-down on its interest-only assets of $45.9 million compared to a $74.6 million write-down during the 2006 period. During the 2007 period, the Bank securitized and/or sold $3.2 billion of loans and recognized gains of $57.4 million. During the 2006 period, the Bank securitized and/or sold $4.3 billion of loans and recognized gains of $97.2 million.

Net Interest Income. Net interest income, before the credit for loan losses, increased $13.0 million (or 4.1%) in the 2007 period. The Bank recorded $2.1 million of interest income on non-accrual loans during the 2007 period, primarily due to recognition of interest income of $1.2 million in connection with the repayment in full of one non-accrual loan. The Bank would have recorded additional interest income of $0.5 million during the 2007 period if non-accrual assets had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Nine Months Ended June 30,
	2007			2006
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$11,027,381	$549,660	6.65%	$11,372,902	$496,483	5.82%
Mortgage-backed securities	1,233,327	44,080	4.77	845,938	30,427	4.80
Federal funds sold and securities purchased under agreements to resell	67,033	2,709	5.39	74,908	2,531	4.51
Trading securities	7,261	314	5.77	6,409	321	6.68
Investment securities	208,102	6,482	4.15	201,663	5,186	3.43
Other interest-earning assets	172,459	8,614	6.66	215,234	8,783	5.44

Total	12,715,563	611,859	6.42	12,717,054	543,731	5.70

Noninterest-earning assets:
Cash	379,906			414,893
Real estate held for investment or sale	37,918			21,440
Property and equipment, net	614,782			554,702
Automobiles subject to lease, net	30,510			129,713
Goodwill and other intangible assets, net	41,275			38,694
Other assets	756,124			714,747

Total assets	$14,576,078			$14,591,243

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,320,567	4,878	0.28	$2,396,725	4,484	0.25
Savings deposits	930,553	3,628	0.52	1,095,402	3,276	0.40
Time deposits	3,721,161	131,240	4.70	2,772,533	78,466	3.77
Money market deposits	2,419,742	48,883	2.69	2,516,458	39,139	2.07

Total deposits	9,392,023	188,629	2.68	8,781,118	125,365	1.90
Borrowings	2,586,694	95,837	4.94	3,203,468	104,018	4.33

Total liabilities	11,978,717	284,466	3.17	11,984,586	229,383	2.55

Noninterest-bearing items:
Noninterest-bearing deposits	1,383,094			1,417,288
Other liabilities	256,149			256,604
Minority interest	175,391			175,391
Stockholders' equity	782,727			757,374

Total liabilities and stockholders' equity	$14,576,078			$14,591,243

Net interest income		$327,393			$314,348

Net interest spread (2)			3.25%			3.15%

Net yield on interest-earning assets (3)			3.43%			3.30%

Interest-earning assets to interest-bearing liabilities			106.15%			106.11%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals the weighted average yield on total interest-earning assets minus the weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006 Increase (Decrease) Due to Change in
	Volume (1)	Rate (1)	Total Change
Interest income:
Loans (2)	$(23,743)	$76,920	$53,177
Mortgage-backed securities	13,973	(320)	13,653
Securities purchased under agreements to resell	(400)	578	178
Trading securities	54	(61)	(7)
Investment securities	170	1,126	1,296
Other interest-earning assets	(2,546)	2,377	(169)

Total interest income	(12,492)	80,620	68,128

Interest expense:
Deposit accounts	9,240	54,024	63,264
Borrowings	(27,302)	19,121	(8,181)

Total interest expense	(18,062)	73,145	55,083

Increase (decrease) in net interest income	$5,570	$7,475	$13,045

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in the 2007 period increased $68.1 million (or 12.5%) from the 2006 period primarily as a result of higher average yields on loans receivable which more than offset the reduction in interest income from lower average balances. An increase in interest income on mortgage-backed securities caused by higher average balances also contributed to the increased income.

The Bank’s net interest spread increased to 3.25% in the 2007 period from 3.15% in the 2006 period. The ten basis point increase primarily resulted from an 83 basis point increase in the average yield on loans which was partially offset by a 62 basis point increase in the cost of deposits and borrowings. The ratio of average interest-earning assets to average interest-bearing liabilities was 106.15% for the 2007 period, essentially unchanged from the 2006 period.

Interest income on loans, the largest category of interest-earning assets, increased 10.7% to $549.7 million for the 2007 period from $496.5 million for the 2006 period, because of higher average yields. The average yield on the loan portfolio increased to 6.65% for the 2007 period from 5.82% for the 2006 period, reflecting increases in the various indices on which interest rates of adjustable rate loans are based. Interest income on residential mortgage loans increased $36.3 million primarily due to an 85 basis point increase in the average yield (to 6.23% from 5.38%) during the 2007 period. Lower residential mortgage loan average balances of $308.1 million partially offset the increased interest income on those loans. Higher average yields on home equity loans resulted in a $4.2 million (or 4.8%) increase in interest income on those loans. Higher average balances of and average yields on residential construction loans resulted in an $16.4 million (or 67.0%) increase in interest income on those loans.

Interest income on mortgage-backed securities increased $13.7 million (or 44.9%) primarily due to a $387.4 million increase in average balances partially offset by a decrease in the average yields on those securities.

Interest expense on deposits increased $63.3 million (or 50.5%) during the 2007 period. The increase resulted primarily from a 78 basis point increase in the average rate on deposits (to 2.68% from 1.90%) due to increased rates paid by the Bank in response to higher market interest rates. A $610.9 million increase in average deposit balances also contributed to the increase in interest expense.

Interest expense on borrowings decreased $8.2 million (or 7.9%) in the 2007 period compared to the 2006 period. Interest expense on advances from the FHLB of Atlanta decreased $13.9 million (or 17.2%) due primarily to lower average balances which were partially offset by higher average rates paid on the advances. Interest expense on other borrowings increased $5.8 million (or 64.2%) due to higher average balances and higher average rates paid on those borrowings.

Credit for Loan Losses. During the 2007 period, the Bank recorded a credit for loan losses of $1.8 million, compared to a credit for loan losses of $7.6 million in the 2006 period. The credit reflects the recovery of prior subprime automobile loan charge-offs in excess of charge-offs on all other loans and was lower in the current period because of the declining balance of those loans. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income decreased to $262.1 million in the 2007 period from $296.1 million in the 2006 period. The $34.0 million (or 11.5%) decrease was primarily attributable to decreases in servicing, securitization and mortgage banking income and other income. Those decreases were partially offset by an increase in deposit servicing fees.

Servicing, securitization and mortgage banking income decreased to $95.4 million in the 2007 period, from $116.8 million in the 2006 period, an 18.4% decrease. During the 2007 period, the Bank securitized and/or sold $3.2 billion of loans and recognized gains of $57.4 million. During the 2006 period, the Bank securitized and/or sold $4.3 billion of loans and recognized gains of $97.2 million. The gain rates on loans held for securitization and/or sale declined during the 2007 period. Primarily as a result of higher estimated future prepayments of securitized mortgage loans, the Bank recorded a fair value write-down on its interest-only assets totaling $45.9 million during the 2007 period compared to a $74.6 million write-down in the 2006 period.

Other income decreased to $25.0 million in the 2007 period from $47.9 million in the 2006 period, a 47.8% decrease. The $22.9 million decrease resulted primarily from a $22.8 million (or 76.1%) decrease in automobile rental income as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Deposit servicing fees increased $7.1 million (or 6.6%) during the 2007 period primarily due to fees generated from the continued expansion of the Bank’s branch and ATM network.

Operating Expenses. Operating expenses during the 2007 period increased $7.1 million (or 1.4%) from the 2006 period. The increase was largely due to increases in salaries and employee benefits and property and equipment expenses which were partially offset by reductions in depreciation and amortization and other expenses.

Salaries and employee benefits increased $28.1 million (or 12.1%) in the 2007 period due primarily to the increased number of retail branches and the increased number of hours those branches are open.

Property and equipment expense increased $7.9 million (or 19.2%) during the 2007 period primarily due to rent expense on the increased number of retail branches.

Depreciation and amortization expense decreased $14.7 million (or 27.1%) in the current period. Depreciation expense related to automobiles subject to lease decreased $15.1 million, to $5.0 million for the 2006 period, due to lower levels of outstanding leases resulting from the Bank’s prior decision to discontinue origination of automobile leases.

Other expenses decreased to $51.9 million (or 21.5%) in the 2007 period primarily due to the Bank’s settlement of a lawsuit for $16.1 million related to its former credit card operations during the 2006 period.

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

The Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of June 30, 2007. Based on the foregoing, the Company’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.

During the three months ended June 30, 2007 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

As a result of recent developments in the residential mortgage markets, we are adding the following supplement to the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for the year ended September 30, 2006.

The current turmoil in the mortgage markets could adversely affect our business and operations.

Developments in the residential mortgage and capital markets affect the Bank and its operations. For example, the Bank relies on the capital markets for securitizations and/or sales of its residential mortgage loans, which generate earnings, provide a significant source of liquidity and facilitate regulatory capital compliance.

Recent developments in the broader credit markets and, more specifically, in the mortgage markets have resulted in reduced investor demand and less favorable terms and pricing in the capital markets for securitizations and sales of residential mortgage loans. As a result, the Bank may be unable to securitize or sell residential mortgage loans to the same extent or on the same terms as in the past, which may reduce the Bank’s earnings and expose it to increased credit risk. Under these conditions, the Bank also may in the future retain in its portfolio a greater portion of its residential mortgage production than it has historically. While the Bank believes its capital and liquidity positions are currently adequate to meet foreseeable needs, a prolonged period of capital market instability could force the Bank to curtail mortgage production which could adversely affect future earnings.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

The Trust has applied to the OTS for approval of a new bank holding company. If approved by the OTS and if the Trust elected to proceed, the Trust’s ownership of 80% of the common stock of Chevy Chase Bank, subject to the $250 million of Senior Secured Notes, would be transferred to the new bank holding company, as permitted under the Indenture governing the Senior Secured Notes. The decision of when and even whether to proceed with the formation of the new bank holding company has not yet been made by the Trust.

Item 6.	EXHIBITS AND REPORTS ON 8-K

(a)	Exhibits required by Item 601 of Regulation S-K are set forth below.

EXHIBITS

EXHIBITS		DESCRIPTION

3.		ORGANIZATIONAL DOCUMENTS

	(a)	Second Amended and Restated Declaration of Trust filed with the Maryland State Department of Assessments and Taxation on May 23, 2002 as Exhibit 3(a) to Registration Statement 333-70753 is hereby incorporated by reference.

	(b)	Second Amended and Restated By-Laws of the Trust dated as of May 23, 2002 as Exhibit 3(b) to Registration Statement 333-70753 is hereby incorporated by reference.

4.		INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

	(a)	Indenture, dated as of February 25, 2004, by and between the Trust and Wells Fargo Bank, National Association, as Trustee, with respect to the Trust’s 7 1/2% Senior Secured Notes due 2014 and 7 1/2% Series B Senior Secured Notes due 2014, including Form of Note, as filed as Exhibit 4 (a) to Registration Statement 333-113640 is hereby incorporated by reference.
	(b)	Indenture, dated as of April 14, 2003, between the Trust and U.S. Bank National Association, as Trustee, with respect to the Trust’s Unsecured Notes Due for One Year to Ten Years from Date of Issue, as filed as Exhibit 4(a) to Registration Statement 333-104068 is hereby incorporated by reference.
	(c)	Indenture dated as of September 1, 1992 with respect to the Trust's Notes due from One to Ten Years from Date of Issue filed as Exhibit 4(a) to Registration Statement No. 33-34930 is hereby incorporated by reference.
	(d)	First Supplemental Indenture dated as of January 16, 1997 with respect to the Trust's Notes due from One to Ten years from Date of Issue filed as Exhibit 4(b) to Registration Statement No. 33-34930 is hereby incorporated by reference.
	(e)	Second Supplemental Indenture dated as of January 13, 1999 with respect to the Trust's Notes due from One to Ten Years from Date of Issuance as filed as Exhibit 4(l) to Registration Statement No. 333-70753 is hereby incorporated by reference.

10.		MATERIAL CONTRACTS

	(a)	Amended and Restated Advisory Contract dated as of October 1, 2005 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, LLC, filed as Exhibit 10(a) to Trust’s September 30 2005 Form 8-K is hereby incorporated by reference.
	(b)	Form of Commercial Asset Management and Leasing Agreement between the Trust and B.F. Saul Property Company filed as Exhibit 10(c) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.
	(c)	Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.
	(d)	First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.
	(e)	Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Bank, F.S.B. and certain real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.
	(f)	Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.
	(g)	Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.
	(h)	First Amendment to Registration Rights and Lock-Up Agreement dated September 29, 1999 by and among Saul Centers, Inc., the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, Franklin Property Company and Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

	(i)	Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company, Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.
	(j)	Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., B.F. Saul Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended March 31, 2000 is hereby incorporated by reference.
	(k)	Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.
	(l)	Amended and Restated Note Administration Fee Agreement dated as of October 1, 2005, between the Trust, B.F. Saul Company and B.F. Saul Advisory Company L.L.C., as filed as Exhibit 10(n) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.
	(m)	Development Agreement dated as of October 1, 2005 between the Trust and B.F. Saul Property Company, as filed as Exhibit 10(o) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.
	(n)	Amendment No. 1 to Amended and Restated Advisory Contract, made as of April 3, 2006 by and among the Trust and B. F. Saul Company, as filed as Exhibit 10(a) to the Trust’s April 3, 2006 Form 8-K is hereby incorporated by reference.
	(o)	Amendment No. 2 to Amended and Restated Advisory Contract, made as of January 18, 2007 by and among the Trust and B. F. Saul Company, as filed as Exhibit 10(o) to the Trust’s December 31, 2006 Form 10-Q id hereby incorporated by reference.

12.		Ratio of Earnings to Fixed Charges (filed herewith).

12.1		Ratio of Consolidated Earnings to Fixed Charges (filed herewith)

31.		Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).
32.		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. F. SAUL REAL ESTATE INVESTMENT TRUST
(Registrant)

Date: August 13, 2007	Stephen R. Halpin, Jr.
Stephen R. Halpin, Jr.
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 13, 2007	Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)