Form 10-K
period 2007-09-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2007-12-20
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

There were no Common Shares of Beneficial Interest held by non-affiliates of the registrant as of March 31, 2007.

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of December 20, 2007 was 4,807,510.

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that might not prove to be accurate. Actual outcomes and results could differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to the factors discussed below under the section entitled “Risk Factors.”

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

The principal business activities of the Trust are the ownership of 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. (“Chevy Chase” or the “Bank”), whose assets accounted for 95% of the Trust’s consolidated assets at September 30, 2007, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in Chevy Chase, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the Office of Thrift Supervision, also know as “OTS.” See “Banking—Holding Company Regulation.”

The Trust recorded net income of $34.6 million in the fiscal year ended September 30, 2007, compared to a net income of $57.0 million in the fiscal year ended September 30, 2006.

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

REAL ESTATE

The Real Estate Trust’s long-term objectives are to increase cash flow from operations and to maximize capital appreciation of its real estate. The properties owned by the Real Estate Trust are located predominantly in the Mid-Atlantic and Southeastern regions of the United States and consist principally of hotels, office projects, undeveloped land parcels and the development of for-sale townhomes.

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

BANKING

Chevy Chase Bank, F.S.B., referred to in this Annual Report on Form 10-K as “Chevy Chase” or the “Bank,” is a federally chartered and federally insured stock savings bank which at September 30, 2007 was conducting business from 284 full-service branch offices, including 54 grocery store banking centers, and more than 1,000 automated teller machines in Maryland, Delaware, Virginia and the

District of Columbia. The Bank’s home office is in McLean, Virginia and its executive offices are in Bethesda, Maryland, both suburban communities of Washington, DC. The Bank either directly or through a wholly owned subsidiary, also maintains two commercial loan production offices located in Baltimore, Maryland and Northern Virginia and nine mortgage loan production offices in the mid-Atlantic region. In addition, the Bank uses third party originators to supplement its direct origination of loans. At September 30, 2007, the Bank had total assets of $15.1 billion, total deposits of $10.9 billion and total stockholders’ equity of $812.1 million. Based on total assets at September 30, 2007, Chevy Chase is the largest full-service bank headquartered in the Washington, DC metropolitan area.

Chevy Chase is a consumer oriented, full-service banking institution principally engaged in the business of attracting deposits from the public and using those deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and other consumer loans. The Bank also has an active commercial lending program which includes offering small business loans through its deposit branches. The Bank’s principal deposit and lending markets are located in the Washington, DC and Baltimore, Maryland metropolitan areas. The Bank’s wholesale activities include the acquisition of loans through third party originators. As a complement to its basic deposit and lending activities, the Bank provides related financial services to its customers, including securities brokerage and insurance products offered through its subsidiaries. In addition, the Bank offers a variety of investment products and provides fiduciary services to a primarily institutional customer base through its subsidiary, ASB Capital Management LLC, and to a primarily high net worth customer base through another subsidiary, Chevy Chase Trust Company.

The Bank seeks to capitalize on its status as the largest full-service bank headquartered in the Washington, DC metropolitan area by expanding its community banking operations. Accordingly, the Bank continues to build its branch and alternative delivery systems, to maintain and expand its mortgage banking operations, and to offer a broad range of consumer products, including home equity loans and lines of credit and other consumer loans. In addition, the Bank continues to emphasize its commercial banking program, with a focus on businesses operating in the Washington, DC and Baltimore, Maryland metropolitan areas. The Bank also continues to further develop the fee-based services it provides to customers, including securities brokerage, trust, asset management and insurance products offered through its subsidiaries.

Chevy Chase recorded operating income of $110.8 million for the year ended September 30, 2007, compared to operating income of $138.8 million for the year ended September 30, 2006. At September 30, 2007, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.97%, 5.97%, 8.85% and 10.85%, respectively. Those ratios exceeded the standards established for “well-capitalized” institutions under the prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, also known as “FDICIA.”

Chevy Chase is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the “OTS”) and, to a lesser extent, by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s deposit accounts are insured by the FDIC up to $100,000 per insured depositor and up to $250,000 for certain retirement accounts.

Recent Developments

The ongoing turmoil in the credit markets and deteriorating conditions in the U.S. housing markets worsened during the quarter ended September 30, 2007, and continue to negatively affect the Bank and its operations. See, “Risk Factors—The current turmoil in the mortgage markets could continue to adversely affect our business and operations” and “Risk Factors—Continued deteriorating conditions in the U.S. housing markets may lead to increased losses on loans.” Due to reduced investor demand and less favorable terms and pricing in the capital markets for securitizations and sales of residential mortgage loans, the Bank did not securitize assets during the last quarter of fiscal 2007 and is unable to predict if or when it will do so in the future. As a result, the Bank has been retaining in its own portfolio, adjustable rate loans that it previously securitized, while continuing to originate and sell in the secondary market fixed and hybrid fixed/adjustable loans. The Bank’s ability to retain an increasing number of loans in its portfolio eventually will be constrained by its regulatory capital requirements. Although loan production levels have fallen, due in part to the deteriorating housing market, the Bank also has taken affirmative steps to reduce its volume of loan originations, particularly residential mortgage loans originated through third-party or correspondent distribution channels, by, for example, tightening its loan underwriting guidelines. The Bank also has made staff reductions to reflect the reduced loan volumes.

Deteriorating conditions in the housing market also have contributed to increases in the Bank’s levels of delinquent and non-performing assets and the allowance for possible credit losses. To the extent current housing market conditions continue or worsen, the Bank’s level of problem assets and credit losses may increase.

Management believes it has taken steps that will help position the Bank to operate successfully in the current environment, but there can be no assurances that if market conditions continue to deteriorate, the Bank’s financial condition and/or results of operations will not continue to be adversely affected.

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

The following tables set forth, at and for the periods indicated, certain information regarding the properties in the Real Estate Trust’s investment portfolio at September 30, 2007. The Real Estate Trust substantially completed construction of the Dulles Hampton Inn on October 18, 2007.

Hotels

			Average Occupancy (2)			Average Room Rate
			Year Ended September 30,			Year Ended September 30,
Location	Name	Rooms (1)	2007	2006	2005	2007	2006	2005
FLORIDA

Boca Raton	Boca Raton SpringHill Suites	146	68%	72%	75%	$95.50	$102.43	$88.46

Boca Raton	Boca Raton TownePlace Suites	91	69%	71%	79%	$96.80	$106.32	$83.04

Ft. Lauderdale	Ft. Lauderdale TownePlace Suites	95	63%	72%	80%	$109.99	$99.99	$81.41

MARYLAND

Gaithersburg	Gaithersburg Holiday Inn	300	63%	68%	68%	$92.73	$91.71	$87.03

Gaithersburg	Gaithersburg TownePlace Suites	91	79%	68%	70%	$94.51	$101.36	$92.08

MICHIGAN

Auburn Hills	Crowne Plaza Auburn Hills (3)	190	67%	67%	62%	$99.43	$98.92	$97.92

VIRGINIA

Arlington	National Airport Crowne Plaza	308	68%	67%	65%	$159.76	$156.17	$137.10

Arlington	National Airport Holiday Inn	280	73%	70%	68%	$131.03	$130.51	$120.03

Herndon	Herndon Holiday Inn Express	115	80%	79%	74%	$120.31	$113.91	$104.27

McLean	Tysons Corner Courtyard	229	77%	77%	74%	$163.09	$162.32	$151.02

McLean	Crowne Plaza Tysons Corner (4)	316	65%	68%	65%	$145.76	$140.33	$124.22

Sterling	Best Western Dulles (3)	122	78%	78%	74%	$117.63	$117.55	$114.97

Sterling	Dulles Airport Holiday Inn	297	77%	73%	70%	$108.34	$122.94	$113.90

Sterling	Dulles Airport TownePlace Suites	95	68%	67%	72%	$107.09	$119.97	$111.16

Sterling	Cascades Marketplace Hampton Inn	152	80%	73%	72%	$111.21	$114.74	$113.3

Sterling	Dulles South Hampton Inn (5)	137	77%	68%	—	$114.80	$109.87	—

Sterling	SpringHill Suites Dulles (6)	158	57%	—	—	$128.50	—	—

WASHINGTON, D.C.	The Hay Adams (7)	145	76%	79%	—	$422.98	$401.64	—

PROPERTIES SOLD

Cincinnati	Cincinnati Holiday Inn (8)	—	—	—	49%	—	—	$70.12

Rochester	Rochester Airport Holiday Inn (8)	—	—	—	65%	—	—	$73.32

		3,267	71%	70%	68%	$136.54	$128.88	$106.81

(1)	Available rooms as of September 30, 2007.
(2)	Average occupancy is calculated by dividing the rooms occupied by the rooms available.
(3)	Hotel re-flagged in October 2007.
(4)	Hotel re-flagged in September 2007.
(5)	Asset acquired November 1, 2005
(6)	Construction substantially completed and asset placed in service on January 8, 2007.
(7)	Asset acquired March 24, 2006.
(8)	Asset sold in fiscal 2006.

Office and Industrial

		Gross Leasable Area (1)	Leasing Percentages			Expiring Leases (1)
Location	Name		September 30,			Year Ending September 30,
			2007	2006	2005	2008		2009
FLORIDA
Fort Lauderdale	Commerce Center	61,149	97%	100%	92%	1,814		35,217

GEORGIA
Atlanta	900 Circle 75 Parkway	345,502	86%	87%	84%	88,744		63,249

Atlanta	1000 Circle 75 Parkway	89,412	85%	88%	87%	5,661		30,911

Atlanta	1100 Circle 75 Parkway	269,049	66%	83%	90%	41,223		22,756

MARYLAND
Bethesda	8001 Wisconsin Avenue (3)	12,131	82%	100%	100%	4,060		1,300

Laurel	Sweitzer Lane	150,020	100%	100%	100%	NONE		NONE

Bethesda	Garden Plaza (4)	177,633	100%	—	—	2,949		7,154

VIRGINIA
McLean	8201 Greensboro Drive	360,854	95%	98%	99%	73,786		28,751

McLean	Tysons Park Place	247,581	95%	91%	96%	27,928		10,820

Sterling	Dulles North	59,886	100%	100%	100%	12,802		47,084

Sterling	Dulles North Two	79,210	90%	90%	100%	1,800		69,219

Sterling	Dulles North Four	100,207	0%	100%	100%	NONE		NONE

Sterling	Dulles North Five	80,391	100%	100%	100%	NONE		NONE

Sterling	Dulles North Six	53,517	100%	100%	100%	NONE		NONE

Sterling	Loudoun Tech I	81,514	100%	75%	24%	NONE		NONE

	Totals	2,168,056	86%	92%	91%	260,767	(2)	316,461	(2)

(1)	Square feet
(2)	Represents 12.0% and 14.6%, respectively, of the Real Estate Trust’s office and industrial portfolio in terms of square footage as of September 30, 2007.
(3)	Acquired May 25, 2005.
(4)	Acquired March 29, 2007.

Land Parcels

Location	Name	Acres	Zoning
FLORIDA
Boca Raton	Arvida Park of Commerce	6.5	Mixed Use
Fort Lauderdale	Commerce Center	1.6	Office, Warehouse
GEORGIA
Atlanta	Circle 75 (1)	76.7	Residential, Office, Industrial
KANSAS
Overland Park	Overland Park	136.6	Residential, Office, Retail
MICHIGAN
Auburn Hills	Auburn Hills Holiday Inn	0.5	Commercial
VIRGINIA
Ashburn	Ashburn Village	88.4	Mixed use
Sterling	Cedar Green	10.2	Commercial
Sterling	Church Road	32.0	Office, Industrial
Sterling	Sterling Boulevard (1)	9.7	Hotel, Industrial
Sterling	Loudoun Tech II	7.4	Commercial

	Total	369.6

(1)	Development commenced on a portion of the property in fiscal 2006 or 2007 and the applicable value of the land was transferred to Construction in Progress.

Other Real Estate Investments

PURCHASE-LEASEBACK PROPERTIES (1)

APARTMENTS

Location	Name	Number of Units
TENNESSEE
Knoxville	Country Club	232

SHOPPING CENTERS
Location	Name	Gross Leasable Area (2)
GEORGIA
Warner Robbins	Houston Mall	264,000

(1)	The Real Estate Trust owns the land under certain income-producing properties and receives fixed ground rent, which is subject to periodic escalation, from the owners of the improvements. In certain instances, the Real Estate Trust also receives percentage rent based upon the income generated by the properties.
(2)	Square feet.

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

As of September 30, 2007, the Real Estate Trust owned, directly or through one of its wholly owned subsidiaries, 5,348,000 shares of Saul Centers representing 30.2% of the company’s outstanding common stock.

As of September 30, 2007 the Real Estate Trust owned, directly or through one of its wholly owned subsidiaries, 4,378,000 units of limited partnership interests in Saul Holdings, representing an 18.9% limited partnership interest. The Real Estate Trust owns rights enabling it to convert its limited partnership interests in Saul Holdings into shares of Saul Centers’ common stock on the basis of one share of Saul Centers’ common stock for each partnership unit. However, under the terms of the limited partnership agreement of Saul Holdings Limited Partnership, at the current time, most of the units may not be converted into shares of Saul Centers’ common stock because the conversion would cause the Real Estate Trust and certain affiliates of the Trust to exceed the ownership limitation under our articles of incorporation, which restricts the amount of our equity they may constructively or beneficially own, denoted by reference to provisions of the Internal Revenue Code of 1986, as amended, which we refer to as the Code.

The shares of Saul Centers’ common stock are listed on the New York Stock Exchange under trading symbol “BFS.”

Saul Centers operates as a real estate investment trust for federal income tax purposes under Sections 856 through 860 of the Code. Under the Code, REITs are subject to numerous organizational and operational requirements. If Saul Centers continues to qualify as a REIT, it generally will not be subject to federal income tax, provided it makes certain distributions to its stockholders and meets certain organizational and other requirements. Saul Centers has made and has announced that it intends to continue to make regular quarterly dividend distributions to its stockholders.

Allocations and Distributions of Saul Holdings: The net income or net loss of Saul Holdings for tax purposes generally will be allocated to Saul Centers and the limited partners in accordance with their percentage interests, subject to compliance with the applicable provisions of the Code and the regulations promulgated thereunder. Net cash flow after reserves of Saul Holdings and after reimbursement of specified expenses will be distributed quarterly to the partners in proportion to their respective partnership interests.

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

Holding Company Regulation

The Trust, the Saul Company, B. F. Saul Company, a Maryland Corporation (formerly Chevy Chase Property Company) referred to in this report as “CCPC,” and CCPC’s wholly-owned subsidiary, Westminster Investing Corporation, collectively referred to in this report as the “Holding Companies,” are registered as “savings and loan holding companies” because of their direct or indirect ownership interests in the Bank, and are subject to regulation, examination and supervision by the OTS. The Bank is prohibited from making or guaranteeing loans or advances to or for the benefit of the Holding Companies or other affiliates engaged in activities beyond those permissible for bank holding companies and from investing in the securities of the Holding Companies or other affiliates. Transactions between the Bank and the Holding Companies must be on terms substantially the same, or at least as favorable to the Bank, as those that would be available to non-affiliates.

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

BANKING

Regulation

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (the “FHLB”) of Atlanta, which is one of 12 FHLBs administered by the Federal Housing Finance Board, an independent agency within the executive branch of the federal government. The FHLBs serve as central credit facilities for their members. Their primary credit mission is to facilitate residential mortgage lending and support community and economic development activity in rural and urban communities. The Bank regularly obtains advances from the FHLB of Atlanta. At September 30, 2007, the Bank had outstanding advances of $2.0 billion. See Note 23 to the Consolidated Financial Statements in this report and “Deposits and Other Sources of Funds – Borrowings.”

As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in that bank in an amount equal to the greater of:

•	1.0% of mortgage-related assets;

•	$500; or

•	5.0% of outstanding advances.

The Bank had an investment of $115.3 million in the capital stock of the FHLB of Atlanta at September 30, 2007. The Bank earned dividends on that stock of $6.5 million and $7.0 million during the years ended September 30, 2007 and 2006, respectively. On December 28, 2006, the Federal Housing Finance Board issued a final rule that prohibits FHLBs that have existing excess stock exceeding 1% of the FHLB’s total assets from paying dividends to members in the form of stock or otherwise issue additional shares of excess stock. Excess stock is stock that is held by members and that exceeds the minimum amount of FHLB stock they are required to hold.

Membership in the FHLB is voluntary for federal thrifts like the Bank. Because membership is required to obtain advances from the FHLB and the Bank continues to rely on FHLB advances as an important source of funds, the Bank currently intends to retain its voluntary membership in the FHLB of Atlanta.

Liquidity Requirements. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. Failure to do so could subject the Bank to monetary penalties imposed by the OTS. Management believes that the Bank’s ratio of cash and cash equivalents and other liquid assets to deposits and short-term borrowings of 6.5% at September 30, 2007 was sufficient to ensure the Bank’s safe and sound operation.

Deposit Insurance Premiums. Under FDIC insurance regulations, the Bank is required to pay premiums for insurance of its deposit accounts into the Deposit Insurance Fund (“DIF”). The FDIC annually sets the reserve level of the DIF within a statutory range of between 1.15% to 1.50% of insured deposits. The FDIC set the reserve level at 1.25% for 2007 and it will remain at that level for 2008. If the reserve level of the insurance fund falls below 1.15%, or is expected to do so within six months, the FDIC must adopt a restoration plan that will restore the DIF to a 1.15% ratio generally within five years. If the reserve level exceeds 1.35%, the FDIC may return some of the excess in the form of dividends to insured institutions.

Under the FDIC’s risk-based premium system, which was significantly revised effective January 1, 2007, the amount of an institution’s deposit insurance premiums is based upon its classification in one of four risk categories based on overall supervisory ratings and prompt corrective action categories.

Highly rated, well-capitalized institutions generally remain in the lowest risk category. However, unlike the system in place prior to January 1, 2007 under which those institutions paid no deposit insurance premiums, premiums for those institutions now range between five and seven basis points depending on a variety of factors. For institutions like the Bank, those factors are supervisory ratings in various categories and long-term debt ratings. The Bank’s specific premium is determined by a mathematical formula incorporating those factors, subject to supervisory adjustments of up to 0.5 basis points. Institutions in the three higher risk categories currently pay premiums of 10, 28 or 43 basis points. For 2007, a one-time initial assessment credit against future premiums was granted to institutions that, like the Bank, have made past contributions to the deposit insurance fund. The Bank’s available credit was sufficient to offset premiums otherwise payable for the nine months ended September 30, 2007. However, beginning October 1, 2007, most of the Bank’s credit has been used and, based upon its classification as September 30, 2007, the Bank anticipates paying deposit insurance premiums of approximately $ 9.0 million in fiscal 2008, assuming current premium levels remain unchanged. On November 5, 2007, the FDIC announced that it would decide whether to adjust the existing premium levels in March 2008.

Commercial banks and thrifts continue to be required to share in the payment of interest due on Financing Corporation (“FICO”) bonds used to provide liquidity to the savings and loan industry in the 1980s. Annual FICO assessments added to deposit insurance premiums ranged from 1.14 to 1.24 basis points during the Bank’s 2007 fiscal year.

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

Each of these requirements generally must be no less stringent than the capital standards for national banks. At September 30, 2007, the Bank’s tangible capital ratio was 5.97%, its core (or leverage) capital ratio was 5.97%, and its total risk-based capital ratio was 10.85%, compared to the minimum requirements of 1.50%, 4.00% and 8.00%, respectively.

The tangible capital requirement adopted by the OTS requires the Bank to maintain “tangible capital” in an amount not less than 1.5% of tangible assets. “Tangible capital” is defined as core capital less investments in certain subsidiaries and any intangible assets (including supervisory goodwill), plus qualifying servicing assets valued at the amount that can be included in core capital.

Under the minimum leverage capital requirement, Chevy Chase must maintain a ratio of “core capital” to tangible assets of not less than 4.0%. “Core capital” generally includes common shareholders’ equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries, less investments, in certain subsidiaries and certain intangible assets.

Under OTS regulations, servicing assets can be included in core capital in an amount up to 100% of core capital. Non-mortgage servicing assets are subject to a sublimit of 25% of core capital. For these purposes, servicing assets are valued at the lesser of 90% of fair market value or 100% of the current unamortized book value. At September 30, 2007, the Bank had qualifying servicing assets with a carrying value of $146.3 million, which constituted 16.3% of core capital at that date.

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

Capital also must be maintained against assets sold with recourse despite the fact that the assets are accounted for as having been sold. The current rules:

•

require that risk-based capital be held in an amount equal to the amount of residual interests (which include interest-only certificates and/or interest-only strips receivable (referred to collectively as “interest-only strips receivable”), spread accounts, cash collateral accounts, over-collateralization of receivables, retained subordinated interests and other similar forms of on-balance sheet assets that function as credit enhancements) that are retained on balance sheet following a securitization, net of any deferred tax liability (sometimes referred to as “dollar-for-dollar capital”), even if that amount exceeds the otherwise applicable capital requirement on the underlying loans;

•	require a deduction from Tier 1 capital equal to the amount of credit enhancing interest-only strips receivable that exceeds 25% of Tier 1 capital; and

•	apply a “ratings-based approach” that sets capital requirements for positions in securitizations according to their relative risk exposure.

At September 30, 2007, the Bank did not have any credit enhancing interest-only strips receivable.

The Bank may use supplementary capital to satisfy the risk-based capital requirement up to an amount equal to its core capital. Supplementary capital includes cumulative perpetual preferred stock, qualifying non-perpetual preferred stock, qualifying subordinated debt, and allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. At September 30, 2007, the Bank had $29.0 million in its allowance for loan losses, all of which was includable as supplementary capital.

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

The Bank uses the second option for its 6-7/8% subordinated debentures due 2013 (the “2003 Debentures”) and must continue to use that option for any future issuances as long as the prior issuance remains outstanding. At September 30, 2007, the Bank had $175.0 million in maturing subordinated capital instruments, all of which was includable as supplementary capital.

All or a portion of the assets of each of the Bank’s subsidiaries are generally consolidated with the assets of the Bank for regulatory capital purposes unless all of the Bank’s investments in, and extensions of credit to, those subsidiaries are deducted from capital. The Bank’s investments in, and loans to, subsidiaries engaged in activities not permissible for a national bank are, with certain exceptions, deducted from capital under each of the three regulatory capital requirements. The Bank’s real estate development subsidiaries are its only subsidiaries engaged in activities not permissible for a national bank. At September 30, 2007, the Bank’s investments in, and loans to, these “non-includable subsidiaries” totaled approximately $3.0 million, all of which was deducted from tangible capital.

OTS capital regulations also require a 100% deduction from total capital of all equity investments that are not permissible for national banks. At September 30, 2007, the Bank had one property with a book value of $2.5 million which was treated as an equity investment for regulatory capital purposes.

OTS capital regulations provide a five-year holding period for real estate acquired in settlement of loans (“REO” or “real estate held for sale”) to qualify for an exception from treatment as an equity investment. The five year period may be extended by the OTS. If an REO property is considered an equity investment, its then-current book value is deducted from total capital. Accordingly, if the Bank is unable to dispose of any REO property prior to the end of its applicable five-year holding period and is unable to obtain an extension of that five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from risk-based capital. In August 2007, the Bank received from the OTS additional extensions through August 13, 2008, of the holding periods for certain of its REO properties acquired through foreclosure in fiscal years 1990 and 1995. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital.”

On November 1, 2007, the OTS and the other U.S. federal financial institution regulators issued final regulations implementing the most “advanced approach” version of the Basel Committee on Banking Supervision’s revised risk-based capital framework for the largest U.S. banks. The new framework, referred to as Basel II, replaces the Basel Committee’s 1988 risk-based capital accord, which forms the basis for the current risk-based capital requirements of the OTS and the other U.S. federal financial institution regulators. The Basel II regulations are designed to improve the risk sensitivity of the existing risk-based capital requirements and to enhance the risk measurement and management practices of large internationally active U.S. banking organizations. Key components of the final U.S. version of Basel II include the following:

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

Implementation of the Basel II “advanced approach” in the United States is not scheduled to begin until January 2008. The Bank will not be subject to these Basel II “advanced approach” requirements.

In December 2006, the OTS and the other federal banking agencies proposed changes to the existing Basel I risk-based capital requirements, generally referred to as Basel IA, that would have applied to the majority of U.S. banks not subject to the Basel II advanced approach. Key elements of the Basel IA proposal would have added three new risk-weights and relied on loan-to-value ratios to assign risk-weights to residential mortgages. On July 20, 2007, the OTS and the other federal banking agencies announced that they would no longer proceed with the Basel IA proposal, and instead announced plans to issue a proposed rule that would provide smaller banks with the option to adopt the less sophisticated “standardized approach” under Basel II or remain under the current Basel I approach. The proposed “standardized approach” is expected to be released during the first quarter of 2008.

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

At September 30, 2007, the Bank’s leverage ratio of 5.97%, its tier 1 risk-based ratio of 8.85%, and its total risk-based capital ratio of 10.85% exceeded the minimum ratios established for “well-capitalized” institutions.

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

The Bank had 90.7% of its assets invested in qualified thrift investments at September 30, 2007, and met the QTL test in each of the previous 12 months.

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

Because the Bank is engaged in activities that are not currently permissible for national banks, such as investing in subsidiaries that engage in real estate development activities, failure to satisfy the QTL test would require the Bank to terminate these activities and divest itself of any prohibited assets held at such time. Based on a review of the Bank’s current activities, management of the Bank believes that compliance with these restrictions would not have a significant adverse effect on the Bank. However, the B.F. Saul Real Estate Investment Trust (the “Trust”), which owns 80% of the common stock of the Bank, is engaged in real estate ownership and development activities currently prohibited for bank and financial holding companies. As a result, failure by the Bank to meet the QTL test, in the absence of a significant restructuring of the Trust’s operations, would, in effect, require the Trust to reduce its ownership of the Bank to a level at which it no longer would be deemed to control the Bank. See “Holding Company Regulation.”

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

Failure of the Bank to remain well capitalized, therefore, could have a material adverse effect on the Bank’s ability to pay dividends on its common stock, preferred stock and REIT Preferred Stock.

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

Lending Limits. The Bank generally is prohibited from lending to one borrower and its related entities amounts in excess of 15% of unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% for loans fully secured by readily marketable collateral. The Bank’s regulatory lending limit was approximately $165.7 million at September 30, 2007, and no group relationships exceeded this limit at that date.

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

The OTS and the other federal banking regulators have published guidance on the risks relating to “nontraditional mortgage products,” which include the Bank’s payment option and interest-only loan products. The guidance addresses:

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

Management believes that the Bank’s lending policies and practices currently comply with this guidance.

The OTS also has issued final guidance requiring thrifts actively engaged in commercial real estate (“CRE”) lending to identify and monitor their CRE loan concentrations, establish internal concentration limits, and implement appropriate risk management procedures based on the size and risks of their CRE portfolios. The guidance also identifies criteria that will be used by the OTS to identify those institutions with “CRE concentration risk” that may be subject to enhanced supervisory review. Based on those criteria, the Bank does not expect its existing CRE lending activities to be subject to enhanced review and does not expect the new guidelines to have a material effect on its operations.

Regulatory Assessments. The OTS imposes five separate fees to fund its operations:

•	semi-annual assessments for all savings institutions;

•	examination fees for certain affiliates of savings institutions;

•	application fees;

•	securities filing fees; and

•	publication fees.

Of these fees, the semi-annual assessments are the most significant, totaling $2.4 million for the Bank for the 12 month period ending December 31, 2007.

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

On November 15, 2007, the House of Representatives passed a bill that would, among other things:

•	create additional registration and licensing requirements for certain originators of residential mortgage loans;

•	impose a new federal duty of care and anti-steering requirements on all originators of residential mortgage loans;

•

create new minimum standards for all residential mortgage loans, including requirements that the lender determine that the consumer has a “reasonable ability to repay” the loan and, in the case of a refinancing, that the loan will provide a “net tangible benefit” to the consumer;

•	expand the scope and enhance protections for certain “high-cost” loans; and

•	place significant limitations on loans containing certain features, including negative amortization.

Banking industry groups have expressed significant concerns over the bill’s provisions, including its potential impact on the availability of mortgage credit. Several of the bill’s provisions, if enacted in their current form, could require further adjustments to the Bank’s loan policies and products and adversely affect its production volumes of loans containing certain features. While several Senators have announced plans to pursue legislation designed to prevent a recurrence of problems in certain segments of the mortgage market, prospects for Senate action remain unclear. Accordingly, the Bank is unable to predict whether and in what form any such legislation will eventually be enacted.

Federal Reserve System

The Federal Reserve Board requires the Bank to maintain reserves against its transaction accounts and certain non-personal deposit accounts. Because reserves generally must be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirement is to decrease the Bank’s earnings.

Prior to December 21, 2006, the first $7.8 million of the Bank’s transaction account balances were subject to a 0% reserve requirement. A 3% reserve ratio applied to new transaction accounts over $7.8 million, up to and including $48.3 million. Any net transaction accounts over $48.3 million were subject to a 10% reserve requirement. Effective December 21, 2006, the FRB increased the amount of transaction accounts subject to a 0% reserve requirement from $7.8 million to $8.5 million and decreased the “low reserve tranche” from $48.3 million to $45.8 million. Effective November 20, 2007, the first $9.3 million of net transaction accounts will be exempt from reserve requirements. A 3% reserve ratio will be applied to net transaction accounts over $9.3 million up to and including $43.9 million. A reserve ratio of $1.0 million plus 10% will be applied to net transaction accounts in excess of $43.9 million. The Bank met its reserve requirements for each period during the year ended September 30, 2007.

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

Community Reinvestment Act

Under the CRA and OTS regulations, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local communities, including low- and moderate-income neighborhoods and low- and moderate-income individuals and families, consistent with the safe and sound operation of the institution. The OTS is required to assess the Bank’s CRA record in connection with its examination of the Bank. In addition, the OTS is required to take into account the Bank’s record of meeting the credit needs of its community in determining whether to grant approval for certain types of applications.

The Bank is committed to fulfilling its CRA obligation by providing access to a full range of credit-related products and services to all segments of its community. Based on the last OTS examination covering the period from January 2005 through March 2007, the Bank received an “Outstanding” CRA rating.

Other Aspects of Federal Law

The Bank is also subject to federal statutory provisions covering matters such as security procedures, currency transactions reporting, insider and affiliated party transactions, management interlocks, truth-in-lending, electronic funds transfers, funds availability, equal credit opportunity and privacy of consumer information.

Holding Company Regulation

The Trust, the Saul Company, CCPC, and Westminster Investing Corporation (collectively, the “Holding Companies”) are registered as “savings and loan holding companies” because of their direct or indirect ownership interests in the Bank, and are subject to regulation, examination and supervision by the OTS. The Bank is prohibited from making or guaranteeing loans or advances to or for the benefit of the Holding Companies or other affiliates engaged in activities beyond those permissible for bank holding companies and from investing in the securities of the Holding Companies or other affiliates. Transactions between the Bank and the Holding Companies must be on terms substantially the same, or at least as favorable to the Bank, as those that would be available to non-affiliates.

OTS supervision of the Holding Companies includes a review of the adequacy of their capital, their level of debt, and their ability to fund outstanding debt obligations, and OTS guidance suggests that particular scrutiny will be given to holding companies that, like the Holding Companies, are engaged in real estate activities. On April 9, 2007, the OTS proposed revisions to its Savings and Loan Holding Company (“SLHC”) rating system that would place additional focus on risk exposure and risk management.

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

The Trust and the Saul Company entered into an agreement with OTS’s predecessor, the Federal Savings and Loan Insurance Corporation, to maintain the Bank’s regulatory capital at the required levels, and, if necessary, to infuse additional capital to enable the Bank to meet those requirements. Since the execution of this agreement, the OTS has changed its policy and no longer requires such agreements from companies acquiring thrift institutions. In addition, the regulatory capital requirements applicable to the Bank have changed significantly as a result of FIRREA. The OTS had stated that capital maintenance agreements entered into prior to the modification of OTS policy and the enactment of FIRREA were not affected by those changes. The Trust and the Saul Company have not sought to modify the existing agreement. To the extent the Bank is unable to meet regulatory capital requirements in the future; the OTS could seek to enforce the obligations of the Trust and the Saul Company under the agreement.

The Trust has applied to the OTS for approval of a new thrift holding company. If approved by the OTS and if the Trust elected to proceed, the Trust’s ownership of 80% of the common stock of the Bank, subject to $250 million of senior secured notes, would be transferred to the new bank holding company, as permitted under the indenture governing the Trust’s senior secured notes. The decision of when and even whether to proceed with the formation of the new thrift holding company has not yet been made by the Trust.

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

Recently Issued Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007, but early adoption is permitted. Upon adoption, SFAS 159 allows entities to make a one-time irrevocable election to measure certain existing financial assets and liabilities at fair value and report the unrealized gains and losses on those items in earnings at each subsequent reporting date. When adopting SFAS 159, entities must also adopt SFAS 157, “Fair Value Measurements,” issued in September 2006, which defines fair value and outlines the hierarchy of inputs that should be used when calculating fair value. The Bank has not decided for which assets, if any, it will elect fair value treatment.

In September 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) consensus 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 eliminates the diversity in policyholder calculations of the amount that would be realized under a life insurance contract if that contract were terminated. Under EITF 06-5, policyholders will be required to recognize contract-based values at their net present value. EITF 06-5 is effective for the Bank’s fiscal year beginning October 1, 2007. The adoption of EITF 06-5 did not have a material impact on the Bank’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 eliminates the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 clarifies the definition of fair value as an exit price and defines the exit price as the price in an orderly transaction between market participants to sell an asset or to settle a liability in the principal or most advantageous market for the asset or liability. Furthermore, SFAS 157 establishes a three-level fair value hierarchy that distinguishes between (i) market participant assumptions developed from independent and observable inputs and (ii) the reporting entity’s own assumptions about market participant assumptions developed from unobservable inputs. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Bank has not yet determined the impact, if any, of the adoption of this Statement on the Bank’s financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the requirements of SFAS No. 109, “Accounting for Income Taxes,” relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Bank’s fiscal year beginning October 1, 2007. The adoption of FIN 48 did not have a material impact on the Bank’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS 140 to require an entity (i) to initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable; (ii) to separately present servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position; and (iii) to provide additional disclosures for all separately recognized servicing assets and servicing liabilities. In addition, SFAS 156 permitted an entity to irrevocably choose either the amortization method or the fair value measurement method for the subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. SFAS 156 was effective for the Bank on October 1, 2006. As a result of the adoption of SFAS 156 the Bank identified its mortgage servicing rights (“MSRs”) relating primarily to residential mortgage loans as a class of servicing rights and elected to apply fair value accounting to this class of MSRs. Presently, this class, which also includes servicing rights related to home equity and home improvement loans, represents all of the Bank’s MSRs. The impact of the adoption, which represents the difference between the fair value and the carrying amount of the MSRs, net of any related valuation allowance, was $4,091, net of related income taxes, and was recorded as a cumulative-effect adjustment to retained earnings on October 1, 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) by eliminating SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 applies to all financial instruments acquired or issued by the Bank on October 1, 2007 and upon adoption for existing bifurcated hybrid financial instruments not being used in hedging relationships. The adoption of this statement did not have a material effect on the Bank’s financial condition or results of operations.

Market Area

The Bank’s principal deposit and lending markets are located in the Washington, DC and Baltimore, Maryland metropolitan areas. Service industries and federal, state and local governments employ a significant portion of the Washington, DC area labor force. In addition a substantial number of the nation’s 500 largest corporations have some presence in these areas. The Washington, DC and Baltimore, Maryland area’s seasonally unadjusted unemployment rate are typically below the national rate and were 3.0% and 3.9% in September 2007, respectively, compared to the national rate of 4.7%.

Chevy Chase historically has relied on retail deposits originated in its branch network as its primary funding source. See “Deposits and Other Sources of Funds.” Chevy Chase’s principal market for deposits consists of Montgomery and Prince George’s Counties in Maryland and Fairfax County in Virginia. Approximately 5.7% of the Bank’s deposits at September 30, 2007 were obtained from depositors residing outside of Maryland, Virginia and the District of Columbia, as compared to 6.1% of the Bank’s deposits at September 30, 2006.

As of June 30, 2007, according to the most recently published industry statistics, Chevy Chase ranked fifth in market share in the Washington, DC metropolitan area with approximately 9.5% of deposits and fourteenth in the Baltimore, Maryland metropolitan area with 1.3% of deposits. At the same date, Chevy Chase had the largest market share of deposits in Montgomery County; ranked third in market share of deposits in Prince George’s County and ranked fifth in market share in Fairfax County. The per capita incomes of Montgomery and Fairfax Counties rank among the highest of counties and equivalent jurisdictions nationally. These two counties are also the Washington, DC area’s largest suburban employment centers, with a substantial portion of their labor force consisting of federal, state and local government employees. Private employment is concentrated in service and retail trade centers. The unemployment rate in each of Montgomery, Prince George’s and Fairfax Counties in August 2007 was 2.7%, 3.7% and 2.2%, respectively, each of which was below the national rate of 4.7%. The individual state rates were 3.7% for Maryland and 3.1% for Virginia for the same month.

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

The Bank classifies its investment securities and mortgage-backed securities as either “held-to-maturity,” “available-for-sale” or “trading” at the time such securities are acquired. All its investment securities and mortgage-backed securities were classified as held-to-maturity at September 30, 2007 and 2006.

As part of its mortgage banking activities, the Bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Gains and losses on sales of trading securities are determined using the specific identification method. There were no mortgage-backed securities classified as trading securities at September 30, 2007 and 2006.

Lending and Leasing Activities

Loan Portfolio Composition. At September 30, 2007, the Bank’s loan portfolio totaled $11.8 billion, which represented 78.4% of its total assets. All references in this report to the Bank’s loan portfolio refer to loans, whether they are held for sale and/or securitization or for investment, and exclude mortgage-backed securities. Loans collateralized by single-family residences constituted 83.6% of the loan portfolio and 65.1% of total assets at September 30, 2007. The following table sets forth information concerning the Bank’s loan portfolio, net of unfunded commitments, for the periods indicated.

Loan Portfolio

(Dollars in thousands)

	September 30,
	2007		2006		2005		2004		2003
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Residential Mortgage (1)	$8,245,176	70.1%	$7,107,302	67.7%	$7,530,315	68.9%	$7,166,935	68.6%	$5,761,993	64.7%
Home equity (1)(2)	1,583,170	13.5	1,690,421	16.1	1,796,489	16.4	1,721,999	16.5	1,336,776	15.0
Other real estate	814,711	6.9	607,451	5.8	358,937	3.3	261,997	2.5	253,791	2.8
Commercial (2)	935,999	8.0	987,850	9.4	1,035,972	9.5	920,178	8.8	888,847	10.0
Automobile loans (1)	128,931	1.1	60,756	0.6	149,253	1.4	300,516	2.9	589,024	6.6
Other consumer	43,818	0.4	46,755	0.4	53,742	0.5	70,140	0.7	84,606	0.9

	11,751,805	100.0%	10,500,535	100.0%	10,924,708	100.0%	10,441,765	100.0%	8,915,037	100.0%

Unearned premiums and discounts	354		441		654		894		1,428
Net deferred loan origination costs	116,898		112,419		125,210		116,124		80,320
Allowance for loan losses	(29,000)		(25,000)		(28,640)		(37,750)		(58,397)

	88,252		87,860		97,224		79,268		23,351

Total loans receivable	$11,840,057		$10,588,395		$11,021,932		$10,521,033		$8,938,388

(1)	Includes loans held for securitization and/or sale, if any.
(2)	Net of undisbursed portion of loans.

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

Contractual Principal Repayments of Loans. The following table shows the scheduled contractual principal repayments of the Bank’s loans at September 30, 2007. The entire balance of loans held for securitization and/or sale is shown in the year ending September 30, 2007, because those loans are expected to be sold in less than one year.

Contractual Principal Repayments

(In thousands)

	Principal Balance Outstanding at September 30, 2007(1)	Approximate Principal Repayments Due in Years Ending September 30,
		2008	2009-2012	2013 and Thereafter
Single family residential	$8,044,052	$77,732	$151,907	$7,814,413
Home equity	1,583,170	17,843	161,884	1,403,443
Other real estate	814,711	779,395	35,316	—
Commercial	935,999	671,080	264,919	—
Automobile loans	128,823	30,292	88,579	9,952
Other consumer	43,818	6,085	25,823	11,910
Loans held for securitization and/or sale (2)	201,232	201,232	—	—

Total loans receivable(3)	$11,751,805	$1,783,659	$728,428	$9,239,718

Fixed-rate loans	$2,160,826	$1,111,763	$568,156	$480,907
Adjustable-rate loans	9,389,747	470,664	160,272	8,758,811
Loans held for securitization and/or sale (2)	201,232	201,232	—	—

Total loans receivable(3)	$11,751,805	$1,783,659	$728,428	$9,239,718

(1)	Of the total amount of loans outstanding at September 30, 2007, which were due after one year, an aggregate principal balance of approximately $1.0 billion had fixed interest rates and an aggregate principal balance of approximately $8.9 billion had adjustable interest rates.
(2)	Assumes loans held for securitization and/or sale are sold within one year.
(3)	Before deduction of allowance for loan losses, unearned premiums and discounts and deferred loan origination fees (costs).

Actual payments may not reflect scheduled contractual principal repayments due to the effect of loan refinancings, prepayments and enforcement of due-on-sale clauses. Although the Bank’s single-family residential loans historically have had stated maturities of generally 30 to 40 years, those loans normally have remained outstanding for substantially shorter periods because of these factors. Due-on-sale clauses give the Bank the right to declare a “conventional loan” — one that is neither insured by the Federal Housing Administration nor partially guaranteed by the Veterans’ Administration — immediately due and payable in the event, among other things, that the borrower sells the property securing the loan without the consent of the Bank. At September 30, 2007, excluding loans held for securitization and/or sale, aggregate principal repayments of $1.6 billion from all loans are contractually due within the next year. Of this amount, $1.1 billion is due on fixed-rate loans and $470.7 million is due on adjustable-rate loans.

Origination, Purchase and Sale of Real Estate Loans. The Bank has general authority to make loans secured by real estate located throughout the United States. The following table shows changes in the composition of the Bank’s real estate loan portfolio and the net change in mortgage-backed securities.

Origination, Purchase and Sale of Real Estate Loans

(In thousands)

	For the Year Ended September 30,
	2007	2006	2005
Real estate loan originations and purchases:

Single family residential	$5,891,361	$6,763,942	$8,815,453
Home equity (1)	815,342	1,043,003	1,180,981
Other real estate (1)	721,588	597,801	393,470

Total originations and purchases	7,428,291	8,404,746	10,389,904

Principal repayments	(2,223,537)	(2,836,637)	(2,998,545)
Sales	(3,380,365)	(5,135,271)	(6,296,737)
Loans transferred to real estate acquired in settlement of loans	(18,603)	(4,653)	(4,657)

	(5,622,505)	(7,976,561)	(9,299,939)

Transfers to mortgage-backed securities (2)	(567,903)	(708,752)	(555,155)

Increase (decrease) in real estate loans	$1,237,883	$(280,567)	$534,810

(1)	Net of undisbursed portion of loans.
(2)	Represents real estate loans which were pooled and exchanged for mortgage-backed securities.

Single-Family Residential Real Estate Lending (Excluding Home Equity Lending). The Bank originates a variety of loans secured by single-family residences. At September 30, 2007, $9.8 billion, or 83.6%, of the Bank’s loan portfolio consisted of loans secured by first or second mortgages on such properties, as compared to $8.8 billion, or 83.8%, at September 30, 2006. Of these amounts, $3.6 million and $2.7 million consisted of FHA-insured or VA-guaranteed loans at September 30, 2007 and 2006, respectively. At September 30, 2007 and 2006, the Bank had $202.2 million and $467.6 million, respectively, of single-family residential loans held for securitization and/or sale to investors. Approximately 36.8% of the principal balance of the Bank’s single-family residential real estate loans at September 30, 2007 were secured by properties located in California, as compared to 32.5% at September 30, 2006.

The Bank originates a wide variety of conventional residential mortgage loans, as well as FHA and VA loans, through its wholly owned mortgage banking subsidiary, B.F. Saul Mortgage Company, and through Chevy Chase Mortgage, a division of the Bank. The Bank currently offers fixed-rate loans with maturities of 15 to 40 years and adjustable-rate residential mortgage loans with maturities ranging from 30 to 40 years.

Most of the Bank’s single-family residential mortgage loans are originated by third parties. The Bank determines the specific loan products and rates under which the third party originates the loan, and subjects the loan to the Bank’s underwriting criteria and review. During the year ended September 30, 2007, approximately $4.0 billion of loans settled under this program.

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

In recent years, the Bank has significantly expanded its origination of residential ARMs with interest rates that adjust monthly, semi-annually and annually, most of which provide a borrower with a variety of monthly payment options. Certain of these loans have a payment option that could result in interest being added to the principal of the loan, or “negative amortization.” Certain other of these loans have a payment option that allows the borrower to make an interest only payment. During fiscal years 2007 and 2006, the Bank originated $5.9 billion and $6.7 billion, respectively, of mortgage loans, of which $3.8 billion and $4.3 billion, respectively, contained terms that permit negative amortization and, $751.2 million and $1.3 billion, respectively, contain terms which allow the borrower to make an interest only payment but do not permit negative amortization.

Loans with a negative amortization option totaled $3.9 billion and $2.8 billion at September 30, 2007 and 2006, respectively, including approximately $93.3 million and $32.8 million of cumulative deferred interest at September 30, 2007 and 2006, respectively. The amount of deferred interest has increased significantly in recent periods as the rise in short-term interest rates has led more borrowers with payment option ARMs to elect to make monthly payments that are less than the amount of interest accrued for that month. During September 2007, approximately 68% of the Bank’s borrowers with loans permitting negative amortization opted to make a payment for an amount which resulted in negative amortization. Each loan contains terms which limit the amount of negative amortization to a percentage of the original loan amount, generally 10% to 15%. Once these negative amortization limits are reached, the borrower’s required monthly payments adjust or are “recast” to an amount sufficient to amortize the loan over its then-remaining term. If all borrowers choose to make the minimum payment, approximately 600 loans with aggregate outstanding balances of $323.8 million, would reach this payment recast ceiling during fiscal year 2008 (assuming LIBOR rates remain unchanged from levels at November 10, 2007) and, as a result, the payment amount would increase to a fully amortizing payment.

The Bank also originates construction permanent loans, which are loans to individuals who are in the process of building their single family homes. During fiscal years 2007 and 2006, the Bank originated $505.5 million and $434.8 million, respectively, of these loans, the principal amount of which the Bank disburses as construction progresses. During the construction phase, these loans permit the borrower to make an interest-only payment but do not permit negative amortization. Upon completion of construction, the loan will convert to a permanent mortgage, which may permit the borrower to make an interest-only payment or incur negative amortization.

The Bank has enhanced its monitoring of the risks associated with these interest-only and payment option mortgage products, and has established terms for loans it originates (including caps on the amount of negative amortization) designed to minimize credit risk without adversely affecting the Bank’s competitive position. The Bank has also adjusted its underwriting policies in response to recent market conditions. Increased emphasis of these ARM products continues to be a key part of management’s efforts to focus on originating mortgage loans with interest rates that adjust more frequently in order to reduce the Bank’s interest-rate risk. At September 30, 2007, 96.9% of the Bank’s single-family residential loans were comprised of ARMs and, of this amount, 46.8% of the Bank’s single-family residential loans were comprised of ARMs that have interest rates which adjust annually or more frequently.

The OTS and the other federal banking regulators have issued guidance concerning “non-traditional mortgage products” such as interest-only and payment option ARMs, and Congress is currently considering legislation that, if not revised before enactment, could require further adjustments to the Bank’s loan policies and products and aversely affect its production volumes of loans containing certain features. See “Business – Regulation—Safety and Soundness Standards” and “Business-Regulation-Other Regulations and Legislation.”

Loan securitizations and/or sales provide the Bank with liquidity and additional funds for lending; enabling the Bank to increase the volume of loans originated and thereby increase loan interest and fee income as well as gains on sales of loans. Sales of mortgage loans totaled $3.9 billion and $5.4 billion during the fiscal years ended September 30, 2007 and 2006, respectively. The marketability of loans, loan participations and mortgage-backed securities depends on purchasers’ investment limitations, general market and competitive conditions, mortgage loan demand and other factors. As a result of recent market conditions, the Bank did not securitize any loans during the quarter ended September 30, 2007. See “Recent Developments.”

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

From time to time, as part of its capital and liquidity management plans, the Bank may consider “swapping” loans held in its portfolio for lower risk-weighted mortgage-backed securities and retaining those securities in its portfolio rather than selling them. During fiscal year 2007, the Bank did not exchange and retain in its portfolio any single-family residential loans for mortgage-backed securities. During fiscal years 2006, and 2005, the Bank exchanged $486.0 million and $364.6 million, respectively, of single-family residential loans held in its portfolio for mortgage-backed securities, which the Bank retained for its own portfolio.

When the Bank sells a residential loan or loan participation and retains servicing, or purchases mortgage servicing assets from third parties, it collects and remits loan payments, makes certain insurance and tax payments on behalf of borrowers and otherwise services the loans. The servicing fee generally ranges from 0.25% to 0.50% per year of the outstanding loan principal amount. The Bank also typically derives income from temporary investment for its own account of loan collections pending remittance to the participation or loan purchaser. At September 30, 2007 and 2006, the Bank was servicing residential loans totaling $13.1 billion and $13.7 billion, respectively, for other investors. See “Loan Servicing.”

Sales of Mortgage-Backed Securities. The Bank originates and sells mortgage-backed securities pursuant to its normal mortgage banking operations. The securities are generally sold in the same month as they are issued. The securities are formed from conforming mortgage loans originated for sale or from conforming mortgage loans resulting from the borrower’s election to convert from an adjustable-rate loan to a fixed-rate loan. Mortgage-backed securities held for sale in conjunction with mortgage banking activities are classified as trading securities. During the years ended September 30, 2007 and 2006, the Bank originated and sold $568.9 million and $224.9 million, respectively, of mortgage-backed securities and recognized gains of $1.0 million and $1.8 million, respectively. As a result of the sale of trading securities in the month such securities are formed, the Consolidated Statements of Cash Flows in this report reflect proceeds from the sales of trading securities, even though there are no balances of such securities at September 30, 2007.

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

Commercial Real Estate and Real Estate Construction Lending. Commercial real estate, real estate construction and ground loans are originated directly by the Bank. The Bank also participates in loans originated by other banks. Aggregate balances of residential and commercial construction, ground and commercial real estate and multifamily loans were $814.7 million and $607.5 million at September 30, 2007 and 2006, respectively. The Bank provides financing, at market rates, to certain purchasers of real estate owned by the Bank. Additionally, the Bank finances the construction of residential real estate, principally single-family detached homes and townhouses, with generally a specified number of pre-sales required. Loan concentrations among types of real estate are reviewed and approved by the Bank’s Credit Risk Management Committee.

At September 30, 2007, the Bank held $225.6 million (27.7% of total commercial real estate and real estate construction loans) of participations or syndications in commercial real estate and real estate construction loans originated by other financial institutions, compared to $211.1 million (34.7% of total commercial real estate and real estate construction loans) at September 30, 2006.

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

Business development efforts of the Bank’s Commercial Banking Group have been concentrated in the major industry groups in the metropolitan Washington, DC and Baltimore areas, as well as a broad base of businesses and community service organizations. The Bank also has an active commercial lending program which includes offering small business loans through its deposit branches. In addition, management believes that the ability to offer a broader variety of investment products and fiduciary services to institutional customers through the Bank’s subsidiaries, ASB Capital Management LLC and Chevy Chase Trust Company, will continue to enhance the operations of the Commercial Banking Group. Commercial loans totaled $936.0 million and $987.9 million at September 30, 2007 and 2006, respectively.

At September 30, 2007, the Bank held $68.8 million (7.3% of total commercial loans) of participations or syndications in commercial loans originated by other financial institutions, a decrease from $103.8 million (10.5% of total commercial loans) at September 30, 2006.

Federal laws and regulations limit the Bank’s commercial loan portfolio to 20% of assets, with any excess over 10% consisting of small business loans. At September 30, 2007, the Bank’s commercial loan portfolio represented 6.2% of its assets, with 1.1% consisting of small business loans.

Other Consumer Lending Activities. In addition to the types of loans described above, Chevy Chase currently offers a variety of other consumer loans, including overdraft lines of credit and other unsecured loans for traditional consumer purchases and needs. The Bank does not offer its own credit card loans, but has an agreement with another financial institution pursuant to which that institution issues credit cards in the Bank’s name to the Bank’s local customers. The Bank offers direct prime automobile loans through its branch network, and in December 2006, resumed origination of indirect prime automobile loans from local dealers. The Bank’s portfolios of automobile loans and other consumer loans totaled $128.9 million and $43.8 million, respectively, at September 30, 2007, which accounted for a combined 1.5% of total loans at that date.

Federal laws and regulations limit the Bank’s secured and unsecured consumer loans to 35% of its total assets. Home improvement, secured deposit account and educational loans are not included in the 35% limit. At September 30, 2007, the Bank complied with this limit.

Automobile Leasing. Effective March 2003, the Bank stopped originating indirect automobile leases and the Bank continues its collection efforts on that existing portfolio. At September 30, 2007 and 2006, the Bank’s portfolio of automobiles subject to lease totaled $7.0 million and $55.4 million, respectively. In addition to credit risk associated with a lessee’s possible default under the lease, the Bank is exposed to the risk that the value of the vehicle at maturity of the lease may be less than the future residual value as estimated by the Bank at the inception of the lease. To reduce that risk, the Bank (a) purchased insurance in the full amount of the estimated residual value to protect the Bank against possible future decreases in residual values, and (b) used estimates of residual value that did not exceed published industry estimates unless that excess was also insured. Although the Bank insured residual values, limitations in the insurance policy and other factors have resulted and may continue to result in losses at lease maturity that may not be fully covered by that insurance.

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

The approval process for all types of real estate loans includes appraisals or evaluations of the properties securing the loans and a review of all applicants’ and guarantors’ financial information and credit and payment history. In the case of certain residential mortgage loans, the Bank’s policies permit use of reduced documentation, including reliance on the borrower’s representations of his or her income without independent verification. See “Risk Factors – Our “payment option” and “interest-only” mortgage loans subject us to additional risks.”

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

OTS regulations require institutions to adopt internal real estate lending policies, including LTV limitations conforming to specific guidelines established by the OTS. The Bank’s current lending policies conform to these regulations. The OTS has issued guidance for nontraditional mortgage loans of the type made by the Bank. See “Business – Regulation—Safety and Soundness Standards.”

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

Other Consumer Loan and Lease Underwriting. Other consumer loans, which include direct and indirect automobile loans, home improvement and related loans and overdraft lines of credit are originated or purchased by the Bank after a review in accordance with established underwriting procedures.

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

Loan Originations, Securitizations and Sales – Retained Interest and Servicing Assets.

During fiscal year 2007, the Bank securitized and sold $1.9 billion in residential mortgage loans, compared to $4.2 billion during fiscal 2006. The decrease reflects recent developments in the credit markets and, more specifically, in the mortgage markets, that have resulted in reduced investor demand and less favorable terms and pricing in the capital markets for securitizations and sales of residential mortgage loans. Those developments have led the Bank to modify its operations to deemphasize securitization activities. Outstanding trust certificate balances decreased by 18.9% to $6.9 billion at September 30, 2007. In connection with its loan origination, securitization and sale activities, the Bank generally receives or retains various interests in the sold loans, which may include servicing assets, securities, or interest-only certificates and/or interest-only strips receivable (collectively, “interest-only assets”). The Bank sometimes retains a limited amount of recourse relating to securitized loans through one or more means, most often through the establishment of reserve accounts. The Bank records those interests as assets on its financial statements and determines the carrying value of the assets based on future cash flows expected to be received by the Bank from the underlying assets. Periodically, the Bank obtains independent valuations as confirmation of management’s estimates of its values for interest-only and servicing assets. Most of these cash flows are payable to the Bank before the claims of others, while a small portion are subordinated to those claims. The Bank’s policy is to limit the aggregate amount of mortgage servicing rights and interest-only assets arising out of the securitization and sale of certain of the Bank’s ARMs to 75% of the Bank’s core capital. At September 30, 2007, those assets totaled 44% of the Bank’s core capital. The tables below summarize the carrying value of these assets at September 30, 2007 and 2006.

	September 30, 2007
	Not	Subordinated	Total
	(in thousands)
Interest-only certificates	$277,715	$—	$277,715
Interest-only strips receivable	36,396	—	36,396

Total interest-only assets	314,111	—	314,111
Servicing assets	155,680	—	155,680
Reserve accounts	2,982	—	2,982

Total	$472,773	$—	$472,773

	September 30, 2006
	Not	Subordinated	Total
	(in thousands)
Interest-only certificates	$294,597	$—	$294,597
Interest-only strips receivable	49,595	125	49,720

Total interest-only assets	344,192	125	344,317
Servicing assets	168,059	—	168,059
Reserve accounts	17,960	2,540	20,500

Total	$530,211	$2,665	$532,876

The Bank serviced loans owned by others amounting to $13.1 billion and $13.7 billion at September 30, 2007 and 2006, respectively. Primarily as a result of using a higher discount rate to value its servicing assets and interest-only assets, the Bank reduced the carrying value of its servicing assets and interest-only assets by $8.5 million during fiscal 2007. During fiscal year 2006, the Bank reduced the carrying value of its servicing assets and interest-only assets by $90.0 million, primarily as a result of higher actual prepayments and an increase in estimated future prepayments of loans underlying those assets. Historical experience has shown that prepayment speeds on adjustable rate loans are generally correlated to the steepness of the slope of the yield curve, that is, the difference between short-term interest rates on the one hand, which determine interest rates on the adjustable rate mortgages generated by the Bank, and long-term interest rates on the other hand, which determine the interest rates on mortgages with interest rates fixed for longer periods. The steeper the yield curve, the less likely the loan will prepay. The flatter or more inverted the yield curve, the less attractive adjustable rate loans are to consumers and prepayments tend to increase. In addition, as prepayment penalty periods expire, buyers are more likely to prepay their loans. For further information concerning the Bank’s loan servicing rights and loan securitization transactions, see Notes 16 and 17 to the Consolidated Financial Statements in this report.

The Bank’s securitization transactions contain provisions that allow it to purchase the remaining assets and terminate the transaction when the remaining balance of the certificates reaches a specified percentage of the original balance (which is often referred to as a “clean up call”). During 2007, the Bank purchased $329.4 million in loans from six transactions that reached their clean up call. Management anticipates that two transactions will reach that threshold during fiscal 2008 and, if the Bank exercises its option, the Bank will purchase loans with aggregate values of approximately $200 million. To the extent the loans meet the eligibility criteria for future securitization transactions, subsequent to purchase they may be included in the pool from which loans are selected for securitization.

Loan Servicing. Effective with the adoption of SFAS 156 on October 1, 2006, the Bank’s servicing assets are carried at fair value with changes in fair value recognized in earnings. The Bank estimates fair value using either third party market prices or discounted cash flow analysis using market-based assumptions for servicing fee income, servicing costs, prepayment rates, default rates and discount rates. The primary variables used in the computation of the fair value are prepayment speeds and a discount rate.

If actual prepayment or default rates significantly exceed the estimates used to calculate the value of the servicing assets, the actual future cash flow could be less than expected and the value of the servicing assets, as well as the Bank’s earnings, could decline. No assurance can be given that underlying loans will not experience significant increases in prepayment or default rates or that the Bank may not have to write down the value of its servicing assets. See Notes 3 and 16 to the Consolidated Financial Statements in this report.

The Bank receives income through servicing of loans and fees in connection with loan origination, loan modification, late payments, prepayments, changes of property ownership and miscellaneous services related to its loans. Servicing income, earned on single-family residential mortgage loans owned by third parties is a source of substantial earnings for the Bank. Income from these activities varies with the volume and type of loans originated and sold.

The following table sets forth certain information relating to the Bank’s servicing portfolio and servicing income as of or for the years indicated.

	As of or for the Year Ended September 30,
	2007	2006	2005
	(in thousands)
Residential	$13,127,925	$13,666,622	$13,445,665
Home equity	3,408	4,758	7,244
Automobile	—	—	27,494

Total amount of loans serviced for others (1)	$13,131,333	$13,671,380	$13,480,403

Servicing and securitization income	$90,363	$94,623	$150,739

(1)	The carrying value of the Bank’s servicing assets and interest-only strips receivable at September 30, 2007, 2006 and 2005 was $469.8 million, $512.4 million and $512.8 million, respectively.

The Bank’s level of servicing and securitization income varies based in large part on the amount of the Bank’s securitization activities with respect to these loan types and with changes in prepayment speeds on the underlying loans. As the Bank securitizes and sells assets, acquires servicing assets either through origination or purchase, or sells mortgage loans and retains the servicing rights on those loans, the level of servicing and securitization income generally increases. During fiscal year 2007, the Bank securitized and sold $1.9 billion of loan receivables through new securitization trusts compared to $4.2 billion during fiscal year 2006. Gains recognized from these securitizations historically have represented a significant portion of the Bank’s earnings. However, as a result of recent market conditions, the Bank has been unable to securitize assets on sufficiently favorable terms and has modified its operations to deemphasize securitization activities. See “Recent Developments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations—Other Income.”

Interest-Only Strips Receivable. Interest-only strips receivable are carried at fair value. The Bank estimates fair value by computing the present value of estimated future cash flows to be generated by the underlying loans. The carrying value is adjusted and the adjustment is recognized as a gain or loss in the statement of operations in the period the change occurs. The primary variables used in the computation of the present value are loan prepayment speeds and a discount rate.

If actual prepayments significantly exceed the estimates used to calculate the values of the interest-only strips receivable, the future cash flow could be less than expected and the value of the interest-only strips receivable, as well as the Bank’s earnings, could decline. See Notes 3 and 17 to the Consolidated Financial Statements in this report.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Asset Quality – Delinquent Loans” for a discussion of the Bank’s delinquent loan portfolio at September 30, 2007.

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

The allocated allowance is estimated for both homogeneous and non-homogeneous loan portfolios. The range is calculated by applying loss and delinquency factors to the outstanding loan balances of these portfolios. Loss factors are based on analyses of the historical performance of each loan category and an assessment of portfolio trends and conditions, as well as specific risk factors impacting the loan portfolios. Each homogeneous portfolio is evaluated collectively. In addition, at September 30, 2007, as part of its review of the adequacy of the allowance, the Bank performed an analysis of the underlying collateral on all single-family loans that are greater than two payments delinquent.

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

The allowance for losses is based on current estimates of losses inherent in the portfolio and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary.

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

The Federal Financial Institutions Examination Council (“FFIEC”), which is composed of the OTS and the other federal banking agencies, has issued guidelines regarding the appropriate levels of general valuation allowances that should be maintained by insured institutions and guidance on the design and implementation of loan loss allowance methodologies and supporting documentation practices. The Bank believes that its levels of general valuation allowances at September 30, 2007, and its procedures, comply with the guidelines.

The Bank’s assets are subject to review and classification by the OTS upon examination. Based on those examinations, the Bank could be required to establish additional valuation allowances or incur additional charge-offs.

Deposits and Other Sources of Funds

General. Deposits are the primary source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposits, Chevy Chase receives funds from loan repayments and loan sales. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced by general interest rates and money-market conditions. Borrowings may be used to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels or deposit outflows, or to support the Bank’s operating or investing activities, or planned growth. In recent years, the Bank has relied to a significant degree on borrowed funds, particularly FHLB advances and repurchase agreements, to fund its planned asset growth. These sources of funding are generally more expensive than traditional core deposits, but provide the Bank with an additional source of funds to grow its asset base.

Deposits. Chevy Chase offers a variety of deposit accounts with a range of interest rates and maturities designed to attract both long-term and short-term deposits. Deposit programs include money market, savings, checking, certificates of deposit, and special programs for retirement accounts.

Chevy Chase attracts deposits through its branch network and advertisements, and offers depositors access to their accounts through more than 1,080 ATMs, including more than 200 ATMs located in grocery stores. These ATMs significantly enhance the Bank’s position as a leading provider of convenient service in its primary market area. The Bank is a member of the “STAR”® ATM network which offers nationwide access, and the “PLUS”® ATM network, which offers worldwide access. In addition, the Bank has a partnership agreement with a regional grocery store chain that authorizes the Bank to provide in-store banking centers at potentially all of its Maryland, Virginia, Delaware and Washington, DC area stores. As of September 30, 2007, the Bank operates 54 in-store banking centers as part of this agreement.

The Bank obtains deposits primarily from customers residing in Montgomery and Prince George’s Counties in Maryland and in Northern Virginia. Approximately 62% of the Bank’s deposits at September 30, 2007 were obtained from depositors residing in Maryland, and approximately 26% from depositors residing in Virginia.

The following table shows the amounts of Chevy Chase’s deposits by type of account at the dates indicated.

Deposit Analysis

(Dollars in thousands)

	September 30,
	2007		2006		2005		2004		2003
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Non-interest bearing checking accounts	$1,273,687	11.6%	$1,316,980	12.6%	$1,346,455	13.8%	$1,181,722	13.3%	$951,844	11.8%
Interest-bearing checking accounts	2,303,615	21.1	2,313,152	22.2	2,438,147	24.9	2,244,724	25.4	1,951,281	24.0
Money market deposit accounts	2,166,489	19.8	2,403,060	23.0	2,521,949	25.8	2,364,768	26.7	2,321,026	28.7
Savings accounts	1,063,780	9.7	953,663	9.1	1,153,152	11.8	1,214,307	13.7	1,150,444	14.2
Certificate accounts, less than $100	2,479,391	22.6	2,088,368	20.0	1,520,829	15.5	1,238,733	14.0	1,207,728	14.9
Certificate accounts, $100 or more	1,662,615	15.2	1,370,541	13.1	801,236	8.2	610,864	6.9	518,182	6.4

Total deposits	$10,949,577	100.0%	$10,445,764	100.0%	$9,781,768	100.0%	$8,855,118	100.0%	$8,100,505	100.0%

Average Cost of Deposits

	Year Ended September 30,
	2007	2006	2005
Checking deposits	0.29%	0.25%	0.22%
Money market deposits	2.68%	2.20%	1.42%
Savings deposits	0.67%	0.41%	0.28%
Time deposits	4.74%	3.94%	2.59%

Total deposits	2.72%	2.03%	1.19%

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

The following table sets forth Chevy Chase’s deposit flows during the periods indicated.

	Year Ended September 30,
	2007	2006	2005
	(in thousands)
Deposits to accounts	$96,168,357	$83,202,385	$72,320,724
Withdrawals from accounts	(95,916,756)	(82,689,839)	(71,484,397)

Net increase	251,601	512,546	836,327
Interest credited to accounts	252,212	151,450	90,323

Net increase in deposit balances	$503,813	$663,996	$926,650

Deposit growth may be moderated by the Bank from time to time either to take advantage of lower cost funding alternatives or in response to more modest expectations for loan and other asset growth.

The following table sets forth, by weighted average interest rates, the type and amounts of deposits as of September 30, 2007, which will mature during the fiscal years indicated.

Weighted Average Interest Rates of Deposits

(Dollars in thousands)

	Checking and Money Market Deposit Accounts		Savings Accounts		Certificate Accounts		Total
Maturing During Year Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2008	$5,743,791	1.05%	$1,063,780	1.15%	$3,791,934	4.87%	$10,599,505	2.43%
2009	—	—	—	—	295,165	4.54	295,165	4.54
2010	—	—	—	—	37,653	4.16	37,653	4.16
2011	—	—	—	—	9,075	4.04	9,075	4.04
2012	—	—	—	—	8,179	3.95	8,179	3.95

Total	$5,743,791	1.05%	$1,063,780	1.15%	$4,142,006	4.84%	$10,949,577	2.35%

The following table summarizes maturities of certificate accounts in amounts of $100,000 or greater as of September 30, 2007.

Year Ending September 30,	Amount	Weighted Average Rate
	(Dollars in thousands)
2008	$1,539,598	5.13%
2009	111,698	4.95%
2010	8,987	4.70%
2011	1,539	4.31%
2012	793	4.11%

Total	$1,662,615	5.11%

The following table represents the amounts of deposits by various interest rate categories as of September 30, 2007 maturing during the fiscal years indicated.

Maturities of Deposits by Interest Rates
(In thousands)

	Accounts Maturing During Year Ending September 30,
Interest Rate	2008	2009	2010	2011	2012	Total
Non-interest bearing checking deposits (0%)	$1,273,687	$—	$—	$—	$—	$1,273,687
0.01% to 1.99%	3,799,522	—	—	—	—	3,799,522
2.00% to 2.99%	791,412	3,553	125	—	—	795,090
3.00% to 3.99%	1,343,468	95,299	22,449	5,186	5,063	1,471,465
4.00% to 4.99%	760,533	41,457	6,822	3,392	3,116	815,320
5.00% to 5.99%	2,630,883	154,856	8,257	497	—	2,794,493

Total	$10,599,505	$295,165	$37,653	$9,075	$8,179	$10,949,577

Borrowings. As a member of the FHLB of Atlanta, Chevy Chase may apply for advances on the security of its FHLB stock and certain of its mortgages and other assets, principally securities which are obligations of, or guaranteed by, the United States or its agencies, provided certain standards related to creditworthiness have been met.

Extensions of credit may be obtained pursuant to several different credit programs, each of which has its own rate and range of maturities. Advances must be secured by eligible collateral with a value, as determined by the FHLB of Atlanta, at least equal to 100% of Chevy Chase’s outstanding advances. The Bank had outstanding FHLB advances of $2.0 billion at September 30, 2007.

From time to time the Bank enters into repurchase agreements, which are treated as financings. The Bank sells securities, which are usually mortgage-backed securities and other investment securities, and agrees to buy back the same securities at a specified time, which is generally within one to 90 days. The Bank pays a stated interest rate for the use of the funds for the specified time period. The obligation to repurchase the securities sold is reflected as a liability and the securities underlying the agreements are included in assets in the Consolidated Statements of Financial Condition in this report. These arrangements are, in effect, borrowings by the Bank secured by the securities sold. The Bank had outstanding repurchase agreements of $120.5 million at September 30, 2007.

The following table sets forth a summary of the repurchase agreements of the Bank as of the dates and for the years indicated.

	September 30,
	2007	2006
	(Dollars in thousands)
Securities sold under repurchase agreements:
Balance at year-end	$120,507	$458,307
Average amount outstanding during the year	151,466	232,824
Maximum amount outstanding at any month-end	213,124	458,307
Weighted average interest rate during the year	4.65%	4.32%
Weighted average interest rate on year-end balances	3.87%	5.18%

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

Subsidiaries

OTS regulations generally permit the Bank to make investments in service corporation subsidiaries in an amount not to exceed 3.0% of the Bank’s assets, provided that any investment in excess of 2.0% of assets serves primarily community, inner city or community development purposes. These regulations also permit the Bank to make “conforming loans” to those subsidiaries and joint ventures in an amount not to exceed 50% of the Bank’s regulatory capital. At September 30, 2007, 2.0% and 3.0% of the Bank’s assets was equal to $302.1 million and $453.2 million, respectively, and the Bank had $36.1 million invested in its service corporation subsidiaries.

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

REIT Subsidiary. Chevy Chase Preferred Capital Corporation invests in real estate loans and issued preferred stock to outside investors, which is included as Tier 1 capital of the Bank.

Investment, Management and Fiduciary Services. The Bank offers investment, management and fiduciary services through two wholly owned subsidiaries: Chevy Chase Trust Company, a licensed fiduciary and registered investment advisor, which serves primarily high net worth individuals, and ASB Capital Management LLC, a registered investment adviser, which serves primarily institutional customers.

Special Purpose Subsidiaries. At September 30, 2007, Chevy Chase Real Estate, LLC, (“CCRE”) a wholly owned subsidiary of Chevy Chase, held 100% of the common stock of six subsidiaries, three of which are active, and a majority of which were formed for the sole purpose of acquiring title to various real estate projects pursuant to foreclosure or deed-in-lieu of foreclosure. The Bank’s aggregate investment in these subsidiaries was $35.2 million at September 30, 2007. CCRE is an operating subsidiary and, therefore, the Bank’s investment in CCRE is not subject to the 3.0% service corporation investment limit discussed above.

Employees

The Bank and its subsidiaries had 4,473 full-time and 695 part-time employees at September 30, 2007. The Bank provides its employees with a comprehensive range of employee benefit programs, including group health benefits, life insurance, disability insurance, paid sick leave, certain free deposit services and certain loan discounts. None of the Bank’s employees is represented by a collective bargaining agreement. The Bank believes that its employee relations are good.

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

The Bank’s major competition comes from local, regional, national and international financial institutions and other providers of financial services. The GLB Act amended federal law to permit broader affiliations among commercial banks, securities firms, insurance companies, and other financial services providers, and these and other developments have led to increasing consolidation among providers of financial services. The Bank competes with numerous depository institutions in its deposit-taking activities in the Washington, DC and Baltimore, Maryland metropolitan areas. The Bank also competes with these institutions in the origination of single-family residential mortgage loans and home equity credit line loans.

According to the most recently published industry statistics, at June 30, 2007, Chevy Chase had the fifth largest market share, with approximately 9.5% of deposits, in the Washington DC metropolitan area. At that same date, the Bank had the largest market share, with approximately 25.1% of deposits, in Montgomery County, Maryland, ranked third in market share, with approximately 13.9% of deposits, in Prince George’s County, Maryland and ranked fifth in market share, with approximately 6.5% of deposits in Fairfax County, Virginia, excluding single branch institutions. Based on publicly available information, Chevy Chase estimates that, in the Washington, DC metropolitan area, it is one of the leaders in market share of single-family residential mortgage and home equity credit line loans.

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

The Bank made net tax sharing payments to the Trust totaling $4.0 million in fiscal year 2007. At September 30, 2007 and 2006, the estimated net tax sharing payment payable to the Trust by the Bank was $1.8 million and $4.7 million, respectively.

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

Risks Relating to Our Banking Business

The current turmoil in the mortgage markets could continue to adversely affect the Bank’s business and operations.

Developments in the residential mortgage and capital markets affect the Bank and its operations. For example, the Bank uses the capital markets for securitizations and/or sales of its residential mortgage loans, which generate earnings, provide a significant source of liquidity, reduce credit risk, and facilitate regulatory capital compliance.

Recent developments in the broader credit markets and, more specifically, in the mortgage markets have resulted in reduced investor demand and less favorable terms and pricing in the capital markets for securitizations and sales of residential mortgage loans. As a result, the Bank did not securitize assets during the last quarter of its 2007 fiscal year, and is unable to predict if or when it will be able to do so in the future. Under these conditions, the Bank will be required to retain in its portfolio a greater portion of its residential mortgage production than it has historically. While the Bank believes its capital and liquidity positions are currently adequate to meet foreseeable needs, a prolonged period of capital market instability could force the Bank to further curtail mortgage production which could adversely affect future earnings.

Continued deteriorating conditions in the U.S. housing markets may lead to increased losses on loans.

Deteriorating conditions in the U.S. housing market during recent periods have resulted in increased balances of non-accrual loans and increased levels of losses reported by owners of mortgage loans. The combination of lower volumes of home sales transactions, longer marketing periods, growing inventories of unsold homes and increased foreclosure rates has exerted downward pressure on housing prices in many parts of the country, including markets such as the Washington, DC area, California, and Florida in which the Bank has a significant concentration of its residential mortgage loans. As a result, home price appreciation rates have declined in many markets and property values have declined in certain markets. Faced with these conditions, and increases in their monthly payments due to interest rate or other adjustments to their loans, some borrowers have been unable to either refinance or sell their properties and consequently have defaulted on their loans. In addition, as lenders tighten underwriting guidelines for loan products offered and adjust loan pricing to reflect market conditions, refinancing is made more difficult. If market conditions in the U.S. housing market continue to deteriorate, the Bank’s financial results could be further adversely impacted.

The Bank’s operating results and financial condition may be adversely affected by interest rate changes and other market conditions.

Changes in interest rates affect the Bank’s financial performance in various ways. The Bank’s operating results depend to a large extent on its net interest income, which is the difference between the interest the Bank receives from its loans, securities and other assets and the interest the Bank pays on its deposits and other liabilities. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. If interest rates decrease, the Bank’s net interest income likely would decrease because interest earned on its loans, mortgages, and other investment securities would decrease more quickly than interest that it pays on interest-bearing liabilities, such as deposits and borrowings. Declines in market interest rates also may result in increased prepayments of loans as borrowers are able to refinance their loans at lower interest rates. Higher than anticipated prepayments could negatively affect the Bank’s financial condition and results of operations.

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

Changes in interest rates and other market conditions, and the relationship between short- and long-term interest rates, also can affect the value of the Bank’s loans and other interest-sensitive assets, including interests the Bank retains in its securitization transactions, mortgage and non-mortgage servicing rights, and its ability to realize gains on the sale and securitization of assets. For example, at September 30, 2007, the Bank’s assets included $155.7 million in loan servicing assets and $314.1 million in interest only assets, the value of which is based on market interest rates and depends on the accuracy of its various assumptions concerning items such as prepayment rates, credit losses and interest rates. If actual results differ from the Bank’s assumptions, the value of those assets, as well as its earnings, could be adversely affected. For example, primarily because short-term interest rates have remained close to or at times even higher than long-term rates in recent periods, prepayments of the Bank’s adjustable rate mortgage loans have been higher than it anticipated and the Bank recorded write downs in the value of its interest only assets of $8.9 million during the 2007 fiscal year and $88.3 million during the 2006 fiscal year. The Bank’s ability to originate adjustable rate mortgage loans also suffers when short-term interest rates are similar to or higher than longer-term rates.

For further discussion of interest rate risk considerations, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Asset and Liability Management” elsewhere in this Form 10-K.

The Bank’s “payment option” and “interest-only” mortgage loans subject it to additional risks.

Approximately 25.8% of the Bank’s assets consist of adjustable rate mortgage loans that permit borrowers to defer payment of principal and/or interest. During fiscal year 2007, the Bank originated $5.9 billion of mortgage loans, of which $3.8 billion contained terms that permit negative amortization. These features, coupled with the adjustable interest rates on these loans, can cause borrowers’ payments to increase substantially. In the absence of offsetting factors, such as higher wages, those increased payments could result in higher defaults and require increases in the Bank’s allowance for loan losses. If all borrowers choose to pay only the minimum payment, approximately 600 loans with aggregate outstanding balances of $323.8 million, would reach their payment recast ceiling during fiscal year 2008 (assuming LIBOR rates remain unchanged from levels at November 10, 2007) and, as a result, the payment amount would increase to a fully amortizing payment. The potential for significant increases in the payments required to be made by these borrowers, coupled with the relative complexity of these products when compared to traditional mortgage loans, could subject the Bank to increased litigation and reputation risk, particularly in an environment of rising interest rates and declining property values. These loans also can result, under certain circumstances, in the Bank’s recognition as interest income, payments that have not yet been made by the borrowers (i.e. negative amortization), which may lead to future losses if the borrowers ultimately fail to make those payments. At September 30, 2007, cumulative uncollected deferred interest totaled $93.3 million.

In addition, many of these loans were originated under Bank policies that did not require independent verification of the borrower’s income. Although the Bank imposed other requirements, such as lower maximum loan-to-value ratios, designed to reduce the risk associated with these loans, these loans are inherently more risky than comparable loans for which full documentation and verification was required. In response to recent market conditions, the Bank has recently tightened its policies with respect to income verification. However, there can be no assurances that the Bank will not suffer proportionately greater losses on these types of loans already in its portfolio.

These types of ARMs also have been subject to increasing regulatory and legislative scrutiny, which could impact the Bank’s ability to offer these products on terms or under conditions as favorable to it as it has experienced in the past.

For a further discussion of these lending activities, refer to “Business— Lending and Leasing Activities – Single Family Residential Real Estate Lending” elsewhere in this Form 10-K.

The Bank has historically depended on asset securitizations for additional liquidity and for other purposes, and the success of these transactions depends on its ability to correctly predict prepayment rates. In addition, the Bank’s ability to access the securitization markets is dependent upon market conditions, and it cannot predict whether and when market conditions will improve.

In the Bank’s securitization transactions, it typically recognize gain on the sale and a related retained interest in a securitized pool of loans that it sells (sometimes through another entity that it establishes) to a special purpose vehicle, typically a trust, which, in turn, sells securities backed by interests in the pool. The value of the retained interest that the Bank recognizes depends on several assumptions regarding the future performance of the securitized pool. The value of its retained interest may increase or decrease materially if actual prepayment rates differ from its original assumptions or if market interest rates change. As a result, the Bank’s financial condition has been and may continue to be adversely affected by its inability to make accurate assumptions regarding the future performance of a securitized pool.

As a result of recent market conditions, the Bank did not access the securitization markets, and it has had to adjust its operations to reduce its reliance on securitizations. The Bank’s ability to access the asset-backed securitization markets in the future depends on several factors, including:

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

If the Bank is not able to reduce its reliance on asset securitizations and it is not able to access the securitization markets, its financial condition and results of operations could be adversely affected.

The Bank is highly regulated and failure to satisfy constantly evolving requirements, including minimum regulatory capital ratios, could adversely affect its business and operations.

As a federal savings bank, the Bank is subject to extensive and frequently changing legislative, regulatory and accounting requirements. Many of these requirements place restrictions on its operations. In addition, failure to comply with these requirements can subject it to regulatory enforcement actions, including monetary penalties, and can hurt its reputation with its existing and potential customers.

The requirement to meet minimum regulatory capital ratios is particularly important to the Bank’s operations. The Bank’s capital ratios at September 30, 2007 satisfied the regulatory requirements and were sufficient to meet the standards for classification as a “well capitalized” institution, the highest of five categories under the OTS’s “prompt corrective action” regulations. For further information about the Bank’s regulatory capital levels, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition –Capital” elsewhere in this Form10-K.

The Bank’s ability to maintain its regulatory capital at appropriate levels depends on many factors, including general economic conditions, discretion of its regulators and the performance of its loan and lease portfolios. Also, the Bank has historically relied on preferred stock and subordinated debt as significant components of its regulatory capital. Those instruments require significant fixed payments to holders, which increase its expenses and make it more difficult for is to generate additional core capital through retained earnings. In addition, the Bank is a privately held company and as a result it may not be able to access the capital markets as easily and on terms as favorable as if we were a public company.

Failure to meet these capital requirements can subject the Bank to a series of regulatory actions that generally become more severe as its capital levels decline. Those actions can include restricting the Bank’s payment of dividends, limiting its asset growth, restricting its activities, requiring it to raise additional capital, restricting payments on its subordinated debt or, if its “tangible capital” level is reduced below 2%, placing it into conservatorship or receivership.

For further information about the Bank’s regulatory capital requirements, including potential changes to those requirements, refer to “Business – Regulation – Regulatory Capital” elsewhere in this Form 10-K.

Recent reform of the federal deposit insurance system will increase the Bank’s cost of FDIC insurance in future years. For further information about the Bank’s FDIC insurance premiums, refer to “Business – Regulation – Deposit Insurance Premiums” in this report.

The Bank operates in a highly competitive environment, which could adversely impact its ability to attract and retain customers, as well as the pricing of its loans, deposits and other products, causing it to lose market share, deposits and revenues.

The Bank is subject to intense competition from various financial institutions and from non-bank entities that engage in similar activities without being subject to the same regulatory supervision and restrictions. In making loans, the Bank competes with traditional banking institutions as well as consumer finance companies, leasing companies and other non-bank lenders. Loan pricing and credit standards are under competitive pressure as lenders seek to deploy capital and a broader range of borrowers have access to other sources of funding.

Traditional deposit activities are subject to pricing pressures and customer migration as a result of intense competition for consumer investment dollars. The Bank competes for deposits with other commercial banks, savings banks, savings and loan associations, credit unions, insurance companies, and issuers of commercial paper and other securities, including mutual funds.

Many of the Bank’s competitors are substantially larger and have substantially more resources than it.

For further information about the Bank’s competitive environment, please see “Business—Competition” in this report.

A substantial amount of the Bank’s revenue is derived from non-interest income, which can be less predictable than net interest income.

In recent years, non-interest income, which is reflected as “Other Income” on the consolidated statements of operations, has been an important source of the Bank’s revenues. The Bank has earned non-interest income primarily from loan servicing and deposit servicing fees, gains on securitizations or sales of loans and mortgage-backed securities, and automobile rental income. For the fiscal years ended September 30, 2007, 2006 and 2005, the Bank recognized non-interest income of approximately $370.8 million, $392.6 million and $440.2 million, respectively. The Bank’s ability to generate non-interest income depends upon market interest rates, consumer preferences, the demand for mortgage and other loans and leases, conditions in the loan sale market, the level of securitized receivables and other factors, many of which are beyond its control. The amount of this income, therefore, can fluctuate substantially. This can be a particular problem for the Bank because of its relatively high proportion of fixed costs such as the payments required on our preferred stock and subordinated debt. A significant decrease in the Bank’s non-interest income could adversely affect its results of operations and financial condition.

If the Bank’s allowance for losses is not sufficient to absorb losses in its loan and real estate portfolios, it will adversely affect the Bank’s financial condition and results of operations.

Some borrowers may not repay loans that the Bank make to them. The Bank records on its financial statements an allowance for possible losses from its loan and real estate portfolios, which reflects management’s best estimates of losses, both known and inherent, in the portfolios. However, the Bank cannot predict losses with certainty. It is possible that the Bank will suffer losses in excess of its allowance for losses, or that future evaluations of its asset portfolio will require significant increases in the allowance for losses as a result of changes in economic conditions, regulatory examinations or the Bank’s own internal review process. In this event, the Bank’s financial condition and results of operations will be adversely affected.

The Bank’s business is concentrated in the metropolitan Washington, DC area and would be negatively impacted by an economic downturn in the local economy.

The Bank’s principal deposit and lending market is concentrated in the metropolitan Washington, DC area. Accordingly, a disproportionate economic downturn in the local economy would have a greater negative impact on the Bank’s overall financial performance than on the overall financial performance of larger financial institutions whose borrowers and real estate portfolios are more geographically diverse. In addition, a significant percentage of the Bank’s mortgage loans are secured by properties in California, and as a result it is subject to risks relating to the California markets.

Risks Relating to Our Real Estate Business

If we do not receive dividends and tax sharing payments from the Bank over an extended period our business and financial condition could be adversely affected.

To meet our cash needs, we rely, in part, on dividends paid on the common stock of the Bank, of which we own 80%, and payments made by the Bank under the tax sharing agreement. The availability and amount of tax sharing payments and/or dividends in the future depends primarily on:

•	The Bank’s operating performance and income, which may be adversely affected by the risk factors under “Risks Relating to Our Banking Business”;

•	restrictions imposed by the Bank’s regulators, including the fact that the regulators may not permit the Bank to pay dividends if it does not remain “well capitalized”;

•	restrictions on the Bank’s ability to pay dividends imposed by the indentures for its outstanding subordinated debt; and

•	in the case of tax sharing payments, the continued consolidation of the Bank and its subsidiaries with the Real Estate Trust for federal income tax purposes.

If the Bank does not pay sufficient dividends or make sufficient payments under the tax sharing agreement, we may need to raise funds from other sources. In fiscal 2007 and 2006, the Bank paid us $16.0 million and $32.0 million, respectively, in dividends and $4.0 million and $2.0 million, respectively, in tax sharing payments.

The Real Estate Trust has historically experienced losses, before taking into account asset sales, which could adversely affect our business and financial condition.

Historically, we have had operating losses before accounting for gains from the sale of properties and before the consolidation of the Bank into our financial statements. For fiscal 2007 and 2006, the loss from continuing operations was $2.5 million and $2.0 million, respectively. If we continue to operate at a loss and we do not receive dividends and tax sharing payments from the Bank or funds from other sources, our business and financial condition could be adversely affected.

Historically, the fixed expenses of our real estate operations have been greater than our earnings generated by our real estate operations available to pay those expenses, which could adversely affect our business and financial condition.

During the past five fiscal years, we had sufficient funds available to pay our required interest, debt and ground rent expenses. On a consolidated basis, our total available earnings exceeded our fixed charges by $94.5 million, $125.0 million, $172.0 million, $185.3 million and $122.3 million in fiscal years 2007, 2006, 2005, 2004 and 2003, respectively. However, the fixed charges of our real estate operations exceeded the earnings generated by our real estate operations for four of our last five fiscal years. We cannot assure that, in future fiscal years, the revenues generated by our real estate operations will exceed the fixed charges of our real estate operations. As a result, during four of the past five fiscal years the Real Estate Trust depended on other sources of financing, including the receipt of dividends and tax sharing payments from the Bank to pay its fixed charges, including payment of principal and interest on the notes. Excluding the dividend and tax sharing payments from the Bank, the Real Estate Trust’s fixed charges would have exceeded its available earnings by $900,000, $2.3 million, $17.9 million and $8.8 million in fiscal years 2007, 2005, 2004 and 2003, respectively. If the Real Estate Trust is unable to fund any future shortfall between available earnings and required payments with payments from the Bank or from other sources, our business and financial condition could be adversely affected.

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

As of September 30, 2007, we had approximately $579.6 million of mortgage debt outstanding, secured by the majority of our operating properties, $250.0 million of notes secured by our investment in the Bank and $14.0 million in line of credit borrowings secured by our investments in Saul Centers and Saul Holdings.

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

In addition, our line of credit requires us to satisfy financial covenants. The material financial covenant requires us, on a consolidated basis, to:

•	limit the amount of debt so that interest expense coverage is not less than 1.15 to 1 on a trailing four quarter basis;

As of September 30, 2007, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations and our ability to meet our obligations.

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

In recent years the availability of insurance coverage has decreased and the prices for insurance have increased. As a result, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and toxic mold, or, if offered, the expense of obtaining these types of insurance may not be justified. We therefore may cease to have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. If an uninsured loss or a loss in excess of our insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but still remain obligated for any mortgage debt or other financial obligations related to the property. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed. Events such as these could adversely affect our results of operations and our ability to meet our obligations.

The homebuilding industry is significantly affected by changes in general and local economic conditions, real estate markets and weather conditions, which could affect our ability to build homes at prices our customers are willing or able to pay, could reduce profits that may not be recaptured and could result in cancellation of sales contracts.

The Real Estate Trust is currently developing a 107 unit townhome development in the metropolitan Atlanta, Georgia market. As of December 14, 2007, 32 of the 107 units have been sold. Although market conditions in the housing industry were strong in recent years, the market has significantly slowed in 2006 and 2007 in our market, as new contracts have declined and cancellation rates have increased. The homebuilding industry is cyclical, has from time to time experienced significant difficulties and is significantly affected by changes in general and local economic conditions such as:

•	employment levels and job growth;

•	availability of financing for home buyers;

•	interest rates;

•	costs of raw materials and labor;

•	consumer confidence;

•	housing demand; and

•	population growth.

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

As of September 30, 2007, the amount of the tax sharing payments that the Real Estate Trust received from the Bank and that is subject to recapture should the Bank have future tax losses is $7.6 million. In future years, the amount of the tax sharing payments that is subject to recapture will vary based on the actual amounts of taxable income and losses generated by the Real Estate Trust and by the Bank.

In addition, we may, if the Bank’s regulatory capital falls below certain levels, be required to contribute capital to the Bank.

Other Risks

We are controlled by B. Francis Saul II, whose interests may conflict with those of the holders of our secured notes.

B. Francis Saul II, members of his family, and entities controlled by or otherwise affiliated with him, directly or indirectly, own all of the outstanding shares of our common stock. As a result, Mr. Saul exercises significant influence over our affairs, which influence might not be consistent with the interests of some, or a majority, of the holders of our secured notes or the holders of the Bank’s debentures or preferred stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports in the 180 days preceding September 30, 2007 that remain unresolved.

ITEM 2.	PROPERTIES

REAL ESTATE

A list of the investment properties of the Real Estate Trust is set forth under “Item 1. Business—Real Estate—Real Estate Investments.”

The Trust conducts its principal business from its executive offices at 7501 Wisconsin Avenue, Suite 1500, Bethesda, Maryland. The Saul Company leases all office facilities on behalf of the Trust.

BANKING

At September 30, 2007, the Bank conducted its business from its home office at 7926 Jones Branch Drive, McLean, Virginia and its executive offices at 7501 Wisconsin Avenue, Bethesda, Maryland; its operations centers at 6151 and 6200 Chevy Chase Drive, and 14601 Sweitzer Lane, Laurel, Maryland; and 284 full-service offices located in Maryland, Virginia, Delaware and the District of Columbia. On that date, the Bank owned the building and land for 47 of its branch offices and leased its remaining 237 branch offices. Chevy Chase leases the office facilities at 7926 Jones Branch Drive, 6200 Chevy Chase Drive and 14601 Sweitzer Lane. Chevy Chase leases office facilities at 1919 M Street, NW, Washington, DC, which previously housed a subsidiary that relocated to the Bank’s executive offices during 2005. Chevy Chase owns the building and leases the land at 7501 Wisconsin Avenue. In addition, the Bank leases office space in which its subsidiaries are housed. The office facility leases have various terms expiring from fiscal years 2008 to 2033 and the ground leases have terms expiring from fiscal years 2029 to 2081. The Bank owns the building and land for its operations center at 6151 Chevy Chase Drive, Laurel, Maryland. The Bank also leases the office facilities at 7735 Old Georgetown Road, Bethesda, Maryland. See Note 20 to the Consolidated Financial Statements in this report for lease expense and commitments, and Management’s Discussion And Analysis—Of Financial Condition And Results Of Operations—Capital” in this report for a discussion of the regulatory treatment of one of the Bank’s office buildings.

At September 30, 2007, the net book value of the Bank’s office facilities, including leasehold improvements, was $353.7 million, net of accumulated depreciation of $165.6 million. The Bank owns additional assets, including furniture and data processing equipment. At September 30, 2007, these other assets had a book value of $291.8 million, net of accumulated depreciation of $179.1 million. The Bank also has operating leases, primarily for certain data processing equipment and software. Those leases have month-to-month or year-to-year terms. See Note 18 to the Consolidated Financial Statements in this report.

The Bank also owns automobiles which are leased to third parties. The leases are accounted for as operating leases with lease payments recognized as rental income. At September 30, 2007, automobiles subject to lease had a book value $7.0 million, net of accumulated depreciation of $9.9 million. See Note 19 to the Consolidated Financial Statements in this report.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, the Real Estate Trust is involved in litigation, which may include disputes with tenants and certain employment claims, and litigation arising from the continued development and marketing of certain of its real estate properties. In the opinion of management, litigation which is currently pending will not have a material adverse impact on the financial condition or future operations of the Trust.

BANKING

During the normal course of business, the Bank is involved in litigation, which may include litigation arising out of its lending activities, the enforcement or defense of the priority of its security interests, the continued development and marketing of certain of its real estate properties and certain employment claims. Although the amounts claimed in some of these suits in which the Bank is a defendant may be material, the Bank denies liability and, in the opinion of management, litigation which is currently pending will not have a material impact on the financial condition or future operations of the Trust.

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

All of the mandated TIL disclosures (APR, Finance Charges and Payment Amounts) were accurate. However, the TIL document provided to Andrews and certain other borrowers (the number of which is unknown at this time) had optional loan tracking nomenclature which inadvertently had been truncated when printed on the form. (The Bank stopped using the optional language at issue in 2005.) The court found that the inadvertently truncated language rendered the correct TIL disclosures capable of misinterpretation and therefore helped create three separate TIL disclosure violations. The court also found that the Bank failed to clearly disclose that “monthly” payments were required, despite language in the disclosures indicating that payment options must be chosen “each month.”

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

The Bank has appealed the availability of a class-wide rescission remedy to the U.S. Court of Appeals for the Seventh Circuit, which held oral argument on the matter on September 26, 2007. Several major bank trade associations have filed a brief supporting the Bank’s position. The only two federal courts of appeal that have considered the question have ruled unanimously that a class wide rescission remedy is not available. The question has not yet been addressed by the Seventh Circuit.

The District Court has suspended further proceedings in the case pending a ruling on the Bank’s appeal. However, subsequent to that action, the District Court issued an opinion finding that the filing of the class action lawsuit tolled the running of the three-year rescission period under the Truth in Lending Act. The Bank plans to appeal that ruling, as well as the ruling that the Bank’s disclosures violated the Truth in Lending Act, at the proper time.

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

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There currently is no established public trading market for Common Shares. At December 14, 2007, there were seven corporate holders of record of Common Shares. All holders of Common Shares at such date were affiliated with the Trust. The Trust has no common share equivalents. The Trust declared the following common dividends during fiscal 2007. On January 18, 2007, the Trust declared a dividend on its common shares of $0.248 per share, totaling approximately $1.2 million, payable on January 19, 2007, to holders of record on December 29, 2006. On March 8, 2007, the Trust declared a dividend on its common shares of $0.4362 per share, totaling approximately $2.1 million, payable on March 13, 2007, to holders of record on March 9, 2007. On June 28, 2007, the Trust declared a dividend on its common shares of $0.342 per share, totaling approximately $1.6 million, payable on June 29, 2007, to holders of record on June 22, 2007. On September 20, 2007, the Trust declared a dividend on its common shares of $0.342 per share totaling approximately $1.6 million, payable on September 25, 2007, to holders of record on September 20, 2007. The Trust declared the following common dividends during fiscal 2006. On January 19, 2006, the Trust declared a dividend on its common shares of $0.248 per share, totaling approximately $1.2 million, payable on January 20, 2006, to holders of record on December 30, 2005. On March 9, 2006, the Trust declared a dividend on its common shares of $0.4362 per share, totaling approximately $2.1 million, payable on March 17, 2006, to holders of record on March 10, 2006. On June 22, 2006, the Trust declared a dividend on its common shares of $0.342 per share, totaling approximately $1.6 million, payable on June 23, 2006, to holders of record on June 19, 2006. On September 21, 2006, the Trust declared a dividend on its common shares of $0.342 per share, totaling $1.6 million, payable on September 22, 2006, to holders of record on September 18, 2006. See “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data of the Trust herein have been derived from the Consolidated Financial Statements of the Trust. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this report.

SELECTED FINANCIAL DATA

	Year Ended September 30,
(In thousands, except per share amounts and other data)	2007	2006	2005	2004	2003
STATEMENT OF OPERATIONS DATA:

Real Estate:
Revenues	$199,545	$169,637	$139,504	$123,646	$112,628
Operating expenses	216,117	182,134	155,381	156,851	141,602
Equity in earnings of unconsolidated entities, net	12,540	10,051	8,246	7,788	7,248
Impairment loss on investments	—	—	—	—	(998)
Gain on sales of property	1,534	416	263	2,769	9,079

Real estate operating loss	(2,498)	(2,030)	(7,368)	(22,648)	(13,645)

Banking:
Interest income	826,819	737,346	575,133	443,436	454,680
Interest expense	388,291	318,171	207,193	163,022	205,479

Net interest income	438,528	419,175	367,940	280,414	249,201
(Provision) credit for loan losses	(3,383)	9,004	11,569	14,522	(18,422)

Net interest income after (provision) credit for loan losses	435,145	428,179	379,509	294,936	230,779

Other income:
Deposit servicing fees	153,574	144,548	136,279	129,107	122,473
Servicing, securitization and mortgage banking income	145,757	156,438	169,472	213,887	141,029
Automobile rental income	8,309	35,196	81,963	157,034	235,360
Asset management fees	38,927	33,291	18,803	14,857	12,949
Other	24,212	23,103	33,713	22,444	24,901

Total other income	370,779	392,576	440,230	537,329	536,712

Operating expenses	695,120	681,952	630,044	601,050	621,301

Banking operating income	110,804	138,803	189,695	231,215	146,190

Total Company:
Income from continuing operations before income taxes and minority interest	108,306	136,773	182,327	208,567	132,545
Income tax provision	35,435	39,663	59,141	70,480	46,658

Income from continuing operations before minority interest	72,871	97,110	123,186	138,087	85,887
Minority interest held by affiliates	(9,041)	(13,597)	(19,516)	(23,070)	(13,926)
Minority interest — other	(29,213)	(29,141)	(29,071)	(37,195)	(26,160)

Income from continuing operations	34,617	54,372	74,599	77,822	45,801
Discontinued real estate operations, net of income taxes	—	2,590	(1,001)	(1,122)	(811)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	897

Total company net income	$34,617	$56,962	$73,598	$76,700	$45,887

Net income available to common shareholders	$29,199	$51,544	$68,180	$71,282	$40,469

Net income (loss) per common share:
Income from continuing operations	$6.07	$10.18	$14.39	$15.06	$8.38
Discontinued operations	—	0.54	(0.21)	(0.23)	(0.17)
Cumulative effect of change in accounting principle	—	—	—	—	0.19

Net income per common share (Basic and Diluted)	$6.07	$10.72	$14.18	$14.83	$8.40

Continued on following page.

SELECTED FINANCIAL DATA

(Continued)

	Year Ended September 30,
(In thousands, except per share amounts and other data)	2007	2006	2005	2004	2003
BALANCE SHEET DATA:

Assets:
Real estate assets	$751,886	$662,812	$465,830	$458,169	$429,285
Income-producing properties, net (1)	417,853	373,093	270,828	273,360	275,005
Land parcels	43,354	44,582	48,029	41,654	42,425
Construction in progress	83,756	34,946	—	—	—
Banking assets	15,089,063	14,141,121	14,244,961	13,270,847	11,779,440
Total company assets	15,840,949	14,803,933	14,710,791	13,729,016	12,208,725

Liabilities:
Real estate liabilities	923,172	832,379	660,219	676,301	652,856
Mortgage notes payable (1)	579,639	488,339	294,328	311,316	322,437
Notes payable—secured	250,000	250,000	250,000	250,000	203,800
Notes payable—unsecured	—	21,398	57,760	56,428	55,349
Revolving credit facilities	14,000	—	—	—	—
Banking liabilities	14,101,524	13,192,459	13,324,284	12,400,167	11,039,425
Minority interest held by affiliates	138,305	130,529	124,932	114,933	98,062
Minority interest—other	296,013	296,013	296,013	296,013	249,698
Total company liabilities	15,459,014	14,451,380	14,405,448	13,487,414	12,040,041

Shareholders’ equity	381,935	352,553	305,343	241,602	168,684

OTHER DATA (1):

Hotels:
Number of hotels	18	17	17	18	18
Number of guest rooms	3,267	3,110	3,383	3,573	3,574
Average occupancy	71%	70%	68%	66%	61%
Average room rate	$136.54	$128.88	$106.81	$91.67	$85.93
Office properties:
Number of properties	15	14	14	13	13
Leasable area (square feet)	2,168,056	1,990,147	1,990,147	1,978,016	1,978,016
Leasing percentages	86%	92%	91%	89%	85%
Land parcels:
Number of parcels	10	11	12	10	10
Total acreage	370	439	452	381	381

(1)	Includes real estate held for sale for fiscal 2005 and earlier.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Income Recognition: The Real Estate Trust derives room and other revenues from the operations of its hotel portfolio. Hotel revenue is recognized as earned. The Real Estate Trust derives rental income under noncancelable long-term leases from tenants at its commercial properties. Commercial property rental income is recognized on a straight-line basis. When rental payments due under leases vary from a straight-line basis because of free rent periods or scheduled rent increases, income is recognized on a straight-line basis throughout the initial term of the lease. Expense recoveries represent a portion of property operating expenses billed to tenants, including common area maintenance, real estate taxes and other recoverable costs. Expense recoveries are recognized in the period when the expenses are incurred. For townhome sales, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), revenue is recognized and costs of sales are recorded when each townhome sale is closed and title is conveyed to the buyer, adequate cash payment is received and there is no continued involvement by the Real Estate Trust.

BANKING

General: The Bank’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires the Bank to make certain estimates and assumptions that affect its reported results. See Note 3 to the Consolidated Financial Statements in this report. The Bank has identified four particular policies that, due to estimates and assumptions inherent in those policies, involve a relatively high degree of judgment and complexity.

Allowance for Losses: The Bank maintains allowances for possible losses on its loans at levels it believes to be adequate to absorb inherent losses in the loan portfolio at the balance sheet date. Management reviews the adequacy of the allowance for losses using a variety of measures and tools appropriate for the asset type, including historical loss performance, delinquent status, current economic conditions, internal risk ratings, current underwriting policies and practices and market values for similar assets.

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

Interest-Only Strips Receivable and Certificates: The Bank sells loans and retains an interest-only strip receivable or receives an interest-only certificate related to the sold loans. The interest-only assets are initially recorded by allocating the previous carrying value of the assets involved in the transactions between the assets sold and the interests retained, including the interest-only strips receivable. Subsequently, the interest-only assets are carried at their estimated fair values, with changes in fair value reflected in income. Fair value of these interest-only assets is based on discounted expected future cash flows, which are determined using various assumptions, the most significant of which are discount rates and prepayment speeds. The Bank also engages independent firms with expertise in this area to evaluate these assets and determine a range of fair values. If actual prepayment or default rates significantly exceed the estimates, the actual amount of future cash flow could be less than the expected amount and the value of the interest-only assets, as well as the Bank’s earnings, could decline. The Bank did not have any credit enhancing interest-only strips receivables at September 30, 2007 or 2006.

Mortgage Servicing Rights (“MSR”): The Bank sells mortgage loans and retains the right to service those loans. Also, the Bank has purchased the right to service mortgage loans originated by third parties. Effective with the adoption of SFAS 156, on October 1, 2006, the Bank’s MSRs are carried at fair value. Fair value of MSR is based on discounted expected future income, net of related expenses, to be generated by servicing the underlying loans. When determining fair value, the Bank uses several assumptions, the most significant of which are the estimated rate of repayment of the underlying loans and a discount rate. The Bank also engages independent firms with expertise in this area to evaluate these assets and determine a range of fair values. If actual repayment rates significantly exceed the estimates, the actual amount of future cash flow could be less than the expected amount and the value of the MSR, as well as the Bank’s earnings, could decline.

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

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at September 30, 2007, consisted primarily of hotels, office and industrial projects, and land parcels. At September 30, 2007, the Real Estate Trust’s hotel portfolio, which includes the 158 room hotel in Northern Virginia which was placed into service upon completion of construction on January 8, 2007, is comprised of 18 properties containing 3,267 available rooms. The office and industrial property portfolio consisted of 15 properties with a total gross leasable area of 2,168,000 square feet. . On March 29, 2007 the Real Estate Trust completed the purchase, from the Bank, of an approximately 178,000 square foot office building located in Bethesda, Maryland. The square footage of the building is included in the Real Estate Trust’s gross leasable area. See “Item 1. Business — Real Estate — Real Estate Investments.”

The hotel portfolio, excluding the property acquired in March 2006 and the newly constructed property placed in service in January 2007, (“Same hotel properties”) experienced an average occupancy of 71.2% and an average room rate of $121.90 during fiscal 2007, compared to an average occupancy of 70.6% and an average room rate of $122.92 during the prior fiscal year. REVPAR (revenue per available room) for the same hotel properties was $86.83 for fiscal 2007, flat compared to REVPAR for fiscal 2006 of $86.82.

In fiscal 2007, the Real Estate Trust’s hotel portfolio experienced a slight increase in occupancy which was offset by a slight decrease in average room rates resulting in relatively flat REVPAR for the period when compared to fiscal 2006.

The Real Estate Trust’s office and industrial property portfolio, excluding the property purchased on March 29, 2007, which is 100% leased (“Same office properties”) was 85.0% leased at September 30, 2007, compared to a leasing rate of 92.0% at September 30, 2006. The majority of the decrease in occupancy was caused by the March 31, 2007 lease expiration of a 100,207 square foot tenant that was the sole occupant of one of the Real Estate Trust’s industrial buildings located in Northern Virginia. Rental revenue was received from this tenant through the end of their lease term. The Real Estate Trust signed a lease for 100% of this space with a single tenant in October 2007 with rent commencing later in fiscal 2008. At September 30, 2007, of the total gross leasable area of 2,168,000 square feet, 260,767 square feet (12.0%) and 316,461 square feet (14.6%) were subject to leases expiring in fiscal 2008 and fiscal 2009, respectively. Expiring leases, by property, are detailed in Part I, Item I of this Form 10-K. The Real Estate Trust is actively marketing all expiring space, both through possible renewals or new tenants.

BANKING

General. The Bank’s assets increased by $947.9 million to $15.1 billion during fiscal year 2007. The Bank recorded operating income of $110.8 million during fiscal year 2007, compared to operating income of $138.8 million during fiscal year 2006. The decrease in operating income was primarily attributable to increases in salaries and employee benefits expense, a decrease in servicing, securitization and mortgage banking income, an increase in provision for loan losses, and decreased automobile rental income as a result of the Bank’s prior decision to exit that business. Partially offsetting these items were increases in net interest income and a decrease in depreciation and amortization. See “Results of Operations.”

During fiscal year 2007, the Bank securitized and sold $1.9 billion of loans and recognized gains of $48.6 million. During fiscal year 2006, the Bank securitized and sold $4.2 billion of loans and recognized gains of $112.6 million. Recent developments in the broader credit markets and, more specifically, in the mortgage markets have resulted in reduced investor demand and less favorable terms for securitizations and sales of residential mortgage loans. As a result, the Bank did not securitize and sell any loans during the quarter ended September 30, 2007.

At September 30, 2007, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.97%, 5.97%, 8.85% and 10.85%, respectively. The Bank’s capital ratios exceeded regulatory requirements as well as the standards established for well-capitalized institutions under OTS prompt corrective action regulations. See “Capital.”

During fiscal year 2007, the Bank declared and paid, out of the retained earnings of the Bank, cash dividends on its Common Stock in the aggregate amount of $2,000 per share.

The Bank’s assets are subject to review and classification by the OTS upon examination. The OTS concluded its most recent safety and soundness examination of the Bank in October 2007.

Asset Quality. Non-Performing Assets. The Bank’s overall level of non-performing assets increased during fiscal year 2007 due primarily to increased levels of non-accrual residential mortgage loans and higher levels of REO due to increased foreclosures of residential mortgage properties and development expenditures on one project. The following table sets forth information concerning the Bank’s non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	September 30,
	2007	2006	2005	2004	2003
Non-performing assets:
Non-accrual loans:
Residential mortgage	$76,675	$27,352	$20,874	$8,993	$6,567
Home equity	5,559	1,858	1,443	1,767	1,480
Other real estate	3,972	1,481	—	—	1,004

Total non-accrual real estate loans	86,206	30,691	22,317	10,760	9,051
Commercial	571	13	30	242	249
Subprime automobile	—	14	375	1,164	4,372
Prime automobile	211	505	768	1,069	1,484
Other consumer	126	202	216	472	444

Total non-accrual loans (1)	87,114	31,425	23,706	13,707	15,600
Real estate acquired in settlement of loans, net	48,443	32,310	20,265	20,357	21,820

Total non-performing assets	$135,557	$63,735	$43,971	$34,064	$37,420

Troubled debt restructurings	$—	$—	$—	$—	$—

Allowance for losses on loans	$29,000	$25,000	$28,640	$37,750	$58,397
Allowance for losses on real estate held for investment	—	—	—	202	202

Total allowances for losses	$29,000	$25,000	$28,640	$37,952	$58,599

Interest income recorded on:
Non-accrual assets	$2,690	$1,488	$449	$180	$39

Restructured loans	$—	$—	$—	$—	$—

Interest income that would have been recorded had non performing and restructured loans been current in accordance with their original terms:
Non-accrual assets	$4,578	$1,801	$1,034	$1,206	$2,098

Restructured loans	$—	$—	$—	$—	$—

Ratios:
Non-performing assets to total assets	0.90%	0.45%	0.31%	0.26%	0.32%
Allowance for losses on real estate loans to non-accrual real estate loans (1)	19.28%	36.33%	47.48%	91.02%	75.65%
Allowance for losses on loans to non-accrual loans (1)	33.29%	79.55%	120.81%	275.41%	374.34%
Allowance for losses on loans to total loans receivable (2)	0.24%	0.24%	0.26%	0.36%	0.65%

(1)	Before deduction of allowances for losses.
(2)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets include non-accrual loans and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

Non-performing assets totaled $135.6 million at September 30, 2007, compared to $63.7 million, at September 30, 2006. The Bank maintained valuation allowances of $29.0 million and $25.0 million on its loan portfolio at September 30, 2007 and 2006, respectively. The $71.8 million increase in non-performing assets reflected a net increase in non-accrual loans of $55.7 million coupled with an increase in REO of $16.1 million.

Non-accrual Loans. The Bank’s non-accrual loans totaled $87.1 million at September 30, 2007, an increase from $31.4 million at September 30, 2006. At September 30, 2007, non-accrual loans consisted of $86.2 million of non-accrual real estate loans and $0.9 million of non-accrual prime automobile, commercial and other consumer loans compared to non-accrual real estate loans of $30.7 million and non-accrual prime automobile, subprime automobile, commercial and other consumer loans of $0.7 million at September 30, 2006.

Non-performing assets and delinquencies (discussed below) related to residential mortgage and home equity loans have increased due to continued softening in the housing market. Non-performing assets and delinquencies may increase in future periods as interest rates and required payments adjust on payment-option and interest-only loans in the Bank’s portfolio. In addition, stricter underwriting standards and weakening property values have made refinancing more difficult.

REO. At September 30, 2007, the Bank’s REO totaled $48.4 million compared to $32.3 million at September 30, 2006. The increase in REO during the year is a result of increasing foreclosures and development expenditures in one large property designed to facilitate its eventual sale. Lower volumes of sales transactions, longer marketing periods, growing inventories of unsold homes and increased foreclosure rates continue to exert downward pressure on home prices in many parts of the country. In addition, stricter underwriting guidelines for loan products has made refinancing more difficult for many borrowers.

The Bank continues to monitor closely its major non-performing and potential problem assets in light of current and anticipated market conditions. The Bank’s asset workout group focuses its efforts on resolving these problem assets as expeditiously as possible.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. Potential problem assets totaled $4.1 million and $4.0 million, at September 30, 2007 and 2006, respectively.

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

Delinquent Loans. At September 30, 2007, delinquent loans totaled $90.3 million, or 0.8% of loans, compared to $42.9 million, or 0.4% of loans, at September 30, 2006. The following table sets forth information regarding the Bank’s delinquent loans at September 30, 2007.

	Principal Balance (Dollars in thousands) Loans Delinquent for
	30-59 days	60-89 days	Total
Residential Mortgage	$52,927	$17,682	$70,609
Home Equity	1,624	3,028	4,652
Other Real Estate	9,863	1,584	11,447
Commercial	325	—	325
Consumer	2,444	846	3,290

Total	$67,183	$23,140	$90,323

Total as a Percentage of Loans (1)	0.6%	0.2%	0.8%

(1)	Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Total residential mortgage loans delinquent 30-89 days increased to $70.6 million at September 30, 2007 from $23.8 million at September 30, 2006, primarily due to deterioration in the United States housing market conditions as discussed above.

Total delinquent consumer loans decreased to $3.3 million at September 30, 2007, from $5.1 million at September 30, 2006, primarily as a result of the Bank’s prior decision to discontinue origination of indirect consumer loans.

Troubled Debt Restructurings. A troubled debt restructuring occurs when the Bank agrees to modify significant terms of a loan in favor of a borrower experiencing financial difficulties. The Bank had no troubled debt restructurings at September 30, 2007 and 2006.

Deferred Interest. Most of the Bank’s payment option residential mortgage loans have a payment option that could result in interest being added to the principal of the loan, or “negative amortization.” See “BUSINESS—Lending and Leasing Activities—Single-Family Residential Real Estate Lending (Excluding Home Equity Lending)” in this report. During fiscal year 2007, the Bank recognized $93.4 of interest income when borrowers made payments less than the amount of interest accrued, some of which was subsequently paid. As of September 30, 2007 and 2006, cumulative net deferred interest, which is included in loans receivable, totaled $93.3 million and $32.8 million, respectively.

The following table summarizes deferred interest activity:

Year Ended September 30, 2007
(Dollars in thousands)
Balance at beginning of year	$32,797
Additions	93,405
Sales	(11,528)
Repayments	(2,054)
Payoffs	(19,300)

Balance at end of year	$93,320

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans and the allowance for losses on real estate held for investment or sale. These tables reflect charge-offs taken against assets during the years indicated and may include charge-offs taken against assets, which the Bank disposed of during such years.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Year Ended September 30,
	2007	2006	2005	2004	2003
Balance at beginning of year	$25,000	$28,640	$37,750	$58,397	$66,079

Provision (credit) for loan losses	3,383	(9,004)	(11,569)	(14,522)	18,422

Charge-offs:
Residential mortgage	(3,194)	(880)	(752)	(279)	(273)
Home equity	(1,990)	(365)	(818)	(786)	(759)
Commercial	—	(26)	(720)	—	(382)
Automobile	(920)	(3,834)	(9,934)	(22,292)	(39,296)
Other consumer	(1,483)	(1,444)	(2,298)	(3,201)	(4,247)

Total charge-offs	(7,587)	(6,549)	(14,522)	(26,558)	(44,957)

Recoveries:
Home equity	135	260	321	340	248
Commercial	564	192	317	—	14
Automobile	6,129	9,421	13,778	18,374	17,251
Other consumer	1,376	2,040	2,565	1,719	1,340

Total recoveries	8,204	11,913	16,981	20,433	18,853

Net (charge-offs) recoveries	617	5,364	2,459	(6,125)	(26,104)

Balance at end of year	$29,000	$25,000	$28,640	$37,750	$58,397

Provision (credit) for loan losses to average loans (1)	0.03%	(0.08)%	(0.10)%	(0.14)%	0.22%

Net loan charge-offs (recoveries) to average loans (1)	(0.01)%	(0.05)%	(0.02)%	0.06%	0.31%

Ending allowance for losses on loans to total loans (1) (2)	0.24%	0.24%	0.26%	0.36%	0.65%

(1)	Includes loans held for securitization and/or sale.
(2)	Before deduction of allowance for losses.

During the year ended September 30, 2007, the Bank foreclosed on 41 residential mortgage properties and 20 home equity properties and charged-off $3.2 million and $2.0 million of mortgage loans and home equity loans, respectively. During fiscal year 2006, the Bank foreclosed on 17 residential mortgage properties and three home equity properties and charged-off $0.9 million and $0.4 million of mortgage loans and home equity loans, respectively.

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	September 30,
	2007		2006		2005		2004		2003
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of year allocated to:
Residential mortgage	$11,000	70.1%	$5,085	67.7%	$5,100	68.9%	$4,275	68.6%	$2,161	64.7%
Home equity	3,400	13.5	3,095	16.1	3,570	16.4	3,350	16.5	2,426	15.0
Other real estate	2,223	6.9	2,969	5.8	1,925	3.3	2,169	2.5	2,260	2.8
Commercial	2,827	8.0	6,371	9.4	6,775	9.5	7,361	8.8	14,400	10.0
Automobile	950	1.1	2,470	0.6	3,610	1.4	10,320	2.9	23,013	6.6
Other consumer	1,500	0.4	1,225	0.4	2,005	0.5	3,415	0.7	3,069	0.9
Unallocated	7,100	—	3,785	—	5,655	—	6,860	—	11,068	—

Total	$29,000		$25,000		$28,640		$37,750		$58,397

The Bank’s total allowances for losses on loans increased to $29.0 million at September 30, 2007, from $25.0 million at September 30, 2006. Management reviews the delinquent status of loans, current economic conditions, internal risk ratings of loans and current underwriting policies and procedures. Using this analysis, management computes its estimate of the allowance for losses on loans.

The allowance for losses on loans secured by real estate totaled $16.6 million at September 30, 2007, a $5.5 million increase from the September 30, 2006 level of $11.1 million. The allowance represented 19.3% and 36.3% of the amount of non-performing real estate loans at September 30, 2007 and 2006, respectively. Management performed an analysis of the underlying collateral values for all loans that were greater than two payments delinquent at September 30, 2007. As a result, management increased the allowance for losses on mortgage loans to $11.0 million at September 30, 2007 from $5.1 million at September 30, 2006.

The allowance for losses on commercial loans decreased to $2.8 million at September 30, 2007, from $6.4 million at September 30, 2006. The reduction reflects the low level of losses historically experienced on this portfolio.

The allowance for losses on other consumer loans, including automobile, home improvement, overdraft lines of credit and other consumer loans, decreased to $2.5 million at September 30, 2007 from $3.7 million at September 30, 2006. The decrease in the allowance for prime automobile loans was a result of the Bank’s prior decision to discontinue origination of indirect automobile loans.

The unallocated allowance for losses increased to $7.1 million at September 30, 2007 from $3.8 million at September 30, 2006, reflecting the current uncertainty in the mortgage markets. The unallocated allowance is based upon management’s evaluation and judgment of various conditions that are not directly measured in the determination of the allocated and specific allowances. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting key lending areas of the Bank, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, natural disasters, regulatory examination results and findings of the Bank’s internal credit evaluations. At September 30, 2007 and 2006, most of the unallocated allowance related to risks inherent in the mortgage loan portfolio, including, for example, geographic concentration and negative amortization features.

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

The Bank’s assets and liabilities are inherently sensitive to changes in interest rates. These movements can result in variations to the overall level of income and market value of equity. Based on the characteristic of a specific asset or liability (including maturity, repricing frequency and interest rate caps), a change in interest rates can significantly affect the contribution to net income by, and market value of, the instrument. If, in the aggregate, the Bank’s assets mature or reprice more quickly or to a greater extent than its liabilities, the Bank is termed “asset sensitive” and will tend to experience an increase in interest income and market value during periods of rising interest rates and declining interest income and market value during periods of falling interest rates. Conversely, if the Bank’s liabilities mature or reprice more quickly or to a greater extent than its assets, the Bank is considered to be “liability sensitive” and will tend to experience a decrease in interest income and market value during periods of rising interest rates and increased interest income and market value during periods of falling interest rates.

The Bank pursues an asset-liability management strategy designed both to control risk from changes in market interest rates and to maximize interest income in its investment and loan portfolios. To achieve this strategy, the Bank emphasizes the origination and retention of a mix of both adjustable-rate and fixed-rate loan products.

Throughout fiscal year 2007, the Bank continued to originate and hold in its portfolio adjustable-rate loan products at a greater volume than those with fixed interest rates. At September 30, 2007, adjustable-rate loans accounted for 80.3% of total loans, compared to 81.5% at September 30, 2006.

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

The following table presents the Bank’s interest rate sensitivity gap at September 30, 2007. Balances of interest-earning assets and interest-bearing liabilities are shown in the earlier of the period where contractual payments are due, interest rates adjust or prepayment is anticipated to occur. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for all of the Bank’s loans based on management’s estimates. The Bank’s deposits with no stated maturity, including savings and transaction accounts, have interest rates that may reprice at any time. However, market experience has proven that these deposits adjust to market prices over a much longer period of time. The Bank considers these deposits to be relatively insensitive to interest rate changes. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
As of September 30, 2007
Real estate loans:
Adjustable-rate	$5,567,871	$683,231	$1,777,328	$650,862	$173	8,679,465
Fixed-rate	25,485	31,640	37,543	45,046	4,200	143,914
Home equity credit lines and second mortgages	1,204,071	144,395	154,334	116,706	115,339	1,734,845
Commercial	702,500	21,228	87,585	62,701	60,844	934,858
Consumer and other	57,934	33,414	55,051	23,135	4,174	173,708
Loans held for securitization and/or sale	202,268	—	—	—	—	202,268
Mortgage-backed securities	340,698	137,164	484,227	89,378	1,966	1,053,433
Other investments	138,248	—	210,363	—	—	348,611

Total interest-earning assets	8,239,075	1,051,072	2,806,431	987,828	186,696	13,271,102
Total non-interest earning assets	—	—	—	—	1,817,961	1,817,961

Total assets	$8,239,075	$1,051,072	$2,806,431	$987,828	$2,004,657	$15,089,063

Deposits:
Fixed maturity deposits	$3,128,068	$663,922	$332,761	$17,255	$—	$4,142,006
Checking and savings accounts	—	73,418	146,835	146,835	3,002,160	3,369,248
Money market deposit accounts	2,166,489	—	—	—	—	2,166,489
Borrowings:
Capital notes—subordinated	—	—	—	—	175,000	175,000
Other	2,264,644	107,536	109,665	14,571	74,756	2,571,172

Total interest-bearing liabilities	7,559,201	844,876	589,261	178,661	3,251,916	12,423,915
Total non-interest bearing liabilities	—	—	—	—	1,677,609	1,677,609
Minority interest	—	—	—	—	175,391	175,391
Stockholders’ equity	—	—	—	—	812,148	812,148

Total liabilities & stockholders’ equity	$7,559,201	$844,876	$589,261	$178,661	$5,917,064	$15,089,063

Gap	$679,874	$206,196	$2,217,170	$809,167	$(3,065,220)
Cumulative gap	$679,874	$886,070	$3,103,240	$3,912,407	$847,187
Cumulative gap as a percentage of total assets	4.5%	5.9%	20.5%	25.9%	5.6%

The Bank’s one-year gap, as a percentage of total assets, was 5.9% at September 30, 2007, compared to 2.0% at September 30, 2006.

In addition to gap measurements, the Bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin. The Bank established limits on the sensitivity of its net interest income and net portfolio value (“NPV”) to parallel changes in interest rates. Parallel changes in interest rates are defined as instantaneous and sustained movements of interest rates in 100 basis point increments. The Bank calculates its ratio of NPV to the present value of total assets (“NPV Ratio”) for each interest rate shock scenario. The following table shows the estimated impact of parallel shifts in interest rates at September 30, 2007.

(Dollars in thousands)
(Basis Points) Change in Interest Rates	Changes in Net Interest Income (1)		Change in Net Portfolio Value (2)		NPV Ratio
	Percent	Amount	Percent	Amount
+200	2.4%	$11,905	(16.2)%	$(259,575)	8.7%
+100	1.7%	8,670	(6.3)%	(100,384)	9.6%
-100	(1.3)%	(6,237)	9.0%	144,039	11.0%
-200	(0.1)%	$(338)	11.9%	190,048	11.2%

(1)	Represents the difference between net interest income for 12 months in a stable interest rate environment and the various interest rate scenarios.
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

Deferred Taxes. At September 30, 2007, the Bank recorded a net deferred tax liability of $6.9 million, which generally represents the cumulative excess of the Bank’s income tax expense for financial reporting purposes over its actual income tax liability. See Note 35 to the Consolidated Financial Statements in this report.

Capital. At September 30, 2007, the Bank was in compliance with all of its regulatory capital requirements, and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at September 30, 2007, in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$829,729
Minority interest in REIT Subsidiary (1)	144,000

	973,729

Adjustments for tangible and core capital:
Intangible assets	(63,762)
Non-includable subsidiaries	(2,965)
Non-qualifying purchased/originated loan servicing rights	(9,411)

Total tangible capital	897,591	5.97%	$225,487	1.50%	$672,104	4.47%

Total core capital (2)	897,591	5.97%	$601,298	4.00%	$296,293	1.97%

Tier 1 risk-based capital (2)	897,591	8.85%	$404,178	4.00%	$493,413	4.85%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	29,000

Total supplementary capital	204,000

Total available capital	1,101,591
Equity investments (3)	(2,456)

Total risk-based capital (2)	$1,099,135	10.85%	$808,357	8.00%	$290,778	2.85%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
(2)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.
(3)	Includes one property classified as real estate held for sale which is treated as an equity investment for regulatory capital purposes.

Under the OTS prompt corrective action regulations, an institution is categorized as well capitalized if it has a leverage, or core, capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At September 30, 2007, the Bank’s leverage, tier 1 risk-based and total risk-based capital ratios were 5.97%, 8.85% and 10.85%, respectively, which exceeded the ratios established for well-capitalized institutions. The OTS may reclassify an institution from one category to the next lower category, for example from well capitalized to adequately capitalized, if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity. The Bank has not received notice from the OTS of any potential downgrade.

OTS capital regulations provide a five-year holding period, or such longer period as may be approved by the OTS, for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property, whether through bulk sales or otherwise, prior to the end of its applicable five-year holding period and is unable to obtain an extension of the five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In August 2007, the Bank received from the OTS an extension of the holding periods for certain of its REO properties through August 13, 2008. The following table sets forth the Bank’s REO at September 30, 2007, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,456	(1)
1991	7,618	(2)
1995	23,577	(2)
2007	14,792

Total REO	$48,443

(1)	The Bank treats this property as an equity investment for regulatory capital purposes.
(2)	The Bank received an extension of the holding periods for these properties through August 13, 2008.

Failure to obtain further REO extensions could adversely affect the Bank’s regulatory capital ratios. The Bank’s ability to maintain or increase its capital levels in future periods also will be subject to general economic conditions, particularly in the Bank’s local markets. Adverse general economic conditions or a prolonged or sharper downturn in local real estate markets could require further additions to the Bank’s allowances for losses and further charge-offs. Any of those developments would adversely affect the Bank’s earnings and thus its regulatory capital levels.

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

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

The Real Estate Trust’s cash flows from operating activities have been historically insufficient to meet all of its cash flow requirements. The Real Estate Trust’s internal source of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its indebtedness, and the payment of capital improvement costs. In the past, the Real Estate Trust funded such shortfalls through a combination of external funding sources, primarily new financings, the sale of unsecured notes, refinancing of maturing mortgage debt, proceeds from asset sales, and dividends and tax sharing payments from the Bank. The Real Estate Trust receives quarterly distributions from its investment in Saul Holdings and dividends from its investment in Saul Centers. These amounts totaled $16.2 million in fiscal 2007. Historically these amounts have been reinvested in the paying entities and the Real Estate Trust has received additional partnership units and common shares in lieu of cash. The Real Estate Trust has the ability, at its own option, to receive these distributions and dividends in cash. The availability and amount of distributions and dividends in future periods is dependent upon, among other things, Saul Holdings’ and Saul Centers’ operating performance and income. Although cash flows from operating activities have improved during the two most recent fiscal years, for the foreseeable future, the Real Estate Trust’s ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources other than the sale of unsecured notes. Dividends received from the Bank are a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the Bank’s operating performance and income, and regulatory restrictions on such payments. See also the discussion of potential limitations on the payment of dividends by the Bank contained in “Item 1. Business—Banking—Dividends and Other Capital Distributions.”

The Real Estate Trust believes that the long term financial condition and operating results of the Bank should allow the Real Estate Trust to receive dividend payments from the Bank. During the fiscal year ended September 30, 2007, the Bank made dividend payments totaling $16.0 million and net tax sharing payments totaling $4.0 million to the Real Estate Trust. Dividend and tax sharing payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

Although operations have shown significant improvement in fiscal 2007 and 2006, in recent years the operations of the Real Estate Trust have generated net operating losses while the Bank has reported net income. The Trust’s consolidation of the Bank’s operations into the Trust’s federal income tax return has resulted in the use of the Real Estate Trust’s net operating losses to reduce the federal income taxes the Bank would otherwise have owed. If in any future year, the Bank has taxable losses or unused credits, the Trust would be obligated to reimburse the Bank for the greater of (1) the tax benefit to the group using such tax losses or unused tax credits in the group’s consolidated federal income tax returns or (2) the amount of the refund which the Bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group.

During fiscal 2007, the Real Estate Trust purchased, through dividend reinvestment and direct purchase, approximately 628,000 shares of common stock of Saul Centers, and as of September 30, 2007, owned approximately 5,348,000 shares representing 30.2% of such company’s outstanding common stock. As of September 30, 2007, the market value of these shares was approximately $275.4 million. Substantially all of these shares have been pledged as collateral with the Real Estate Trust’s revolving credit lenders.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings, the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings provides for quarterly cash distributions to the partners out of net cash flow. See “Item 1. Business — Real Estate — Investment in Saul Holdings Limited Partnership and Saul Centers, Inc.” In fiscal 2007, the Real Estate Trust received total cash distributions of $7.5 million from Saul Holdings. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings has been pledged as collateral with the Real Estate Trust’s two revolving credit lenders.

The Real Estate Trust repaid the remaining $21.4 million of outstanding unsecured notes during the first quarter of fiscal 2007.

Effective July 2, 2007, the Real Estate Trust amended and restated its $60.0 million secured revolving credit line with an unrelated bank, expanding the facility to $75.0 million and extending the maturity date two years to January 31, 2010, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread, effective June 29, 2007, at 150 basis points over the index. At September 30, 2007, the Real Estate Trust had $6.0 million in outstanding borrowings and unrestricted availability of $69.0 million.

Effective June 14, 2007, the Real Estate Trust amended and restated its additional $60.0 million revolving credit line with an unrelated bank, expanding the facility to $75.0 million and extending the maturity date two years to June 30, 2010, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread, effective June 14, 2007, at 150 basis points over the index. At September 30, 2007, the Real Estate Trust had $8.0 million in outstanding borrowings and unrestricted availability of $61.5 million. The Real Estate Trust was issued a $6.0 million letter of credit, which was reduced to $5.5 million during fiscal 2007, for the benefit of a mortgage lender as part of one of the mortgage financings completed during fiscal 2006. The letter of credit will continue to be reduced annually based on the amount of capital expended at the subject property. The letter of credit reduces the availability under the revolving credit facility.

The maturity schedule for the Real Estate Trust’s outstanding debt, including mortgage notes payable for real estate held for sale, at September 30, 2007 for fiscal years commencing October 1, 2007 is set forth in the following table:

Debt Maturity Schedule

Fiscal Year	Mortgage Notes	Notes Payable— Secured	Total
(In thousands)
2008	$7,531	$—	$7,531
2009	17,667	—	17,667
2010	13,108	14,000	27,108
2011	23,790	—	23,790
2012	31,415	—	31,415
Thereafter (1)	486,128	250,000	736,128

Total	$579,639	$264,000	$843,639

Of the $579.6 million of mortgage notes outstanding at September 30, 2007, $539.2 million are non-recourse to the Real Estate Trust.

(1)	Includes 100%, $26.7 million, of the Tysons Park Place II construction/permanent loan balance drawn to date.

On June 21, 2007, the Real Estate Trust placed a $37.0 million mortgage note on the office building located in Bethesda, Maryland which was purchased on March 29, 2007. The proceeds from the financing were used to pay down the Real Estate Trust’s revolving credit facilities.

On May 25, 2007, the Real Estate Trust closed on a $105.0 million construction/permanent loan for its Tysons Park Place II development. The loan will be used to fund the majority of the construction costs for the Tysons Park Place II development. The Real Estate Trust received loan draws of $26.7 million during fiscal 2007, which amounted to the balance outstanding under this loan at September 30, 2007.

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

On March 29, 2007, the Real Estate Trust closed on a $21.2 million construction loan which will be used to finance the construction of the Hampton Inn Dulles located in Loudoun County, Virginia. The loan balance as of September 30, 2007 is $13.7 million, all of which was drawn during fiscal 2007.

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

Real Estate Acquisition, Disposition, Development and Capital Expenditures

On June 22, 2007 the Real Estate Trust was notified that its appeal regarding additional proceeds from a February 2006 condemnation of a 3.71 acre parcel had been approved by the Loudoun County Circuit Court. Additional proceeds of $325,000 were received on July 10, 2007 and the remainder of the gain was recorded in fiscal 2007. The initial gain of $416,000, on proceeds of $708,000, was recorded in fiscal 2006.

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

The Real Estate Trust owns various land parcels with approximately 450 acres of available land. These parcels offer potential development opportunities for the Real Estate Trust. On January 8, 2007 the construction of the 158 room SpringHill Suites Hotel in Northern Virginia was completed and the hotel commenced operation. During fiscal 2006 the Real Estate Trust commenced the ground-up development of a second hotel property, a 170 room Hampton Inn Hotel, on a land parcel owned in Northern Virginia which opened on October 18, 2007. The Real Estate Trust also commenced the development of for-sale residential townhomes and the related infrastructure on land parcels owned in Atlanta, Georgia. The first sales of townhome units closed during the second quarter of fiscal 2007. The Trust is exploring other development scenarios on several other land parcels.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $20.0 to $29.0 million per year for the next several years.

Liquidity Requirements – Real Estate Trust

The table below specifies the total contractual payment obligations as of September 30, 2007.

(In thousands)	Total Cost	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations

Mortgage Notes Payable	$579,639	$7,531	$30,775	$55,205	$486,128
Notes Payable – Secured	264,000	—	14,000	—	250,000
Ground Leases	52,048	296	622	666	50,464
Development Obligations	41,554	41,554	—	—	—
Advisory Fee	1,830	1,830	—	—	—
Capital Leases	366	226	140	—	—
Other Obligations	115	115	—	—	—

Total Contractual Cash Obligations	$939,552	$51,552	$45,537	$55,871	$786,592

As of September 30, 2007, the Real Estate Trust’s current contractual obligations, excluding recurring operating obligations, due within one year total approximately $51.6 million. In addition to these contractual obligations the Real Estate Trust has other short-term liquidity requirements consisting primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures, non-recurring corporate expenditures (such as tenant improvements and hotel improvements) and dividends to common and preferred shareholders. Overall capital requirements in fiscal year 2008 will depend on any acquisition and development opportunities as well as the level of improvements and redevelopments on existing properties.

The Real Estate Trust expects to fund these capital requirements and normal recurring operating costs through a combination of cash provided by operating activities, cash on hand, credit line availability, new financings, current in-place construction loan financings, refinancing of maturing debt, proceeds from asset sales and to a lesser extent, dividends and tax sharing payments from the Bank.

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

The Bank’s holdings of readily marketable securities and eligible loans constitute another important source of liquidity. Approximately $1.1 billion of these assets are pledged to the Federal Reserve Bank of Richmond, although there were no outstanding borrowings during fiscal year 2007. As of September 30, 2007, the estimated remaining borrowing capacity, after market value and other adjustments, against that portion of those assets that may be pledged to the FHLB of Atlanta and various securities dealers totaled $4.7 billion.

The Bank accesses the capital markets when conditions are favorable as an additional means of funding its operations and managing its capital ratios and asset growth. Specifically, the Bank has securitized financial assets, including home equity, home loan and automobile loan receivables, as well as single-family residential loans, because the securitizations have provided the Bank with a cost effective means to fund loans while maintaining compliance with regulatory capital requirements. Additionally, the securitizations have permitted the Bank to limit the credit risk associated with these assets while continuing to earn servicing fees and other income associated with the securitized assets.

Recent developments in the broader credit markets and, more specifically, in the mortgage markets have resulted in reduced investor demand and less favorable terms and pricing in the capital markets for securitizations and sales of residential mortgage loans. As a result, the Bank did not securitize and sell any residential mortgage loans in the quarter ended September 30, 2007.

Since 1988, the Bank has securitized approximately $35.0 billion of loan receivables. At September 30, 2007, the Bank continues to service $6.9 billion of securitized residential mortgages. Chevy Chase derives fee-based income from servicing these securitized portfolios. However, that fee-based income has been adversely affected in this and prior periods by increases in prepayments, delinquencies and charge-offs related to the receivables in these securitized pools.

The Bank securitized and sold $1.9 billion and $4.2 billion of loan receivables during fiscal year 2007 and 2006, respectively. At September 30, 2007 and 2006, the Bank had $202.3 million and $467.6 million, respectively, of loan receivables held for securitization and/or sale. The decrease in securitization and sale activity reflects recent developments in the credit markets and, more specifically, in the mortgage markets. Due to reduced investor demand and less favorable terms and pricing in the capital markets for securitizations and sales of residential mortgage loans, the Bank chose not to engage in securitization transactions during the last quarter of fiscal 2007 and is unable to predict if or when current market conditions will improve so that securitization can once again serve as a significant source of liquidity. As a result, the Bank has modified its operations and reduced loan production levels to deemphasize securitization activities.

The Bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund loan commitments, repay borrowings and meet operating expenses. During fiscal year 2007, the Bank used the cash provided by operating, investing and financing activities primarily to (i) fund maturing savings certificates and deposit withdrawals of $95.7 billion, (ii) fund loan commitments, including real estate held for investment or sale, of $295.6 million, (iii) purchase investments and loans of $2.0 billion, (iv) meet operating expenses, before depreciation and amortization, of $642.8 million and (v) repay borrowings of $405.2 million, net of proceeds from borrowings. These commitments were funded primarily through (i) proceeds from customer deposits and sales of certificates of deposit of $96.2 billion, (ii) proceeds from sales of loans, trading securities and real estate of $4.0 billion and (iii) principal and interest collected on investments, loans, and securities of $6.4 billion.

At September 30, 2007, repayments of borrowed money scheduled to occur during the next 12 months were $2.4 billion. In addition, certificates of deposit maturing during the next 12 months amounted to $3.8 billion. The Bank expects that a significant portion of these maturing certificates of deposit will remain with the Bank. In the event that deposit withdrawals are greater than anticipated, the Bank may have to increase deposit interest rates or rely on alternative and potentially higher cost sources of funds in order to meet its liquidity needs.

The Bank’s liquidity requirements in years subsequent to fiscal year 2007 will continue to be affected both by the asset size of the Bank, the growth of which may be constrained by capital requirements, accessibility to the capital markets and the composition of the asset portfolio. Management believes that the Bank’s primary sources of funds, described above, will be sufficient to meet the Bank’s liquidity needs for the foreseeable future. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

Commitments and Contingencies. The Bank periodically transfers loan receivables to special purpose entities that issue securities to investors. These investors are entitled to a return of cash flows, based on the principal and interest provided by the loan receivables transferred. This process is referred to as securitization. Since 1988, the Bank has securitized approximately $35.0 billion of loan receivables.

The Bank transfers receivables from time to time to a special purpose entity commonly referred to as a depositor. The depositor then establishes a trust for each particular securitization, and transfers the related loans to that particular trust. The trust uses proceeds from the sale of the securities to pay the depositor for the loans sold to the trust, and the depositor in turn pays the proceeds over to the Bank. These securitization vehicles are not consolidated within the Bank’s consolidated financial statements because they satisfy the criteria established by Statement of Financial Accounting Standards No. 140, “Accounting for the Transfers and Servicing of Financial Assets

and Extinguishments of Liabilities,” to be treated as sales. In general, these criteria require the securitization vehicles to be legally isolated from the transferor (the Bank), be limited to permitted activities, and have defined limits on the assets they can hold and the permitted sales, exchanges or distribution of its assets.

When the Bank sells or securitizes loans, it generally retains the right to service the loans. At September 30, 2007, the Bank continues to service $13.1 billion of residential mortgages. In addition, when the Bank sells or securitizes loans, the Bank may, from time to time, retain a limited amount of recourse. At September 30, 2007, the Bank had no recourse related to loan securitization transactions. At September 30, 2006, total recourse to the Bank related to loan securitization transactions was $2.7 million. See Note 17 to the Consolidated Financial Statements for additional information concerning loan securitization transactions.

The Bank is also obligated under recourse provisions related to the servicing of certain of its residential mortgage loans. At September 30, 2007 and 2006, the recourse to the Bank under these arrangements totaled $3.0 million and $2.9 million, respectively.

The Bank’s commitments to extend credit at September 30, 2007 are set forth in the following table.

(In thousands)
Commitments to originate loans	$251,094

Loans in process (collateralized loans):
Home equity	1,879,281
Real estate construction and ground	398,519
Commercial	597,911

Subtotal	2,875,711

Loans in process (unsecured loans):
Overdraft lines	155,703
Commercial	499,224

Subtotal	654,927

Total commitments to extend credit	$3,781,732

Based on historical experience, the Bank expects to fund substantially less than the total amount of its outstanding overdraft line and home equity credit line commitments, which together accounted for 53.8% of commitments to extend credit at September 30, 2007.

In connection with the securitization and sale of certain payment option residential mortgage loans, the Bank is obligated to fund a portion of any “negative amortization,” resulting from the borrowers electing their option to make monthly payments that are not sufficient to cover the interest accrued for the payment period. For each dollar of negative amortization funded by the Bank, the balances of certain highly-rated mortgage-backed securities received by the Bank as part of the securitization transaction increase accordingly. When the borrowers ultimately make the principal payments, the Bank receives its pro rata portion of those payments in cash, and the balances of those securities held by the Bank are reduced accordingly. During the year ended September 30, 2007, the Bank funded $141.6 million of negative amortization under these obligations, and received $105.0 million in principal payments representing previously funded negative amortization.

The following table summarizes certain material contractual cash obligations associated with operating, investing and financing activities as of September 30, 2007:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$1,504,081	$835,683	$387,313	$31,329	$249,756
Operating lease obligations	438,261	36,248	62,875	53,674	285,464

Total	$1,942,342	$871,931	$450,188	$85,003	$535,220

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

There were no material commitments for capital expenditures at September 30, 2007.

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

FISCAL 2007 COMPARED TO FISCAL 2006

REAL ESTATE

The Real Estate Trust recorded an operating loss from continuing operations of $2.5 million for fiscal 2007 compared to an operating loss from continuing operations of $2.0 million for fiscal 2006. The change reflects increased interest and debt amortization, depreciation, advisory, management and leasing fees and general and administrative expenses which were slightly offset by improved operating results in the hotel portfolio, the contribution from the March 29, 2007 office building acquisition, higher equity earnings from unconsolidated entities, income generated from the sale of townhomes and $1.5 million of gains on sales of land parcels. Also included in fiscal 2006 is a $416,000 gain on sale of land as a result of a condemnation.

Income after direct operating expenses from hotels, which excludes two hotels which were sold during fiscal 2006, increased $3.0 million, or 6.0%, in fiscal 2007 from the level achieved in fiscal 2006. Total revenue increased $17.4 million, or 13.7%, as occupancy, exclusive of the hotel purchased in March 2006 and the newly constructed hotel which was placed in service in January 2007 (“Same hotel properties”), increased to 71.2% in fiscal 2007 from 70.6% in fiscal 2006 offsetting a slight decrease in the average room rate for the same hotel properties from $122.92 for fiscal 2006 to $121.90 for fiscal 2007. Room sales for fiscal 2007 increased $11.5 million, or 11.2%, from fiscal 2006, while food, beverage and other sales increased $5.9 million, or 23.8%. The hotel purchased in March 2006 contributed approximately $12.9 million to the increase in overall revenue. The newly constructed hotel contributed approximately $3.2 million to the increase in overall revenue. The same hotel properties revenue increased approximately $1.3 million, or 1.2%. Direct operating expenses increased $14.4 million, or 18.5%, reflecting increased operating costs, such as payroll costs, hotel franchise and marketing costs and other operating costs associated with the increased hotel revenue as well as increased repair and maintenance costs, food and beverage costs and property taxes. In addition, operating costs associated with the hotel purchased in March 2006 and the newly constructed hotel are fully integrated into the fiscal 2007 results.

Income after direct operating expenses from office and industrial properties increased $809,000, or 3.0%, in fiscal 2007 compared to fiscal 2006. Total revenue increased $3.5 million, or 8.7%, in fiscal 2007. The property purchased on March 29, 2007 contributed $3.4 million to revenue in fiscal 2007. Occupancy levels, excluding the property purchased on March 29, 2007, which is 100% leased (“Same office properties”), have decreased in fiscal 2007 from 92.0% at September 30, 2006 to 85.1% at September 30, 2007. The majority of the decrease in occupancy was caused by the March 31, 2007 lease expiration of a 100,207 square foot tenant that was the sole occupant of one of the Real Estate Trust’s industrial buildings located in Northern Virginia. Rental revenue was received from this tenant through the end of their lease term. Increased revenue generated by the remainder of the Real Estate Trust’s metropolitan Washington, D.C. portfolio is offset by lower revenue and occupancy from its other office and industrial properties. Overall direct operating expenses increased $2.7 million, or 20.1%, due to higher utility costs, ground rent, property taxes and lower repair and maintenance costs. Direct operating expenses for the same office properties increased $339,000, or 2.5%.

The first townhome sales at the Real Estate Trust’s Circle 75 Development, located in Atlanta, Georgia, closed during the second quarter of fiscal 2007. Income from the sale of townhomes, after deducting the cost of sales, totaled $1.5 million for fiscal 2007. Twenty-eight units, out of a total of 107 units, were sold during the fiscal year for a total sales value of $9.8 million. All direct costs and allocated infrastructure and soft costs, totaling $8.3 million, associated with these units were expensed during fiscal 2007.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, decreased $830,000, or 34.4%, due to lower interest income in fiscal 2007 reflecting decreased cash balances in the fiscal year. In addition easement income, relating to a land parcel in Northern Virginia, of $90,000 and $120,000 were received in fiscal 2007 and 2006, respectively

Land parcels and other expense increased $159,000, or 13.5%, in fiscal 2007 when compared to fiscal 2006 reflecting increased property tax expenses throughout the entire portfolio of land holdings.

Interest and amortization of debt expense increased $3.5 million in fiscal 2007 when compared to fiscal 2006. The increase is due to higher mortgage interest and debt amortization of approximately $8.7 million, reflecting the Real Estate Trust’s refinancing activity during fiscal 2007 and 2006 and higher line of credit interest of $383,000 which was partially offset by lower unsecured note interest of $3.7 million and increased capitalized interest of $925,000. Also, included in fiscal 2006 are one-time charges consisting of a write-off of unamortized debt costs of $106,000 associated with the early pay-off of a mortgage that had secured six operating properties and a defeasance premium of $829,000 associated with the payoff of the mortgage assumed by the Real Estate Trust with the November 1, 2005 hotel property purchase. The average balance of outstanding borrowings increased to $791.9 million in fiscal 2007 from $684.1 million in fiscal 2006, reflecting higher mortgage balances which offset lower unsecured note balances. The average cost of borrowings decreased from 7.44% in fiscal 2006 to 7.10% in fiscal 2007.

Depreciation expense increased $2.4 million or 11.6%, reflecting recent hotel and office acquisitions, developments and capital improvements in both the hotel and office and industrial portfolios that have been placed in service during fiscal 2007 and 2006.

Advisory, management and leasing fees paid to related parties increased $1.2 million, or 7.9%, in fiscal 2007 when compared to fiscal 2006. The advisory fee in fiscal 2007 increased $507,000 over fiscal 2006 due to a contractual increase in the monthly payments. The remainder of the increase, totaling $709,000, was due mainly to higher hotel and office management fees reflecting the overall increase in hotel and office revenue in fiscal 2007.

General and administrative expense increased $1.3 million, or 41.4%, in fiscal 2007 compared to fiscal 2006. The increase is due to marketing costs incurred for new development projects, both residential and hotel, and increased legal costs which were partially offset by lower write-offs of acquisition and development costs for projects that the Real Estate Trust has determined not to pursue.

Equity in earnings of unconsolidated entities reflected net earnings of approximately $12.5 million in fiscal 2007 as compared to $10.0 million in fiscal 2006, an increase of $2.5 million, or 24.8%. Earnings from Saul Holdings Partnership and Saul Centers were higher by $2.0 million in fiscal 2007 primarily due to an increase in operating income generated from development and redevelopment activity, as well as successful leasing activity in the core properties of those entities. Losses from other investments totaled $503,000 in fiscal 2006. These losses are a result of a write-down of a non-public investment accounted for under the equity method. There were no losses from other investments in fiscal 2007.

On June 22, 2007 the Real Estate Trust was notified that its appeal regarding additional proceeds from a February 2006 condemnation of a 3.71 acre parcel had been approved by the Loudoun County Circuit Court. Additional proceeds of $325,000 were received on July 10, 2007 and the remainder of the gain was recorded in fiscal 2007. The initial proceeds of approximately $708,000 were originally placed in escrow then received by the Real Estate Trust on August 8, 2006. An initial gain of $416,000 was recorded in fiscal 2006.

On November 22, 2006, the Real Estate Trust received additional proceeds of approximately $1.6 million as final settlement of the February 2004 condemnation of 7.93 acres of land by the Commonwealth of Virginia. The proceeds of $1.6 million include approximately $300,000 in interest income and $8,000 of cost reimbursements. The Real Estate Trust recorded the final gain of approximately $1.2 million, net of approximately $400,000 of related expenses in fiscal 2007. The initial gain on this condemnation of $2.7 million was recorded in fiscal 2004.

Included in income from operations of discontinued real estate assets for fiscal 2006 are two hotel properties and an other real estate property asset. The sales of the hotel properties closed in December 2005 and January 2006, respectively. The sale of the other real estate asset closed in February 2006. There were no assets held for sale during fiscal 2007.

Income from operations of discontinued real estate assets totaled $4.2 million in fiscal 2006. Net operating results for the two hotel properties for fiscal 2006 produced income from operations of discontinued real estate assets of approximately $1.3 million, which includes a combined gain on sale of approximately $3.4 million, and a loss from operations of discontinued real estate assets of $2.1 million. Included in the loss from operations is $1.8 million of costs associated with the defeasance of a mortgage which secured one of the hotel properties. Also included in income from operations of discontinued real estate assets in fiscal 2006 is a gain on the sale of one of the Real Estate Trust’s other real estate assets of $2.9 million and income from operations of the other real estate asset of approximately $47,000. This asset was sold in February 2006.

BANKING

Overview. The Bank recorded operating income of $110.8 million for fiscal year 2007, compared to operating income of $138.8 million for fiscal year 2006. The decrease in income was primarily attributable to an increase in salaries and employee benefits expense, a decrease in servicing, securitization and mortgage banking income, an increase in the provision for loan losses as a result of the deterioration in the mortgage markets and a decrease in automobile rental income. An increase in net interest income and a decrease in depreciation and amortization due to the Bank’s prior decision to discontinue automobile lease origination partially offset the decreased income. The Bank’s net income in future periods will continue to be affected by increased operating expenses associated with expansion of the Bank’s branch network and other areas of business and the fixed payments associated with the REIT preferred stock and 2003 debentures.

Net Interest Income. Net interest income, before the provision for loan losses, increased $19.4 million (or 4.6%) in fiscal year 2007. The Bank recorded $2.7 million of interest income on non-accrual and restructured loans during fiscal year 2007. The Bank would have recorded additional interest income of $1.9 million during fiscal year 2007 if non-accrual assets and restructured loans had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Year Ended September 30,
	2007			2006			2005
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$11,156,697	$743,264	6.66%	$11,235,149	$669,154	5.96%	$11,047,463	$531,859	4.81%
Mortgage-backed securities	1,208,902	57,738	4.78	959,247	45,581	4.75	575,297	27,285	4.74
Federal funds sold and securities purchased under agreements to resell	60,041	3,220	5.36	73,685	3,465	4.70	84,134	2,296	2.73
Trading securities	31,166	1,806	5.79	6,666	441	6.62	6,534	364	5.57
Investment securities	208,665	8,862	4.25	201,572	6,964	3.45	182,794	4,741	2.59
Other interest-earning assets	181,677	11,929	6.57	204,586	11,741	5.74	231,111	8,588	3.72

Total	12,847,148	826,819	6.44	12,680,905	737,346	5.81	12,127,333	575,133	4.74

Non-interest earning assets:
Cash	388,334			403,645			347,513
Real estate held for investment or sale	38,856			23,597			22,079
Property and equipment, net	621,046			563,978			510,716
Automobiles subject to lease, net	25,063			113,557			294,198
Goodwill and other intangible assets, net	42,308			39,004			25,580
Other assets	746,804			718,524			696,546

Total assets	$14,709,559			$14,543,210			$14,023,965

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,317,823	6,756	0.29	$2,373,370	6,047	0.25	$2,323,065	5,040	0.22
Savings deposits	958,765	6,402	0.67	1,069,300	4,423	0.41	1,209,376	3,407	0.28
Time deposits	3,799,140	179,961	4.74	2,897,776	114,058	3.94	2,027,324	52,419	2.59
Money market deposits	2,379,568	63,794	2.68	2,502,723	55,035	2.20	2,456,603	34,765	1.42

Total deposits	9,455,296	256,913	2.72	8,843,169	179,563	2.03	8,016,368	95,631	1.19
Borrowings	2,635,723	131,378	4.98	3,102,238	138,608	4.47	3,443,406	111,562	3.24

Total liabilities	12,091,019	388,291	3.21	11,945,407	318,171	2.66	11,459,774	207,193	1.81

Noninterest-bearing items:
Noninterest bearing deposits	1,382,066			1,414,449			1,373,432
Other liabilities	265,991			246,548			293,797
Minority interest	175,391			175,391			175,391
Stockholders’ equity	795,092			761,415			721,571

Total liabilities and stockholders’ equity	$14,709,559			$14,543,210			$14,023,965

Net interest income		$438,528			$419,175			$367,940

Net interest spread (2)			3.23%			3.15%			2.93%

Net yield on interest-earning assets (3)			3.41%			3.31%			3.03%

Interest-earning assets to interest-bearing liabilities			106.25%			106.16%			105.83%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Consolidated Statements of Operations, however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(In thousands)

	Year Ended September 30, 2007 Compared to Year Ended September 30, 2006 Increase (Decrease) Due to Change in (1)			Year Ended September 30, 2006 Compared to Year Ended September 30, 2005 Increase (Decrease) Due to Change in (1)
	Volume	Rate	Total Change	Volume	Rate	Total Change
Interest income:
Loans (2)	$(4,703)	$78,813	$74,110	$9,179	$128,116	$137,295
Mortgage-backed securities	11,923	234	12,157	18,244	52	18,296
Federal funds sold and securities purchased under agreements to resell	(693)	448	(245)	(315)	1,484	1,169
Trading securities	1,426	(61)	1,365	7	70	77
Investment securities	253	1,645	1,898	525	1,698	2,223
Other interest-earning assets	(1,398)	1,586	188	(1,079)	4,232	3,153

Total interest income	6,808	82,665	89,473	26,561	135,652	162,213

Interest expense:
Deposit accounts	13,144	64,206	77,350	10,750	73,182	83,932
Borrowings	(22,206)	14,976	(7,230)	(11,922)	38,968	27,046

Total interest expense	(9,062)	79,182	70,120	(1,172)	112,150	110,978

Increase in net interest income	$15,870	$3,483	$19,353	$27,733	$23,502	$51,235

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in fiscal year 2007 increased $89.5 million (or 12.1%) from fiscal year 2006 primarily as a result of higher average yields on loans receivable which more than offset the reduction in interest income from lower average balances. An increase in interest income on mortgage-backed securities caused by higher average balances also contributed to the increased income.

The Bank’s net interest spread increased to 3.23% in fiscal year 2007 from 3.15% in fiscal year 2006. The eight basis point increase primarily resulted from a 70 basis point increase in the average yield on loans which was partially offset by a 55 basis point increase in the cost of deposits and borrowings. The ratio of average interest-earning assets to average interest-bearing liabilities was 106.25% for fiscal year 2007, essentially unchanged from fiscal year 2006.

Interest income on loans, the largest category of interest-earning assets, increased 11.1% to $743.3 million for fiscal year 2007 from $669.2 million for fiscal year 2006, because of higher average yields. The average yield on the loan portfolio increased to 6.66% for fiscal year 2007 from 5.96% for fiscal year 2006, reflecting increases in the various indices on which interest rates of adjustable rate loans are based. Interest income on residential mortgage loans increased $56.1 million primarily due to a 77 basis point increase in the average yield (to 6.25% from 5.48%) during fiscal year 2007. Lower residential mortgage loan average balances of $60.6 million partially offset the increased interest income on those loans. Higher average yields on home equity loans resulted in a $1.9 million (or 1.6%) increase in interest income on those loans. Higher average balances of and average yields on residential construction loans resulted in a $19.9 million (or 54.7%) increase in interest income on those loans.

Interest income on mortgage-backed securities increased $12.2 million (or 26.7%) primarily due to a $249.7 million increase in average balances coupled with an increase in the average yields on those securities.

Interest expense on deposits increased $77.4 million (or 43.1%) during fiscal year 2007. The increase resulted primarily from a 69 basis point increase in the average rate on deposits (to 2.72% from 2.03%) due to increased rates paid by the Bank in response to higher market interest rates. A $612.1 million increase in average deposit balances also contributed to the increase in interest expense.

Interest expense on borrowings decreased $7.2 million (or 5.2%) in fiscal year 2007 compared to fiscal year 2006. Interest expense on advances from the FHLB of Atlanta decreased $10.5 million (or 10.2%) due primarily to lower average balances which were partially offset by higher average rates paid on the advances. Interest expense on other borrowings increased $6.3 million (or 46.7%) due to higher average balances and higher average rates paid on those borrowings.

Provision for Loan Losses. During fiscal year 2007, the Bank recorded a provision for loan losses of $3.4 million, compared to a credit for loan losses of $9.0 million in fiscal year 2006. The provision reflects increased delinquencies and losses in the Bank’s portfolio of residential real estate loans. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income decreased to $370.8 million in fiscal year 2007 from $392.6 million in fiscal year 2006. The $21.8 million (or 5.6%) decrease was primarily attributable to decreases, in servicing, securitization and mortgage banking income, and automobile rental income which were partially offset by an increase in deposit servicing fees.

Servicing, securitization and mortgage banking income decreased to $145.8 million in fiscal year 2007, from $156.4 million in fiscal year 2006, a 1.2% decrease. During fiscal year 2007, the Bank securitized and/or sold $3.9 billion of loans and recognized gains of $59.7 million. During fiscal year 2006, the Bank securitized and/or sold $5.4 billion of loans and recognized gains of $118.8 million. Recent developments in the broader credit markets and, more specifically, in the mortgage markets have resulted in reduced investor demand and less favorable terms and pricing in the capital markets for securitizations and sales of residential mortgage loans. As a result, the Bank did not securitize and sell any residential mortgage loans in the quarter ended September 30, 2007. Offsetting the lower gain was a reduction in the amount of fair value write-downs of interest-only assets to $8.9 million in 2007 from $88.3 million in 2006. Primarily as a result of higher estimated future prepayments of securitized mortgage loans, the Bank recorded a fair value write-down on its interest-only assets totaling $88.3 million in fiscal year 2006. Due to several factors, including reductions in interest rates and availability of credit, prepayment levels slowed in the quarter ended September 30, 2007, which led to a significantly lower fair value write-down on interest-only assets in fiscal year 2007 as compared to 2006. However, in fiscal year 2007, the Bank recorded a fair value write-down of $12.6 million on its loans held for sale and reclassified $1.3 billion of loans held for sale to loans receivable.

Automobile rental income decreased to $8.3 million in fiscal year 2007 from $35.2 million in fiscal year 2006, a 76.4% decrease as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Deposit servicing fees increased $9.0 million (or 6.2%) during fiscal year 2007 primarily due to fees generated from the continued expansion of the Bank’s branch and ATM network.

Operating Expenses. Operating expenses during fiscal year 2007 increased $13.2 million (or 1.9%) from fiscal year 2006. The increase was largely due to increases in salaries and employee benefits and property and equipment expenses which were partially offset by reductions in depreciation and amortization and other expenses. Management anticipates a decline in operating expenses in future periods due to decreased originations of loans due to current market conditions and as staffing levels are reduced to limit extended hours in the deposit branch network.

Salaries and employee benefits increased $40.7 million (or 13.2%) in fiscal year 2007 due primarily to the increased number of retail branches and the increased number of hours those branches are open.

Property and equipment expense increased $11.2 million (or 20.0%) during fiscal year 2007 primarily due to rent expense on the increased number of retail branches.

Depreciation and amortization expense decreased $17.2 million (or 24.7%) in fiscal year 2007. Depreciation expense related to automobiles subject to lease decreased $17.7 million, to $5.6 million for fiscal year 2007, due to lower levels of outstanding leases resulting from the Bank’s prior decision to discontinue origination of automobile leases.

Other expenses decreased to $68.3 million (or 17.4%) in fiscal year 2007 primarily due to the Bank’s settlement of a lawsuit for $16.1 million related to its former credit card operations during fiscal year 2006.

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

Net Interest Income. Net interest income, before the provision for loan losses, increased $51.2 million (or 13.9%) in fiscal year 2006. The Bank recorded $1.5 million of interest income on non-accrual and restructured loans during fiscal year 2006. The Bank would have recorded additional interest income of $0.3 million during fiscal year 2006 if non-accrual assets and restructured loans had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

Interest income in fiscal year 2006 increased $162.2 million (or 28.2%) from fiscal year 2005 primarily as a result of higher average yields on loans receivable and higher average balances of mortgage-backed securities.

The Bank’s net interest spread increased to 3.14% in fiscal year 2006 from 2.91% in fiscal year 2005. The 22 basis point increase was primarily the result of a 115 basis point increase in the average yield on loans which was partially offset by an 85 basis point increase in the cost of both deposits and borrowings. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 106.2% for fiscal year 2006 compared to 105.8% for fiscal year 2005.

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

Interest income on mortgage-backed securities increased $18.3 million (or 67.1%) primarily due to an increase in the average balance of those securities.

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

Credit for Loan Losses. During fiscal year 2006, the Bank recorded a credit for loan losses of $9.0 million, compared to a credit for loan losses of $11.6 million in fiscal year 2005. The credits reflected the improvement in the overall credit quality of the Bank’s loan portfolio resulting from further declines in the remaining subprime automobile and indirect consumer loan portfolios. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income decreased to $392.6 million in fiscal year 2006 from $440.2 million in fiscal year 2005 period. The $47.6 million (or 10.8%) decrease was primarily attributable to decreases in servicing, securitization and mortgage banking income and automobile rental income. Those decreases were partially offset by an increase in deposit servicing fees.

Servicing, securitization and mortgage banking income decreased to $156.4 million in fiscal year 2006, from $169.5 million in fiscal year 2005, a 7.7% decrease. During fiscal year 2006, the Bank securitized and/or sold $5.4 billion of loans and recognized gains of $118.8 million. During fiscal year 2005 the Bank securitized and/or sold $6.5 billion of loans and recognized gains of $185.5 million. The Bank recorded a fair value write-down on its interest-only assets of $88.3 million during the current fiscal year compared to $121.0 million in the prior fiscal year.

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

Servicing assets amortization and other loan expenses increased to $103.7 million in fiscal year 2006 from $96.6 million in fiscal year 2005. The increase resulted primarily from an increase in servicing assets amortization to $83.4 million for fiscal year 2006 compared to $62.9 million for fiscal year 2005. Partially offsetting this increase, the mortgage servicing rights valuation allowance provision decreased to $2.6 million in fiscal year 2006 from $19.9 million in fiscal year 2005.

Depreciation and amortization expense decreased $33.9 million (or 32.8%) in the current fiscal year. Depreciation expense related to automobiles subject to lease decreased $37.5 million, to $23.3 million for fiscal year 2006, due to lower levels of outstanding leases resulting from the continued run-off of that discontinued business.

Other expenses increased $19.8 million (or 31.4%) in the current period primarily because the Bank settled for $16.1 million a lawsuit related to its former credit card operations. See Note 32 to the Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in Item “7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Banking—Asset and Liability Management.”

I TEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Trust and its consolidated subsidiaries are included in this report on the pages indicated and are incorporated herein by reference:

(a)	Report of Independent Registered Public Accounting Firm.	79

(b)	Consolidated Balance Sheets—As of September 30, 2007 and 2006.	80

(c)	Consolidated Statements of Operations—For the years ended September 30, 2007, 2006 and 2005.	81-82

(d)	Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity—For the years ended September 30, 2007, 2006 and 2005.	83

(e)	Consolidated Statements of Cash Flows—For the years ended September 30, 2007, 2006 and 2005.	84-85

(f)	Notes to Consolidated Financial Statements.	86-134

Summary financial information with respect to the Bank is also included in Part I, Item 1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TRUSTEES AND SHAREHOLDERS

B.F. SAUL REAL ESTATE INVESTMENT TRUST

We have audited the accompanying consolidated balance sheets of B.F. Saul Real Estate Investment Trust (“the Trust”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, comprehensive income and changes in shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B.F. Saul Real Estate Investment Trust as of September 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007 in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Trust adopted Statement of Financial Accounting Standards No. (“FAS”) 156, “Accounting for Servicing of Financial Assets”, effective October 1, 2006.

/s/ Ernst & Young LLP

McLean, Virginia

December 5, 2007

Consolidated Balance Sheets

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	September 30,
(In thousands, except share and per share amounts)	2007	2006
ASSETS
Real Estate
Income-producing properties
Hotel	$387,759	$359,805
Office and industrial	265,651	210,015
Other	1,128	1,128

	654,538	570,948
Accumulated depreciation	(236,685)	(197,855)

	417,853	373,093
Land parcels	43,354	44,582
Construction in progress	83,756	34,946
Investment in Saul Holdings and Saul Centers	127,079	89,802
Cash and cash equivalents	8,889	46,391
Note receivable - related party	5,400	10,300
Other assets	65,555	63,698

Total real estate assets	751,886	662,812

Banking
Cash and due from banks	357,634	394,309
Interest-bearing deposits	22,465	15,879
Loans held for securitization and/or sale	202,268	467,574
Investment securities (market value of $211,745 and $200,152, respectively)	210,363	201,455
Mortgage-backed securities (market value of $1,040,424 and $1,266,970, respectively)	1,053,433	1,289,718
Loans receivable (net of allowance for losses of $29,000 and $25,000, respectively)	11,637,789	10,120,821
Federal Home Loan Bank stock	115,327	85,449
Property and equipment, net	645,521	601,592
Automobiles subject to lease, net	6,973	55,448
Goodwill and other intangible assets, net	45,425	39,970
Mortgage interest-only assets	314,111	344,317
Mortgage servicing assets	155,680	168,059
Other assets	322,074	356,530

Total banking assets	15,089,063	14,141,121

TOTAL ASSETS	$15,840,949	$14,803,933

LIABILITIES
Real Estate
Mortgage notes payable	$579,639	$488,339
Notes payable - secured	250,000	250,000
Revolving credit facilities outstanding	14,000	—
Notes payable - unsecured	—	21,398
Other liabilities and accrued expenses	41,563	31,361
Deferred tax liability, net	37,970	41,281

Total real estate liabilities	923,172	832,379

Banking
Deposit accounts	10,949,577	10,445,764
Securities sold under repurchase agreements and other short-term borrowings	563,898	822,639
Federal Home Loan Bank advances	2,007,274	1,343,312
Custodial accounts	98,613	103,903
Amounts due to banks	60,604	64,105
Other liabilities	246,558	237,736
Capital notes - subordinated	175,000	175,000

Total banking liabilities	14,101,524	13,192,459

Commitments and contingencies
Minority interest held by affiliates	138,305	130,529
Minority interest—other	296,013	296,013

TOTAL LIABILITIES	15,459,014	14,451,380

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized, 6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	325,675	296,293

	425,776	396,394
Less cost of 1,834,088 common shares of beneficial interest in treasury	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	381,935	352,553

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,840,949	$14,803,933

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(In thousands, except per share amounts)	2007	2006	2005
REAL ESTATE
Income
Hotels	$144,665	$127,238	$98,621
Office and industrial (including $6,229, $5,792 and $5,391 of rental income earned from banking segment, respectively)	43,475	39,984	39,466
Sales of townhomes	9,820	—	—
Other	1,585	2,415	1,417

Total income	199,545	169,637	139,504

Expenses
Direct operating expenses:
Hotels	92,499	78,041	60,002
Office and industrial properties	16,056	13,374	12,057
Land parcels and other	1,336	1,177	1,072
Cost of sales, townhomes	8,267	—	—
Interest and amortization of debt expense	54,043	50,516	46,503
Depreciation	22,758	20,390	18,878
Advisory, management and leasing fees—related parties	16,696	15,480	13,448
General and administrative	4,462	3,156	3,421

Total expenses	216,117	182,134	155,381

Equity in earnings (losses) of unconsolidated entities:
Saul Holdings and Saul Centers	12,540	10,554	8,828
Other, including impairment	—	(503)	(582)
Gain on sales of property	1,534	416	263

REAL ESTATE OPERATING LOSS	$(2,498)	$(2,030)	$(7,368)

BANKING
Interest income
Loans	$743,264	$669,154	$531,859
Mortgage-backed securities	57,738	45,581	27,285
Other	25,817	22,611	15,989

Total interest income	826,819	737,346	575,133

Interest expense
Deposit accounts	256,913	179,563	95,631
Short-term borrowings	96,210	96,913	67,275
Long-term borrowings	35,168	41,695	44,287

Total interest expense	388,291	318,171	207,193

Net interest income	438,528	419,175	367,940
Provision (credit) for loan losses	3,383	(9,004)	(11,569)

Net interest income after credit for loan losses	435,145	428,179	379,509

Other income
Deposit servicing fees	153,574	144,548	136,279
Servicing, securitization and mortgage banking income	145,757	156,438	169,472
Automobile rental income, net	8,309	35,196	81,963
Asset management fees	38,927	33,291	18,803
Other	24,212	23,103	33,713

Total other income	370,779	392,576	440,230

Continued on following page.

Consolidated Statements of Operations (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(In thousands, except per share amounts)	2007	2006	2005
BANKING (Continued)
Operating expenses
Salaries and employee benefits	$350,047	$309,365	$266,601
Servicing assets amortization and other loan expenses	93,139	103,696	96,632
Property and equipment (including $6,229, $5,792 and $5,391 of rental expense paid to real estate segment, respectively)	66,990	55,832	46,615
Marketing	20,583	22,161	19,248
Data processing	43,783	38,713	34,664
Depreciation and amortization	52,273	69,465	103,319
Other	68,305	82,720	62,965

Total operating expenses	695,120	681,952	630,044

BANKING OPERATING INCOME	$110,804	$138,803	$189,695

TOTAL COMPANY
Income from continuing operations before income taxes and minority interest	$108,306	$136,773	$182,327
Income tax provision	35,435	39,663	59,141

Income from continuing operations before minority interest	72,871	97,110	123,186
Minority interest held by affiliates	(9,041)	(13,597)	(19,516)
Minority interest — other	(29,213)	(29,141)	(29,071)

INCOME FROM CONTINUING OPERATIONS	34,617	54,372	74,599
Discontinued real estate operations:
Income (loss) from operations of discontinued real estate assets (including net gain on disposal of $—, $6,286, $882, respectively)	—	4,225	(1,537)
Income tax expense (benefit)	—	1,635	(536)

INCOME (LOSS) ON DISCONTINUED REAL ESTATE OPERATIONS	—	2,590	(1,001)

TOTAL COMPANY NET INCOME	$34,617	$56,962	$73,598
Dividends: Real Estate Trust’s preferred shares of beneficial interest	(5,418)	(5,418)	(5,418)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$29,199	$51,544	$68,180

NET INCOME (LOSS) PER COMMON SHARE
Income from continuing operations	$6.07	$10.18	$14.39
Discontinued operations	—	0.54	(0.21)

NET INCOME PER COMMON SHARE (BASIC AND DILUTED)	$6.07	$10.72	$14.18

DISTRIBUTIONS DECLARED PER COMMON SHARE	$1.37	$1.37	$1.37

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(Dollars in thousands, except share amounts)	2007	2006	2005
COMPREHENSIVE INCOME
Net income	$34,617	$56,962	$73,598
Other comprehensive income	—	—	—

TOTAL COMPREHENSIVE INCOME	$34,617	$56,962	$73,598

CHANGES IN SHAREHOLDERS’ EQUITY
PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of year (516,000 shares)	$516	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of year (6,641,598 shares)	6,642	6,642	6,642

PAID-IN SURPLUS
Beginning and end of year	92,943	92,943	92,943

RETAINED EARNINGS
Beginning of year	296,293	249,083	185,342
Net income	34,617	56,962	73,598
Adjustments:
Saul Holdings investment, net of taxes of $2,913, $1,210 and $1,309, respectively	5,410	2,248	2,427
Other	(1,917)	—	(284)
Dividends:
Real Estate Trust preferred shares of beneficial interest	(5,418)	(5,418)	(5,418)
Real Estate Trust common shares of beneficial interest	(6,582)	(6,582)	(6,582)
Cumulative effect of a change in accounting principle, net of tax	3,272	—	—

End of year	325,675	296,293	249,083

TREASURY SHARES
Beginning and end of year (1,834,088 shares)	(43,841)	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	$381,935	$352,553	$305,343

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(In thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss	$(1,548)	$2,574	$(4,465)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net gains on sale of property	(1,534)	(6,702)	(1,145)
Depreciation	22,758	20,390	19,857
Amortization of debt expense	2,346	2,672	2,197
Equity in net earnings of unconsolidated entities, net of net distributions of $—, $5,636 and $4,910, respectively	(12,540)	(4,415)	(3,336)
Deferred tax expense (benefit)	72	4,121	(922)
Increase in accounts receivable and accrued income	(1,021)	(7,051)	(4,438)
Increase (decrease) in accounts payable and accrued expenses	1,368	2,318	(493)
Dividends and tax sharing payments	20,039	34,031	41,320
Other	(2,383)	(5,137)	488

	27,557	42,801	49,063

Banking
Net income	36,165	54,388	78,063
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	35,644	36,597	40,399
Decrease in income taxes payable	(4,567)	(40,900)	(44,853)
Depreciation and amortization	52,273	69,465	103,319
Provision (credit) for loan losses	3,383	(9,004)	(11,569)
Minority interest held by affiliates	9,041	13,597	19,516
Minority interest—other	10,000	10,000	10,000
Proceeds from sales of trading securities	568,923	224,536	192,105
Purchases and net fundings of loans held for securitization and/or sale	(3,329,777)	(4,186,104)	(5,620,487)
Proceeds from sales of loans held for securitization and/or sale	3,389,467	4,959,043	5,910,562
(Increase) decrease in interest-only strips receivable	30,206	3,910	(60,387)
(Increase) decrease in servicing assets	19,102	(3,466)	(16,737)
(Increase) decrease in other assets	50,917	(88,792)	(88,963)
Increase (decrease) in custodial accounts	(5,290)	(18,767)	4,956
Increase in other liabilities	7,256	65,549	19,255
Other	540	(890)	18,633

	873,283	1,089,162	553,812

Net cash provided by operating activities	900,840	1,131,963	602,875

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Property acquisitions	(47,187)	(108,029)	(13,532)
Development/redevelopment expenditures	(58,852)	(20,973)	—
Capital expenditures	(19,098)	(31,835)	(16,414)
Property sales, net	1,810	17,146	4,715
Note receivable and accrued interest — related party repayments/(advances), net	4,900	2,800	(5,423)
Equity investment in Saul Holdings and Saul Centers	(16,413)	(6,104)	(5,901)
Other investments	110	(431)	(776)

	(134,730)	(147,426)	(37,331)

Banking
Purchases of investment securities	(8,350)	—	(129,401)
Proceeds from redemption of Federal Home Loan Bank stock	299,208	273,074	282,492
Purchases of Federal Home Loan Bank stock	(329,086)	(222,430)	(279,238)
Net principal collected on loans	4,668,503	5,505,242	5,451,943
Net funding and purchases of loans receivable	(6,606,380)	(6,770,029)	(7,235,055)
Proceeds from sales of loans transferred to loans held for securitization and/or sale	2,052	181,995	405,483
Principal collected on mortgage-backed securities	269,789	184,810	217,497
Purchases of mortgage-backed securities	(36,577)	(126,788)	(299,866)
Proceeds from sales of automobiles subject to lease	42,888	106,333	189,540
Net purchases of property and equipment	(118,036)	(115,036)	(84,577)
Net proceeds from sales of property and equipment	26,476	701	—
Net proceeds from sales of real estate	18,561	4,707	12,031
Disbursements for real estate held for sale	(15,546)	(11,793)	(5,895)
Purchases of investment management companies	(5,902)	(9,552)	(7,019)

	(1,792,400)	(998,766)	(1,482,065)

Net cash used in investing activities	(1,927,130)	(1,146,192)	(1,519,396)

Continued on following page.

Consolidated Statements of Cash Flows (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(In thousands)	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing	$118,142	$294,882	$—
Principal curtailments and repayments of mortgages	(26,842)	(106,108)	(15,793)
Proceeds from secured revolving credit facilities	117,200	60,000	—
Repayments of secured revolving credit facilities	(103,200)	(60,000)	—
Proceeds from unsecured bridge loan	—	86,193	—
Repayments of unsecured bridge loan	—	(86,193)	—
Proceeds from sales of unsecured notes	—	935	5,674
Repayments of unsecured notes	(21,398)	(37,297)	(4,342)
Costs of obtaining financings	(2,231)	(3,316)	(3,193)
Cash dividends paid on preferred stock	(5,418)	(5,418)	(5,418)
Cash dividends paid on common stock	(6,582)	(6,582)	(6,582)

	69,671	137,096	(29,654)

Banking
Proceeds from customer deposits and sales of certificates of deposit	96,168,357	83,202,385	72,320,724
Customer withdrawals of deposits and payments for maturing certificates of deposit	(95,664,544)	(82,538,389)	(71,394,073)
Capital contribution from parent	9,995	—	1,418
Advances from the Federal Home Loan Bank	17,036,411	19,764,354	23,046,342
Repayments of advances from the Federal Home Loan Bank	(16,372,449)	(20,889,782)	(23,314,541)
Net increase in other borrowings	(258,742)	323,725	292,334
Cash dividends paid on preferred stock	(10,000)	(10,000)	(10,000)
Cash dividends paid on common stock	(20,000)	(40,000)	(49,000)

	889,028	(187,707)	893,204

Net cash provided by (used in) financing activities	958,699	(50,611)	863,550

Decrease in cash and cash equivalents	(67,591)	(64,840)	(52,971)
Cash and cash equivalents at beginning of year	456,579	521,419	574,390

Cash and cash equivalents at end of year	$388,988	$456,579	$521,419

Components of cash and cash equivalents at end of year as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$8,889	$46,391	$13,920
Banking
Cash and due from banks	357,634	394,309	438,074
Interest-bearing deposits	22,465	15,879	69,425

Cash and cash equivalents at end of year	$388,988	$456,579	$521,419

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$432,382	$352,104	$253,831
Income taxes paid, net	4,509	82,861	140,850
Shares of Saul Centers, Inc. common stock	32,592	9,895	12,591
Cash received during the year from:
Dividends on shares of Saul Centers, Inc. common stock	8,649	7,588	6,703
Distributions from Saul Holdings Limited Partnership	7,530	7,233	6,569
Supplemental disclosures of noncash activities:
Rollovers of notes payable—unsecured	—	823	7,247
Loans held for securitization and/or sale exchanged for trading securities	567,903	222,742	190,578
Loans receivable transferred to real estate acquired in settlement of loans	18,603	4,653	4,657
Loans receivable exchanged for mortgage-backed securities held-to-maturity	—	486,010	364,577
Loans receivable transferred to loans held for sale and/or securitization	—	—	693,567
Loans held for securitization and/or sale transferred to loans receivable	1,320,203	—	—
Assumption of debt not included in cash paid for acquisition of property	—	5,830	—

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – TRUST:

GENERAL

B.F. Saul Real Estate Investment Trust operates as a Maryland real estate investment trust. The principal business activities of B.F. Saul Real Estate Investment Trust and its consolidated subsidiaries (the “Trust” or “Total Company”) are the ownership of 80% of the outstanding common stock of Chevy Chase Bank, F.S.B., whose assets accounted for 95% of the Trust’s consolidated assets as of September 30, 2007, and the ownership and development of income-producing properties. The properties are located predominantly in the Mid-Atlantic and Southeastern regions of the United States and consist principally of hotels, office projects, and undeveloped land parcels. Chevy Chase Bank, F.S.B. is a federally chartered and federally insured stock savings bank and, as such, is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and various types of consumer loans and leases and commercial loans. The Bank’s principal deposit market is the Washington, DC metropolitan area.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NET INCOME PER COMMON SHARE

Net income per common share is determined by dividing net income, after deducting preferred share dividend requirements, by the weighted average number of common shares outstanding during the year. For fiscal years 2007, 2006 and 2005 weighted average number of shares used in the calculation was 4,807,510. The Trust has no common share equivalents.

RECLASSIFICATIONS

Certain reclassifications of prior periods’ information have been made to conform with the presentation of the consolidated financial statements for the year ended September 30, 2007, to assure comparability of all periods presented.

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

The Real Estate Trust purchases real estate investment properties from time to time and allocates the purchase price to various components, such as land, buildings, personal property and intangibles related to in-place leases, customer or franchise relationships and other intangibles in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” The purchase price is allocated based on the relative fair value of each component. See Note 7 regarding the Real Estate Trusts purchase of an office building from the Bank.

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

The purchase price allocation for the acquisition of a hotel property is determined based on the relative fair vale of the components of the property, which include land, building, personal property, franchise relationships, brand names, any in-place leases and other intangibles. The valuation of the personal property is based on management’s evaluation of the value of such property. The personal property is amortized over its remaining estimated useful life. To the extent that franchise relationship, trade name or other intangibles are present in an acquisition, the fair value of the intangibles are amortized over their estimated useful life or evaluated for impairment under SFAS No. 142, if determined to have an indefinite life. An impairment charge on indefinite lived intangible assets is recognized if the fair value is less than the carrying amount. At September 30, 2007 and 2006, indefinite lived intangible assets totaled $9.0 million, equal to their fair value, and are included in Other Assets on the balance sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. The Real Estate Trust considers a project to be substantially complete and held available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects. Expenditures for repairs and maintenance are charged to operations as incurred. Interest expense capitalized during fiscal 2007 and 2006 totaled $2.1 million and $1.1 million, respectively. There was no capitalization of interest during fiscal 2005.

CONSTRUCTION IN PROGRESS

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. The Construction in Progress balances as of September 30, 2007 and 2006 are as follows:

Construction in Progress

(In thousands)

	September 30, 2007	September 30, 2006
Tysons Park Place II	$34,348	$1,805
Dulles Hampton Inn	23,817	1,864
Circle 75 Townhomes	18,525	9,153
Circle 75 Infrastructure	7,066	7,248
Dulles SpringHill Suites	—	14,876

	$83,756	$34,946

Construction of the Dulles SpringHill Suites was substantially completed and the project was placed in service on January 8, 2007.

Construction of the Dulles Hampton Inn was substantially completed and the project opened for business on October 18, 2007.

The decrease in the Circle 75 Infrastructure results from costs being allocated to townhome units upon sale.

INCOME RECOGNITION HOTEL AND OFFICE PORTFOLIO

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

ACCOUNTS RECEIVABLE AND ACCRUED INCOME

Accounts receivable and accrued income of approximately $18.8 million and $16.4 million at September 30, 2007 and 2006, respectively, included in other assets in the financial statements, primarily represents amounts due from commercial property tenants in accordance with the terms of the respective leases and hotel property accounts based on contractual payment obligations. Receivables are reviewed monthly and reserves established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable from commercial property tenants includes minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Liabilities

The fair market value, and the current carrying amount, of notes payable—secured is $250 million, based on management’s estimate of current market rates and conditions. The fair value of mortgage notes payable, which includes real estate held for sale, is based on management’s estimate of current market rates for its debt. At September 30, 2007, and 2006, the fair value of mortgage notes payable was $582.2 and $496.1 million, respectively while the carrying amounts of the mortgage notes payable was $579.6 and $488.3 million, respectively. The fair value of notes payable—unsecured is based on the rates currently offered by the Real Estate Trust for similar notes. At September 30, 2006 the fair value of notes payable—unsecured was $21.5 million while the carrying amount was $21.4 million. There were no notes payable – unsecured outstanding at September 30, 2007.

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

NEW ACCOUNTING STANDARDS – THE TRUST:

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the Trust’s 2008 fiscal year. The Trust is currently evaluating the impact, if any, that FIN 48 will have on the Trust’s financial statements. The Trust believes that FIN 48 will not have a material impact on its financial statements.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – THE BANK:

Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

Federal Reserve Board regulations require the Bank to maintain reserves in the form of cash or deposits in its account at the Federal Reserve Bank of Richmond. The Bank’s average reserve requirements, before credit for vault cash, were $88.9, $87.7 and $87.8 million during the years ended September 30, 2007, 2006 and 2005, respectively.

Loans Held for Securitization and/or Sale:

At September 30, 2007, loans held for securitization and/or sale were comprised of single-family residential loans totaling $202.2 million and automobile loans totaling $108,000. At September 30, 2006, loans held for securitization and/or sale were composed of single-family residential loans of $467.6 million. These loans are originated or purchased for sale in the secondary market and are carried at the lower of aggregate cost or aggregate market value. The Bank periodically securitizes and sells certain pools of loan receivables in the public and private markets in transactions that are recorded as sales. Single-family residential loans held for sale will either be sold or will be exchanged for mortgage-backed securities and then sold.

Gains and losses on sales of loans held for securitization and/or sale are determined using the specific identification method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment and Mortgage-Backed Securities:

The Bank classifies its investment and mortgage-backed securities as either “held-to-maturity,” “available-for-sale” or “trading” at the time such securities are acquired. Investment and mortgage-backed securities classified as “held-to-maturity” are reported at amortized cost. Investment and mortgage-backed securities classified as “available-for-sale” are reported at fair value, with unrealized gains and losses, net of the related tax effect, reported as a separate component of stockholders’ equity. Investment and mortgage-backed securities classified as “trading” are reported at fair value, with unrealized gains and losses included in earnings. All investment securities and mortgage-backed securities are classified as held-to-maturity at September 30, 2007 and 2006. Premiums and discounts on investment securities and mortgage-backed securities are amortized or accreted using the level-yield method.

Trading Securities:

As part of its mortgage banking activities, the Bank exchanges certain loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Proceeds from sales of trading securities were $568.9, $224.5 and $192.1 million during the years ended September 30, 2007, 2006 and 2005, respectively. The Bank realized net gains of $1.0, $1.8 and $2.3 million on the sales of trading securities for the years ended September 30, 2007, 2006 and 2005, respectively. Gains and losses on sales of trading securities are determined using the specific identification method and are included in servicing, securitization and mortgage banking income in the Consolidated Statements of Operations. There were no mortgage-backed securities classified as trading securities at September 30, 2007 and 2006.

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

Each impaired real estate or commercial loan is evaluated individually to determine the income recognition policy. Generally, payments received are applied as a reduction of principal. At September 30, 2007 and 2006, the Bank had no impaired loans. The Bank did not recognize any interest income on impaired loans during the years ended September 30, 2007, 2006 and 2005.

Allowance for Loan Losses:

The allowance for loan losses represents management’s estimate of credit losses inherent in the Bank’s loan portfolios as of the balance sheet date. The Bank’s methodology for assessing the appropriate level of the allowance consists of several key elements, which include the allocated allowance, specific allowances for identified problem loans and the unallocated allowance. Management reviews the adequacy of the allowance for loan losses using a variety of measures and tools including historical loss performance, delinquent status, current economic conditions, internal risk ratings and current underwriting policies and procedures.

The allocated allowance is assessed on both homogeneous and non-homogeneous loan portfolios. A range is calculated by applying loss and delinquency factors to the outstanding loan balances of these portfolios. Loss factors are based on analysis of the historical performance of each loan category and an assessment of portfolio trends and conditions, as well as specific risk factors impacting the loan portfolios. Each homogeneous portfolio is evaluated collectively. In addition, at September 30, 2007, the Bank performed an analysis of the underlying collateral on all single-family loans that are greater than two payments delinquent.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The unallocated allowance is based upon management’s evaluation and judgment of various conditions that are not directly measured in the determination of the allocated and specific allowances. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting the key lending areas of the Bank, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, regulatory examination results and findings of the Bank’s internal credit evaluations. At September 30, 2007 and 2006, most of the unallocated allowance relates to risks inherent in the mortgage loan portfolio, including, for example, geographic concentration and increased delinquent and non-accrual loans.

The allowance for losses is based on estimates and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary.

Accrued Interest Receivable on Loans:

Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal or interest has become unlikely. Uncollectible accrued interest receivable on non-accrual loans is charged against current period interest income. Loans on non-accrual status totaled $87.1 and $31.4 million at September 30, 2007 and 2006, respectively.

Real Estate Held for Sale:

Real estate held for sale, included in other assets on the Consolidated Statements of Financial Condition, consists of real estate acquired in settlement of loans (“REO”) and is carried at the lower of cost or fair value (less estimated selling costs). Costs relating to the development and improvement of property, including interest, are capitalized, whereas costs relating to the holding of property are expensed. REO totaled $48.4 and $32.3 million at September 30, 2007 and 2006, respectively.

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

Goodwill and Other Intangible Assets:

Goodwill is not amortized, but, instead, is periodically tested for impairment. An impairment loss on goodwill is recognized if the fair value is less than the carrying amount. At September 30, 2007 and 2006, the fair value of the goodwill recorded on the Bank’s balance sheet exceeded its carrying value. At September 30, 2007 and 2006, goodwill totaled $43.2 and $37.3 million, respectively.

In July 2005, a subsidiary of the Bank purchased an investment management company and recorded goodwill of $5.9 million and a separately identified intangible asset of $1.1 million. The separately identified intangible asset is being amortized over its expected life. The subsidiary was required to pay an additional $750,000 during each of fiscal year 2007 and 2006, which was capitalized as goodwill.

In October 2005, another subsidiary of the Bank purchased an investment management company and recorded goodwill of $6.9 million and a separately identified intangible asset of $1.9 million. The intangible asset is being amortized over its expected life. The subsidiary was required to pay an additional $5.2 million during the fiscal year 2007 and could be required to pay an additional $13.7 million over the next two years, if certain contingencies are satisfied.

The premium attributable to the value of home equity relationships related to certain home equity loans purchased in fiscal 1999, amounting to $131,000 and $165,000, net, at September 30, 2007 and 2006, respectively, is included in goodwill and other intangible assets in the Consolidated Statements of Financial Condition. This premium is being amortized over the estimated term of the underlying relationships. The Bank did not purchase any home equity loans during fiscal years 2007, 2006 and 2005.

Accumulated amortization of other intangible assets was $12.1 and $11.7 million at September 30, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Servicing Assets:

Servicing assets are recorded when purchased and in conjunction with loan sale and securitization transactions. Prior to October 1, 2006, servicing assets were stated net of accumulated amortization and were amortized in proportion to the remaining net servicing revenues estimated to be generated by the underlying loans. Effective October 1, 2006, servicing assets are carried at their fair value.

The fair value of servicing assets is estimated using projected cash flows, adjusted for the effect of anticipated prepayments, and a market discount rate. See Note 16.

Interest-Only Strips Receivable:

The Bank accounts for its interest-only certificates and/or interest-only strips receivable (collectively, “interest-only assets”) as trading securities and, accordingly, carries them at fair value. The Bank uses certain assumptions to calculate the carrying values of the interest-only assets, mainly estimates of prepayment speeds, credit losses and interest rates, which are beyond the control of the Bank. To the extent actual results differ from the assumptions, the carrying values are adjusted accordingly. The fair value adjustments for interest-only assets are included in servicing, securitization and mortgage banking income. Fair value write downs of $8.9, $88.3 and $121.0 million were recorded in the years ended September 30, 2007, 2006 and 2005, respectively.

Interest-only assets capitalized in the years ended September 30, 2007, 2006 and 2005 amounted to $100.3, $208.1 and $275.4 million, respectively, and were related to the securitization and sale of loan receivables. See Note 17.

Derivative Financial Instruments:

The Bank uses derivative financial instruments to reduce interest-rate risk with respect to its mortgage banking activities. At September 30, 2007 and 2006, all derivatives are recorded on the balance sheet at their fair market value. See Note 29.

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

Recently Issued Accounting Standards:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007, but early adoption is permitted. Upon adoption, SFAS 159 allows entities to make a one-time irrevocable election to measure certain existing financial assets and liabilities at fair value and report the unrealized gains and losses on those items in earnings at each subsequent reporting date. When adopting SFAS 159, entities must also adopt SFAS 157, “Fair Value Measurements,” issued in September 2006, which defines fair value and outlines the hierarchy of inputs that should be used when calculating fair value. The Bank has not decided which, if any, assets it will elect fair value treatment for.

In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) consensus 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 eliminates the diversity in policyholder calculations of the amount that would be realized under a life insurance contract if that contract were terminated. Under EITF 06-5, policyholders will be required to recognize contract-based values at their net present value. EITF 06-5 is effective for the Bank’s fiscal year beginning October 1, 2007. The adoption of EITF 06-5 did not have a material impact on the Bank’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 eliminates the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS 157 clarifies the definition of fair value as an exit price and defines the exit price as the price in an orderly transaction between market participants to sell an asset or to settle a liability in the principal or most advantageous market for the asset or liability. Furthermore, SFAS 157 establishes a three-level fair value hierarchy that distinguishes between (i) market participant assumptions developed from independent and observable inputs and (ii) the reporting entity’s own assumptions about market participant assumptions developed from unobservable inputs. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Bank has not yet determined the impact, if any, of the adoption of this Statement on the Bank’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS 140 to require an entity (i) to initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable; (ii) to separately present servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position; and (iii) to provide additional disclosures for all separately recognized servicing assets and servicing liabilities. In addition, SFAS 156 permitted an entity to irrevocably choose either the amortization method or the fair value measurement method for the subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. SFAS 156 was effective for the Bank on October 1, 2006. As a result of the adoption of SFAS 156 the Bank identified its mortgage servicing rights (“MSRs”) relating primarily to residential mortgage loans as a class of servicing rights and elected to apply fair value accounting to this class of MSRs. Presently, this class, which also includes servicing rights related to home equity and home improvement loans, represents all of the Bank’s MSRs.

The impact of the adoption, which represents the difference between the fair value and the carrying amount of the MSRs, net of any related valuation allowance, was $4.1 million, net of related income taxes, and was recorded as a cumulative-effect adjustment to retained earnings on October 1, 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) by eliminating SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 permits fair value measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS 155 applies to all financial instruments acquired or issued by the Bank on October 1, 2006 and upon adoption for existing bifurcated hybrid financial instruments not being used in hedging relationships. The adoption of this statement did not have a material effect on the Bank’s financial condition or results of operations.

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

During fiscal 2007, 2006 and 2005, the Bank made dividend payments totaling $16.0, $32.0 and $39.2 million to the Real Estate Trust. During fiscal 2007, 2006 and 2005, the Bank made net tax sharing payments totaling $4.0, $2.0 and $2.1 million to the Real Estate Trust.

Although operations have shown significant improvement in fiscal 2007 and 2006, in recent years the operations of the Real Estate Trust have generated net operating losses while the Bank has reported net income. The Trust’s consolidation of the Bank’s operations into the Trust’s federal income tax return has resulted in the use of the Real Estate Trust’s net operating losses to reduce the federal income taxes the Bank would otherwise have owed. If in any future year, the Bank has taxable losses or unused credits, the Real Estate Trust would be obligated to reimburse the Bank for the greater of (i) the tax benefit to the group using such tax losses or unused tax credits in the group’s consolidated federal income tax returns or (ii) the amount of the refund which the Bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group.

5. INVESTMENT IN SAUL CENTERS, INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP—REAL ESTATE TRUST:

During fiscal 2007 and 2006 the Real Estate Trust purchased, through dividend reinvestment and on the open market, approximately 628,000 and 254,000 shares of common stock of Saul Centers, Inc. (“Saul Centers”), respectively and as of September 30, 2007 and 2006 owned approximately 5,348,000 shares and 4,721,000 shares representing 30.2% and 27.5% of such company’s outstanding common stock, respectively. As of September 30, 2007 and 2006, the market value of the total shares was approximately $275.0 million and $212.0 million, respectively. The majority of these shares have been pledged as collateral with the Real Estate Trust’s credit line banks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In fiscal 1993, the Real Estate Trust entered into a series of transactions in connection with the initial public offering of Saul Centers. The Real Estate Trust transferred its 22 shopping centers and one of its office properties together with the $196.0 million of mortgage debt and deferred interest associated with such properties, to a newly formed partnership, Saul Holdings Limited Partnership (“Saul Holdings Limited Partnership”), in which as of September 30, 2007, the Real Estate Trust owns (directly or through one of its wholly owned subsidiaries) a 18.9% interest, other entities affiliated with the Real Estate Trust own a 4.5% interest, and Saul Centers owns a 76.6% interest. As of September 30, 2006 the Real Estate Trust owned (directly or through one of its wholly owned subsidiaries) a 19.4% interest, other entities affiliated with the Real Estate Trust owned a 4.6% interest and Saul Centers owned a 76.0% interest. Certain officers and trustees of the Trust are also officers and/or directors of Saul Centers. Under the Saul Holdings Partnership Agreement, the units are generally convertible on a one-for-one basis into common stock of Saul Centers. However, most of the limited partnership units were not convertible as of September 30, 2007 because the conversion would cause the Real Estate Trust and certain affiliates of the Trust to exceed the ownership limitation under our articles of incorporation, which restricts the amount of our equity they may constructively or beneficially own, denoted by reference to provisions of the Code. The Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Limited Partnership provides for quarterly distributions to the partners out of net cash flow. During fiscal 2007, the Real Estate Trust received total cash distributions of $7.5 million from Saul Holdings Partnership which were all reinvested in common stock of Saul Centers. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s credit line banks.

Pursuant to a reimbursement agreement among the partners of Saul Holdings Limited Partnership and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At September 30, 2007, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $100.0 million. The Real Estate Trust believes that Saul Holdings will be able to make all payments due with respect to its debt obligations.

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

The management of Saul Centers has adopted a strategy of maintaining a ratio of total debt to total asset value, as estimated by management, of fifty percent or less. The management of Saul Centers has concluded at September 30, 2007, that the total debt of Saul Centers remains below fifty percent of total asset value. The total asset value is determined by the management of Saul Centers as the aggregate fair value of the portfolio of properties by reference to the properties’ aggregate cash flow. As a result, the management of the Real Estate Trust has concluded that fundings under the reimbursement agreement are remote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2007 and 2006, the Real Estate Trust’s investment in the consolidated entities of Saul Centers, which is accounted for under the equity method, consisted of the following.

(In thousands)	September 30, 2007	September 30, 2006
Saul Holdings:
Investment in partnership units	$19,112	$19,112
Distributions in excess of allocated net income	(24,118)	(23,631)
Saul Centers:
Investment in common shares	151,438	110,521
Distributions in excess of allocated net income	(19,353)	(16,200)

Total	$127,079	$89,802

The Trust’s investments in Saul Centers exceeded the underlying book value of the investment at the time of the purchases. At September 30, 2007 and 2006, the cumulative excess totaled $132.1 and $101.0 million, respectively. This amount is being amortized over the estimated remaining useful life of the underlying real estate assets. At September 30, 2007 and 2006, the unamortized balance was $116.4 and $88.2 million, respectively.

The unaudited Condensed Consolidated Balance Sheets as of September 30, 2007 and 2006, and the unaudited Condensed Consolidated Statements of Operations for the twelve months ended September 30, 2007, 2006 and 2005 of Saul Centers follow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,
(In thousands)	2007	2006
Assets
Real estate investments	$881,646	$834,050
Accumulated depreciation	(229,055)	(210,025)
Other assets	72,432	65,714

Total assets	$725,023	$689,739

Liabilities and stockholders’ equity
Mortgage notes payable	$528,604	$490,897
Other liabilities	42,798	73,800

Total liabilities	571,402	564,697
Minority Interests	5,091	5,926
Total stockholders’ equity	148,530	119,116

Total liabilities and stockholders’ equity	$725,023	$689,739

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Twelve Months Ended September 30,
(In thousands)	2007	2006	2005
Revenue
Base rent	$116,911	$107,579	$97,438
Other revenue	30,767	27,329	26,372

Total revenue	147,678	134,908	123,810

Expenses
Operating expenses	32,336	28,658	24,942
Interest expense and amortization of debt expense	33,414	31,894	29,663
Depreciation and amortization	25,885	25,128	24,137
General and administrative	11,013	10,015	9,527

Total expenses	102,648	95,695	88,269

Operating income before minority interests	45,030	39,213	35,541
Minority interests	(8,751)	(7,507)	(7,976)

Net income	36,279	31,706	27,565
Preferred dividends	(8,000)	(8,000)	(8,000)

Net income available to common shareholders	$28,279	$23,706	$19,565

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. REAL ESTATE INVESTMENT PROPERTIES—REAL ESTATE TRUST:

The following table summarizes the cost basis of income-producing properties and land parcels together with their related debt.

(Dollars in thousands)	No.	Land	Buildings and Improvements	Total	Related Debt (1)
September 30, 2007
Income-producing properties
Hotels	18	$36,758	$351,001	$387,759	$302,555
Office and industrial	15	23,931	241,720	265,651	$237,044
Other	2	1,128	—	1,128	—

	35	$61,817	$592,721	$654,538	$539,599

Land Parcels	11	$43,354	$—	$43,354	$—

Construction in Progress	4	$3,429	$80,327	$83,756	$40,406

(1)	Amount includes $579.6 million of mortgage notes payable and approximately $366 of capital leases.

(Dollars in thousands)	No.	Land	Buildings and Improvements	Total	Related Debt (2)
September 30, 2006:
Income-producing properties
Hotels	17	$36,215	$323,590	$359,805	$285,132
Office and industrial	14	15,369	194,646	210,015	200,010
Other	2	1,128	—	1,128	—

	33	$52,712	$518,236	$570,948	$485,142

Land Parcels	11	$44,582	$—	$44,582	$—

Construction in Progress	4	$3,972	$30,974	$34,946	$4,011

(2)	Amount includes $488.3 million of mortgage notes payable and approximately $815 of capital leases.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

7. REAL ESTATE ACQUIRED – OPERATING PROPERTIES – REAL ESTATE TRUST:

On March 29, 2007, the Real Estate Trust acquired an approximately 178,000 square foot office building located in Bethesda, Maryland from the Bank for a purchase price of $46.0 million. The acquisition was funded by the Real Estate Trust’s revolving credit facilities and with cash on hand. A $37.0 million mortgage note was placed on this property on June 21, 2007. The purchase price for the acquisition was established using an independent appraisal. The Bank realized an after tax gain totaling $9.6 million on the sale. The gain was eliminated in consolidation and the Real Estate Trust has recorded this office building using the Bank’s basis. The results of operations of the office building were included in the Real Estate section of the consolidated statements of operations beginning April 1, 2007.

On March 24, 2006, the Real Estate Trust acquired a 145 room historic hotel located in Washington, D.C. for a purchase price of approximately $100.0 million. The Real Estate Trust accounted for the acquisition in accordance with SFAS No. 141, “Business Combinations.” The Real Estate Trust allocates the purchase price to various components, such as land, building, personal property and certain marketing related, customer related and franchise related intangibles, if applicable, as described in Note 2.Of the total cost $9.0 million has been allocated to intangible assets, included in Other Assets on the Consolidated Balance Sheets, $4.1 million has been allocated to personal property and the remainder allocated to land and building which are included in Hotel Real Estate on the consolidated balance sheet. The results of operations of the acquired hotel were included in the consolidated statements of operations as of the acquisition date.

On November 1, 2005, the Real Estate Trust acquired a 137 room hotel property located in Fairfax County, Virginia for a purchase price of approximately $12.7 million, which included the assumption of a mortgage note of $5.8 million, see Note 10. The Real Estate Trust accounted for the acquisition in accordance with SFAS No. 141, “Business Combinations.” A total of $317,000 of the total cost was allocated as personal property and is included in hotel real estate assets. The personal property assets are being amortized over their estimated remaining useful life, a weighted average term of 2.0 years. There were no above or below market lease intangibles or any value assigned to customer or franchise relationships. The results of operations of the acquired hotel were included in the consolidated statements of operations as of the acquisition date.

On May 25, 2005 the Real Estate Trust acquired an approximately 12,000 square foot office building located in Montgomery County, Maryland for approximately $5.3 million. The Real Estate Trust accounted for the acquisition in accordance with SFAS No. 141, “Business Combinations.” The $5.3 million total cost includes both the property’s purchase price and closing costs. A total of $150,000 of the total cost was allocated as lease intangible assets and included in other assets. The lease intangible assets are being amortized over the remaining periods of the leases acquired, a weighted average term of 2.6 years. The values of below market leases totaled $266,000 and are being amortized over a weighted average term of 2.1 years and included in other liabilities and accrued expenses. There were no above market lease intangibles. The results of operations of the acquired office building were included in the consolidated statements of operations as of the acquisition date.

As of September 30, 2007 and 2006 the gross carrying amount of the lease intangible assets included in lease acquisition costs was $150,000 in each period and accumulated amortization was $135,000 and $101,000, respectively. Total amortization of this asset was $34,000, $76,000 and $25,000 for the years ended September 30, 2007, 2006 and 2005, respectively. As of September 30, 2007 and 2006 the gross carrying amount of the below market lease intangibles included in other liabilities and accrued expenses was $266,000 in each period and accumulated amortization was $253,000 and $203,000, respectively. Total amortization of this liability was $50,000, $153,000 and $50,000 for the years ended September 30, 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. REAL ESTATE SOLD/DISCONTINUED OPERATIONS – REAL ESTATE TRUST:

Land Parcels:

On June 22, 2007 the Real Estate Trust was notified that its appeal regarding additional proceeds from a February 2006 condemnation of a 3.71 acre parcel had been approved by the Loudoun County Circuit Court. Additional proceeds of $325,000 were received on July 10, 2007 and the remainder of the gain was recorded in fiscal 2007. The initial proceeds of approximately $708,000 were originally placed in escrow then received by the Real Estate Trust on August 8, 2006. An initial gain of $416,000 was recorded in fiscal 2006.

On November 22, 2006, the Real Estate Trust received additional proceeds of approximately $1.6 million as final settlement of the February 2004 condemnation of 7.93 acres of land by the Commonwealth of Virginia. The proceeds of $1.6 million include approximately $300,000 in interest income and $8,000 of cost reimbursements. The Real Estate Trust recorded the final gain of approximately $1.2 million, net of approximately $400,000 of related expenses during fiscal 2007. The initial gain on this condemnation of $2.7 million was recorded in fiscal 2004.

On July 11, 2005, approximately 22 acres of the Real Estate Trust’s 159 acre land parcel in Overland Park, Kansas was acquired by the Kansas Department of Transportation through a condemnation proceeding. The Real Estate Trust was awarded approximately $1.2 million which resulted in a gain of $263,000 in fiscal 2005 which was recorded as Gain on Sales of Property.

Operating Properties:

Included in income from operations of discontinued real estate assets for fiscal 2006 and 2005 are two hotel properties and two other real estate property assets. The sales of the hotel properties closed in December 2005 and January 2006, respectively. The sales of the other real estate assets closed in February 2006 and January 2005. There was no income from operations of discontinued real estate assets during fiscal 2007.

The Real Estate Trust makes the determination to sell a property when it no longer meets its investment criteria. The Real Estate Trust determines if the assets meet the held for sale criteria in accordance with FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Real Estate Trust compares the carrying value of these assets to their estimated fair value, less cost to sell, to determine if the assets were impaired. No impairment charges have been recorded. At September 30, 2006 the two hotel assets and one of the other real estate properties held for sale were classified as Real Estate Held for Sale on the Consolidated Balance Sheets and the corresponding mortgage notes secured by the two hotel assets were classified as Mortgage notes payable – real estate held for sale on the Consolidated Balance Sheets. There were no assets held for sale at September 30, 2007.

Income from operations of discontinued real estate assets totaled $4.2 million in fiscal 2006. Net operating results for the two hotel properties for fiscal 2006 produced income from operations of discontinued real estate assets of approximately $1.3 million, which includes a combined gain on sale of approximately $3.4 million, and a loss from operations of discontinued real estate assets of $2.1 million. Included in the loss from operations is $1.8 million of costs associated with the defeasance of a mortgage which secured one of the hotel properties. Also included in income from operations of discontinued real estate assets in fiscal 2006 is a gain on the sale of one of the Real Estate Trust’s other real estate assets of $2.9 million and income from operations of the other real estate asset of approximately $47,000. This asset was sold in February 2006.

Loss from operations of discontinued real estate assets totaled $1.5 million for fiscal 2005. Included, are operating losses of $920,000 for the two hotels which were sold in fiscal 2006 and an operating loss of $1.8 million for a hotel that was sold in December 2004. Included in the $1.8 million operating loss is $1.6 million of costs associated with the defeasance of the mortgage which the hotel property secured, including a $1.5 million prepayment premium and an additional loss of $17,000 which reflects the difference between the actual loss on the sale of the hotel property and the estimated loss recorded in fiscal 2004. Also included in the fiscal 2005 net loss is operating income of approximately $284,000 associated with the other real estate property sold in February 2006 and an approximately $900,000 gain on sale and $12,000 operating income from the other real estate asset sold in January 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On May 25, 2007, the Real Estate Trust closed on a $105.0 million construction/permanent loan for its Tysons Park Place II development. The loan is for a term of 14.5 years and will bear interest at 6.28%. Interest only will be payable for the initial three years, thereafter monthly interest and principal will be payable based on a 30 year amortization period. The loan will be used to fund the majority of the construction costs for the Tysons Park Place II development. The Real Estate Trust received loan draws of $26.7 million during fiscal 2007, which amounted to the balance outstanding under this loan at September 30, 2007.

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

On March 29, 2007, the Real Estate Trust closed on a $21.2 million construction loan which will be used to finance the construction of the Hampton Inn Dulles located in Loudoun County, Virginia. The loan, which is due on March 29, 2009, with three one-year extension options, bears interest at 155 basis points over a floating rate index. Interest only is payable through maturity. The loan balance as of September 30, 2007 is $13.7 million, all of which was drawn during fiscal 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Notes payable – unsecured:

Notes payable—unsecured includes notes which have been sold by the Real Estate Trust directly to investors at varying interest rates with maturities of one to ten years. These notes do not contain any provisions for conversion, sinking fund or amortization, but are subject to a provision permitting the Real Estate Trust to call them prior to maturity as long as the notes have been outstanding for over one year. On June 19, 2006 the Real Estate Trust terminated its public offering of these notes and subsequently withdrew the registration of the un-issued notes. Consistent with the terms of the notes, during the year ended September 30, 2006, the Real Estate Trust called $29.6 million of the outstanding notes for prepayment, of which $19.1 million were outstanding at September 30, 2006 and were prepaid during the first quarter of fiscal 2007. The remaining $2.3 million of uncalled unsecured notes matured during the first quarter of fiscal 2007. As of the end of the first quarter of fiscal 2007 all of the unsecured notes outstanding as of September 30, 2006 were repaid. There were no unsecured notes outstanding as of September 30, 2007. The weighted average interest rate was 7.6% at September 30, 2006.

Credit facilities:

Effective July 2, 2007, the Real Estate Trust amended and restated its $60.0 million secured revolving credit line with an unrelated bank, expanding the facility to $75.0 million and extending the maturity date two years to January 31, 2010, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread, effective June 29, 2007, at 150 basis points over the index. At September 30, 2007, the Real Estate Trust had $6.0 million in outstanding borrowings and unrestricted availability of $69.0 million.

Effective June 14, 2007, the Real Estate Trust amended and restated its additional $60.0 million revolving credit line with an unrelated bank, expanding the facility to $75.0 million and extending the maturity date two years to June 30, 2010, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread, effective June 14, 2007, at 150 basis points over the index. At September 30, 2007, the Real Estate Trust had $8.0 million in outstanding borrowings and unrestricted availability of $61.5 million. The Real Estate Trust was issued a $6.0 million letter of credit, which was reduced to $5.5 million during fiscal 2007, for the benefit of a mortgage lender as part of one of the mortgage financings completed during fiscal 2006. The letter of credit will continue to be reduced annually based on the amount of capital expended at the subject property. The letter of credit reduces the availability under the revolving credit facility.

At September 30, 2007 and 2006 the Real Estate Trust was in compliance with its debt covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The maturity schedule for the Real Estate Trust’s outstanding debt, including mortgage notes payable for real estate held for sale, at September 30, 2007 for the fiscal years commencing October 1, 2007 is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes	Notes Payable—Secured	Total
2008	$7,531	$—	$7,531
2009	17,667	—	17,667
2010	13,108	14,000	27,108
2011	23,790	—	23,790
2012	31,415	—	31,415
Thereafter (1)	486,128	250,000	736,128

Total	$579,639	$264,000	$843,639

Of the $579.6 million of mortgage notes outstanding at September 30, 2007, $539.2 million was non-recourse to the Real Estate Trust.

(1)	Includes 100%, $26.7 million, of the Tysons Park Place II construction/permanent loan balance drawn to date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. INCOME FROM COMMERCIAL PROPERTIES—REAL ESTATE TRUST:

Income from commercial properties includes minimum rent arising from non-cancelable commercial leases. Minimum rent for fiscal years 2007, 2006 and 2005 amounted to $37.4, $35.2 and $34.9 million, respectively. Future minimum rentals as of September 30, 2007 under non-cancelable leases are as follows:

Fiscal Year	(In thousands)
2008	$38,999
2009	33,575
2010	25,941
2011	20,053
2012	13,427
Thereafter	29,925

Total	$161,920

12. TRANSACTIONS WITH RELATED PARTIES—REAL ESTATE TRUST:

TRANSACTIONS WITH B. F. SAUL COMPANY AND ITS SUBSIDIARIES

In fiscal 2005, the Real Estate Trust was managed by B. F. Saul Advisory Company, L.L.C., (the “Advisor”), a wholly-owned subsidiary of B. F. Saul Company (“Saul Co.”). On October 1, 2005, the Advisor’s obligations under the advisory agreement were assigned to Saul Co. and thus, in fiscals 2006 and 2007, the Real Estate Trust was managed by Saul Co. pursuant to an advisory agreement that expires on December 31, 2007, except that it will continue year to year thereafter unless cancelled by either party at the end of any contract year. All of the Real Estate Trust officers and four Trustees of the Trust are also officers and/or directors of Saul Co. The Advisor was and Saul Co. is paid a fixed monthly fee which is subject to annual review by the Trustees. The average monthly fee was $602,000 during fiscal 2007, $560,000 during fiscal 2006, and $487,000 during fiscal 2005.

Saul Co. and B.F. Saul Property Company (“Saul Property Co.”), a wholly-owned subsidiary of Saul Co., provide services to the Real Estate Trust through commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property agreements. Fees paid to Saul Co. and Saul Property Co. amounted to $14.7, $13.0 and $9.1 million in fiscal 2007, 2006 and 2005, respectively, related to these services.

The Real Estate Trust reimburses Saul Co. and Saul Property Co. for costs and expenses incurred on behalf of the Real Estate Trust, in-house legal expenses, and for all travel expenses incurred in connection with the affairs of the Real Estate Trust.

In fiscal 2005, the Real Estate Trust paid the Advisor fees equal to 2% of the principal amount of the unsecured notes as they are issued to offset its costs of administering the program. On October 1, 2005, in conjunction with the Real Estate Trust’s decision to discontinue the public sale of unsecured notes, the fee agreement was modified whereas the fee to Saul Co. for any calendar month that the Real Estate Trust did not issue notes under the program was to be $7,500 for such month. These payments amounted to $90,000, $111,000 and $267,000 in fiscal 2007, 2006 and 2005, respectively. No unsecured notes were sold in fiscals 2006 and 2007, and all notes were repaid as of September 30, 2007.

A subsidiary of Saul Co. is a general insurance agency which receives commissions and countersignature fees in connection with the Real Estate Trust’s insurance program. Such commissions and fees amounted to approximately $391,000, $311,000 and $316,000 in fiscal 2007, 2006 and 2005, respectively.

Under an existing unsecured note receivable from Saul Co., which was modified and amended on October 1, 2005, not to exceed $30.0 million, the Real Estate Trust received net repayments of $4.9 million during fiscal 2007. During fiscal 2006 net repayments totaled $2.8 million. At September 30, 2007 and September 30, 2006, the note balance totaled $5.4 million and $10.3 million, respectively. Interest is computed on the note at 200 basis points over a floating rate index. Interest earned on the note amounted to $532,000, $959,000 and $616,000 during fiscal 2007, 2006 and 2005, respectively. The note is due and payable on September 30, 2015.

TRANSACTIONS WITH CHEVY CHASE BANK AND ITS SUBSIDIARIES

On March 29, 2007, the Real Estate Trust closed on a $46.0 million purchase of an office building from the Bank located in Bethesda, MD. The purchase price of the acquisition was established using an independent appraisal. The Bank realized a gain totaling $9.6 million on the sale. The gain is eliminated in consolidation and the Real Estate Trust has recorded this office building using the Bank’s carryover basis.

On September 13, 2005, the Real Estate Trust closed on a $6.2 million purchase of a land parcel from the Bank located in Loudoun County, VA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On July 25, 2005 the Real Estate Trust closed on a $1.9 million purchase of a land parcel from the Bank located in Loudoun County, VA.

The purchase price for the two land parcel acquisitions was established using independent appraisals. The Bank realized gains totaling $2.3 million on the two sales. The gains are eliminated in consolidation and the Real Estate Trust has recorded these land parcels using the Bank’s carryover basis.

REMUNERATION OF TRUSTEES AND OFFICERS

For fiscal years 2007, 2006, and 2005, the Real Estate Trust paid the Trustees approximately $95,000, $94,000 and $104,000, respectively, for their services. Two of the Trustees have historically elected to defer the receipt of their fees. Interest is accrued on these deferred fees at the two year treasury rate, adjusted quarterly. Deferred fees totaled $30,000 per year in fiscal 2007, 2006 and 2005. Interest accrued on the deferred balances totaled $21,000, $20,000 and $16,000 for fiscal 2007, 2006 and 2005, respectively. At September 30, 2007 and 2006, the payable due to the Trustees, included in Other liabilities and accrued expenses on the Balance Sheet, totaled $483,000 and $432,000, respectively. These funds are available to the Trustees upon their request. No compensation was paid to the officers of the Real Estate Trust for acting as such; however, one Trustee was paid by the Bank for his services as Chairman of the Board and Chief Executive Officer of the Bank, and four others received payments for their services as directors of the Bank. Four of the Trustees and all of the officers of the Real Estate Trust receive compensation from Saul Co. as directors and/or officers.

SAUL HOLDINGS LIMITED PARTNERSHIP AND SAUL CENTERS, INC.

The Real Estate Trust accounts for these investments under the equity method. The Real Estate Trust’s share of earnings for fiscal 2007, 2006 and 2005 was $12.5, $10.6 and $8.8 million, respectively, see Note 5.

OTHER TRANSACTIONS

The Real Estate Trust leases space to the Bank and Saul Property Co. at several of its income-producing properties. Minimum rents and expense recoveries paid by these affiliates amounted to approximately $6.2, $5.8 and $5.4 million in fiscal 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. INVESTMENT AND MORTGAGE-BACKED SECURITIES – THE BANK:

At September 30, 2007 and 2006, investment securities are comprised of U.S. Government and agency debt securities and are classified as held-to-maturity. At September 30, 2007 and 2006, all mortgage-backed securities are also classified as held-to-maturity. Gross unrealized holding gains and losses on the Bank’s U.S. Government and mortgage-backed securities are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
September 30, 2007
Investment securities:
Original maturity after one year, but within five years	$210,363	$1,382	$—	$211,745
Mortgage-backed securities:
FNMA	162,491	230	1,083	161,638
FHLMC	708,667	115	7,185	701,597
Non-agency, AAA rated	163,990	—	3,608	160,382
Non-agency, other investment grade	18,285	—	1,478	16,807

Total	$1,263,796	$1,727	$13,354	$1,252,169

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
September 30, 2006
Investment securities:
Original maturity after one year, but within five years	$201,455	$—	$1,303	$200,152
Mortgage-backed securities:
FNMA	233,016	347	2,644	230,719
FHLMC	911,004	1,107	21,558	890,553
Non-agency, AAA rated	137,458	—	—	137,458
Non-agency, other investment grade	8,240	—	—	8,240

Total	$1,491,173	$1,454	$25,505	$1,467,122

During the years ended September 30, 2007 and 2005, the Bank sold mortgage-backed securities totaling $70.1 and $19.2 million, respectively. There were no sales of investment securities or mortgage-backed securities during the year ended September 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables above show that some of the securities in the held-to-maturity investment portfolio have unrealized losses, or were temporarily impaired, as of September 30, 2007 and 2006. This temporary impairment represents the amount of loss that would be realized if the securities were sold at the valuation date, and occurs as a result of changes in overall bond yields between the date the bond was acquired and the valuation date. The unrealized losses associated with the U.S. Government, agency debt and mortgage-backed securities are not considered to be other than temporary because they relate to changes in interest rates and do not affect the expected cash flows of the securities. Securities which were temporarily impaired at September 30, 2007 and 2006 are shown below, along with the length of the impairment period.

	September 30, 2007
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$—	$—	$—	$—	$—	$—
Agency debt securities	—	—	—	—	—	—
Municipal bonds	—	—	—	—	—	—
Mortgage-backed securities	465,404	3,575	330,884	4,692	796,288	8,268

Total temporarily impaired securities	$465,404	$3,575	$330,884	$4,692	$796,288	$8,268

	September 30, 2006
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$—	$—	$99,339	$363	$99,339	$363
Agency debt securities	—	—	58,922	940	58,922	940
Mortgage-backed securities	476,714	10,191	550,954	14,011	1,027,668	24,202

Total temporarily impaired securities	$476,714	$10,191	$709,215	$15,314	$1,185,929	$25,505

Estimated maturities of the Bank’s mortgage-backed securities at September 30, 2007 are as follows:

(In thousands)

Due within one year	$19,199
Due after one year, but within five years	73,744
Due after five years, but within ten years	99,184
Due after ten years	861,306

Total	$1,053,433

Accrued interest receivable on investment and mortgage-backed securities totaled $3.8 and $6.1 million at September 30, 2007, respectively, and $2.1 and $7.7 million at September 30, 2006, respectively, and is included in other assets in the Consolidated Statements of Financial Condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. LOANS RECEIVABLE – THE BANK:

Loans receivable is composed of the following:

	September 30,
(In thousands)	2007	2006
Single-family residential	$8,044,052	$6,648,885
Home equity	1,583,170	1,690,421
Other real estate	814,711	607,451
Commercial	935,999	987,850
Automobile	128,823	60,756
Other consumer	43,818	46,755

	11,550,573	10,042,118

Unearned discounts and net deferred origination costs deferred loan origination costs	116,216	103,703
Allowance for losses on loans	(29,000)	(25,000)

	87,216	78,703

Total	$11,637,789	$10,120,821

The Bank serviced loans owned by others amounting to $13,131.3 and $13,671.4 million at September 30, 2007 and 2006, respectively.

Cumulative deferred interest totaled $93.3 and $32.8 million at September 30, 2007 and 2006, respectively.

The following table summarizes deferred interest activity:

(In thousands)	Year Ended September 30, 2007
Balance at beginning of year	$32,797
Additions	93,405
Sales	(11,528)
Repayments	(2,054)
Payoffs	(19,300)

Balance at end of year	$93,320

Accrued interest receivable on loans totaled $63.6 and $51.9 million at September 30, 2007 and 2006, respectively, and is included in other assets in the Consolidated Statements of Financial Condition.

15. ALLOWANCE FOR LOSSES – THE BANK:

Activity in the allowance for losses on loans receivable is summarized as follows:

	Year Ended September 30,
(In thousands)	2007	2006	2005
Beginning Balance	$25,000	$28,640	$37,750
Provision (credit) for losses	3,383	(9,004)	(11,569)
Charge-offs	(7,587)	(6,549)	(14,522)
Recoveries	8,204	11,913	16,981

Ending Balance	$29,000	$25,000	$28,640

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. LOAN SERVICING RIGHTS – THE BANK:

Servicing assets are recorded when purchased and in conjunction with loan sales and securitization transactions when servicing rights are retained by the Bank. Activity in servicing assets is summarized as follows:

	Year Ended September 30,
(In thousands)	2007		2006	2005
Beginning Balance	$168,059	(1)	$201,156	$164,764
Additions	57,874		89,527	99,551
Amortization	—		(83,428)	(62,916)
Accretion	16,297		—	—
Cash collected	(86,915)		—	—
Charge-offs	—		—	(243)
Net fair value adjustment	365		—	—

Ending Balance	155,680		207,255	201,156
Valuation Allowance	—		(39,196)	(36,564)

Carrying Value	$155,680		$168,059	$164,592

(1)	Includes the elimination of valuation allowances amounting to $39.2 million as a result of the adoption of SFAS 156 on October 1, 2006.

The aggregate fair value of servicing assets at September 30, 2007 and 2006 was $155.7 and $174.8 million respectively. Accumulated amortization was $356.3 million at September 30, 2006.

Activity in the valuation allowance for servicing assets is summarized as follows:

	Year Ended September 30,
(In thousands)	2007	2006	2005
Balance at beginning of year	$39,196	$36,564	$16,909
Additions (reductions) charged to loan expenses	—	2,632	19,898
Charge-offs	—	—	(243)
Elimination of valuation allowance per adoption of SFAS 156	(39,196)	—	—

Balance at end of year	$—	$39,196	$36,564

There were no sales of rights to service mortgage loans during fiscal years 2007, 2006 and 2005. Servicing fees are included in servicing, securitization and mortgage banking income in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2007 and 2006, key assumptions and the sensitivity of the current value of originated servicing assets to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

	September 30, 2007
(Dollars in thousands)	Single-Family Residential	Home Equity/ Home Improvement
Carrying value	$155,648	$32
Weighted average life (in years)	3.6	3.3
Prepayment speed assumption (annual rate): (1)
First twelve months	18.7%	30.5%
Next twelve months	21.7%	30.5%
Thereafter	19.7%	30.5%
Impact on fair value at 10% adverse change	$(5,816)	$(2)
Impact on fair value at 20% adverse change	$(11,579)	$(4)
Discount rate (annual)	11.0%	13.0%
Impact on fair value at 10% adverse change	$(4,600)	$—
Impact on fair value at 20% adverse change	$(7,928)	$(1)

	September 30, 2006
(Dollars in thousands)	Single-Family Residential	Home Equity/ Home Improvement
Carrying value	$168,004	$55
Weighted average life (in years)	3.3	2.7
Prepayment speed assumption (annual rate): (1)
First twelve months	28.7%	36.5%
Next twelve months	22.0%	36.5%
Thereafter	18.1%	36.5%
Impact on fair value at 10% adverse change	$(9,950)	$(6)
Impact on fair value at 20% adverse change	$(18,203)	$(11)
Discount rate (annual)	9.6%	8.12%
Impact on fair value at 10% adverse change	$(4,190)	$(2)
Impact on fair value at 20% adverse change	$(7,497)	$(3)

(1)	Represents Constant Prepayment Rate.

The following table sets forth information regarding the Bank’s servicing fees collected during the periods indicated.

	Year Ended September 30,
(In thousands)	2007	2006	2005
Loan servicing fees (1)	$44,977	$45,473	$43,493
Late charges (2)	2,199	1,873	1,506
Other servicing fees (1)	22,321	25,447	11,637

Total	$69,497	$72,793	$56,636

(1)	Included in servicing, securitization and mortgage banking income on the Condensed Consolidated Statements of Operation.
(2)	Included in other income on the Condensed Consolidated Statements of Operation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. LOAN SECURITIZATION TRANSACTIONS – THE BANK:

The Bank periodically sells various loan receivables through asset-backed securitizations, in which receivables are transferred to trusts, and certificates are sold to investors. The following chart summarizes the Bank’s securitization activities:

	As of or for the year ended September 30,
(In thousands)	2007	2006	2005
Single-Family Residential
Loans sold into new trusts during the year	$1,949,709	$4,210,911	$5,320,133
Outstanding trust certificate balance at year end	6,879,430	8,710,468	9,446,395
Gains recognized during the year	48,625	112,591	178,580

Automobile
Loans sold into new trusts during the year	$—	$—	$—
Outstanding trust certificate balance at year end	—	—	27,494
Gains recognized during the year	—	—	—

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

The following table summarizes certain cash flows received from securitization trusts:

	Year Ended September 30,
(In thousands)	2007	2006	2005
Proceeds from new securitizations	$1,913,260	$4,135,697	$5,221,409
Servicing fees received	30,081	33,108	31,576
Other cash flows received on retained interests	148,085	157,078	145,074

Servicing, securitization and mortgage banking income includes the initial gains on current securitization and sale transactions and income from interest-only strips receivable recognized in connection with current and prior period securitization and sale transactions. Activity in interest-only assets is summarized as follows:

	Year Ended September 30,
(In thousands)	2007	2006	2005
Beginning balance	$344,317	$348,227	$287,840
Additions	100,266	208,133	275,405
Accretion	30,143	27,644	29,333
Cash received	(151,743)	(151,403)	(123,342)
Fair value adjustments	(8,872)	(88,284)	(121,009)

Ending balance/Carrying value	$314,111	$344,317	$348,227

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2007 and 2006, key assumptions and the sensitivity of the current fair value of the retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

	Single–Family Residential
(Dollars in thousands)	September 30,
	2007	2006
Carrying value (fair value) (1)	$317,093	$364,817
Weighted average life (in years) (2)	2.8	2.4
Prepayment speed assumption (2)(3):
First twelve months	20.5%	35.9%
Next twelve months	25.7%	27.0%
Thereafter	23.3%	21.3%
Impact on fair value at 10% adverse change	$(26,131)	$(35,701)
Impact on fair value at 20% adverse change	$(48,394)	$(66,796)
Residual cash flow discount rate (annual)	12%	9.5%
Impact on fair value at 10% adverse change	$(7,748)	$(7,804)
Impact on fair value at 20% adverse change	$(13,476)	$(15,324)

(1)

Fiscal year 2007 includes interest-only assets of $314.1 million and reserve accounts of $3.0 million. Fiscal year 2006 includes interest-only assets of $344.3 million and reserve accounts of $20.5 million.

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

Key assumptions used in measuring retained interests at the date of single-family securitizations completed during fiscal year 2007 and 2006 are as follows:

	Year Ended September 30,
	2007	2006
Prepayment speed assumption (1) (average annual rate):
First twelve months	22.4%	28.5%
Next twelve months	28.0%	27.9%
Thereafter	28.5%	25.5%
Expected credit losses (annual rate)	—	—
Discount rate (annual rate)	10.0%	8.9%

(1)	Expected weighted average life and prepayment speed assumptions are based on life of securitization.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Principal balances, delinquent amounts and net credit losses for securitized loans were as follows:

(In thousands)	As of or for the year ended September 30, 2007
	Total Principal Amount of Loans	Principal Amount of Loans Past Due 90 Days or More or Non-Performing	Net Credit Losses (Recoveries)
Single-family residential	$6,901,187	$177,853	$762

(In thousands)	As of or for the year ended September 30, 2006
	Total Principal Amount of Loans	Principal Amount of Loans Past Due 90 Days or More or Non-Performing	Net Credit Losses (Recoveries)
Single-family residential	$8,511,739	$44,950	$137

18. PROPERTY AND EQUIPMENT – THE BANK:

Property and equipment is composed of the following:

(Dollars in thousands)	Estimated Useful Lives	September 30,
		2007	2006
Land	—	$151,153	$130,838
Projects in progress	—	19,087	10,991
Buildings and improvements	10-65 years	285,019	309,555
Leasehold and tenant improvements	7-40 years	234,306	202,572
Furniture and equipment	5-10 years	293,700	274,221
Automobiles	3-5 years	6,955	6,222

		990,220	934,399
Less:
Accumulated depreciation and amortization		344,699	332,807

Total		$645,521	$601,592

Depreciation and amortization expense related to property and equipment amounted to $46.2, $45.7 and $42.5 million for the years ended September 30, 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. AUTOMOBILES SUBJECT TO LEASE – THE BANK:

Automobiles subject to lease is composed of the following:

(Dollars in thousands)	Estimated Useful Lives	September 30,
		2007	2006
Automobiles	3-5 years	$16,842	$110,703
Less:
Accumulated depreciation		9,869	55,255

Total		$6,973	$55,448

Depreciation expense related to automobile leases amounted to $5.6, $23.3 million and $60.7 million for the years ended September 30, 2007, 2006, and 2005, respectively. Automobile rental income amounted to $8.3, $35.2 and $82.0 million for the years ended September 30, 2007, 2006 and 2005, respectively.

The Bank expects to earn future minimum automobile rental income of $1.2 million during fiscal year 2008.

20. LEASES – THE BANK:

The Bank has noncancelable, long-term leases for office premises and retail space which have a variety of terms expiring from fiscal year 2008 to fiscal year 2033 and ground leases which have terms expiring from fiscal year 2029 to fiscal year 2081. These leases are accounted for as operating leases. Some of the leases are subject to rent adjustments in the future based upon changes in the Consumer Price Index and some also contain renewal options.

The following is a schedule by years of future minimum lease payments required at September 30, 2007:

(In thousands)

Year Ending September 30,
2008	$36,248
2009	34,121
2010	28,754
2011	27,464
2012	26,210
Thereafter	285,464

Total	$438,261

Rent expense totaled $41.2, $33.4 and $27.4 million for the years ended September 30, 2007, 2006 and 2005, respectively. For operating leases with fixed escalation amounts, rent expense is recognized on a straight-line basis over the term of the lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21. DEPOSIT ACCOUNTS – THE BANK:

The Bank’s deposits are insured by the FDIC up to at least $100,000 for each insured depositor. An analysis of deposit accounts and the related weighted average effective interest rates at year end are as follows:

	September 30,
	2007		2006
(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest bearing checking accounts	$1,273,687	—	$1,316,980	—
Interest bearing checking accounts	2,303,615	0.30%	2,313,152	0.28%
Money market deposit accounts	2,166,489	2.46%	2,403,060	2.69%
Savings accounts	1,063,780	1.15%	953,663	0.47%
Certificate accounts, less than $100,000	2,479,391	4.65%	2,088,368	4.37%
Certificate accounts, $100,000 or more	1,662,615	5.11%	1,370,541	4.71%

Total	$10,949,577	2.49%	$10,445,764	2.21%

Interest expense on deposit accounts is composed of the following:

	Year Ended September 30,
(In thousands)	2007	2006	2005
Checking accounts	$6,741	$6,021	$5,012
Money market deposit accounts	63,794	55,035	34,765
Savings accounts	6,417	4,450	3,435
Certificate accounts	179,961	114,057	52,419

Total	$256,913	$179,563	$95,631

Outstanding certificate accounts at September 30, 2007 mature in the years indicated as follows:

(In thousands)

Year Ending September 30,
2008	$3,791,990
2009	295,109
2010	37,653
2011	9,075
2012	8,179

Total	$4,142,006

At September 30, 2007, certificate accounts of $100,000 or more have contractual maturities as indicated below:

(In thousands)

Three months or less	$941,539
Over three months through six months	396,625
Over six months through 12 months	201,434
Over 12 months	123,017

Total	$1,662,615

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22. SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER SHORT-TERM BORROWINGS – THE BANK:

Short-term borrowings are summarized as follows:

(Dollars in thousands)	September 30,
	2007	2006	2005
Securities sold under repurchase agreements:
Balance at year end	$120,507	$458,307	$191,034
Average amount outstanding during the year	151,466	232,824	119,791
Maximum amount outstanding at any month end	213,124	458,307	191,109
Amount maturing within 30 days	120,507	458,307	191,034
Weighted average interest rate during the year	4.65%	4.32%	2.61%
Weighted average interest rate on year end balances	3.87%	5.18%	3.59%

Other short-term borrowings:
Balance at year end	$443,391	$364,332	$307,880
Average amount outstanding during the year	434,639	335,874	221,691
Maximum amount outstanding at any month end	509,233	377,418	307,880
Amount maturing within 30 days	443,391	364,332	307,880
Weighted average interest rate during the year	4.53%	4.00%	1.79%
Weighted average interest rate on year end balances	3.68%	4.41%	2.88%

The investment and mortgage-backed securities underlying the dealer repurchase agreements were delivered to the dealers who arranged the transactions. The dealers may have loaned such securities to other parties in the normal course of their operations and agreed to resell to the Bank the identical securities upon the maturities of the agreements.

At September 30, 2007, the Bank had pledged mortgage-backed securities and investment securities with a combined book value of $134.5 and $486.2 million to secure securities sold under repurchase agreements and certain other short-term borrowings, respectively. Also at September 30, 2007, the Bank had pledged, but did not borrow against, other loans with a total principal balance of $1,098.7 million.

23. FEDERAL HOME LOAN BANK ADVANCES – THE BANK:

At September 30, 2007 and 2006, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $2,007.3 and $1,343.3 million, respectively. The interest rate on each FHLB advance is fixed for the term of the advance and the weighted average interest rate for all advances was 4.92% at September 30, 2007. The advances mature over varying periods as follows:

(In thousands)
Six months or less	$1,683,282
More than six months through one year	111,661
More than one year through three years	120,265
More than three years through five years	12,525
More than five years	79,541

Total	$2,007,274

Under a Specific Collateral Agreement with the FHLB, advances are secured by the FHLB stock owned by the Bank and qualifying first mortgage loans and certain second mortgage loans and/or lines with a total principal balance of $6,109.2 million. The FHLB requires that members maintain qualifying collateral at least equal to 100% of the member’s outstanding advances at all times. The collateral held by the FHLB in excess of the amount of the September 30, 2007 advances is available to secure additional advances from the FHLB, subject to its collateralization guidelines.

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

Deferred debt issuance costs, net of accumulated amortization, amounted to $2.6 and $2.9 million at September 30, 2007 and 2006, respectively, and are included in other assets in the Consolidated Statements of Financial Condition.

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

Corporate contributions, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $12.1, $11.1 and $10.2 million for the years ended September 30, 2007, 2006 and 2005, respectively. There are no past service costs associated with the Plan and the Bank has no liability under the Plan other than its current contributions. The Plan owns 4.0% of the Bank’s common stock.

The Bank provides a supplemental defined contribution profit sharing retirement plan (the “SERP”), which covers certain highly-compensated full-time employees who meet the requirements as specified in the SERP. The SERP, which can be modified or discontinued at any time, requires participating employees to contribute 2.0% of their compensation in excess of a specified amount. Corporate contributions, equal to three times the employee’s contribution, were $1.6, $1.4 and $1.5 million for the years ended September 30, 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There are no past service costs associated with the SERP. The Bank’s liability under the SERP, which includes contributions from employees and is not funded, was $22.6 and $19.2 million at September 30, 2007 and 2006, respectively, and is included in other liabilities on the Consolidated Statements of Financial Condition.

The Bank has granted awards under a deferred compensation plan to certain qualified employees. The deferred compensation plan provides that, as of the end of each fiscal year in the ten-year period prior to vesting, the Bank will add to or deduct from the account of each employee who has received an award, a contribution or deduction, which represents hypothetical interest (which may be positive or negative) earned on the principal contribution, based on the Bank’s rate of return on average assets as defined in the deferred compensation plan for the fiscal year then ended. The deferred compensation plan is unfunded. At September 30, 2007, the Bank had recorded a liability totaling $32.4 million reflecting the Bank’s obligations under the plan, which is included in other liabilities on the Consolidated Statements of Financial Condition. The Bank’s expense under the deferred compensation plan totaled $4.8, $6.7 and $7.2 million during the years ended September 30, 2007, 2006 and 2005, respectively.

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

Certain executive officers have also entered into “Special Retirement Compensation Agreements” under which the executive could receive an amount up to three times his base compensation if he retires from the Bank after reaching age 63. These agreements are unfunded. As of September 30, 2007 and 2006, the Bank had recorded a liability totaling $4.0 and $3.3 million, respectively, which is included in other liabilities on the Consolidated Statements of Financial Condition. The Bank’s expense under the special retirement agreements totaled $691,000, $617,000 and $527,000 during the years ended September 30, 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

27. REGULATORY MATTERS – THE BANK:

The Bank’s regulatory capital requirements at September 30, 2007 and 2006 were a 1.5% tangible capital requirement, a 4.0% core capital requirement and an 8.0% total risk-based capital requirement. Under the OTS “prompt corrective action” regulations, the Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of 4.0%, 4.0% and 8.0%, respectively, to meet the ratios established for “adequately capitalized” institutions. At September 30, 2007 and 2006, the Bank was in compliance with its regulatory capital requirements and exceeded the capital standards established for “well capitalized” institutions under the “prompt corrective action” regulations. The information below is based upon the Bank’s understanding of the applicable regulations and related interpretations. The table contains information of the Bank only does not include consolidation or elimination entries required for the Trust’s financial presentation.

	September 30, 2007
	Actual		Minimum Capital Requirement		Excess Capital
(Dollars in thousands)	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$829,729
Minority interest in REIT Subsidiary (1)	144,000

Adjusted capital	973,729
Adjustments for tangible and core capital:
Intangible assets	(63,762)
Non-includable subsidiaries	(2,965)
Non-qualifying purchased/ originated loan servicing	(9,411)

Total tangible capital	897,591	5.97%	$225,487	1.50%	$672,104	4.47%

Total core capital (2)	897,591	5.97%	$601,298	4.00%	$296,293	1.97%

Tier 1 risk-based capital (2)	897,591	8.85%	$404,178	4.00%	$493,413	4.85%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	29,000

Total supplementary capital	204,000

Total available capital	1,101,591
Equity investments (3)	(2,456)

Total risk-based capital (2)	$1,099,135	10.85%	$808,357	8.00%	$290,778	2.85%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
(2)

Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

(3)	Includes one property classified as real estate held for sale which is treated as an equity investment for regulatory capital purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in thousands)	September 30, 2006
	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$790,235
Minority interest in REIT Subsidiary (1)	144,000

Adjusted capital	934,235

Adjustments for tangible and core capital:
Intangible assets	(58,307)
Non-includable subsidiaries	(3,097)
Non-qualifying purchased / originated loan servicing	(5,582)

Total tangible capital	867,249	6.15%	$211,396	1.50%	$655,853	4.65%

Total core capital (2)	867,249	6.15%	$563,722	4.00%	$303,527	2.15%

Tier 1 risk-based capital (2)	867,249	9.12%	$380,911	4.00%	$486,338	5.12%

Adjustments for total risk-based capital:

Subordinated capital debentures	175,000
Allowance for general loan losses	25,000

Total supplementary capital	200,000

Total available capital	1,067,249
Equity investments (3)	(2,094)

Total risk-based capital (2)	$1,065,155	11.21%	$761,821	8.00%	$303,334	3.21%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
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

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In August 2007, the Bank received from the OTS an extension of the holding periods for certain of its REO properties through August 13, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the Bank’s REO at September 30, 2007, by the fiscal year in which the property was acquired through foreclosure.

(In thousands)

Fiscal Year
1990	$2,456	(1)
1991	7,618	(2)
1995	23,577	(2)
2007	14,792

Total REO	$48,443

(1)	The Bank treats this property as an equity investment for regulatory capital purposes.
(2)	The Bank received an extension of the holding periods for these properties through August 13, 2008.

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

28. TRANSACTIONS WITH RELATED PARTIES – THE BANK:

Loans Receivable:

From time to time, in the normal course of business, the Bank may make loans to executive officers and directors, their immediate family members or companies with which they are affiliated. These loans are on substantially the same terms as similar loans with unrelated parties. An analysis of activity with respect to these loans is as follows:

(In thousands)	Year Ended September 30,
	2007	2006	2005
Beginning balance	$11,441	$14,320	$17,604
Additions	7,909	3,826	5,335
Reductions	(2,103)	(6,705)	(8,619)

Ending balance	$17,247	$11,441	$14,320

Services:

B.F. Saul Company, which is a shareholder of the Trust, and its subsidiaries provide certain services to the Bank. These services include property management, insurance brokerage and leasing. Fees for these services were $2.0, $1.6 and $1.4 million for the years ended September 30, 2007, 2006 and 2005, respectively.

For each of the years ended September 30, 2007, 2006 and 2005, a director of the Bank was paid $100,000 for consulting services rendered to the Bank and $6,000 for service on the Boards of Directors for two of the Bank’s subsidiaries. Another director of the Bank

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

was paid $100,000 for services as Chairman of the Bank’s Audit Committee. A third director of the Bank was paid total fees of $100,000 for consulting services rendered to two subsidiaries of the Bank and $6,000 for services as Chairman of the Board of Directors of those subsidiaries.

Tax Sharing Agreement:

The Bank and the other companies in the Trust’s affiliated group are parties to a tax sharing agreement (the “Tax Sharing Agreement”). The Tax Sharing Agreement provides for payments to be made by members of the Trust’s affiliated group to the Trust based on their separate company tax liabilities. The Tax Sharing Agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce the overall tax liability of the Trust’s affiliated group, such member will be reimbursed by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. The Bank made net payments of $4.0, $2.0 and $2.1 million to the Trust during fiscal 2007, 2006 and 2005, respectively, under the Tax Sharing Agreement. At September 30, 2007 and 2006, the estimated net tax sharing payment payable to the Trust by the Bank was $1.8 and $4.7 million, respectively.

Other:

During the year ended September 30, 2007, the Bank sold an office building located in Bethesda, MD to its parent company, the B.F. Saul Real Estate Investment Trust. The proceeds from the sale exceeded the Bank’s carrying value, net of related income taxes, by $9.6 million, which was accounted for as a capital contribution because the transfer was between entities under common control.

During the year ended September 30, 2005, two subsidiaries of the Bank each sold a property to the Trust. A gain of $1.4 million, net of taxes, was recorded as a capital contribution because these transfers were between entities under common control.

The Bank paid $11.0, $10.0 and $8.9 million for office space leased from or managed by companies affiliated with the Bank or its directors during the years ended September 30, 2007, 2006 and 2005, respectively.

The Trust, the B.F. Saul Company, Chevy Chase Lake Corporation and Van Ness Square Corporation, affiliates of the Bank, from time to time maintain interest-bearing deposit accounts with the Bank. Those accounts had aggregate balances of $45.7 and $91.0 million at September 30, 2007 and 2006, respectively. The Bank paid interest on the accounts amounting to $2.3, $1.9 and $1.0 million during fiscal years ended 2007, 2006 and 2005, respectively.

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

Commitments to Extend Credit:

The Bank had $3,781.7 million of commitments to extend credit at September 30, 2007. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are subject to the Bank’s normal underwriting and credit evaluation policies and procedures.

Standby Letters of Credit:

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At September 30, 2007, the Bank had issued standby letters of credit in the amount of $109.5 million to guarantee the performance of and irrevocably assure payment by customers under construction projects. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Bank recorded a liability for the fair value of its guarantee equal to $333,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Of the total, $63.2 million will expire in fiscal 2008 and the remainder will expire over time through fiscal 2012. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments to customers.

Recourse Arrangements:

The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of receivables. As a result of these securitization and sale activities, the Bank maintained restricted cash accounts amounting to $3.0 and $20.5 million at September 30, 2007 and 2006, respectively, which are included in other assets in the Consolidated Statements of Financial Condition. Of these amounts $0 and $2.5 million represented recourse to the Bank at September 30, 2007 and 2006, respectively.

The Bank is also obligated under recourse provisions related to the servicing of certain of its residential mortgage loans. Recourse to the Bank under these agreements was $3.0 and $2.9 million at September 30, 2007 and 2006, respectively.

Derivative Financial Instruments:

In accordance with SFAS 133, the Bank assigns derivatives to one of these categories at the purchase date: fair value hedge, cash flow hedge or non-designated hedge. SFAS 133 requires an assessment of the expected and ongoing effectiveness of any derivative assigned to a fair value hedge or cash flow hedge relationship.

Fair Value Hedges — For derivatives designated as fair value hedges, the derivative instrument and related hedged item are marked to market through earnings. Derivatives are included in other assets in the Consolidated Statements of Financial Condition. At September 30, 2007 and 2006, the Bank did not have any derivatives designated as fair value hedges.

Cash Flow Hedges — For derivatives designated as cash flow hedges, mark to market adjustments are recorded as a component of equity. At September 30, 2007 and 2006, the Bank did not have any derivatives designated as cash flow hedges.

Non-Designated Hedges — Certain economic hedges are not designated as cash flow hedges or as fair value hedges for accounting purposes. As a result, changes in their fair value are recorded in other income in the consolidated Statements of Operations. The fair value of these derivatives is included in other assets in the Consolidated Statements of Condition.

At September 30, 2007, the Bank had $83.4 million in forward sale commitments relating to fixed rate loans. The net unrealized loss in value of these commitments was $556,000 at September 30, 2007. The notional amount of the related Fixed Rate Loans was $83.4 million. The net unrealized loss in the value of these loans was $170,000. The net unrealized gains and losses are included in other income in the Consolidated Statement of Operations.

At September 30, 2007, the Bank had $2.7 million in forward sale commitments relating to hybrid loans. The net unrealized gain in value of these commitments was $3,000 at September 30, 2007. The notional amount of the related Hybrid Libor ARMs was $108.0 million. The net unrealized loss in the value of these loans was $1.3 million. The net unrealized gains and losses are included in other income in the Consolidated Statement of Operations.

As September 30, 2006, the Bank had $75.0 million in forward sale commitments. The net unrealized loss in value of these commitments was $406,000 at September 30, 2006. The notional amount of the related Fixed Rate loans was $83.7 million. The net unrealized gain in the value of these loans was $596,000. The net unrealized gains and losses are included in other income in the Consolidated Statement of Operations.

At September 30, 2007, the Bank had $139.0 million in forward sale commitments related to fixed rate loan interest rate locks (“IRLS”). The net unrealized loss in the value of these commitments was $210,000 at September 30, 2007. At September 30, 2007, the Bank had fixed rate IRLs with a notional amount of $242.5 million. The net unrealized loss in the value of the IRLs was $105,000.

At September 30, 2007, the Bank had no forward sale commitments related to hybrid LIBOR arm IRLs. At September 30, 2007, the Bank had hybrid libor arm IRLs with a notional amount of $14.5 million. The net unrealized gain in the value of the IRLs was $299,000.

At September 30, 2006, the Bank had $73.0 million in forward sale commitments. The net unrealized loss in the value of these commitments was $293,000 at September 30, 2006. At September 30, 2006, the Bank had IRLs with a notional amount of $89.1 million. The net unrealized gain in the value of the IRLs was $175,000.

Liquidity Facility:

In connection with the securitization and sale of certain payment option residential mortgage loans, the Bank is obligated to fund a portion of any “negative amortization” resulting from the borrowers electing their option to make monthly payments that are not sufficient to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

cover the interest accrued for the payment period. For each dollar of negative amortization funded by the Bank, the balances of certain highly-rated mortgage-backed securities received by the Bank as part of the securitization transaction increase accordingly. When the borrowers ultimately make the principal payments, the Bank receives its pro rata portion of those payments in cash, and the balances of those securities held by the Bank are reduced accordingly. During the year ended September 30, 2007, the Bank funded $141.6 million of negative amortization under these obligations, and received $105.0 million in principal payments representing previously funded negative amortization.

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

The estimated fair values of the Bank’s financial instruments are as follows:

(In thousands)	September 30,
	2007			2006
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Financial assets:
Cash, due from banks and interest-bearing deposits	$380,099		$380,099	$410,188		$410,188
Loans held for securitization and/or sale	202,268		204,048	467,574		476,801
U.S. Government securities	210,363		211,745	201,455		200,152
Mortgage-backed securities	1,053,433		1,040,424	1,289,718		1,266,970
Loans receivable, net	11,637,789		11,557,258	10,120,821		10,063,355
Interest-only strips receivable	314,111		314,111	344,317		344,317
Servicing assets, net	155,680		155,680	168,059		174,781
Other financial assets	157,550		157,550	144,479		144,479

Financial liabilities:
Deposit accounts with no stated maturities	6,807,571		6,807,571	6,986,855		6,986,855
Deposit accounts with stated maturities	4,142,006		4,170,652	3,458,909		3,469,791
Securities sold under repurchase agreements and other short-term borrowings and Federal Home Loan Bank advances	2,571,172		2,573,602	2,165,951		2,166,114
Capital notes-subordinated	172,396	(1)	169,771	172,072	(1)	172,947
Other financial liabilities	247,418		247,418	247,879		247,879

(1)	Net of deferred debt issuance costs which are included in other assets in the Consolidated Statements of Financial Condition.

The following methods and assumptions were used to estimate the fair value amounts at September 30, 2007 and 2006:

Cash, due from banks and, interest-bearing deposits: Carrying amount approximates fair value.

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

Selected segment information is as follows:

	Retail Banking	Commercial Banking	Asset Management	Total
Year Ended September 30, 2007
Core operating income	$720,422	$52,703	$39,010	$812,135
Core operating expense	635,494	29,500	35,914	700,908

Core earnings	84,928	23,203	3,096	111,227
Non-core items	(4,443)	4,432	(412)	(423)

Operating income	$80,485	$27,635	$2,684	$110,804

Average assets	$13,297,204	$1,354,860	$57,495	$14,709,559

Year Ended September 30, 2006
Core operating income	$735,637	$49,471	$33,342	$818,450
Core operating expense	614,763	25,977	33,531	674,271

Core earnings (loss)	120,874	23,494	(189)	144,179
Non-core items	(4,093)	(344)	(939)	(5,376)

Operating income (loss)	$116,781	$23,150	$(1,128)	$138,803

Average assets	$13,101,110	$1,389,027	$53,073	$14,543,210

Year Ended September 30, 2005
Core operating income	$739,600	$42,213	$18,827	$800,640
Core operating expense	591,382	24,380	24,739	640,501

Core earnings (loss)	148,218	17,833	(5,912)	160,139
Non-core items	28,620	968	(32)	29,556

Operating income (loss)	$176,838	$18,801	$(5,944)	$189,695

Average assets	$12,723,216	$1,262,957	$37,783	$14,023,956

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

At September 30, 2007, goodwill of $18.3 million related to the retail banking segment and $43.2 million related to two reporting units within the asset management segment and is included in the non-banking segment.

32. LITIGATION – THE BANK:

During the normal course of business, the Bank is involved in litigation, which may include litigation arising out of its lending activities, the enforcement or defense of the priority of its security interests, the continued development and marketing of certain of its real estate properties and certain employment claims. Although the amounts claimed in some of these suits in which the Bank is a defendant may be material, the Bank denies liability and, in the opinion of management, litigation which is currently pending will not have a material impact on the financial condition or future operations of the Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

All of the mandated TIL disclosures (APR, Finance Charges and Payment Amounts) were accurate. However, the TIL document provided to Andrews and certain other borrowers (the number of which is unknown at this time) had optional loan tracking nomenclature which inadvertently had been truncated when printed on the form. (The Bank stopped using the optional language at issue in 2005.) The court found that the inadvertently truncated language rendered the correct TIL disclosures capable of misinterpretation and therefore helped create three separate TIL disclosure violations. The court also found that the Bank failed to clearly disclose that “monthly” payments were required, despite language in the disclosures indicating that payment options must be chosen “each month.”

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

The Bank has appealed the availability of a class-wide rescission remedy to the U.S. Court of Appeals for the Seventh Circuit, which held oral argument on the matter on September 26, 2007. Several major bank trade associations have filed a brief supporting the Bank’s position. The only two federal courts of appeal that have considered the question have ruled unanimously that a class wide rescission remedy is not available. The question has not yet been addressed by the Seventh Circuit.

The District Court has suspended further proceedings in the case pending a ruling on the Bank’s appeal. However, subsequent to that action, the District Court issued an opinion finding that the filing of the class action lawsuit tolled the running of the three-year rescission period under the Truth in Lending Act. The Bank plans to appeal that ruling, as well as the ruling that the Bank’s disclosures violated the Truth in Lending Act, at the proper time.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

33. QUARTERLY FINANCIAL DATA – THE TRUST (Unaudited):

The quarterly financial data of the Trust herein has been derived from the unaudited quarterly financial statements of the Trust. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included elsewhere herein.

	December 2006	March 2007	June 2007	September 2007
OPERATING DATA:
REAL ESTATE:
Real estate income	$44,339	$49,546	$57,457	$48,203
Real estate expense	48,882	53,181	57,296	56,758
Equity earnings	3,051	2,988	3,117	3,384
Gain on sale of property	1,209	—	325	—

Real estate operating income (loss)	(283)	(647)	3,603	(5,171)

BANKING:
Interest income	198,973	205,104	207,782	214,960
Interest expense	93,357	94,783	96,327	103,824

Net interest income	105,616	110,321	111,455	111,136
Provision (credit) for loan losses	(382)	(625)	(786)	5,176

Net interest income after provision (credit) for loan losses	105,998	110,946	112,241	105,960

Other income
Deposit servicing fees	37,836	36,080	39,581	40,077
Servicing, securitization and mortgage banking income	41,001	7,794	46,561	50,401
Automobile rental income, net	3,602	2,221	1,343	1,143
Asset management fees	8,612	9,819	9,876	10,620
Other	6,412	5,240	6,163	6,397

Total other income	97,463	61,154	103,524	108,638

Operating expenses
Salaries and employee benefits	83,718	88,254	87,141	90,934
Servicing assets adjustments and other loan expenses	24,517	26,212	21,615	20,795
Property and equipment	14,902	16,297	17,788	18,003
Marketing	5,116	3,966	6,630	4,871
Data processing	10,284	11,005	10,557	11,937
Depreciation and amortization	14,551	13,713	11,389	12,620
Other	16,613	17,759	17,520	16,413

Total operating expenses	169,701	177,206	172,640	175,573

Bank operating income (loss)	33,760	(5,106)	43,125	39,025

Income from continuing operations before taxes and minority int.	33,477	(5,753)	46,728	33,854
Provision (credit) for income taxes	10,872	(4,197)	15,524	13,236

Income from continuing operations before minority interest	22,605	(1,556)	31,204	20,618
Minority interest	10,395	5,620	11,617	10,622

NET INCOME (LOSS)	12,210	(7,176)	19,587	9,996
Preferred stock dividends	1,354	1,355	1,355	1,354

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	10,856	(8,531)	18,232	8,642

NET INCOME (LOSS) PER COMMON SHARE	$2.26	$(1.78)	$3.78	$1.81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 2005	March 2006	June 2006	September 2006
OPERATING DATA:
REAL ESTATE:
Real estate income	$35,622	$39,071	$51,131	$43,813
Real estate expense	40,603	40,939	49,995	50,597
Equity earnings	2,451	2,463	2,417	2,720
Gain on sale of property	—	416	—	—

Real estate operating income (loss)	(2,530)	1,011	3,553	(4,064)

BANKING:
Interest income	169,971	185,494	188,266	193,615
Interest expense	69,221	78,029	82,133	88,788

Net interest income	100,750	107,465	106,133	104,827
Credit for loan losses	(557)	(1,222)	(5,836)	(1,389)

Net interest income after credit for loan losses	101,307	108,687	111,969	106,216

Other income
Deposit servicing fees	35,519	33,610	37,308	38,111
Servicing, securitization and mortgage banking income	51,097	8,985	56,717	39,639
Automobile rental income, net	12,526	10,051	7,410	5,209
Asset management fees	6,680	10,472	7,826	8,313
Other	6,161	6,237	5,476	5,229

Total other income	111,983	69,355	114,737	96,501

Operating expenses
Salaries and employee benefits	71,888	79,746	79,409	78,322
Servicing assets amortization and other loan expenses	22,178	25,576	25,379	30,563
Property and equipment	13,258	13,551	14,293	14,730
Marketing	5,677	4,037	7,778	4,669
Data processing	9,997	9,672	9,486	9,558
Depreciation and amortization	19,895	18,539	15,934	15,097
Other	14,813	18,951	32,348	16,608

Total operating expenses	157,706	170,072	184,627	169,547

Bank operating income (loss)	55,584	7,970	42,079	33,170

Income from continuing operations before taxes and minority int.	53,054	8,981	45,632	29,106
Provision for income taxes	18,584	960	13,520	6,599

Income from continuing operations before minority interest	34,470	8,021	32,112	22,507
Minority interest	13,046	7,200	11,704	10,788

Income from continuing operations	21,424	821	20,408	11,719
Discontinued operations, net of tax	892	1,698	—	—
NET INCOME	22,316	2,519	20,408	11,719
Preferred stock dividends	1,354	1,355	1,355	1,354

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	20,962	1,164	19,053	10,365

NET INCOME (LOSS) PER COMMON SHARE	$4.36	$0.24	$3.95	$2.16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

34. MINORITY INTEREST—THE TRUST:

At September 30, 2007 and 2006, minority interest held by affiliates of $138.3 and $130.5 million represent the 20% minority interest in the Bank’s common shares.

Minority interest — other consists of the following:

	September 30,
(In thousands)	2007	2006
Preferred Stock of Chevy Chase’s REIT subsidiary	$144,000	$144,000
Chevy Chase’s Preferred Stock (See Note 25)	120,622	120,622
Chevy Chase’s ground lease (See below)	31,391	31,391

Total minority interest—other	$296,013	$296,013

At September 30, 2007, the Bank is the primary beneficiary of one variable interest entity which holds the ground lease under the Bank’s executive offices. In April 1998, the Bank entered into a ground lease agreement with a single purpose LLC. The LLC’s only significant asset is the land on which the Bank’s executive office building was constructed. Lease payments made to the LLC are presented as minority interest in the Consolidated Statements of Operations. The following is a schedule by years of the future lease payments under the agreement as of September 30, 2007:

Year Ending September 30,	(In thousands)
2008	$3,723
2009	3,798
2010	3,874
2011	3,951
2012	4,030
Thereafter	262,327

Total	$281,703

The lease, which expires in year 2062, is subject to fixed rent adjustments. At the end of the lease term, the Bank has the option to purchase the land for $84.1 million from the LLC. The lease also allows the owners of the LLC to put their equity interests in the LLC to the Bank, subject to certain limitations.

The Bank consolidates the assets and liabilities of the LLC. As a result, property and equipment and minority interest on the Consolidated Balance Sheets each include $31.4 million at September 30, 2007 and 2006 related to the Bank’s involvement with the LLC.

Minority interest also includes the net cash proceeds received by a subsidiary of the Bank (the “REIT Subsidiary”) from the November 1996 sale of $150.0 million of its Noncumulative Exchangeable Preferred Stock, Series A, par value $5 per share (the “REIT Preferred Stock”). Cash dividends on the REIT Preferred Stock are payable quarterly in arrears at an annual rate of 10- 3/8%. The liquidation value of each share of REIT Preferred Stock is $50 plus accrued and unpaid dividends. Except under certain limited circumstances, the holders of the REIT Preferred Stockholders have no voting rights. The REIT Preferred Stock is automatically exchangeable for a new series of Preferred Stock of the Bank upon the occurrence of certain events.

The REIT Preferred Stock is redeemable at the option of the REIT subsidiary at any time on or after January 15, 2007, in whole or in part, at the following per share redemption prices plus accrued and unpaid dividends:

If redeemed during the 12-month period beginning January 15	Redemption Price
2007	$52.594
2008	$52.075
2009	$51.556
2010	$51.038
2011	$50.519
2012 and thereafter	$50.000

The Bank received OTS approval to include the net proceeds from the sale of the REIT Preferred Stock in the core capital of the Bank for regulatory capital purposes in an amount up to 25% of the Bank’s core capital. Dividends on the REIT Preferred Stock are presented as minority interest in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

35. INCOME TAXES—THE TRUST:

The Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978.

The provisions for income taxes for the years ended September 30, 2007, 2006 and 2005, consist of the following:

	Year Ended September 30,
(In thousands)	2007	2006	2005
Current provision (benefit):
Federal	$48,666	$43,224	$88,146
State	8,120	2,869	5,513

	56,786	46,093	93,659

Deferred provision (benefit):
Federal	(20,778)	(5,277)	(37,567)
State	(573)	482	2,513

	(21,351)	(4,795)	(35,054)

Total	$35,435	$41,298	$58,605

Tax effect of other equity transactions	$2,913	$1,210	$1,309

The Trust’s effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

	Year Ended September 30,
(In thousands)	2007	2006	2005
Computed tax at statutory Federal income tax rate	$37,907	$49,325	$63,276
Increase (reduction) in taxes resulting from:
Minority interest	(6,724)	(6,675)	(6,675)
Change in valuation allowance for deferred tax asset allocated to income tax expense	166	(1,317)	(1,414)
State income taxes	5,404	3,086	7,241
Tax credits	(1,602)	(1,097)	(2,374)
Other	284	(2,024)	(1,449)

Total	$35,435	$41,298	$58,605

The components of the net deferred tax asset (liability) were as follows:

	September 30,
(In thousands)	2007	2006
Deferred tax assets:
State net operating loss carry forwards	16,731	15,930
Asset securitizations, net	22,292	25,221
Provision for loan and lease losses	18,642	16,891
Deferred compensation	23,238	20,982
Other	16,796	8,677

Gross deferred tax assets	97,699	87,701

Deferred tax liabilities:
Automobile leasing	—	11,704
Saul Holdings and Saul Centers	49,606	47,472
Mortgage servicing rights	46,948	47,017
Property and depreciation	6,771	15,321
Deferred expenses and other	43,571	43,764

Gross deferred tax liabilities	146,896	165,278

	(49,197)	(77,577)
Valuation allowance	(7,663)	(8,149)

Net deferred tax liability	$(56,860)	$(85,726)

At September 30, 2007, the Real Estate Trust and the Bank had state net operating loss carryovers totaling approximately $190.2 and $82.5 million, respectively. The state net operating loss carryovers will expire in the years 2008 through 2027.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Trust establishes a valuation allowance against the gross deferred tax asset to the extent the Trust cannot determine that it is more likely than not such assets will be realized through taxes available in carryback years, future reversals of existing taxable temporary differences or projected future taxable income. Such a valuation allowance has been established to reduce the gross deferred asset for state net operating loss carryforwards to an amount that is considered more likely than not to be realized. In fiscal years 2007 and 2006, the Real Estate Trust determined it will be able to utilize currently some of its state net operating loss carryforwards and, as a result, decreased the valuation allowance by $740,000 and $1.3 million, respectively. In addition, at the Real Estate Trust, state net operating loss carryforwards in excess of state deferred tax liabilities are fully reserved due to expected future state tax losses.

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

Allocable shares of the overall tax liability are prorated among the members with taxable income calculated on a separate return basis. The agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce overall tax liability of the Trust’s affiliated group, such member will be reimbursed on a dollar-for-dollar basis by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. Under the tax sharing agreement, the Bank paid $4.0, $2.0 and $2.1 million, to the Real Estate Trust during fiscal 2007, 2006 and 2005. At September 30, 2007, the Real Estate Trust was due $1.8 million from the Bank under the tax sharing agreement.

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

The Trust paid preferred dividends of $5.4 million per year in fiscal 2007, 2006 and 2005, respectively. At September 30, 2007 and 2006, there were no dividends in arrears on the preferred shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

37. INDUSTRY SEGMENT INFORMATION—REAL ESTATE TRUST:

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the “Banking” sections of the accompanying financial statements.

	Year Ended September 30
(In thousands)	2007	2006	2005
INCOME (from continuing operations)
Hotels	$144,665	$127,238	$98,621
Office and industrial properties	43,475	39,984	39,466
Residential	9,820	—	—
Other	1,585	2,415	1,417

	$199,545	$169,637	$139,504

OPERATING PROFIT (LOSS) (from continuing operations) (1)
Hotels	$38,621	$37,137	$27,316
Office and industrial properties	18,229	18,303	19,857
Residential	1,553	—	—
Other	226	1,215	322

	58,629	56,655	47,495
Equity earnings of unconsolidated entities	12,540	10,051	8,246
Gain on sales of property	1,534	416	263
Interest and amortization of debt expense	(54,043)	(50,516)	(46,503)
Advisory fee, management and leasing fees—related parties	(16,696)	(15,480)	(13,448)
General and administrative	(4,462)	(3,156)	(3,421)

Operating loss from continuing operations	$(2,498)	$(2,030)	$(7,368)

IDENTIFIABLE ASSETS (AT YEAR END)
Hotels	$326,479	$296,174	$169,848
Office and industrial properties	202,857	142,514	130,268
Residential	25,605	16,401	—
Other	196,945	207,723	165,714

	$751,886	$662,812	$465,830

INTEREST AND AMORTIZATION OF DEBT EXPENSE (from continuing operations)
Hotels	$19,833	$14,262	$10,538
Office and industrial properties	14,562	12,456	11,616
Other	19,648	23,798	24,349

	$54,043	$50,516	$46,503

DEPRECIATION (from continuing operations)
Hotels	$13,545	$12,060	$11,303
Office and industrial properties	9,190	8,307	7,552
Other	23	23	23

	$22,758	$20,390	$18,878

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS
Hotels	$38,158	$130,468	$8,896
Office and industrial properties	74,140	17,268	11,070
Residential, net of $7,580 allocated to cost of sales in 2007	11,174	11,719	—
Other	1,665	1,382	9,980

	$125,137	$160,837	$29,946

(1)	Operating profit (loss) includes income less direct operating expenses and depreciation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

38. CONDENSED FINANCIAL STATEMENTS – THE TRUST:

These condensed financial statements reflect the Real Estate Trust and all its consolidated subsidiaries except for the Bank which has been reflected on the equity method.

CONDENSED BALANCE SHEETS

	September 30
(In thousands)	2007	2006
ASSETS
Income-producing properties	$654,538	$570,948
Accumulated depreciation	(236,685)	(197,855)

	417,853	373,093

Land parcels	43,354	44,582
Construction in progress	83,756	34,946
Equity investment in bank	553,384	522,283
Equity investment in Saul Holdings and Saul Centers	127,079	89,802
Cash and cash equivalents	8,889	46,391
Note receivable and accrued interest—related party	5,400	10,300
Other assets	65,392	63,535

TOTAL ASSETS	$1,305,107	$1,184,932

LIABILITIES
Mortgage notes payable	$579,639	$488,339
Notes payable – secured	250,000	250,000
Revolving credit facility outstanding	14,000	—
Notes payable – unsecured	—	21,398
Other liabilities and accrued expenses	79,533	72,642

Total liabilities	923,172	832,379

TOTAL SHAREHOLDERS’ EQUITY	381,935	352,553

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,305,107	$1,184,932

*	See Consolidated Statements of Shareholders’ Equity

CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended September 30
(In thousands)	2007	2006	2005
Total income	$199,545	$169,637	$139,504
Total expenses	(216,117)	(182,134)	(155,381)
Equity in earnings of unconsolidated entities, net	12,540	10,051	8,246
Gain on sales of property	1,534	416	263

Real estate operating loss from continuing operations	(2,498)	(2,030)	(7,368)
Equity in earnings of Bank	36,165	54,388	78,063

Total company operating income	33,667	52,358	70,695
Income tax benefit	950	2,014	3,904
Discontinued operations-net of income tax benefit	—	2,590	(1,001)

TOTAL COMPANY NET INCOME	$34,617	$56,962	$73,598

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30
(In thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,617	$56,962	$73,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,758	20,390	19,857
Amortization of debt expense	2,346	2,672	2,197
Equity in earnings of Bank, net of distributions	(20,165)	(22,388)	(38,863)
Equity in earnings of unconsolidated entities, net of distributions	(12,540)	(4,415)	(3,336)
Gain on sale of property	(1,534)	(6,702)	(1,146)
Deferred tax benefit (expense)	72	4,121	(922)
Increase (decrease) in accounts receivable and accrued income	3,018	(5,020)	(2,318)
Decrease (increase) in accounts payable and accrued expenses	1,368	2,318	(493)
Other	(2,383)	(5,137)	489

Net cash provided by operating activities	27,557	42,801 4	49,063

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and acquisitions – properties	(125,137)	(160,837)	(29,946)
Property sales	1,810	17,146	4,715
Note receivable and accrued interest – (advances)/repayments, net	4,900	2,800	(5,423)
Equity investment in Saul Holdings and Saul Centers	(16,413)	(6,104)	(5,901)
Other investments	110	(431)	(776)

Net cash used in investing activities	(134,730)	(147,426)	(37,331)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage financing	118,142	294,882	—
Principal curtailments and repayments of mortgages	(26,842)	(12,678)	(15,793)
Net secured note financings (repayments)	—	(93,430)	—
Proceeds from sales of unsecured notes	—	935	5,674
Repayments of unsecured notes	(21,398)	(37,297)	(4,342)
Costs of obtaining financings	(2,231)	(3,316)	(3,193)
Net proceeds from revolving credit facility	14,000	—	—
Dividends paid—common and preferred shares of beneficial interest	(12,000)	(12,000)	(12,000)

Net cash provided by (used in) financing activities	69,671	137,096	(29,654)

Net (decrease) increase in cash and cash equivalents	(37,502)	32,471	(17,922)
Cash and cash equivalents at beginning of year	46,391	13,920	31,842

Cash and cash equivalents at end of year	$8,889	$46,391	$13,920

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of September 30, 2007. Based on the foregoing, the Company’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.

During the three months ended September 30, 2007, there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

PART III

ITEM 10.	TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Class Three Trustees—Terms End at the 2008 Annual Meeting

B. Francis Saul II, age 75 has served as Chairman and Chief Executive Officer of the Trust since 1969 and as a Trustee since 1964. Mr. Saul also serves as Chief Executive Officer and Chairman of the Board of Directors of B.F. Saul Company, Chevy Chase and Saul Centers, as President and Chairman of the Board of Directors of CCPC, Westminster Investing Company, and Chevy Chase Lake Corporation, and as a Trustee of the National Geographic and the John Hopkins Medicine Board. Mr. Saul is the father of B. Francis Saul III.

John R. Whitmore, age 74 has served as a Trustee since 1984. He is a Financial Advisor who served as Senior Advisor to The Bessemer Group, Incorporated (a financial management and banking firm) and its Bessemer Trust Company subsidiaries from 1999 to 2003. Mr. Whitmore is a director of Chevy Chase, CCPC, Saul Company and Saul Centers. During the period 1975-1998, Mr. Whitmore was President and Chief Executive Officer of Bessemer Group, Incorporated and its Bessemer Trust Company subsidiaries and a director of Bessemer Securities Corporation.

Class One Trustees—Terms End at the 2009 Annual Meeting

Philip D. Caraci, age 69 was elected a Trustee in 2003. For the previous six years he served as Senior Vice President and Secretary of the Trust, Executive Vice President of Saul Company, Senior Vice President of the Advisor, Chairman of the Board of Saul Property Co., and a Director and President of Saul Centers. Mr.Caraci is also a member of the ASB Real Estate Advisory Committee, a subsidiary of Chevy Chase.

Gilbert M. Grosvenor, age 76 has served as a Trustee since 1971. Mr. Grosvenor also serves as Chairman of the Board of the National Geographic Society and as a Director of Chevy Chase Bank and Saul Centers.

Class Two Trustees—Terms End at the 2010 Annual Meeting

George M. Rogers, Jr., age 74 has served as a Trustee since 1969. Mr. Rogers is a Senior Counsel in the law firm of Pillsbury Winthrop Shaw Pittman LLP, Washington, DC, which serves as counsel to the Trust and Chevy Chase. Mr. Rogers serves as a Director of Chevy Chase, Saul Company, CCPC, Westminster Investing Corporation, and Chevy Chase Lake Corporation.

B. Francis Saul III, age 45 is Senior Vice President of the Trust and has served as a Trustee since 1997. Mr. Saul also serves as a Director and Vice Chairman of Chevy Chase and as a Director and/or Officer of Saul Company, Saul Property Co., CCPC and Westminster Investing Corporation. He is President and Director of Saul Centers. He is also Chairman Emeritus of the Boys & Girls Clubs of Greater Washington, Vice Chairman of Children’s National Medical Center, and a Director of The Conservation Fund and The Economic Club of Washington. Mr. Saul is the son of B. Francis Saul II.

Executive Officers of the Trust Who Are Not Directors

Stephen R. Halpin, Jr., age 52 serves as Vice President and Chief Financial Officer of the Trust, and Senior Vice President and Chief Financial Officer of Saul Company. He also serves as Executive Vice President and Chief Financial Officer of Chevy Chase.

Thomas H. McCormick, age 57 joined the Trust in February 2005 and serves as General Counsel of the Trust, Executive Vice President and General Counsel of Chevy Chase, Senior Vice President and General Counsel and a Director of B.F. Saul Company and Senior Vice President and General Counsel of Saul Centers. Prior to joining the Trust, Mr. McCormick was a senior partner with the law firm Shaw Pittman LLP, now know as Pillsbury Winthrop Shaw Pittman LLP. He also served as the Chair of Shaw Pittman’s Board of Directors and its Corporate and Securities group.

Patrick T. Connors, age 45 has served as a Vice President of the Trust and Senior Vice President of Saul Company since January 2000. For the previous four years, he was an attorney with the law firm of Shaw Pittman LLP, Washington, DC.

Kenneth D. Shoop, age 48 joined the Trust in September 2003 and serves as Vice President, Chief Accounting Officer and Treasurer, of the Trust, Treasurer and Vice President of Saul Company, the Advisor, Saul Property Company and Chief Accounting Officer and Vice President of Saul Centers. Prior to joining the Trust, Mr. Shoop was Vice President and Controller of Federal Realty Investment Trust.

Ross E. Heasley, age 68 serves as Vice President of the Trust, Saul Company, the Advisor, Saul Property Co. and Saul Centers.

John A. Spain, age 44 serves as Vice President of the Trust and Saul Company.

Committees of the Board of Trustees

The Board of Trustees met four times during fiscal 2007. Each member of the Board attended at least 75% of the aggregate number of meetings of the Board and of the committees of the Board on which he served.

The Board of Trustees has two standing committees: the Audit Committee and the Executive Committee.

The Audit Committee is composed of Messrs. Caraci and Grosvenor. The Audit Committee’s duties include nominating the Trust’s independent registered public accounting firm, discussing with them the scope of their examination of the Trust, reviewing with them the Trust’s financial statements and accompanying report, and reviewing their recommendations regarding internal controls and related matters. This committee met five times during fiscal 2007.

None of the members of the Audit Committee qualify as an “audit committee financial expert” as such term is defined in the Exchange Act and the rules and regulations thereunder. A substantial portion of the Trust’s consolidated assets are held, and operations are performed, at the Bank level. As of September 30, 2007, the Bank accounted for 95% of the Trust’s assets on a consolidated basis and, for the year ended September 30, 2007, the Bank accounted for 86% of the Trust’s revenue on a consolidated basis. Because the Bank operates in a highly regulated industry and has audited financial statements that are reviewed and approved by its own audit committee, which includes two persons who are deemed audit committee financial experts, the Board of Trustees has determined that it is not necessary for the Audit Committee of the Trust to include an audit committee financial expert at this time. In addition, the Board of Trustees has noted that Mr. Caraci, in his previous position as President of Saul Centers, gained substantial experience regarding accounting issues of the breadth and complexity that typically arise in connection with the Real Estate Trust’s business.

The Executive Committee is composed of Messrs. Rogers, Saul II and Whitmore. It is empowered to oversee day-to-day actions of Saul Company and Saul Property Co. in connection with the operations of the Trust, including the acquisition, administration, sale or disposition of investments. No meetings of this committee were held during fiscal 2007.

Trustees of the Trust are currently paid an annual retainer of $12,500 and a fee of $600 for each board or committee meeting attended. Trustees from outside the Washington, D.C. area are also reimbursed for out-of-pocket expenses in connection with their attendance at meetings. Mr. Saul II is not paid for attending Executive Committee meetings. For the fiscal year ended September 30, 2007, the Real Estate Trust paid total fees of $95,000 to the Trustees, including $15,000 to Mr. Saul II. Two of the Trustees have historically elected to defer the receipt of their fees. Interest is accrued on these fees at the two year treasury rate, adjusted quarterly. Deferred fees totaled $30,000 in fiscal 2007. Interest accrued on the deferred balances totaled $21,000 in fiscal 2007. At September 30, 2007, the payable due to the Trustees totaled $483,000. These funds are available to the Trustees upon their request.

Code of Ethics

The Trust’s officers and trustees are governed by a code of ethics. The code of ethics will be made available free of charge to any person upon request. Requests shall be made in writing to Mr. Kenneth Shoop, Vice President and Chief Accounting Officer, B.F. Saul Real Estate Investment Trust, 7501 Wisconsin Avenue, Bethesda, Maryland 20814.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Real Estate Trust pays no compensation to its executive officers for their services in such capacity. Messrs. Saul II, Halpin, Saul III and McCormick receive compensation from Chevy Chase for their services as officers of Chevy Chase. No other executive officers of the Real Estate Trust received any compensation from the Real Estate Trust or its subsidiaries with respect to any of the fiscal years ended September 30, 2007, 2006 and 2005.

The Bank’s executive compensation philosophy, policies, plans and programs are generally established by the Chairman and Chief Executive Officer of the Bank, subject to review and approval by the Compensation Committee (for purposes of this discussion and analysis, the “Committee”) of the Bank’s Board of Directors. While the Committee is ultimately responsible for approving the compensation elements and amounts paid to named executive officers, the Committee asks for and customarily accepts the recommendations of the Chairman and Chief Executive Officer. This arrangement reflects the fact that the Chairman and Chief Executive Officer is, indirectly, a significant shareholder who, together with his immediate and extended family, owns indirectly approximately 96% of the Bank. Thus, the Chairman and Chief Executive Officer is uniquely positioned to act in the best interests of the shareholders. The Chairman and Chief Executive Officer does not participate in the Committee’s discussion of his own compensation and similarly abstains from voting on his own compensation. In reviewing the compensation of the Chairman and Chief Executive Officer, the Committee informally informs itself of the general compensation levels of chief executive officers of comparable financial institutions. In reviewing the compensation of other executive officers, the Committee relies on the information provided by the Chairman and Chief Executive Officer.

In this Annual Report on Form 10-K, the individuals who served as the Bank’s Chairman and Chief Executive Officer and as the Bank’s Chief Financial Officer during fiscal 2007, as well as two other individuals included in the Summary Compensation Table on page 141, are referred to as the “named executive officers.” The Bank has not adopted any specific policies concerning the relationship of corporate performance to executive compensation. Instead, the Bank follows a more flexible approach which it believes to be better suited to the specific circumstances of the Bank.

Generally, decisions with respect to the Bank’s executive compensation are designed to achieve the following objectives:

•	focus executive officers on both annual and long-term business results; and

•	provide executive compensation packages that attract, retain and motivate individuals of the highest qualifications, experience and ability.

Elements of Compensation

Consistent with the Bank’s compensation objectives described above, our executive compensation program is designed to be competitive with those of other banks that are similar in size and scope of operations to the Bank.

The total compensation program for the named executive officers includes base salary, a bonus based on the executive’s performance, a long-term incentive award under the Bank’s Deferred Compensation Plan, retirement plans and perquisites. Because the Bank’s common stock is privately held, the Bank does not offer stock options as part of its compensation program.

As part of the review of compensation, the Chairman and Chief Executive Officer, as well as the Committee, has access to a variety of information, including each individual’s tenure, level of responsibility and performance, as well as factors relating to the overall financial performance of the Bank, the value of the Bank’s franchise, the results of regulatory examinations, and the Bank’s overall compliance status. Executive level compensation of banks of comparable size to the Bank is also taken into account. Neither the Bank nor the Committee uses an outside compensation consultant and there are no plans to engage one for the foreseeable future. In determining compensation of its senior officers, the Bank seeks to maintain a competitive position in the marketplace, taking into account that it does not offer equity-based compensation programs.

There is no pre-established policy or target for the allocation between either cash and non-cash, or short and long-term incentive compensation.

Base Salary

The Bank provides a base salary to attract and retain executive officers and compensate them for their services during the year. Salary levels typically are reviewed on an annual basis. Increases to salaries of named executive officers are based on an assessment of the individual’s job performance with consideration given to the Bank’s overall performance. Based on a review of these factors, increases were approved for each of the named executive officers’ base salaries in 2007. The base salary percentage increase for the named executive officers’ as a group totaled 6.9% as compared to the approximately 4.2% increase for other officers at that time in 2007. Mr. Saul II received a $100,000 (or 5.13%) increase. Messrs. Halpin (7.7%) and McCormick (8.3%) each received a $50,000 increase. Mr. Saul III (13.3%) received a $40,000 increase.

Short-Term Incentive Compensation- Cash Bonuses

The Bank pays bonuses to its named executive officers in order to reward the named executive officers for achieving short-term business objectives. As with the other components of the officers’ compensation, specific benchmarks are not used to determine the amount of the awards, but rather a more flexible approach is employed. Accordingly, a variety of factors are considered, including the Bank’s overall performance in light of market conditions. In 2007, in general, the cash bonuses awarded the named executive officers’ were based on a percentage of the base salary. Mr. McCormick received a 15% ($90,000) bonus. Mr. Halpin received a 15% bonus ($97,500), plus an additional cash award of $100,000. Mr. Saul III received a 15% ($45,000) bonus. Mr. Saul II received a cash bonus of $2,750,000, a 10% increase over his bonus in fiscal 2006.

Long-Term Incentive Program

The Bank maintains a Deferred Compensation Plan to provide long-term incentives for the named executive officers. Because the Bank is privately held and does not issue stock grants or stock options, the Deferred Compensation Plan is intended, in part, to provide incentives similar to those provided under other companies’ stock plans. The Deferred Compensation Plan is designed to reward the prior year’s performance because the amount granted to each named executive officer’s account varies based on an assessment of individual and business performance in the prior fiscal year. Second, the Deferred Compensation Plan functions as a long-term incentive; over time, the value of the grant should increase as the performance of the business improves. Third, the vesting schedule for the Deferred Compensation Plan provides a retention benefit to the Bank. Deferred Compensation Awards were granted in 2007 for fiscal year 2006 to Mr. Saul II ($950,000), Mr. Halpin ($200,000), Mr. Saul III ($45,000), and Mr. McCormick ($200,000). The Deferred Compensation Awards granted in 2007 reflect the contributions made by the named executive officers.

Retirement Plans

The retirement plans available to the Bank’s named executive officers are the B.F. Saul Company Employees Profit Sharing Retirement Plan, a defined contribution plan, and the Bank’s Supplemental Executive Retirement Plan (the “SERP”). In addition, certain of the named executive officers have entered into “Special Retirement Compensation Agreements,” discussed below under Note 26 – Compensation Plans.

Perquisites

The Bank provides named executive officers with perquisites and other personal benefits that the Bank believes to be reasonable and consistent with its overall compensation program to better enable the Bank to attract and retain superior employees for key positions. The Bank’s executive officers participate in the health and dental coverage, life insurance, paid vacation and holiday, company-owned automobiles and other programs that are generally available to all of the Company’s employees. The Bank periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.

Potential Payments Upon Termination or Change In Control

Changes in employment status such as termination, death or disability, change in control or retirement can trigger a benefit or accelerate a benefit for our salaried employees, including the named executive officers. These payments are set forth below.

Payments Made Upon Termination

In general, when a named executive officer terminates employment with the Bank, other than a termination for cause, the named executive officer is entitled to receive the amounts they have earned during the term of their employment and any benefits allowed as part of our compensation plans. These amounts that they will receive include the following:

•	amounts contributed under the defined contribution plan;

•	unused vacation pay; and

•	amounts accrued and vested under the Plan and the SERP for those named executive officers who have reached the eligible retirement age.

Payments Made Upon Death or Disability

In the event of the death or disability of a named executive officer, in addition to the items identified above, all named executive officers will receive benefits under the disability plan or payments under the life insurance plan, as appropriate.

Payments Made Upon a Change In Control

Messrs. Halpin and McCormick have entered into agreements with the Bank entitled “Agreement For Executive Level Officers Governing Confidentiality, Nonsolicitation, Ownership of Certain Works and Termination Upon Change of Control” under which the executive officer has agreed not to compete with, solicit customers of or solicit the employees of the Bank for stated periods following any termination of employment with the Bank. In addition, the Bank agrees to pay the executive a specified amount if the executive is terminated without cause in the three-year period following a change of control of the Bank. The amount payable varies, and the estimated potential minimum and maximum payouts for the named executive officers are 100% and 600% of base salary and bonus, respectively, depending on their tenure with the Bank at the time of the event and the per share price at which the triggering event has occurred.

Tax Impact on Compensation Decisions

The Bank has considered the provisions of Section 162(m) of the Internal Revenue Code of 1986, as amended, which generally limits the annual tax deductibility of compensation paid to each named executive officer to $1 million. To the extent possible, the Bank intends to preserve the federal income tax deductibility, but may choose to provide compensation that may not be deductible if it believes that such payments are appropriate to ensure that our named executive officers receive total compensation that is competitive with other banks, or reflects superior performance.

Recovery of Compensation

The Bank has no policies for recovery of compensation in the event of financial adjustments or restatements.

Report of the Compensation Committee

The Bank’s Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with Bank management and, based on such review and discussion, the Compensation Committee recommended to the Bank’s Board of Directors that the Compensation Discussion and Analysis be included in the Bank’s Annual Report on Form 10-K.

Members of the Bank’s Compensation Committee

Garland P. Moore, Jr.
George M. Rogers, Jr.
B. Francis Saul II

The report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Bank specifically requests that the information be treated as soliciting material or incorporates this item therein by reference.

Summary of Cash and Certain Other Compensation

General. The following table sets forth information for fiscal 2007 regarding the compensation earned by the Chief Executive Officer and the Chief Financial Officer of the Bank and Messrs. Saul III and McCormick, for all capacities in which they served the Bank.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)(1)	All Other Compensation ($)(2)	Total ($)

(a)	(b)	(c)	(d)	(g)	(h)	(i)	(j)
B. Francis Saul, II Chairman and Chief Executive Officer	2007	$1,988,462	$2,750,000	$950,000	$634,332	$344,055	$6,666,849

Stephen R. Halpin, Jr. Executive Vice President and Chief Financial Officer	2007	$669,231	$197,500	$200,000	$71,554	$135,125	$1,273,410

B. Francis Saul, III Vice Chairman	2007	$315,385	$45,000	$45,000	$17,117	$23,168	$445,670

Thomas H. McCormick Executive Vice President	2007	$619,231	$90,000	$200,000	$3,225	$57,757	$970,213

(1)	The amounts shown in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” include the aggregate earnings for fiscal year 2007 for each named executive officer under the Bank’s Supplemental Employee Retirement Plan, discussed below in the “Nonqualified Deferred Compensation” table and the accompanying text.
(2)	The total amounts shown in the “All Other Compensation” column for fiscal year 2007 consist of the following:

•	contributions made by the Bank to the Bank’s Supplemental Executive Retirement Plan on behalf of Mr. Saul II ($328,343), Mr. Halpin ($48,289), Mr. Saul III ($21,623), and Mr. McCormick ($29,169);

•	the taxable benefit of premiums paid by the Bank for group term life insurance on behalf of Mr. Saul II ($11,112), Mr. Halpin ($2,610), Mr. Saul III ($1,545), and Mr. McCormick ($4,890);

•	contributions to the B. F. Saul Company Employees Profit Sharing Retirement Plan (the “Retirement Plan”), a defined contribution plan, on behalf of Mr. Halpin ($13,500), and Mr. McCormick ($13,500);

•

accrued compensation on behalf of Mr. Halpin ($67,188) for the “Special Retirement Compensation Agreements” under which the executive could receive an amount up to three times his base compensation if he retires from the Bank after reaching age 63.

•	the taxable benefit of the personal use of a bank-owned automobile on behalf of Mr. Saul II ($4,600), Mr. Halpin ($3,538), and Mr. McCormick ($10,198).

Grants of Plan-Based Awards

Name		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)(3)
	Grant Date	Threshold ($)	Target ($)(2)	Maximum ($)

(a)	(b)	(c)	(d)	(e)
B. Francis Saul, II Chairman and Chief Executive Officer	03/01/2007	$950,000	$2,050,979	$5,882,150

Stephen R. Halpin, Jr. Executive Vice President and Chief Financial Officer	03/01/2007	$200,000	$431,785	$1,238,347

B. Francis Saul, III Vice Chairman	03/01/2007	$70,000	$151,125	$433,422

Thomas H. McCormick Executive Vice President	03/01/2007	$200,000	$431,785	$1,238,347

(1)	The estimated future payouts shown in the table are based on assumed performance rates for the Bank during each year in the ten-year performance period. The actual payouts under the Deferred Compensation Plan (the “Plan”) may vary substantially from the payouts shown in the table, depending upon the Bank’s actual rate of return on average assets for each fiscal year in the ten-year performance period ending September 30, 2016.
(2)	The Plan does not establish any target performance levels. The target payout amounts shown in this column have been calculated assuming that the Bank generates a 0.50% rate of return on average assets during each of the years in the performance period, which equates to hypothetical interest of 8% being credited to the account for each year.
(3)	The payout amounts shown for all participants are the estimated amounts that would be payable to such participants if their employment continued with the Bank for the entire ten-year performance period of the Plan. Mr. Saul attained the age of 72 in 2004, at which time he became fully vested in the Account maintained for his benefit under the Plan. As of September 30, 2007, the vested account balance maintained for Mr. Saul’s benefit under the Plan was $9,890,700. Under the Plan, if Mr. Saul were to retire after that date, he could elect to have the Bank pay out the Net Contribution (defined below) in his Account prior to the year 2016.

At September 30, 2007, the following individuals have vested amounts that are payable within 120 days after September 30, 2007: Mr. Saul II ($769,306) and Mr. Halpin ($169,247).

The Plan provides that, as of the end of each fiscal year in the ten-year period ending September 30, 2016 (or the executive officer’s earlier termination of employment with the Bank), the Bank will add to or deduct from each executive officer’s Account a contribution or deduction, as the case may be, which represents the hypothetical interest (which may be positive or negative) earned on the Principal Contribution, based on the Bank’s rate of return on average assets (as computed under the Plan) for the fiscal year then ended. (The Principal Contribution, plus or minus any interest credited or deducted, is referred to as the “Net Contribution.”)

Executive officers are entitled to receive the Net Contribution in their respective Account only upon full or partial vesting. Plan participants become fully vested in their Account under the Plan, provided that they remain continuously employed by the Bank during the vesting period, upon the earliest to occur of any of the following:

•	September 30, 2016;

•	attainment of age 65;

•	death;

•	total and permanent disability; or

•	a change in control of the Bank (as defined in the Plan).

Plan participants become partially vested, to the extent of 50% of the Net Contribution in the Account, upon the termination of their employment by the Bank without cause (as defined in the Plan) after September 30, 2011.

Payouts are made under the Plan within 120 days after September 30, 2016, or the earlier termination of the executive officer’s employment with the Bank, provided that vesting or partial vesting has occurred under the Plan.

Other Compensation Agreements

In addition to the change in control agreements discussed in “Compensation Discussion and Analysis— Potential Payments Upon Termination or Change In Control,” Mr. Halpin also has entered into “Special Retirement Compensation Agreements” under which the executive could receive an amount up to three times his base compensation if he retires from the Bank after reaching age 63. As of September 30, 2007, accrued compensation on behalf of Mr. Halpin totaled $401,216.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)

(a)	(b)	(c)	(d)	(e)	(f)
B. Francis Saul, II Chairman and Chief Executive Officer	$109,448	$1,278,343	$634,332	$733,918	$18,333,403

Stephen R. Halpin, Jr. Executive Vice President and Chief Financial Officer	$16,096	$203,839	$71,554	$163,093	$2,302,060

B. Francis Saul, III Vice Chairman	$7,208	$51,623	$17,117	$—	$425,065

Thomas H. McCormick Executive Vice President	$9,723	$68,169	$3,225	$—	$149,244

Nonqualified Deferred Compensation

Deferred Compensation Plan

The Bank maintains a Deferred Compensation Plan (the “Deferred Compensation Plan”) to provide long-term incentives for the named executive officers. The awards granted in 2007 reflect the overall performance of the Bank and the contributions made by the named executive officers.

Under the Deferred Compensation Plan, the named executive officers do not contribute to their respective accounts. The following amounts were contributed by the Bank for the named executives during fiscal year 2007: Mr. Saul II ($950,000), Mr. Halpin ($155,000), Mr. Saul III ($30,000), and Mr. McCormick ($39,000).

The Deferred Compensation Plan provides that the Bank will add to or deduct from each executive officer’s Account a contribution or deduction, as the case may be, which represents the hypothetical interest (which may be positive or negative) earned on the Principal Contribution, based on the Bank’s rate of return on average assets (as computed under the Deferred Compensation Plan) for the most recently completed fiscal year. (The Principal Contribution, plus or minus any interest credited or deducted, is referred to as the “Net Contribution.”) For the fiscal year ended September 30, 2007, the Bank’s rate of return on average assets totaled 0.38% which resulted in no interest being credited to the named executive officers’ deferred compensation accounts.

On January 5, 2007, the following individuals received payouts as stipulated under the plan for deferred compensation awards granted for fiscal year 1996: Mr. Saul II ($733,918) and Mr. Halpin; ($163,093).

The aggregate deferred compensation balances for fiscal year 2007 were: Mr. Saul II ($9,890,700), Mr. Halpin ($1,337,310), Mr. Saul III ($187,952), and Mr. McCormick ($89,200).

Supplemental Employee Retirement Plan

The Bank provides a supplemental defined contribution profit sharing retirement plan (the “SERP”), which covers certain highly-compensated full-time employees who meet the requirements as specified in the SERP. The SERP, which can be modified or discontinued at any time, requires participating employees to contribute 2.0% of their compensation in excess of a specified amount. The Lehman U.S. Corporate High Yield – Yield to Worst rates are used to compute the earnings calculation for the SERP.

The named executive officers made the following contributions to the SERP for fiscal year 2007: Mr. Saul II ($109,448), Mr. Halpin ($16,096), Mr. Saul III ($7,208), and Mr. McCormick ($9,723).

The named executive officers received the following corporate contributions equal to three times the employee’s contribution for fiscal year 2007: Mr. Saul II ($328,343), Mr. Halpin ($48,289), Mr. Saul III ($21,623), and Mr. McCormick ($29,169).

The named executive officers earned interest in the following amounts on their aggregate SERP account balances for fiscal year 2007: Mr. Saul II ($634,332), Mr. Halpin ($71,554), Mr. Saul III ($17,117), and Mr. McCormick ($3,225).

There were no withdrawals by, or distributions to, the named executive officers in fiscal year 2007. The aggregate balances for each named executive officer as of September 30, 2007 were: Mr. Saul II ($8,442,703), Mr. Halpin ($964,750), Mr. Saul III ($237,113), and Mr. McCormick ($60,044).

Trustee Compensation

Name	Fees Earned or Paid in Cash ($)

(a)	(b)
B. Francis Saul, II (1)	$14,900

B. Francis Saul, III	$14,900

Philip D. Caraci (2)	$17,900

Gilbert M. Grosvenor (2)	$17,900

George M. Rogers, Jr. (1)	$14,900

John R. Whitmore (1)	$14,900

(1)	Member of the Executive Committee.
(2)	Member of the Audit Committee.

Trustee Compensation

During fiscal year 2007, all trustees of the Real Estate Trust received an annual base fee of $12,500 and $600 for each meeting of the Board of Trustees and the Audit Committee attended.

Compensation Committee Interlocks and Insider Participation. Mr. B. Francis Saul II, Mr. Garland P. Moore, Jr. and Mr. George M. Rogers, Jr. are the current members of the Compensation Committee of the Board of Directors of the Bank. All of the current members also served as members of the Compensation Committee during fiscal year 2007 and fiscal year 2006. Mr. Saul is the Chairman of the Board and Chief Executive Officer of the Bank.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 14, 2007, concerning beneficial ownership of Common Shares and preferred shares of beneficial interest, referred to in this report as the “Preferred Shares,” by (a) each person known by the Trust to be the beneficial owner of more than 5% of the Common Shares and the Preferred Shares, (b) each member of the Board of Trustees, (c) each executive officer of the Trust named in the Summary Compensation Table under “Item 11. Executive Compensation” and (d) all trustees and executive officers of the Trust as a group.

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

The Preferred Shares were issued in June 1990 in connection with the transaction in which the Trust increased its equity interest in Chevy Chase from 60% to 80%. The dividend rate on the Preferred Shares is $10.50 per share per annum. Dividends are cumulative and are payable annually or at such other times as the Trustees may determine, as and when declared by the Trustees out of any assets legally available therefore. The Preferred Shares have a liquidation preference of $100 per share. Subject to limits in certain of the Trust’s loan agreements, the Preferred Shares are subject to redemption at the option of the Trust at a redemption price equal to their liquidation preference. Except as otherwise required by applicable law, the holders of Preferred Shares are entitled to vote only in certain limited situations, such as the merger of the Trust or a sale of all or substantially all of the assets of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Transactions with Saul Company and its Subsidiaries

Prior to October 1, 2005, the Real Estate Trust was managed by B. F. Saul Advisory Company, L.L.C., (the “Former Advisor”), a wholly-owned subsidiary of B. F. Saul Company (“Saul Company”). Effective October 1, 2005, the Former Advisor’s obligations under the advisory contract were assigned to Saul Company. All of the Real Estate Trust officers and four Trustees of the Trust are also officers and/or directors of Saul Company. Saul Company is paid a fixed monthly fee which is subject to annual review by the Trustees. The average monthly fee was $602,000 during fiscal 2007, $560,000 during fiscal 2006, and $487,000 during fiscal 2005. The advisory agreement continues year to year unless canceled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

Saul Company and Saul Property Co., a wholly owned subsidiary of Saul Company, provide services to the Real Estate Trust in the areas of commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. Fees to the two companies amounted to $14.7 million in fiscal 2007.

The Real Estate Trust reimburses Saul Company and Saul Property Co. for costs and expenses incurred in connection with the acquisition and development of real property on behalf of the Real Estate Trust, in-house legal expenses, and all travel expenses incurred in connection with the affairs of the Real Estate Trust.

While the Real Estate Trust made public offerings of unsecured notes it paid the Former Advisor fees equal to 2% of the principal amount of publicly offered unsecured notes as they were issued to offset the Former Advisor’s costs of administering the program. In October 2006, in conjunction with the Real Estate Trust’s decision to discontinue the public sale of unsecured notes, the fee agreement was modified whereas the fee for any calendar month that the Real Estate Trust did not issue notes under the programs was to be $7,500 for such month. The Saul Company received $90,000 in such fees in fiscal 2007.

B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of Saul Company, is a general insurance agency that receives commissions and counter-signature fees in connection with the Real Estate Trust’s insurance program. Such commissions and fees amounted to approximately $391,000 in fiscal 2007.

Under an existing unsecured note receivable from Saul Company, which was modified and amended on October 1, 2005, not to exceed $30.0 million, the Real Estate Trust received net repayments of $4.9 million during fiscal 2007. During fiscal 2006 net repayments totaled $2.8 million. At September 30, 2007 and September 30, 2006, the note balance totaled $5.4 million and $10.3 million, respectively. Interest is computed on the note at 200 basis points over a floating rate index. Interest earned on the note amounted to $532,000, $959,000 and $616,000 during fiscal 2007, 2006 and 2005, respectively. The note is due and payable on September 30, 2015.

The Trust has retained the law firm of Pillsbury Winthrop Shaw Pittman LLP, at which Mr. Rogers is senior counsel, to perform legal services for the Trust in fiscal 2007 and 2006.

The Board of Trustees of the Trust, including the independent trustees, reviews the fees and compensation arrangements between the Real Estate Trust and Saul Company and its related entities and affiliates and believes that such fees and compensation arrangements are as favorable to the Real Estate Trust as would be obtainable from unaffiliated sources. Except as otherwise noted, the Real Estate Trust does not have any written policies or procedures for the review, approval or ratification or transactions with related persons.

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

Reimbursement Agreement. Pursuant to a reimbursement agreement among the partners of the Saul Holdings Limited Partnership and certain of their affiliates, the Real Estate Trust and two of its subsidiaries have agreed to reimburse Saul Centers and the other partners in the event the Saul Holdings Limited Partnership fails to make payments with respect to certain portions of its debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. As of September 30, 2007, the maximum potential obligation of the Real Estate Trust and its subsidiaries under the agreement was approximately $100 million. See Note 5 to the Consolidated Financial Statements in this report. The Real Estate Trust believes that Saul Holdings Limited Partnership will be able to make all payments due with respect to its debt obligations.

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

Other related party transactions

Remuneration of Trustees and Officers. For fiscal 2007, the Trust paid the trustees $95,000 in fees for their services. See “Item 10. Trustees and Executive Officers of the Trust.” No compensation was paid to the officers of the Trust for acting as such; however, Messrs. Saul II, Halpin, Saul III and McCormick were paid by Chevy Chase for services as Officers of Chevy Chase. See “Item 11. Executive Compensation.” Messrs. Grosvenor, Rogers, Saul II and Saul III receive compensation for their services as directors of Chevy Chase and Messrs. Rogers, Saul II, Saul III and Whitmore and all of the officers of the Real Estate Trust receive compensation from Saul Company and/or its affiliated corporations as directors or officers thereof.

Related Party Rents. The Real Estate Trust leases space to Chevy Chase and the Saul Property Co. at four of its income-producing properties. Minimum rents and expense recoveries paid under these leases amounted to approximately $6.2 million in fiscal 2007. Chevy Chase leases space in several of the shopping centers owned by Saul Centers. The total rental payments made to Saul Centers by Chevy Chase in fiscal 2007 was $2.8 million. On September 24, 2001 Chevy Chase entered into an agreement to lease to Saul Company approximately 46,000 square feet of office space at its new corporate headquarters at 7501 Wisconsin Avenue, Bethesda, Maryland. Total payments under the lease for fiscal 2007 were $2.3 million. In addition, Chevy Chase has retained Saul Company as its leasing agent to secure tenants for additional space that will be available in the new corporate headquarters. The Trust believes that these leases have comparable terms to leases that would have been entered into with unaffiliated parties.

Independence of Trustees

The Real Estate Trust does not have securities listed on any national securities market or in any inter-dealer quotation system. Accordingly, the Real Estate Trust’s Board of Trustees is not required to, and does not, make regular determinations relating to the independence of trustees. For this reason, none of the trustees would qualify as an “independent” trustee under the listing rules of the New York Stock Exchange (“NYSE”), as such rules mandate that no trustee qualifies as “independent” without an affirmative determination by the Board of Trustees that such trustee has no material relationship with the listed company. However, if NYSE listing standards were applied to the Real Estate Trust, the Board of Trustees would not be prohibited from determining that Messrs. Caraci, Grosvenor, Rogers and Whitmore are “independent directors,” as defined in NYSE listing standards. Furthermore, the Board of Trustees would not be prohibited from determining that Messrs. Caraci and Grosvenor meet the additional independence standards applicable under NYSE listing standards to members of audit committees. The Real Estate Trust’s Board of Trustees does not have a separately designated nominating or compensation committee, as a result of which the functions that would otherwise be performed by such committees are performed by the entire Board of Trustees. The NYSE listing standards require that each member of the nominating and compensation committee of a listed company be independent. For purposes of NYSE listing standards, Messrs. Saul II and Saul III would not be considered independent, while the Board of Trustees would not be prohibited from determining that Messrs. Caraci, Grosvenor, Rogers and Whitmore are independent.

ITEM 14.	PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

During fiscal years 2007 and 2006, The Trust retained Ernst & Young LLP to provide services in the following categories and amounts:

	Fiscal Year 2007	Fiscal Year 2006
Audit Fees (1)	$1,549,700	$1,401,625
Audit Related Fees (2)	164,800	62,500

Subtotaled	1,714,500	1,464,125

Tax Fees (3)	83,750	80,000
All Other Fees	83,100	105,800

Total Fees	$1,881,350	$1,649,925

(1)	Audit fees include the audit fee and fees for comfort letters, attest services, consents and assistance with and review of documents filed with the SEC and OTS.
(2)	Audit related fees consist of fees incurred for consultation concerning financial accounting and reporting standards, performance of agreed-upon procedures, and other audit or attest services not required by statute or regulation.
(3)	Tax fees consist of fees for tax consultation and tax compliance services.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

The following consolidated financial statements of the Trust are incorporated by reference in Part II, Item 8.

(a)	Report of Independent Auditors.

(b)	Consolidated Balance Sheets—As of September 30, 2007 and 2006.

(c)	Consolidated Statements of Operations—For the years ended September 30, 2007, 2006 and 2005.

(d)	Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity—For the years ended September 30, 2007, 2006 and 2005.

(e)	Consolidated Statements of Cash Flows—For the years ended September 30, 2007, 2006 and 2005.

(f)	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules and Supplementary Data

(a) Schedules of the Real Estate Trust:

Schedule I—Condensed Financial Information—For the years ended September 30, 2007, 2006 and 2005.

Schedule III—Consolidated Schedule of Investment Properties As of September 30, 2007.

(b) Exhibits

EXHIBITS	DESCRIPTION
3. ORGANIZATIONAL DOCUMENTS

(a)	Second Amended and Restated Declaration of Trust filed with the Maryland State Department of Assessments and Taxation on May 23, 2002 as Exhibit 3(a) to Registration Statement 333-70753 is hereby incorporated by reference.

(b)	Second Amended and Restated By-Laws of the Trust dated as of May 23, 2002 as Exhibit 3(b) to Registration Statement 333-70753 is hereby incorporated by reference.

4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

(a)	Indenture, dated as of February 25, 2004, by and between the Trust and Wells Fargo Bank, National Association, as Trustee, with respect to the Trust’s 7 1 /2% Senior Secured Notes due 2014 and 7 1/2% Series B Senior Secured Notes due 2014, including Form of Note, as filed as Exhibit 4 (a) to Registration Statement 333-113640 is hereby incorporated by reference.

(b)	Indenture, dated as of April 14, 2003, between the Trust and U.S. Bank National Association, as Trustee, with respect to the Trust’s Unsecured Notes Due for One Year to Ten Years from Date of Issue, as filed as Exhibit 4 (a) to Registration Statement 333-104068 is hereby incorporated by reference.

(c)	Indenture dated as of September 1, 1992 with respect to the Trust’s Notes due from One to Ten Years form Date of Issue filed as Exhibit 4(a) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(d)	First Supplemental Indenture dated as of January 16, 1997 with respect to the Trust’s Notes due from One to Ten Years from Date of Issue filed as Exhibit 4(b) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(e)	Second Supplemental Indenture dated as of January 13, 1999 with respect to the Trust’s Notes due from One to Ten Years from Date of Issuance as filed as Exhibit 4(l) to Registration Statement No. 333-70753 is hereby incorporated by reference.

EXHIBITS	DESCRIPTION
10. MATERIAL CONTRACTS

(a)	Amended and Restated Advisory Contract dated as of October 1, 2005 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, LLC, filed as Exhibit 10(a) to Trust’s September 30 2005 Form 8-K is hereby incorporated by reference

(b)	Form of Commercial Asset Management and Leasing Agreement between the Trust and B.F. Saul Property Company filed as Exhibit 10(c) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(c)	Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(d)	First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(e)	Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Bank, F.S.B. and certain real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(f)	Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

(g)	Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	First Amendment to Registration Rights and Lock-Up Agreement dated September 29, 1999 by and among Saul Centers, Inc., the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, Franklin Property Company and Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(i)	Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company, Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.

(j)	Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., B.F. Saul Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended March 31, 2000 is hereby incorporated by reference.

(k)	Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

(l)	Amended and Restated Note Administration Fee Agreement dated as of October 1, 2005, between the Trust, B.F. Saul Company and B.F. Saul Advisory Company L.L.C., as filed as Exhibit 10(n) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(m)	Development Agreement dated as of October 1, 2005 between the Trust and B.F. Saul Property Company, as filed as Exhibit 10(o) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(n)	Amendment No.1 to Amended and Restated Advisory Contract, made as of April 3, 2006 by and among the Trust and B. F. Saul Company, as filed as Exhibit 10(a) to the Trust’s April 3, 2006 Form 8-K is hereby incorporated by reference.

(o)	Amendment No. 2 to Amended and Restated Advisory Contract, made as of January 18, 2007 by and among the Trust and B. F. Saul Company, as filed as Exhibit 10(o) to the Trust’s December 31, 2006 Form 10-Q is hereby incorporated by reference.

(p)

A current report on Form 8-K, dated April 18, 2007 was filed by the Trust with the SEC reporting the misclassification of certain cash flows from the sales of loans which were originated for investment and subsequently transferred to loans held for securitization and/or sale. (Item repeated: Item 4.02(a))

12.	Ratio of Earnings to Fixed Charges (filed herewith).

12.1	Ratio of Consolidated Earnings to Fixed Charges (filed herewith).

EXHIBITS	DESCRIPTION
21.	List of Subsidiaries of the Trust (filed herewith).

31.	Rule 13a – 14(a)/15d – 14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

SCHEDULE I

B.F. SAUL REAL ESTATE INVESTMENT TRUST

CONDENSED FINANCIAL INFORMATION

(a)	Required condensed financial information on the Trust is disclosed in the audited consolidated financial statements included herewith.

(b)	Amounts of cash dividends paid to the Trust by consolidated subsidiaries were as follows:

Year Ended September 30
2007	2006	2005
$16,000,000	$32,000,000	$39,200,000

SCHEDULE III

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

September 30, 2007

(Dollars in Thousands)

Hotels	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisitions	Land	Basis at Close of Period Buildings and Improvements	Total
Best Western—Dulles Airport, Sterling VA	$—	$8,253	$290	$7,963	$8,253

Courtyard—Tyson’s Corner, McLean VA	31,077	560	843	30,794	31,637

Crowne Plaza—Auburn Hills MI	10,450	3,966	1,031	13,385	14,416

Crowne Plaza—National Airport, Arlington VA	26,979	9,923	4,229	32,673	36,902

Crowne Plaza—Tysons Corner, McLean VA	6,976	20,722	2,265	25,433	27,698

Hampton Inn—Dulles South, Sterling, VA	12,909	1,894	3,164	11,639	14,803

Hampton Inn—Dulles Town Center, Sterling VA	11,379	486	795	11,070	11,865

Holiday Inn—Dulles Airport, Sterling VA	6,950	25,213	862	31,301	32,163

Holiday Inn—Gaithersburg MD	3,849	19,102	1,781	21,170	22,951

Holiday Inn—National Airport, Arlington VA	10,187	11,461	1,183	20,465	21,648

Holiday Inn Express—Herndon VA	5,259	1,808	1,178	5,889	7,067

SpringHill Suites—Dulles Airport, Sterling VA	—	20,158	543	19,615	20,158

SpringHill Suites—Boca Raton FL	10,942	1,512	1,220	11,234	12,454

TownePlace Suites—Boca Raton FL	7,527	908	869	7,566	8,435

TownePlace Suites—Dulles Airport, Sterling VA	5,849	1,082	219	6,712	6,931

TownePlace Suites—Ft. Lauderdale FL	7,059	857	420	7,496	7,916

TownePlace Suites—Gaithersburg MD	6,382	977	107	7,252	7,359

The Hay Adams—Washington DC	91,981	3,122	15,759	79,344	95,103

Subtotal—Hotels	$255,755	$132,004	$36,758	$351,001	$387,759

SCHEDULE III
CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST September 30, 2007 (Dollars in Thousands)	(continued)

Office and Industrial	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisitions	Land	Basis at Close of Period Buildings and Improvements	Total
900 Circle 75 Parkway—Atlanta GA	$33,434	$5,820	$563	$38,691	$39,254

1000 Circle 75 Parkway—Atlanta GA	2,820	2,417	248	4,989	5,237

1100 Circle 75 Parkway—Atlanta GA	22,746	6,353	419	28,680	29,099

8001 Wisconsin Avenue—Bethesda MD	5,408	171	1,895	3,684	5,579

Garden Plaza—Bethesda, MD	51,473	62	8,563	42,972	51,535

8201 Greensboro Drive—Tysons Corner VA	28,890	7,302	1,633	34,559	36,192

Commerce Center—Ft. Lauderdale FL	4,266	908	782	4,392	5,174

Dulles North—Loudoun County VA	5,882	630	507	6,005	6,512

Dulles North Two—Loudoun County VA	7,729	91	404	7,416	7,820

Dulles North Four—Loudoun County VA	11,093	178	2,208	9,063	11,271

Dulles North Five—Loudoun County VA	5,078	(76)	535	4,467	5,002

Dulles North Six—Loudoun County VA	2,667	1,883	257	4,293	4,550

Loudoun Tech Center I—Loudoun County VA	5,334	4,248	1,075	8,507	9,582

Sweitzer Lane—Laurel MD	13,703	—	3,701	10,002	13,703

Tysons Park Place—Tysons Corner VA	21,811	13,330	1,142	33,999	35,141

Subtotal—Office and Industrial	$222,334	$43,317	$23,932	$241,719	$265,651

SCHEDULE III
CONSOLIDATED SCHEDULE OF INVESTMENTS PROPERTIES—REAL ESTATE TRUST September 30, 2007 (Dollars in Thousands)	(continued)

Purchase Leasebacks	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisitions	Land	Basis at Close of Period Buildings and Improvements	Total
Country Club—Knoxville TN	$500	$(22)	$478	$—	$478

Houston Mall—Warner Robbins GA	650	—	650	—	650

Subtotal—Purchase Leasebacks	$1,150	$(22)	$1,128	$—	$1,128

Total Income—Producing Properties	$479,239	$175,299	$61,818	$592,720	$654,538

Land Parcels	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisitions	Land	Basis at Close of Period Buildings and Improvements	Total
Arvida Park of Commerce—Boca Raton FL	$7,378	$(1,706)	$5,433	$239	$5,672

Ashburn Village—Loudoun Co VA	4,919	478	4,919	478	5,397

Cedar Green—Loudoun Co VA	3,314	125	2,832	607	3,439

Church Road—Loudoun Co VA	2,586	1,282	3,834	34	3,868

Circle 75—Atlanta GA	12,927	3,103	14,680	1,350	16,030

Crowne Plaza—Auburn Hills MI	218	—	218	—	218

Loudoun Tech II—Sterling VA	939	114	946	107	1,053

Overland Park—Overland Park KA	2,842	786	3,568	60	3,628

Prospect Industrial Park—Fort Lauderdale FL	2,203	(1,943)	260	—	260

Sterling Boulevard—Loudoun Co VA	505	3,284	1,070	2,719	3,789

Subtotal—Land Parcels	$37,831	$5,523	$37,760	$5,594	$43,354

SCHEDULE III
CONSOLIDATED SCHEDULE OF INVESTMENTS PROPERTIES—REAL ESTATE TRUST September 30, 2007 (Dollars in Thousands)	(continued)

Construction in Progress	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisitions	Land	Basis at Close of Period Buildings and Improvements	Total
Circle 75—Atlanta GA	$1,369	$24,223	$1,369	$24,223	$25,592

Hampton Inn—Dulles North, Sterling VA	748	23,069	748	23,069	23,817

Tysons Park Place II—Fairfax VA	1,312	33,035	1,312	33,035	34,347

Subtotal—Construction in Progress	$3,429	$80,327	$3,429	$80,327	$83,756

Total Investment Properties (1)	$520,499	$261,149	$103,007	$678,641	$781,648

SCHEDULE III
CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST September 30, 2007 (Dollars in Thousands)	(continued)

Hotels	Accumulated Depreciation	(1) Related Debt	Date of Construction	Date Acquired/ Transferred	Buildings and Improvements Depreciable Lives (Years)
Best Western—Dulles Airport, Sterling VA	$4,130	$5,362	1987	4/87	31.5

Courtyard—Tyson’s Corner, McLean VA	10,776	24,323	2000	12/00	40

Crowne Plaza—Auburn Hills MI	5,614	9,965	1989	11/94	31.5

Crowne Plaza—National Airport, Arlington VA	11,639	13,995	1959	12/97	39

Crowne Plaza—Tysons Corner, McLean VA	12,574	39,179	1971	6/75	47

Hampton Inn—Dulles South, Sterling, VA	758	9,222	1989	11/05	40

Hampton Inn—Dulles Town Center, Sterling VA	5,168	7,371	2000	11/00	40

Holiday Inn—Dulles Airport, Sterling VA	22,123	34,864	1971	11/84	28

Holiday Inn—Gaithersburg MD	12,368	22,270	1972	6/75	45

Holiday Inn—National Airport, Arlington VA	12,178	10,736	1973	11/83	30

Holiday Inn Express—Herndon VA	2,028	4,017	1987	10/96	40

SpringHill Suites—Boca Raton FL	3,109	5,542	1999	9/99	40

SpringHill Suites—Dulles Airport, Sterling VA	647	21,285	2007	1/07	40

TownePlace Suites—Boca Raton FL	1,941	5,042	1999	6/99	40

TownePlace Suites—Dulles Airport, Sterling VA	1,854	5,823	1998	8/98	40

TownePlace Suites—Ft. Lauderdale FL	1,994	4,134	1999	10/99	40

TownePlace Suites—Gaithersburg MD	1,958	4,425	1999	6/99	40

The Hay Adams- Washington DC	3,737	75,000	1928	3/06	40

Subtotal—Hotels	$114,596	$302,555

SCHEDULE III
CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST September 30, 2007 (Dollars in Thousands)	(continued)

Office and Industrial	Accumulated Depreciation	(1) Related Debt	Date of Construction	Date Acquired/ Transferred	Buildings and Improvements Depreciable Lives (Years)
900 Circle 75 Parkway—Atlanta GA	$23,930	$31,200	1985	12/85	35

1000 Circle 75 Parkway—Atlanta GA	3,444	4,582	1974	4/76	40

1100 Circle 75 Parkway—Atlanta GA	18,636	10,539	1982	9/82	40

8001 Wisconsin Avenue—Bethesda MD	208	—	1986	5/05	40

Garden Plaza—Bethesda, MD	24,768	36,888	1988	4/07	30

8201 Greensboro Drive- Tysons Corner VA	20,314	76,000	1985	4/86	35

Commerce Center—Ft. Lauderdale FL	2,518	3,481	1986	1/87	35

Dulles North—Loudoun County VA	2,850	4,610	1990	10/90	31.5

Dulles North Two—Loudoun County VA	3,407	7,950	1999	10/99	40

Dulles North Four—Loudoun County VA	4,135	7,805	2002	4/02	40

Dulles North Five—Loudoun County VA	1,318	6,243	2000	3/00	40

Dulles North Six—Loudoun County VA	820	4,168	2000	10/00	40

Loudoun Tech Center I—Loudoun County VA	910	8,500	2001	12/01	40

Sweitzer Lane—Laurel MD	1,729	9,828	1995	11/00	40

Tysons Park Place—Tysons Corner VA	12,961	25,250	1976	12/99	30

Subtotal—Office and Industrial	$121,948	$237,044

Purchase Leasebacks	Accumulated Depreciation	Related Debt	Date of Construction		Date Acquired/ Transferred
Country Club—Knoxville TN	—	—			5/76

Houston Mall—Warner Robbins GA	—	—			2/72

Subtotal—Purchase Leasebacks	$—	$—

Total Income—Producing Properties	$236,544	$539,599

SCHEDULE III
CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST September 30, 2007 (Dollars in Thousands)	(continued)

Land Parcels	Accumulated Depreciation	Related Debt	Date of Construction	Date Acquired/ Transferred
Arvida Park of Commerce—Boca Raton FL	$—	$—		12/84 & 5/85

Ashburn Village—Loudoun Co VA	—	—		9/05

Cedar Green—Loudoun Co VA	—	—		10/00

Church Road—Loudoun Co VA	—	—		9/84 & 4/85

Circle 75—Atlanta GA	141	—		2/77 & 1/84

Crowne Plaza—Auburn Hills MI	—	—		8/85

Loudoun Tech II—Sterling VA				7/05

Overland Park—Overland Park KA	—	—		9/86

Prospect Industrial Park—Fort Lauderdale FL	—	—		1/77 & 2/85

Sterling Boulevard—Loudoun Co VA	—	—		10/83 & 8/84

Subtotal—Land Parcels	$141	$—

Construction in Progress	Accumulated Depreciation	Related Debt	Date of Construction	Date Acquired/ Transferred
Circle 75—Atlanta GA	—	—	11/06

Hampton Inn—Dulles North, Sterling VA	—	13,685	8/06

Tysons Park Place II—Fairfax VA	—	26,721	9/06

Subtotal—Construction in Progress	—	$40,406

	$236,685	$580,005

NOTES:

(1)	Includes hotel capital lease obligations of approximately $366.
(2)	See Summary of Significant Accounting Policies for basis of recording investment properties and computing depreciation. Investment properties are discussed in Note 6 to Consolidated Financial Statements.
(3)	A reconciliation of the basis of investment properties and accumulated depreciation follows.

SCHEDULE III
CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST BASIS OF INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION - REAL ESTATE TRUST (In thousands)	(continued)

	For the year ended September 30
Basis of investment properties (1)	2007	2006	2005
Balance at beginning of period	$650,476	$517,909	$498,873

Additions (reductions during the period):

Capital expenditures and property acquisitions from nonaffiliates	95,103	165,843	21,770

Property acquisitions from affiliates	51,472	—	5,874

Sales to nonaffiliates	(7,580)	(28,258)	(7,353)

Other	(7,823)	(5,018)	(1,255)

Balance at end of period	$781,648	$650,476	$517,909

Accumulated depreciation (1)
Balance at beginning of period	$197,855	$199,052	$183,859

Additions (reductions during the period):

Depreciation expense	22,758	20,390	19,857

Sales to nonaffiliates	—	(16,797)	(3,784)

Accumulated depreciation on property acquisitions from affiliates	23,894	—	—

Other	(7,822)	(4,790)	(880)

Balance at end of period	$236,685	$197,855	$199,052

(1)	Includes real estate held for sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B.F. SAUL REAL ESTATE INVESTMENT TRUST

December 20, 2007	By:	/s/ B. FRANCIS SAUL II
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

Signature	Title	Date
/s/ B. FRANCIS SAUL II	Trustee, Chairman of the Board (Principal Executive	December 20, 2007
B. Francis Saul II	Officer)

/s/ STEPHEN R. HALPIN, JR.	Vice President and Chief Financial Officer (Principal	December 20, 2007
Stephen R. Halpin, Jr.	Financial Officer)

/s/ KENNETH D. SHOOP	Vice President, Treasurer and Chief Accounting	December 20, 2007
Kenneth D. Shoop	Officer (Principal Accounting Officer)

/s/ PHILIP D. CARACI	Trustee	December 20, 2007
Philip D. Caraci

/s/ GILBERT M. GROSVENOR	Trustee	December 20, 2007
Gilbert M. Grosvenor

/s/ GEORGE M. ROGERS, JR.	Trustee	December 20, 2007
George M. Rogers, Jr.

/s/ B. FRANCIS SAUL III	Trustee	December 20, 2007
B. Francis Saul III

/s/ JOHN R. WHITMORE	Trustee	December 20, 2007
John R. Whitmore