Form 10-Q
period 2007-12-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2008-02-13
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of February 13, 2008, was 4,807,510.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets

B.F. SAUL REAL ESTATE INVESTMENT TRUST

(In thousands, except per share and share amounts)	December 31, 2007	September 30, 2007
	(Unaudited)
ASSETS
Real Estate
Income-producing properties
Hotel	$415,910	$387,759
Office and industrial	266,056	265,651
Other	1,128	1,128

	683,094	654,538
Accumulated depreciation	(242,719)	(236,685)

	440,375	417,853
Land parcels	43,758	43,354
Construction in progress	72,944	83,756
Investment in Saul Holdings and Saul Centers	126,374	127,079
Cash and cash equivalents	5,061	8,889
Note receivable - related party	4,900	5,400
Other assets	66,039	65,555

Total real estate assets	759,451	751,886

Banking
Cash and other deposits	531,604	380,099
Borrowings	188,227	202,268
Investment securities (market value $213,120 and $211,745, respectively)	210,365	210,363
Mortgage-backed securities (market value $1,023,800 and $1,040,424, respectively)	1,031,985	1,053,433
Loans receivable (net of allowance for losses of $42,900 and $29,000, respectively)	11,723,771	11,637,789
Federal Home Loan Bank stock	117,966	115,327
Property and equipment, net	666,177	645,521
Goodwill and other intangible assets, net	45,324	45,425
Mortgage interest-only assets	281,760	314,111
Mortgage servicing assets	148,343	155,680
Other assets	338,315	329,047

Total banking assets	15,283,837	15,089,063

TOTAL ASSETS	$16,043,288	$15,840,949

LIABILITIES
Real Estate
Mortgage notes payable	$596,317	$579,639
Notes payable - secured	250,000	250,000
Revolving credit facilities outstanding	12,000	14,000
Accrued dividends payable - preferred shares of beneficial interest	1,354	—
Other liabilities and accrued expenses	33,782	41,563
Deferred tax liability, net	38,229	37,970

Total real estate liabilities	931,682	923,172

Banking
Deposit accounts	11,141,617	10,949,577
Securities sold under repurchase agreements and other short-term borrowings	543,931	563,898
Federal Home Loan Bank advances	2,065,899	2,007,274
Other liabilities	372,803	405,775
Capital notes - subordinated	175,000	175,000

Total banking liabilities	14,299,250	14,101,524

Commitments and contingencies
Minority interest held by affiliates	137,694	138,305
Minority interest - other	296,117	296,013

TOTAL LIABILITIES	15,664,743	15,459,014

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized, 6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	322,285	325,675

	422,386	425,776
Less cost of 1,834,088 common shares of beneficial interest in treasury	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	378,545	381,935

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,043,288	$15,840,949

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

B.F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(In thousands, except per share amounts)	2007	2006
REAL ESTATE
Income
Hotels	$36,062	$33,614
Office and industrial (including $1,629 and $1,422 of rental income from banking segment, respectively)	11,720	10,147
Sales of townhomes	1,425	—
Other	212	578

Total income	49,419	44,339

Expenses
Direct operating expenses:
Hotels	23,698	21,934
Office and industrial properties	4,625	3,214
Land parcels and other	284	302
Cost of sales, townhomes	1,212	—
Interest and amortization of debt expense	14,125	13,159
Depreciation	6,034	5,505
Advisory, management and leasing fees - related parties	4,182	3,926
General and administrative	1,201	842

Total expenses	55,361	48,882

Equity in earnings of Saul Holdings and Saul Centers	3,477	3,051
Gain on sale of land	—	1,209
Gain on sale of investment	2,727	—

REAL ESTATE OPERATING INCOME (LOSS)	$262	$(283)

BANKING
Interest income
Loans	$195,602	$177,665
Mortgage-backed securities	12,486	15,036
Other	6,417	6,272

Total interest income	214,505	198,973

Interest expense
Deposit accounts	66,611	60,416
Borrowings	34,394	32,941

Total interest expense	101,005	93,357

Net interest income	113,500	105,616
Provision (credit) for loan losses	21,651	(365)

Net interest income after provision (credit) for loan losses	91,849	105,981

Other income
Deposit servicing fees	41,830	37,836
Servicing, securitization and mortgage banking income	23,701	41,001
Asset management fees	10,976	8,612
Other	6,632	10,014

Total other income	83,139	97,463

Continued on following page.

Consolidated Statements of Operations (Continued)

B.F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(In thousands, except per share amounts)	2007	2006
BANKING (Continued)
Operating expenses
Salaries and employee benefits	$87,885	$83,718
Servicing assets amortization and other loan expenses	15,512	24,500
Property and equipment (including $1,629 and $1,422 of rental expense paid to real estate segment, respectively)	18,150	14,902
Marketing	3,704	5,116
Data processing	12,200	10,284
Depreciation and amortization	12,479	14,551
Other	20,863	16,613

Total operating expenses	170,793	169,684

BANKING OPERATING INCOME	$4,195	$33,760

TOTAL COMPANY
Operating income	$4,457	$33,477
Income tax (benefit) provision	(156)	10,872

Income before minority interest	4,613	22,605
Minority interest held by affiliates	567	(3,105)
Minority interest — other	(7,292)	(7,290)

TOTAL COMPANY NET (LOSS) INCOME	$(2,112)	$12,210
Dividends: Real Estate Trust’s preferred shares of beneficial interest	(1,354)	(1,354)

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(3,466)	$10,856

NET (LOSS) INCOME PER COMMON SHARE (BASIC AND DILUTED)	$(0.72)	$2.26

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity

B.F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(Dollars in thousands)	2007	2006
COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(2,112)	$12,210
Other comprehensive income	—	—

TOTAL COMPREHENSIVE (LOSS) INCOME	$(2,112)	$12,210

CHANGES IN SHAREHOLDERS’ EQUITY
PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)	6,642	6,642

PAID-IN SURPLUS
Beginning and end of period	92,943	92,943

RETAINED EARNINGS
Beginning of period	325,675	296,293
Net (loss) income	(2,112)	12,210
Adjustments - Saul Holdings investment	252	1,716
Dividends:
Real Estate Trust preferred shares of beneficial interest:
Distributions payable	(1,354)	(1,354)
Cumulative effect of a change in accounting principle, net of tax	(176)	3,272

End of period	322,285	312,137

TREASURY SHARES
Beginning and end of period (1,834,088 shares)	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	$378,545	$368,397

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

B.F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(In thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net income (loss)	$157	$(209)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of property	—	(1,209)
Gain on sale of investment	(2,727)	—
Depreciation	6,034	5,231
Amortization of debt expense	615	746
Deferred tax expense	122	153
Decrease in accounts receivable and accrued income	1,102	2,145
Increase in accounts payable and accrued expenses	1,162	1,464
Dividends and tax sharing payments	1,777	8,000
Other	(846)	1,345

	7,396	17,666

Banking
Net (loss) income	(2,269)	12,419
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	8,565	9,683
Increase in income taxes payable	6,485	13,728
Depreciation and amortization	12,479	14,551
Provision (credit) for loan losses	21,651	(382)
Minority interest held by affiliates	(567)	3,105
Minority interest - other	2,500	2,500
Proceeds from sales of trading securities	125,459	45,620
Purchases and net fundings of loans held for securitization and/or sale	(461,663)	(1,105,107)
Proceeds from sales of loans held for securitization and/or sale	351,786	909,032
Decrease in mortgage interest-only assets	32,351	7,653
Decrease in mortgage servicing assets	7,337	6,470
Increase in other assets	(10,578)	(3,519)
Decrease in other liabilities	(39,457)	(1,016)
Other	(713)	(488)

	53,366	(85,751)

Net cash provided by (used in) operating activities	60,762	(68,085)

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Development/redevelopment expenditures	(23,084)	(13,117)
Capital expenditures	(4,055)	(5,993)
Property sales, net	—	1,485
Net repayments (advances), note receivable - related party	500	2,700
Distributions in excess of equity in earnings from Saul Holdings and Saul Centers	1,095	771
Purchases of Saul Holdings and Saul Centers	—	(12,782)
Other investments	—	30

	(25,544)	(26,906)

Banking
Purchases of investment securities	—	(6,350)
Proceeds from redemption of Federal Home Loan Bank Stock	58,277	70,938
Purchases of Federal Home Loan Bank stock	(60,915)	(81,833)
Net principal collected on loans	1,052,285	1,261,365
Net fundings and purchases of loans receivable	(1,189,414)	(1,274,930)
Proceeds from sales of loans transferred to loans held for securitization and/or sale	—	1,889
Principal collected on mortgage-backed securities	42,169	49,305
Purchases of mortgage-backed securities	(23,294)	(20,074)
Proceeds from sales of automobiles subject to lease	2,661	15,258
Net purchases of property and equipment	(32,779)	(20,521)
Net proceeds from sales of real estate	23,178	2,071
Disbursements for real estate held for investment or sale	(2,228)	(3,706)

	(130,060)	(6,588)

Net cash used in investing activities	(155,604)	(33,494)

Continued on following page.

Consolidated Statements of Cash Flows (Continued)

B.F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended December 31,
(In thousands)	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Repayments of secured revolving credit facility	$(2,000)	$—
Proceeds from mortgage financings	18,539	5,084
Principal curtailments and repayments of mortgages	(1,861)	(1,519)
Repayments of unsecured notes	—	(21,398)
(Costs) refunds of obtaining financings	(358)	(322)

	14,320	(18,155)

Banking
Proceeds from customer deposits and issuance of certificates of deposit	27,258,033	22,981,605
Customer withdrawals of deposits and payments for maturing certificates of deposit	(27,065,993)	(22,667,209)
Advances from the Federal Home Loan Bank	5,226,464	4,045,826
Repayments of advances from the Federal Home Loan Bank	(5,167,839)	(3,803,725)
Net (decrease) increase in other borrowings	(19,966)	(329,016)
Cash dividends paid on preferred stock	(2,500)	(2,500)
Cash dividends paid on common stock	—	(10,000)

	228,199	214,981

Net cash provided by financing activities	242,519	196,826

Net increase in cash and cash equivalents	147,677	95,247
Cash and cash equivalents at beginning of period	388,988	456,579

Cash and cash equivalents at end of period	$536,665	$551,826

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$5,061	$18,996
Banking
Cash and cash equivalents	531,604	532,830

Cash and cash equivalents at end of period	$536,665	$551,826

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$113,425	$100,262
Income taxes paid, net	10,609	—
Cash received during the period from:
Income taxes received, net	—	126
Dividends on shares of Saul Centers, Inc. common stock	2,514	1,983
Distributions from Saul Holdings Limited Partnership	2,058	1,839
Supplemental disclosures of noncash activities:
Loans held for sale and/or securitization exchanged for trading securities	125,139	45,370
Loans receivable transferred from real estate acquired in settlement of loans	25,818	4,084
Loans held for sale and/or securitization transferred to loans receivable	1,789	—

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	GENERAL:

The Trust has prepared its financial statements and other disclosures on a fully consolidated basis. The term “Trust” used in the text and the financial statements included herein refers to the consolidated entity, which includes B.F. Saul Real Estate Investment Trust and its subsidiaries, including Chevy Chase Bank, F.S.B. and its subsidiaries (“Chevy Chase” or the “Bank”). “Real Estate Trust” refers to B.F. Saul Real Estate Investment Trust and its subsidiaries, excluding Chevy Chase and Chevy Chase’s subsidiaries. The operations conducted by the Real Estate Trust are designated as “Real Estate,” while the business conducted by the Bank and its subsidiaries is identified by the term “Banking.” In the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the Trust’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Trust’s audited consolidated financial statements included in its Form 10-K for the fiscal year ended September 30, 2007. The results of operations for interim periods are not necessarily indicative of results to be expected for the year.

Certain reclassifications of prior periods’ information have been made to conform to the presentation for the three months ended December 31, 2007, to assure comparability of all periods presented.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The following accounting policies should be read in conjunction with the Trust’s audited consolidated financial statements and the accompanying notes included in its Form 10-K for the fiscal year ended September 30, 2007.

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

The purchase price allocation for the acquisition of a hotel property is determined based on the relative fair vale of the components of the property, which include land, building, personal property, franchise relationships, brand names, any in-place leases and other intangibles. The valuation of the personal property is based on management’s evaluation of the value of such property. The personal property is amortized over its remaining estimated useful life. To the extent that franchise relationship, trade name or other intangibles are present in an acquisition, the fair value of the intangibles are amortized over their estimated useful life or evaluated for impairment under SFAS No. 142, if determined to have an indefinite life. An impairment charge on indefinite lived intangible assets is recognized if the fair value is less than the carrying amount. At December 31, 2007 and September 30, 2007, indefinite lived intangible assets totaled $9.0 million, equal to their fair value, and are included in Other Assets on the balance sheet.

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

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed the assets are placed in service, their operating income, operating expenses, consisting mainly of real estate taxes, payroll, repairs and maintenance, utilities, insurance, franchise, marketing and other property related expenses and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized during the three-month periods ended December 31, 2007 and 2006 totaled $422,000 and $565,000, respectively.

CONSTRUCTION IN PROGRESS

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. The Construction in Progress balance as of December 31, 2007 and September 30, 2007 is as follows:

Construction in Progress

(In thousands)

	December 31, 2007	September 30, 2007
Tysons Park Place II	$47,973	$34,348
Circle 75 Townhomes	17,900	18,525
Circle 75 Infrastructure	7,071	7,066
Dulles Hampton Inn	—	23,817

Total	$72,944	$83,756

Construction of the Dulles Hampton Inn was substantially completed and the project was placed in service on October 18, 2007.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

BANKING

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Non-controlling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 establishes consistent accounting and reporting standards for the non-controlling (or minority) interest in a subsidiary and for the deconsolidation of a subsidiary. Management does not expect the adoption of SFAS 160 will have a material impact on the Bank’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007, but early adoption is permitted. Upon adoption, SFAS 159 allows entities to make a one-time irrevocable election to measure certain existing financial assets and liabilities at fair value and report the unrealized gains and losses on those items in earnings at each subsequent reporting date. When adopting SFAS 159, entities must also adopt SFAS 157, “Fair Value Measurements,” issued in September 2006, which defines fair value and outlines the hierarchy of inputs that should be used when calculating fair value. The Bank has not decided for which assets, if any, it will elect fair value treatment.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) consensus 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 eliminates the diversity in policyholder calculations of the amount that would be realized under a life insurance contract if that contract were terminated. Under EITF 06-5, policyholders will be required to recognize contract-based values at their net present value. EITF 06-5 was effective for the Bank on October 1, 2007. The impact of the adoption was $220,000 and was recorded as a cumulative-effect adjustment to retained earnings on October 1, 2007.

3.	CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying financial statements include the accounts of the Real Estate Trust, which is involved in the ownership and development of income-producing properties. The accounts of the Bank have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results and cash flows for two business operations: Real Estate and Banking. All significant inter-company transactions, except as disclosed elsewhere in the financial statements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the Bank are presented gross in the Consolidated Statements of Cash Flows. For purposes of calculating primary and diluted earnings per share, weighted average common shares outstanding totaled 4,807,510 for all periods presented. The Trust has no common share equivalents. On January 17, 2008, the Trust declared a dividend on its common shares of $0.248 per share, totaling approximately $1.2 million, payable on January 18, 2008, to holders of record on December 31, 2007.

4.	TAXES:

The Real Estate Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code (the “Code”) during fiscal 1978. As a result of the Real Estate Trust’s acquisition of an additional 20% equity interest in the Bank in June 1990, the Bank became a member of the Real Estate Trust’s affiliated group filing consolidated federal income tax returns. The current effect of the Real Estate Trust’s consolidation of the Bank’s operations into its federal income tax return results in the use of the Real Estate Trust’s net operating losses to reduce the federal income taxes the Bank would otherwise owe.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the Trust’s current fiscal year. The Trust has evaluated the impact that FIN 48 has on the Trust’s financial statements, and as of October 1, 2007, has determined that the adoption of FIN 48 did not have a material impact on its financial condition or results of operations. Further, as of December 31, 2007, the Trust had no material unrecognized tax benefits. The Real Estate Trust recognizes penalties and interest accrued to unrecognized tax benefits, if any, as general and administrative expense, the Bank recognizes penalties and interest accrued to unrecognized tax benefits, if any, as other operating expense. With certain exceptions, the Trust is no longer subject to U.S. federal, state and local tax examinations by tax authorities for fiscal years before September 30, 2004.

5.	INVESTMENT IN SAUL CENTERS, INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP – REAL ESTATE TRUST:

As of December 31, 2007 the Real Estate Trust owned approximately 5,348,000 shares of Saul Centers, Inc. (“Saul Centers”), representing 30.1% of such company’s outstanding common stock. As of December 31, 2007, the market value of the total shares was approximately $286.0 million. The majority of these shares have been pledged as collateral with the Real Estate Trust’s credit line banks. During the three-month period ended December 31, 2007, the Real Estate Trust received dividends of $2.5 million from Saul Centers.

In fiscal 1993, the Real Estate Trust entered into a series of transactions in connection with the initial public offering of Saul Centers. The Real Estate Trust transferred its 22 shopping centers and one of its office properties, together with the $196 million of mortgage debt and deferred interest associated with such properties, to a newly formed partnership, Saul Holdings Limited Partnership (“Saul Holdings Partnership”), in which as of December 31, 2007 the Real Estate Trust owns (directly and through its wholly owned subsidiaries) a 18.9% interest, other entities affiliated with the Real Estate Trust own a 4.5% interest and Saul Centers owns a 76.6% interest. Under the Saul Holdings Partnership agreement, the units are generally convertible on a one-for-one basis into common stock of Saul Centers. However, most of the limited partnership units were not convertible as of December 31, 2007 because the conversion would cause the Real Estate Trust and certain affiliates of the Real Estate Trust to exceed ownership limitation under Saul Centers articles of incorporation, which restricts the amount of its equity the Real Estate Trust and affiliates may constructively or beneficially own, denoted by reference to provisions of the Code. The Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly distributions to the partners out of net cash flow. During the three-month period ended December 31 2007, the Real Estate Trust received total cash distributions of $2.1 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s credit line banks.

Pursuant to a reimbursement agreement among the partners of Saul Holdings Partnership and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At December 31, 2007, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $100.0 million. The Real Estate Trust believes that Saul Holdings will be able to make all payments due with respect to its debt obligations.

5.	INVESTMENT IN SAUL CENTERS INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP - REAL ESTATE TRUST (Continued):

The unaudited condensed Consolidated Balance Sheets as of December 31, 2007 and 2006, and the unaudited Consolidated Statements of Operations for the three month period ended December 31, 2007 and 2006 of Saul Centers, Inc. follow:

SAUL CENTERS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	December 31,
(In thousands)	2007	2006
Assets
Real estate investments	$889,927	$841,861
Accumulated depreciation	(232,669)	(214,210)
Other assets	70,185	72,886

Total assets	$727,443	$700,537

Liabilities and stockholders’ equity
Mortgage notes payable	$532,726	$522,443
Other liabilities	41,193	40,218

Total liabilities	573,919	562,661
Minority interests	4,745	5,785
Total stockholders’ equity	148,779	132,091

Total liabilities and stockholders’ equity	$727,443	$700,537

SAUL CENTERS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	For the Three Months Ended December 31,
(In thousands)	2007	2006
Revenue
Base rent	$30,190	$28,295
Other revenue	8,620	7,608

Total revenue	38,810	35,903

Expenses
Operating expenses	8,391	7,509
Interest and amortization of deferred debt expense	8,739	8,298
Depreciation and amortization	6,988	6,409
General and administrative	3,352	2,699

Total expenses	27,470	24,915

Operating income before minority interests and gain on sale of property	11,340	10,988
Gain on sale of property	139	—

Net operating income before minority interests	11,479	10,988
Minority interests	(2,200)	(2,133)

Net income	9,279	8,855
Preferred dividends	(2,000)	(2,000)

Net income available to common shareholders	$7,279	$6,855

6.	RELATED PARTY TRANSACTIONS – REAL ESTATE TRUST:

Under an existing unsecured note receivable from B.F. Saul Company, which was modified and amended on October 1, 2005, not to exceed $30.0 million, the Real Estate Trust received net curtailments of $500,000 during the three-month period ended December 31, 2007. At December 31, 2007 and September 30, 2007, the note balance totaled $4.9 million and $5.4 million, respectively. Interest is computed on the note at 200 basis points over a floating rate index. Interest earned on the note totaled $74,000 and $157,000 for the three-month periods ended December 31, 2007 and 2006, respectively. The note is due and payable on September 30, 2015.

7.	REAL ESTATE SOLD – REAL ESTATE TRUST:

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

8.	GAIN ON SALE OF INVESTMENT – REAL ESTATE TRUST:

During the quarter ended December 31, 2007, the Real Estate Trust redeemed an equity investment which resulted in a gain of approximately $2.7 million. Redemption proceeds of approximately $5.0 million were received in January 2008. The Real Estate Trust expects to receive additional final redemption proceeds of approximately $300,000 in March or April of 2008. The Real Estate Trust’s other equity investments are included in Other Assets on the Balance Sheet.

9.	MORTGAGE NOTES PAYABLE/SECURED REVOLVING CREDIT FACILITIES – REAL ESTATE TRUST:

The Real Estate Trust has a $75.0 million secured revolving credit line with an unrelated bank that matures on January 31, 2010, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 150 basis points over the index. At December 31, 2007, the Real Estate Trust had $4.0 million in outstanding borrowings and unrestricted availability of $71.0 million.

The Real Estate Trust has an additional $75.0 million revolving credit line with an unrelated bank that matures on June 30, 2010, with provisions for extending the term for an additional year. This facility is also secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 150 basis points over the index. At December 31, 2007, the Real Estate Trust had $8.0 million in outstanding borrowings and unrestricted availability of $61.5 million. The Real Estate Trust was issued a $6.0 million letter of credit, which was reduced to $5.5 million during the quarter ended June 30, 2007, for the benefit of a mortgage lender as part of one of the mortgage financings completed during the quarter ended June 30, 2006. The letter of credit will continue to be reduced annually based on the amount of capital expended at the subject property. The letter of credit reduces the availability under the revolving credit facility.

The Real Estate Trust has a $105.0 million construction/permanent loan for its Tysons Park Place II development. The loan is for a term of 14.5 years and will bear interest at 6.28%. Interest only will be payable for the initial three years, thereafter monthly interest and principal will be payable based on a 30 year amortization period. The loan will be used to fund the majority of the construction costs for the Tysons Park Place II development. The Real Estate Trust received loan draws of $12.2 million during the three-month period ended December 31, 2007, bringing the balance outstanding under this loan at December 31, 2007 to $38.9 million.

The Real Estate Trust has a $21.2 million construction loan which is being used to finance the construction of the Hampton Inn Dulles located in Loudoun County, Virginia. The loan, which is due on March 29, 2009, with three one-year extension options, bears interest at 155 basis points over a floating rate index. Interest only is payable through maturity. The Real Estate Trust received loan draws of $6.3 million during the three-month period ended December 31, 2007, bringing the balance outstanding under this loan at December 31, 2007 to $20.0 million.

10.	INDUSTRY SEGMENT INFORMATION - REAL ESTATE TRUST:

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the “Banking” sections of the accompanying financial statements.

	Three Months Ended December 31
(In thousands)	2007	2006
INCOME
Hotels	$36,062	$33,614
Office and industrial properties	11,720	10,147
Residential	1,425	—
Other	212	578

	$49,419	$44,339

OPERATING INCOME (1)
Hotels	$8,765	$8,366
Office and industrial properties	4,665	4,747
Residential	213	—
Other	(77)	271

	13,566	13,384
Equity in earnings of Saul Holdings and Saul Centers	3,477	3,051
Gain on sales of property	—	1,209
Gain on sale of investment	2,727	—
Interest and amortization of debt expense	(14,125)	(13,159)
Advisory, management and leasing fees - related parties	(4,182)	(3,926)
General and administrative	(1,201)	(842)

Operating income (loss)	$262	$(283)

INTEREST AND AMORTIZATION OF DEBT EXPENSE
Hotels	$5,257	$4,749
Office and industrial properties	4,018	3,513
Other	4,850	4,897

	$14,125	$13,159

DEPRECIATION
Hotels	$3,599	$3,314
Office and industrial properties	2,430	2,186
Other	5	5

	$6,034	$5,505

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS
Hotels	$10,434	$7,999
Office and industrial properties	16,690	4,230
Residential, net of $1,097 allocated to cost of sales in 2008	(429)	6,288
Other	444	593

	$27,139	$19,110

IDENTIFIABLE ASSETS (AT PERIOD END)
Hotels	$327,935	$276,182
Office and industrial properties	166,569	138,770
Residential	24,985	23,569
Other	239,962	221,845

	$759,451	$660,366

(1)	Operating income (loss) includes income less direct operating expenses, cost of sales and depreciation.

11.	LOANS HELD FOR SECURITIZATION AND/OR SALE-THE BANK:

At December 31, 2007, loans held for securitization and/or sale were composed of single-family residential loans totaling $188.1 million and automobile loans totaling $98,000. At September 30, 2007, loans held for securitization and/or sale were composed of single-family residential loans totaling $202.2 million and automobile loans totaling $108,000.

12.	LOANS RECEIVABLE – THE BANK:

Loans receivable is composed of the following:

(In thousands)	December 31, 2007	September 30, 2007
Single-family residential	$8,110,677	$8,044,052
Home equity	1,555,624	1,583,170
Other real estate	808,975	814,711
Commercial	979,680	935,999
Automobile	150,543	128,823
Other consumer	44,651	43,818

	11,650,150	11,550,573

Deferred loan origination costs, net of unearned discounts	116,521	116,216
Allowance for losses on loans	(42,900)	(29,000)
	73,621	87,216

Total	$11,723,771	$11,637,789

Cumulative deferred interest totaled $119.4 million and $93.3 million at December 31, 2007 and September 30, 2007, respectively.

13.	BUSINESS SEGMENT – THE BANK:

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

(In thousands)	Retail Banking	Commercial Banking	Asset Management	Total
Three Months Ended December 31, 2007
Core operating income	$164,598	$13,217	$10,997	$188,812
Core operating expense	153,154	8,226	10,748	172,128

Core earnings	11,444	4,991	249	16,684
Non-core items	(12,276)	(118)	(95)	(12,489)

Operating income (loss)	$(832)	$4,873	$154	$4,195

Average assets	$13,710,802	$1,430,919	$63,182	$15,204,903

(In thousands)	Retail Banking	Commercial Banking	Asset Management	Total
Three Months Ended December 31, 2006
Core operating income	$180,637	$14,741	$8,636	$204,014
Core operating expense	155,382	7,924	8,588	171,894

Core earnings	25,255	6,817	48	32,120
Non-core items	2,114	(369)	(105)	1,640

Operating income (loss)	$27,369	$6,448	$(57)	$33,760

Average assets	$12,984,367	$1,416,551	$55,148	$14,456,066

The financial information for each segment is reported on the basis used internally by the Bank’s management to evaluate performance. Pre-tax core earnings exclude certain items such as income and expenses related to adjustments to loan loss reserves in excess of net charge-offs and certain other nonrecurring items. Items excluded from pre-tax core earnings are shown as non-core items. Measurement of the performance of these segments is based on the management structure of the Bank and is not necessarily comparable with financial information of other entities. The information presented is not necessarily indicative of the segment’s results of operations if each of the segments were independent entities.

14.	LITIGATION – THE BANK:

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

14.	LITIGATION – THE BANK (Continued):

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

The principal business activities of the Real Estate Trust are the ownership of 80% of the outstanding common stock of the Bank, whose assets accounted for 95% of the Trust’s consolidated assets at December 31, 2007, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in the Bank, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the OTS.

The following discussion and analysis provides information that management believes to be necessary for an understanding of the Trust’s financial condition and results of operations, and should be read in conjunction with the accompanying financial statements, notes thereto and other information contained in this document.

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at December 31, 2007, consisted primarily of hotels, office projects, and land parcels. At December 31, 2007, the Real Estate Trust’s hotel portfolio, which includes the 170 room hotel in Northern Virginia which was placed in service upon completion of construction on October 18, 2007, is comprised of 19 properties containing 3,438 available rooms. The office property portfolio consisted of 15 properties with a total gross leasable area of 2,170,000 square feet.

The hotel portfolio, excluding the newly constructed properties placed in service in January 2007 and October 2007, (“Same hotel properties”) experienced an average occupancy of 62.5% and an average room rate of $143.08 during the three-month period ended December 31, 2007, compared to an average occupancy of 68.0% and an average room rate of $132.90 during the same period in the prior year. REVPAR (revenue per available room) was $89.38 for the three-month period ended December 31, 2007, a 1.1% decrease from REVPAR for the three-month period ended December 31, 2006 of $90.33.

Office space in the Real Estate Trust’s office property portfolio, excluding the property purchased on March 29, 2007, which is 100% leased, (“Same office properties) was 90.5% leased at December 31, 2007, compared to a leasing rate of 91.1% at December 31, 2006. At December 31, 2007, of the total gross leasable area of 2,170,000 square feet, 233,896 square feet (10.3%) and 314,567 square feet (14.5%) were subject to leases expiring in the remainder of fiscal 2008 and fiscal 2009, respectively.

BANKING

General. The Bank’s assets increased by $194.8 million during the current quarter to $15.3 billion at December 31, 2007. The Bank recorded operating income of $4.2 million during the quarter ended December 31, 2007, compared to operating income of $33.8 million during the quarter ended December 31, 2006. The decrease in operating income in the quarter reflects a decrease in servicing, securitization and mortgage banking income, an increase in provision for loan losses and an increase in salaries and employee benefit expenses, which were partially offset by increases in net interest income and deposit servicing fees and a decrease in servicing assets adjustments and other loan expenses. Ongoing developments in the broader credit markets and, more specifically, in the mortgage markets have resulted in reduced investor demand and less favorable terms and pricing in the capital markets for securitizations and sales of residential mortgage loans. As a result, the Bank did not securitize and sell any residential mortgage loans in the quarter ended December 31, 2007. However, during the quarter ended December 31, 2007, the Bank sold $476.2 million of residential mortgage loans and recognized gains of $2.4 million. During the quarter ended December 31, 2006, the Bank securitized and/or sold $954.4 million of loans and recognized gains of $15.9 million.

At December 31, 2007, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.88%, 5.88%, 8.84% and 10.97%, respectively. The Bank’s regulatory capital ratios exceeded regulatory requirements as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). See “Capital.”

During the quarter ended December 31, 2007, the Bank declared and paid a cash dividend on its Preferred Stock in the amount of $2.5 million. The Bank did not pay any dividends on its common stock during the current quarter.

Recent Developments

The ongoing turmoil in the credit markets and deteriorating conditions in the U.S. housing markets worsened during the quarter ended December 31, 2007, and together with weakening overall economic conditions, continue to negatively affect the Bank and its operations. Due to reduced investor demand and less favorable terms and pricing in the capital markets for securitizations and sales of residential mortgage loans, the Bank did not securitize assets during the first quarter of fiscal 2008 and is unable to predict if or when it will do so in the future. As a result, the Bank has been retaining in its own portfolio, adjustable rate loans that it previously securitized, while continuing to originate and sell in the secondary market fixed and other adjustable loans. The Bank’s ability to retain an increasing number of loans in its portfolio eventually will be constrained by its regulatory capital requirements. Although loan production levels have fallen, due in part to the deteriorating housing market, the Bank also has taken affirmative steps to reduce its volume of loan originations, particularly residential mortgage loans originated through third-party or correspondent distribution channels, by, for example, tightening its loan underwriting guidelines. The Bank also has made staff reductions to reflect the reduced loan volumes.

Deteriorating conditions in the housing market and the general economy also have contributed to increases in the Bank’s levels of delinquent and non-performing assets and the allowance for possible credit losses. To the extent current housing market and general economic conditions continue or worsen the Bank’s level of problem assets and credit losses may increase.

Management has taken steps that it believes will help position the Bank to operate successfully in the current environment, but there can be no assurances that if market conditions continue to deteriorate, the Bank’s financial condition and/or results of operations will not continue to be adversely affected. These steps include limiting extended hours in certain retail deposit branches, revising certain fees and reducing staffing levels to reflect decreased hours and lower loan production.

Asset Quality. The following table sets forth information concerning the Bank’s non-performing assets. Amounts shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	December 31, 2007	September 30, 2007
Non-performing assets:
Non-accrual loans:
Residential mortgage	$117,323	$76,675
Home equity	8,264	5,559
Other real estate	18,266	3,972
Commercial	2,250	571
Other consumer	604	337

Total non-accrual loans (1)	146,707	87,114
Real estate acquired in settlement of loans	50,114	48,443

Total non-performing assets	$196,821	$135,557

Allowance for losses on loans	$42,900	$29,000

Ratios:
Non-accrual loans to total assets	0.96%	0.58%
Non-performing assets to total assets	1.29%	0.90%
Allowance for losses on loans to non-accrual loans (1)	29.24%	33.29%
Allowance for losses on loans to total loans receivable (2)	0.36%	0.24%

(1)	Before deduction of allowances for losses.

(2)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets include non-accrual loans and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

Non-performing assets increased to $196.8 million at December 31, 2007, from $135.6 million at September 30, 2007. Non-performing assets and delinquencies (discussed below) related to residential mortgage loans and home equity loans have increased due to the continued softening in the housing market. Non-performing assets and delinquencies may increase in future periods as interest rates and required payments adjust on payment-option and interest-only loans in the Bank’s portfolio. In addition, stricter underwriting standards and weakening property values have made refinancing more difficult.

Delinquent Loans. At December 31, 2007, delinquent loans increased to $134.9 million, or 1.1% of loans, from $90.3 million, or 0.8% of loans, at September 30, 2007. The following table sets forth information regarding the Bank’s delinquent loans at December 31, 2007.

	Principal Balance (Dollars in thousands) Loans Delinquent for
	30-59 days	60-89 days	Total
Residential mortgage	$71,396	$33,241	$104,637
Home equity	12,274	4,494	16,768
Other real estate	6,164	3,208	9,372
Commercial	35	22	57
Other Consumer	3,167	880	4,047

Total	$93,036	$41,845	$134,881

Total as a Percentage of Loans (1)	0.79%	0.34%	1.13%

(1)	Includes loans held for sale and/or securitization, before valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Residential mortgage loans delinquent 30-89 days increased to $104.6 million at December 31, 2007 from $70.6 million at September 30, 2007. Home equity loans delinquent 30-89 days increased to $16.8 million at December 31, 2007 from $4.7 million at September 30, 2007.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are assets which are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. Potential problem assets decreased to $2.9 million at December 31, 2007, compared to $4.1 million at September 30, 2007 primarily as a result of two commercial loans with an aggregate book value of $1.5 million which were placed on nonaccrual status during the current quarter.

Troubled Debt Restructurings. At December 31, 2007 and September 30, 2007, the Bank had no troubled debt restructurings.

Deferred Interest. Most of the Bank’s payment option residential mortgage loans have a payment option that could result in interest being added to the principal of the loan, or “negative amortization.” During the quarter ended December 31, 2007, the Bank recognized $32.5 million of interest income when borrowers made payments less than the amount of interest accrued, some of which was subsequently paid. As of December 31, 2007 and September 30, 2007, cumulative net deferred interest, which is included in loans receivable, totaled $119.4 million and $93.3 million, respectively.

The following table summarizes deferred interest activity:

	Three Months Ended December 31,
	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$93,320	$32,797
Additions	32,459	20,201
Sales	—	(4,793)
Repayments	(829)	(319)
Payoffs	(5,509)	(3,492)

Balance at end of period	$119,441	$44,394

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Three Months Ended December 31,
	2007	2006
Balance at beginning of period	$29,000	$25,000

Provision (credit) for loan losses	21,651	(365)

Charge-offs:
Residential mortgage	(6,138)	(1,148)
Home equity	(2,223)	(255)
Automobile	(292)	(401)
Other consumer	(313)	(368)

Total charge-offs	(8,966)	(2,172)

Recoveries:
Home equity	80	17
Commercial	40	412
Automobile	836	1,676
Other consumer	259	432

Total recoveries	1,215	2,537

Net (charge-offs) recoveries	(7,751)	365

Balance at end of period	$42,900	$25,000

Provision (credit) for loan losses to average loans (1) (2)	0.73%	(0.01%)
Net loan charge-offs (recoveries) to average loans (1) (2)	0.26%	(0.01%)
Ending allowance for losses on loans to total loans (2) (3)	0.36%	0.23%

(1)	Annualized

(2)	Includes loans held for securitization and/or sale.

(3)	Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	December 31, 2007		September 30, 2007
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of period allocated to:
Residential mortgage	$21,500	70.1%	$11,000	70.1%
Home equity	6,800	13.1	3,400	13.5
Other real estate	2,918	6.8	2,223	6.9
Commercial	2,707	8.3	2,827	8.0
Automobile	450	1.3	950	1.1
Other Consumer	1,425	0.4	1,500	0.4
Unallocated	7,100	—	7,100	—

Total	$42,900		$29,000

At December 31, 2007, the Bank’s allowances for losses on loans totaled $42.9 million, an increase of $13.9 million from the level at September 30, 2007. The allowance for losses on loans represents management’s estimate of credit losses inherent in the Bank’s loan portfolio as of the balance sheet date. The Bank’s allowance consists of several key elements, which include the allocated allowance, specific allowances for identified potential problem loans and the unallocated allowance. Management reviews the adequacy of the allowance on loans using a variety of measures and tools including historical loss performance, delinquency status, current economic conditions, internal risk ratings and current underwriting policies and procedures.

The allowance for losses on residential mortgage loans was $21.5 million at December 31, 2007, an increase of $10.5 million from the level at September 30, 2007. Management performed an analysis of the underlying collateral values of all loans that were greater than two payments delinquent at December 31, 2007, and as a result, increased the allowance for losses on residential mortgage loans. The allowance for losses on loans secured by real estate totaled $31.2 million at December 31, 2007, approximately 21.7% of total non-accrual real estate loans. During the three months ended December 31, 2007, the Bank recorded net charge-offs of $8.3 million on these assets, compared to charge-offs of $1.4 million during the three months ended December 31, 2006. The allowance for losses on automobile and other consumer loans totaled $1.9 million at December 31, 2007, a decrease of $0.6 million from the level at September 30, 2007.

The unallocated allowance for losses totaled $7.1 million at December 31, 2007, unchanged from the level at September 30, 2007. The unallocated allowance is based upon management’s evaluation and judgment of various conditions that are not directly measured in the determination of the allocated portion of the allowance. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting key lending areas of the Bank, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience, regulatory examination results and findings of the Bank’s internal credit evaluations. At December 31, 2007, most of the unallocated allowance related to risks inherent in the mortgage loan portfolio, including, for example, geographic concentration and negative amortization features of certain loans.

Asset and Liability Management. The following table presents the Bank’s interest rate sensitivity gap at December 31, 2007. Balances of interest-earning assets and interest-bearing liabilities are shown in the earlier of the period where contractual payments are due, interest rates adjust or prepayment is anticipated to occur. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for all of the Bank’s loans based on management’s estimates. The Bank’s deposits with no stated maturity, including savings and transaction accounts, have interest rates that may reprice at any time. However, market experience has shown that these deposits adjust to market prices over a much longer period of time. As a result, the Bank considers these deposits to be relatively insensitive to interest rate changes. The table contains information of the Bank only and does include consolidation or elimination entries required for the Trust’s financial presentation.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year Through Three Years	More than Three Years through Five Years	More than Five Years	Total
Real estate loans:
Adjustable-rate	$5,751,438	$792,600	$1,657,972	$535,433	$173	$8,737,616
Fixed-rate	37,763	17,200	56,672	25,641	3,924	141,200
Home equity credit lines and second mortgages	1,229,550	111,627	144,766	112,882	113,832	1,712,657
Commercial	754,362	20,023	83,708	60,938	59,708	978,739
Consumer and other	62,276	36,782	65,285	27,692	4,424	196,459
Loans held for securitization and/or sale	188,227	—	—	—	—	188,227
Mortgage-backed securities	338,941	176,234	490,871	24,148	1,791	1,031,985
Other investments	171,841	—	210,365	—	—	382,206

Total interest-earning assets	8,534,398	1,154,466	2,709,639	786,734	183,852	13,369,089
Total non-interest earning assets	—	—	—	—	1,914,748	1,914,748

Total assets	$8,534,398	$1,154,466	$2,709,639	$786,734	$2,098,600	$15,283,837

Deposits:
Fixed maturity deposits	$2,807,875	$988,603	$255,554	$16,939	$—	$4,068,971
NOW, statement and passbook accounts	—	70,924	141,847	141,847	3,229,571	3,584,189
Money market deposit accounts	2,150,857	—	—	—	—	2,150,857
Borrowings:
Capital notes - subordinated	—	—	—	—	175,000	175,000
Other	2,361,277	98,804	59,783	14,937	75,029	2,609,830

Total interest-bearing liabilities	7,320,009	1,158,331	457,184	173,723	3,479,600	12,588,847
Total non-interest bearing liabilities	—	—	—	—	1,710,403	1,710,403
Minority interest	—	—	—	—	175,495	175,495
Stockholders’ equity	—	—	—	—	809,092	809,092

Total liabilities & stockholders’ equity	$7,320,009	$1,158,331	$457,184	$173,723	$6,174,590	$15,283,837

Gap	$1,214,389	$(3,865)	$2,252,455	$613,011	$(3,295,748)
Cumulative gap	$1,214,389	$1,210,524	$3,462,979	$4,075,990	$780,242
Cumulative gap as a percentage of total assets	7.9%	7.9%	22.6%	26.6%	5.1%

The interest sensitivity “gap” shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was 7.9% at December 31, 2007 compared to 5.9% at September 30, 2007.

Capital. At December 31, 2007, the Bank complied with all of its regulatory capital requirements and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at December 31, 2007, compared to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$826,688
Minority interest in REIT Subsidiary (1)	144,000

	970,688
Adjustments for tangible and core capital:
Intangible assets	(63,661)
Non-includable subsidiaries	(2,965)
Non-qualifying purchased/originated loan servicing rights	(8,967)

Total tangible capital	895,095	5.88%	$228,417	1.50%	$666,678	4.38%

Total core capital (2)	895,095	5.88%	$609,111	4.00%	$285,984	1.88%

Tier 1 risk-based capital (2)	895,095	8.84%	$403,925	4.00%	$491,170	4.84%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	42,900

Total supplementary capital	217,900

Total available capital	1,112,995
Equity investments (3)	(2,652)

Total risk-based capital (2)	$1,110,343	10.97%	$807,850	8.00%	$302,493	2.97%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.

(2)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

(3)	Includes one property classified as real estate held for sale which is treated as an equity investment for regulatory capital purposes.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank’s REO at December 31, 2007, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,652	(1)
1991	7,894	(2)
1995	16,911	(2)
2007	8,273
2008	14,384

Total REO	$50,114

(1)	The Bank treats this amount as an equity investment and deducts it from total capital for regulatory capital purposes.

(2)	The Bank received an extension of the holding periods of these properties through August 13, 2008.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

The Real Estate Trust’s cash flows from operating activities have been historically insufficient to meet all of its cash flow requirements. The Real Estate Trust’s internal source of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, including outstanding unsecured notes sold to the public, the payment of interest on its indebtedness, and the payment of capital improvement costs. The Real Estate Trust funds such shortfalls through a combination of external funding sources, primarily new financings, the sale of unsecured notes, refinancing of maturing mortgage debt, proceeds from asset sales, dividends and distributions from Saul Centers and Saul Holdings, and dividends and tax sharing payments from the Bank. The Real Estate Trust receives quarterly distributions from its investment in Saul Holdings and dividends from its investment in Saul Centers. Historically these amounts have been reinvested in the paying entities and the Real Estate Trust has received additional partnership units and common shares in lieu of cash but, the Real Estate Trust has the ability, at its own option, to receive these distributions and dividends in cash. The availability and amount of distributions and dividends in future periods is dependent upon, among other things, Saul Holdings’ and Saul Centers’ operating performance and income. Although cash flows from operating activities, exclusive of Bank dividends and tax sharing payments, have been positive during the two most recent fiscal years, for the foreseeable future, the Real Estate Trust’s ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources other than the sale of unsecured notes. Dividends received from the Bank are a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the Bank’s operating performance and income, and regulatory restrictions on such payments.

The Real Estate Trust believes that the long term financial condition and operating results of the Bank should allow the Real Estate Trust to receive dividend payments from the Bank. During the three-month period ended December 31, 2007, the Bank made tax sharing payments totaling $1.8 million. Dividend and tax sharing payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

As of December 31, 2007 the Real Estate Trust owned approximately 5,348,000 shares of Saul Centers, Inc. (“Saul Centers”), representing 30.1% of such company’s outstanding common stock. As of December 31, 2007, the market value of the total shares was approximately $286.0 million. The majority of these shares have been pledged as collateral with the Real Estate Trust’s credit line banks. During the three-month period ended December 31, 2007, the Real Estate Trust received dividends of $2.5 million from Saul Centers.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership (“Saul Holdings Partnership”) the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the three-month period ended December 31, 2007, the Real Estate Trust received total cash distributions of $2.1 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s lines of credit banks.

The Real Estate Trust has a $75.0 million secured revolving credit line with an unrelated bank that matures on January 31, 2010, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 150 basis points over the index. At December 31, 2007, the Real Estate Trust had $4.0 million in outstanding borrowings and unrestricted availability of $71.0 million.

The Real Estate Trust has an additional $75.0 million revolving credit line with an unrelated bank that matures on June 30, 2010, with provisions for extending the term for an additional year. This facility is also secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 150 basis points over the index. At December 31, 2007, the Real Estate Trust had $8.0 million in outstanding borrowings and unrestricted availability of $61.5 million. The Real Estate Trust was issued a $6.0 million letter of credit, which was reduced to $5.5 million during the quarter ended June 30, 2007, for the benefit of a mortgage lender as part of one of the mortgage financings completed during the quarter ended June 30, 2006. The letter of credit will continue to be reduced annually based on the amount of capital expended at the subject property. The letter of credit reduces the availability under the revolving credit facility.

The maturity schedule for the Real Estate Trust’s outstanding debt at December 31, 2007 for the balance of fiscal 2008 and subsequent years is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes Payable	Notes Payable Secured	Total
2008(1)	$5,671	$—	$5,671
2009	17,667	—	17,667
2010	13,108	12,000	25,108
2011	23,791	—	23,791
2012	37,761	—	37,761
Thereafter (2)	498,319	250,000	748,319

Total	$596,317	$262,000	$858,317

(1)	January 1, 2008 - September 30, 2008.

(2)	Includes 100%, $38.9 million, of the Tysons Park Place II construction/permanent loan balance drawn to date.

Of the total mortgage debt outstanding at December 31, 2007, $537.4 million was non-recourse to the Real Estate Trust.

The Real Estate Trust has a $105.0 million construction/permanent loan for its Tysons Park Place II development. The loan will be used to fund the majority of the construction costs for the Tysons Park Place II development. The Real Estate Trust received loan draws of $12.2 million during the three-month period ended December 31, 2007, bringing the balance outstanding under this loan at December 31, 2007 to $38.9 million.

The Real Estate Trust has a $21.2 million construction loan which is being used to finance the construction of the Hampton Inn Dulles located in Loudoun County, Virginia. The Real Estate Trust received loan draws of $6.3 million during the three-month period ended December 31, 2007, bringing the balance outstanding under this loan at December 31, 2007 to $20.0 million.

REAL ESTATE ACQUISITION, DISPOSITION, DEVELOPMENT AND CAPITAL EXPENDITURES

The Real Estate Trust owns various land parcels with approximately 450 acres of available land. These parcels offer potential development opportunities for the Real Estate Trust. On October 18, 2007 the construction of the 170 room Hampton Inn Hotel in Northern Virginia was completed and the hotel commenced operation. During fiscal 2006, the Real Estate Trust also commenced the development of for-sale residential townhomes and the related infrastructure on land parcels owned in Atlanta, Georgia. The first sales of townhome units closed during the second quarter of fiscal 2007. The Trust is exploring other development scenarios on several other land parcels.

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

At December 31, 2007, the estimated remaining collateral, after market value and other adjustments, of that portion of the Bank’s assets that may be pledged to the FHLB of Atlanta and various securities dealers totaled $4.5 billion, or 29.3% of total assets. The Bank can borrow from the FHLB of Atlanta an aggregate amount of up to 50% of the Bank’s total assets, provided that the Bank has sufficient collateral to pledge against the advances and subject to certain limitations and conditions imposed by the FHLB of Atlanta.

Also at December 31, 2007, the Bank had cash and other short-term assets totaling $531.6 million, or 3.5% of total assets.

The Bank also accesses a variety of other short-term and long-term liquidity sources, including securitizations and sales of loan receivables when conditions are favorable. As part of its mortgage banking activities, the Bank sold $476.2 million of single-family residential mortgage loans during the December 2007 quarter. Generally, all long-term, fixed-rate residential mortgage loans originated during the current quarter have been or are in the process of being sold. Adjustable rate mortgage loans are either sold or placed into the Bank’s portfolio.

Management believes that the Bank’s primary sources of funds will be sufficient to meet the Bank’s foreseeable short- and long-term liquidity needs. The mix of funding sources used from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

Loan Originations, Securitizations and Sales – Retained Interests and Servicing Assets. Recent and continuing developments in the broader credit markets and, more specifically, in the mortgage markets have resulted in reduced investor demand and less favorable terms and pricing in the capital markets for securitizations and sales of residential mortgage loans. As a result, the Bank did not securitize and sell any residential mortgage loans in the quarter ended December 31, 2007. The outstanding trust certificate balances related to prior securitizations amounted to $6.4 billion at December 31, 2007.

As part of its loan origination, securitization and sale activities, the Bank generally receives or retains various interests in the loans sold, which may include servicing assets, securities, or interest-only assets, consisting of interest-only certificates and/or interest-only strips receivable. The Bank does not currently retain recourse relating to securitized loans and had no retained recourse at December 31, 2007 related to these transactions. The Bank records these interests as assets on its consolidated financial statements and determines the carrying value of the assets based on the estimated future cash flows expected to be received from the underlying assets. In accordance with the transaction documents, these cash flows are payable to the Bank before the claims of others. Periodically, the Bank obtains independent valuations as confirmation of management’s estimates of its values for interest-only and servicing assets. The Bank’s policy is to limit the aggregate amount of mortgage servicing rights and interest-only assets arising out of the securitization and sale of certain of the Bank’s ARMs to 75% of the Bank’s core capital. At December 31, 2007, those assets totaled 39.6% of the Bank’s core capital. The following tables summarize the carrying value of these assets at December 31, 2007 and September 30, 2007.

	December 31, 2007	September 30, 2007
	(in thousands)
Interest-only certificates	$255,772	$277,715
Interest-only strips receivable	25,988	36,396
Total interest-only assets	281,760	314,111
Servicing assets	148,343	155,680
Reserve accounts	7,814	2,982

Total	$437,917	$472,773

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

The following tables show the changes in the Bank’s servicing assets and interest-only assets for each of the periods shown:

Mortgage Servicing Assets Activity

(In thousands)

	Three Months Ended December 31,
	2007	2006
Beginning balance	$155,680	$167,968	(1)
Additions	5,282	13,568
Accretion	4,595	4,198
Cash received	(16,376)	(23,671)
Net Fair value adjustments	(838)	6,249

Ending balance/Carrying value	$148,343	$168,312

(1)	Includes the elimination of valuation allowances amounting to $39.2 million as a result of the adoption of SFAS 156 on October 1, 2006.

The carrying value of the Bank’s servicing assets decreased during the current quarter as a result of $16.4 million of servicing fees, prepayment penalties and late charges collected. Offsetting this amount was the capitalization of $5.3 million of servicing rights related to $457.6 million of mortgage loans sold where the Bank retained the servicing rights. The Bank did not purchase or sell in bulk any servicing rights during the current quarter.

Interest-Only Assets Activity

(In thousands)

	Three Months Ended December 31,
	2007	2006
Beginning balance	$314,111	$344,317
Additions	—	28,009
Accretion	8,883	7,734
Cash received	(39,717)	(39,732)
Fair value adjustments	(1,517)	(3,664)

Ending balance/Carrying value	$281,760	$336,664

The carrying value of the Bank’s interest-only assets decreased by $32.4 million during the current quarter as a result of $39.7 million of cash received and a $1.5 million decrease in the fair value of the interest-only assets and was partially offset by $8.9 million of accretion.

Key assumptions and the sensitivity of the current fair value of single-family residential retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

(Dollars in thousands)	December 31, 2007	September 30, 2007
Carrying value (1) (fair value)	$289,574	$317,093
Expected weighted-average life (2) (in years)	2.8	2.8
Prepayment Speed assumption (2)(3) (annual rate)
First twelve months	21.5%	20.5%
Next twelve months	22.9%	25.7%
Thereafter	23.0%	23.3%
Impact on fair value of 10% adverse change	$(17,168)	$(26,131)
Impact on fair value of 20% adverse change	$(32,485)	$(48,394)
Residual cash flow discount rate (annual)	12.0%	12.0%
Impact on fair value of 10% adverse change	$(6,073)	$(7,748)
Impact on fair value of 20% adverse change	$(13,822)	$(13,476)

(1)

December 31, 2007 includes interest-only assets of $281.8 million and reserve accounts of $7.8 million. September 30, 2007 includes interest-only assets of $314.1 million and reserve accounts of $3.0 million.

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

Commitments and Contingencies. The Bank has obligations under recourse provisions related to the servicing of certain residential mortgage loans. At December 31, 2007 and September 30, 2007, recourse to the Bank under these arrangements totaled $2.8 million and $3.0 million, respectively.

In connection with the prior securitization and sale of certain payment option residential mortgage loans, the Bank is obligated to fund a portion of any “negative amortization” resulting from the borrowers electing their option to make monthly payments that are not sufficient to cover the interest accrued for the payment period. For each dollar of negative amortization funded by the Bank, the balances of certain investment grade mortgage-backed securities received by the Bank as part of the securitization transaction increase accordingly. When the borrowers ultimately make the principal payments, the Bank receives its pro rata portion of those payments in cash, and the balances of those securities held by the Bank are reduced accordingly. During the three months ended December 31, 2007, the Bank funded $24.9 million of negative amortization under these obligations, and received $22.8 million in principal payments representing previously funded negative amortization.

There were no material commitments for capital expenditures at December 31, 2007.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006

REAL ESTATE

The Real Estate Trust recorded operating income of $262,000 in the quarter ended December 31, 2007 (the “2007 quarter”) compared to an operating loss of $283,000 in the quarter ended December 31, 2006 (the “2006 quarter”). The results reflect a $2.7 million gain due to the redemption of an equity investment, improved operating results in the hotel portfolio, higher equity earnings from Saul Holdings Partnership and Saul Centers and income generated from the sale of townhomes which were offset by increased interest and debt amortization, depreciation, advisory, management and leasing fees, general and administrative expenses, lower other income and the $1.2 million condemnation gain recognized in the 2006 quarter.

Income after direct operating expenses from hotels increased $684,000, or 5.9%, in the 2007 quarter from the level achieved in the 2006 quarter. Total revenue for the 2007 quarter increased $2.4 million, or 7.3% over the 2006 quarter, with room sales increasing $1.6 million, or 6.4%, while food, beverage and other sales increased $801,000 or 10.3%. The average room rate, exclusive of the newly constructed hotels which were placed in service in January 2007 and October 2007 (“Same hotel properties”), increased 7.7% from $132.90 in the 2006 quarter to $143.08 in the 2007 quarter while occupancy decreased from 68.0% in the 2006 quarter to 62.5% in the 2007 quarter. The newly constructed hotels contributed $2.0 million to the increase in overall revenue. Same hotel properties revenues increased approximately $412,000, or 1.2%. Direct operating expenses increased approximately $1.7 million, or 8.0%, reflecting increased operating costs, such as payroll costs, food and beverage costs, property taxes and repairs and maintenance. In addition, operating costs associated with the newly constructed hotels, are fully integrated into the 2007 quarterly results.

Income after direct operating expenses from office and industrial properties increased $162,000, or 2.3%, in the 2007 quarter compared to the 2006 quarter. Total revenue increased $1.6 million, or 15.5%, in the 2007 quarter. The property purchased on March 29, 2007 contributed $1.8 million to revenue in the 2007 quarter. Occupancy levels, excluding the property purchased on March 31, 2007 (“Same office properties”) which is 100% leased, have decreased slightly in the 2007 quarter from 91.1% at December 31, 2006 to 90.5% at December 31, 2007. The decrease in total revenue for the same office properties was caused by the March 31, 2007 lease expiration of a 100,207 square foot tenant that was the sole occupant of one of the Real Estate Trust’s industrial buildings located in Northern Virginia. No rental revenue was recognized from this property in the 2007 quarter. A lease has been signed for 100% of the available space at this property with rent to commence later in the current fiscal year. This lease is included in occupancy as of December 31, 2007. Overall direct operating expenses increased $1.4 million, or 43.9%, due to higher repairs and maintenance, utility costs, ground rent and property taxes. Direct operating expenses for the same office properties increased $262,000, or 8.2%.

Income from the sale of townhomes, after deducting the cost of sales, totaled $213,000 for the 2007 quarter. Four units were sold during the quarter for a total sales value of $1.4 million. All direct costs and allocated infrastructure and soft costs, totaling $1.2 million, associated with these units were expensed during the 2007 quarter. There were no townhome sales in the 2006 quarter.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, decreased $366,000, or 63.3%, due to lower interest income in the 2007 quarter reflecting decreased cash balances in the quarter

Land parcels and other expense decreased $18,000, or 6.0%, in the 2007 quarter when compared to the 2006 quarter reflecting slightly lower expenses associated with the Trust’s portfolio of land holdings.

Interest and amortization of debt expense increased $966,000 in the 2007 quarter when compared to the 2006 quarter. The increase is due to higher mortgage interest and debt amortization of approximately $815,000, reflecting the Real Estate Trust’s refinancing activity during the fiscal year ended September 30, 2007, higher line of credit interest of $208,000 and reduced capitalized interest of $143,000 which was partially offset by lower unsecured note interest of $200,000. The average balance of outstanding borrowings increased to $849.5 million in the 2007 quarter from $750.9 million in the 2006 quarter, reflecting higher mortgage and line of credit balances which offset lower unsecured note balances. The average cost of borrowings decreased from 7.20% in the 2006 quarter to 7.10% in the 2007 quarter.

Depreciation expense increased $529,000, or 9.6%, reflecting the March 31, 2007 office acquisition, the January and October 2007 completion of construction of the two hotel developments and other capital improvements in both the hotel and office and industrial portfolios.

Advisory, management and leasing fees paid to related parties increased $256,000, or 6.5%, in the 2007 quarter when compared to the 2006 quarter. The advisory fee in the 2007 quarter increased $94,000 over the 2006 quarter due to a contractual increase in the monthly payments. The remainder of the increase, totaling $162,000, was due mainly to higher hotel and office management fees reflecting the increase in overall hotel and office revenue.

General and administrative expense increased $359,000, or 42.6%, in the 2007 quarter compared to the 2006 quarter. The increase is due to marketing costs incurred for new development projects, both residential and hotel, and increased legal costs.

Earnings from Saul Holdings Partnership and Saul Centers totaled $3.5 million in the 2007 quarter as compared to $3.1 million in the 2006 quarter, an increase of $426,000, or 14%. The increase was primarily due to increases in operating income generated as a result of successful leasing activity as well as the acquisition, development and redevelopment activity of those entities.

During the 2007 quarter, the Real Estate Trust redeemed an equity investment which resulted in a gain of approximately $2.7 million. Redemption proceeds of approximately $5.0 million were received in January 2008. The Real Estate Trust expects to receive additional final redemption proceeds of approximately $300,000 in March or April of 2008. The Real Estate Trust’s other equity investments are included in Other Assets on the Balance Sheet.

On November 22, 2006, the Real Estate Trust received additional proceeds of approximately $1.6 million as final settlement of the February 2004 condemnation of 7.93 acres of land by the Commonwealth of Virginia. The proceeds of $1.6 million included approximately $300,000 in interest income and $8,000 of cost reimbursements. The Real Estate Trust recorded the final gain of approximately $1.2 million, net of approximately $400,000 of related expenses in the 2006 quarter. The initial gain on this condemnation of $2.7 million was recorded in fiscal 2004.

BANKING

Overview. The Bank recorded operating income of $4.2 million for the three months ended December 31, 2007 (the “2007 quarter”), compared to operating income of $33.8 million for the three months ended December 31, 2006 (the “2006 quarter”). A decrease in servicing, securitization and mortgage banking income and increases in salaries and employee benefit expenses and the provision for loan losses were partially offset by an increase in net interest income and a decrease in servicing assets adjustments and other loan expenses. Ongoing developments in the broader credit markets and, more specifically, in the mortgage markets have resulted in reduced investor demand and less favorable terms and pricing in the capital markets for securitizations and sales of residential mortgage loans. As a result, the Bank did not securitize and sell any residential mortgage loans in the quarter ended December 31, 2007. However during the 2007 quarter, the Bank sold $476.2 million of residential mortgage loans and recognized gains of $2.4 million. During the 2006 quarter, the Bank securitized and/or sold $954.4 million of loans and recognized gains of $15.9 million.

Net Interest Income. Net interest income, before the provision for loan losses, increased $7.9 million (or 7.5%) in the 2007 quarter. The Bank recorded $0.5 million of interest income on non-accrual loans during the 2007 quarter. The Bank would have recorded additional interest income of $3.2 million during the 2007 quarter if non-accrual assets had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Three Months Ended December 31,
	2007			2006
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$11,867,129	$195,602	6.59%	$10,812,780	$177,665	6.57%
Mortgage-backed securities	1,044,260	12,486	4.78	1,267,339	15,036	4.75
Federal funds sold and securities purchased under agreements to resell	40,543	473	4.67	77,337	1,073	5.55
Trading securities	21,402	316	5.91	5,790	88	6.08
Investment securities	210,363	2,498	4.75	203,815	2,066	4.05
Other interest-earning assets	205,810	3,130	6.08	187,107	3,045	6.51

Total	13,389,507	214,505	6.41	12,554,168	198,973	6.34

Noninterest-earning assets:
Cash	369,116			391,258
Real estate held for investment or sale	55,275			35,832
Property and equipment, net	658,337			606,846
Automobiles subject to lease, net	5,277			46,065
Goodwill and other intangible assets, net	45,388			39,928
Other assets	682,003			781,969

Total assets	$15,204,903			$14,456,066

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,247,762	1,438	0.26	$2,259,662	1,564	0.28
Savings deposits	1,087,664	3,171	1.17	925,439	1,067	0.46
Time deposits	4,159,030	49,575	4.77	3,590,207	41,617	4.64
Money market deposits	2,139,252	12,427	2.32	2,387,134	16,168	2.71

Total deposits	9,633,708	66,611	2.77	9,162,442	60,416	2.64
Borrowings	2,952,128	34,394	4.66	2,686,178	32,941	4.91

Total liabilities	12,585,836	101,005	3.21	11,848,620	93,357	3.15

Noninterest-bearing items:
Noninterest-bearing deposits	1,368,702			1,394,161
Other liabilities	264,502			256,997
Minority interest	175,484			175,391
Stockholders’ equity	810,379			780,897

Total liabilities and stockholders’ equity	$15,204,903			$14,456,066

Net interest income		$113,500			$105,616

Net interest spread (2)			3.20%			3.19%

Net yield on interest-earning assets (3)			3.39%			3.37%

Interest-earning assets to interest-bearing liabilities			106.39%			105.95%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.

(2)	Equals the weighted average yield on total interest-earning assets minus the weighted average rate on total interest-bearing liabilities.

(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006 Increase (Decrease) Due to Change in
	Volume (1)	Rate (1)	Total Change
Interest income:
Loans (2)	$17,377	$560	$17,937
Mortgage-backed securities	(3,340)	790	(2,550)
Securities purchased under agreements to resell	(450)	(150)	(600)
Trading securities	245	(17)	228
Investment securities	68	364	432
Other interest-earning assets	1,015	(930)	85

Total interest income	14,915	617	15,532

Interest expense:
Deposit accounts	3,185	3,010	6,195
Borrowings	9,715	(8,262)	1,453

Total interest expense	12,900	(5,252)	7,648

Increase in net interest income	$2,015	$5,869	$7,884

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.

(2)	Includes loans held for sale and/or securitization.

Interest income in the 2007 quarter increased $15.5 million (or 7.8%) from the 2006 quarter primarily as a result of higher average balances of loans receivable. A decrease in interest income on mortgage-backed securities caused by lower average balances partially offset the increased income.

The Bank’s net interest spread increased slightly to 3.39% in the 2007 quarter from 3.37% in the 2006 quarter. The ratio of average interest-earning assets to average interest-bearing liabilities was 106.4% for the 2007 quarter, essentially unchanged from the 2006 quarter.

Interest income on loans, the largest category of interest-earning assets, increased to $195.6 million for the 2007 quarter from $177.7 million for the 2006 quarter, an increase of 10.1%, due to higher average balances. The average yield on the loan portfolio increased slightly to 6.59% for the 2007 quarter from 6.57% for the 2006 quarter. Interest income on residential mortgage loans increased $18.7 million primarily due a $915.2 million increase in average balances. Lower average balances of and average yields on home equity loans resulted in a $3.0 million (or 9.5%) decrease in interest income on those loans.

Interest income on mortgage-backed securities decreased $2.5 million (or 17.0%) primarily due to a $223.1 million decrease in average balances, partially offset by an increase in the average yields on those securities to 4.78% from 4.75%.

Interest expense on deposits increased $6.2 million (or 10.3%) during the 2007 quarter. The increase resulted primarily from a 13 basis point increase in the average rate on deposits (to 2.77% from 2.64%) due to increased rates paid by the Bank in response to higher market interest rates. A $471.3 million increase in average deposit balances also contributed to the increase in interest expense.

Interest expense on borrowings increased $1.5 million (or 4.4%) in the 2007 quarter compared to the 2006 quarter. Interest expense on advances from the FHLB of Atlanta increased $2.5 million (or 10.7%) due primarily to higher average balances which were partially offset by lower average rates paid on the advances. Interest expense on other borrowings decreased $0.9 million (or 19.0%) due to lower average rates paid on those borrowings.

Provision for Loan Losses. During the 2007 quarter, the Bank recorded a provision for loan losses of $21.7 million, compared to a credit for loan losses of $0.4 million in the 2006 quarter. The provision reflects increased delinquencies and losses in the Bank’s Portfolio of residential real estate loans. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income decreased to $83.1 million in the 2007 quarter from $97.5 million in the 2006 quarter. The $14.3 million (or 14.7%) decrease was primarily attributable to decreases in servicing, securitization and mortgage banking income and other non-interest income. Those decreases were partially offset by increases in deposit servicing fees and asset management fees.

Servicing, securitization and mortgage banking income decreased to $23.7 million in the 2007 quarter, from $41.0 million in the 2006 quarter, a 42.2% decrease. Ongoing developments in the broader credit markets and, more specifically, in the mortgage markets have resulted in reduced investor demand and less favorable terms and pricing in the capital markets for securitizations and sales of residential mortgage loans. As a result, the Bank did not securitize and sell any residential mortgage loans in the quarter ended December 31, 2007. However during the 2007 quarter, the Bank sold $476.2 million of loans and recognized gains of $2.4 million. During the 2006 quarter, the Bank securitized and/or sold $954.4 million of loans and recognized gains of $15.9 million.

Other income decreased to $6.6 million in the 2007 quarter from $10.0 million in the prior corresponding quarter, a 33.8% decrease. The $3.4 million decrease resulted primarily from a $3.2 million (or 87.6%) decrease in automobile rental income as a result of the Bank’s prior decision to discontinue origination of automobile leases.

Deposit servicing fees increased $4.0 million (or 10.6%) during the 2007 quarter primarily due to fees generated from the expansion of the Bank’s branch and ATM network.

Operating Expenses. Operating expenses during the 2007 quarter increased $1.1 million (or 0.7%) from the 2006 quarter. The slight increase was largely due to increases in salaries and employee benefits and property and equipment expenses which were mostly offset by a decrease in servicing assets adjustments and other loan expenses and a reduction in depreciation and amortization. .

Salaries and employee benefits increased $4.2 million (or 5.0%) in the 2007 quarter. During the quarter, the Bank recorded $3.6 million of severance expense related to staffing reductions.

Servicing assets adjustments and other loan expenses decreased $9.0 million (or 36.7%) in the 2007 quarter primarily due to lower actual and projected prepayment speeds on securitized assets.

Property and equipment expense increased $3.2 million (or 21.8%) during the 2007 quarter primarily due to rent expense on the increased number of retail branches.

Depreciation and amortization expense decreased $2.1 million (or 14.2%) in the 2007 quarter. Depreciation expense related to automobiles subject to lease decreased $2.2 million, to $0.3 million for the 2007 quarter, due to lower levels of outstanding leases resulting from the Bank’s prior decision to discontinue origination of automobile leases.

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

The Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of December 31, 2007. Based on the foregoing, the Company’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

During the three months ended December 31, 2007 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II

Item 1.	LEGAL PROCEEDINGS

In the normal course of business the Real Estate Trust is involved in litigation, which may include disputes with tenants and certain employment claims, and litigation arising from the continued development and marketing of certain of its real estate properties. In the opinion of management, litigation which is currently pending will not have a material adverse impact on the financial condition of the Trust.

In the normal course of business, the Bank is involved in certain litigation, which may include litigation arising out of its lending activities, the enforcement or defense of the priority of its security interests, the continued development and marketing of certain of its real estate properties and certain employment claims. Although the amounts claimed in some of these suits in which the Bank is a defendant may be material, the Bank denies liability and, in the opinion of management, litigation which is currently pending will not have a material impact on the financial condition or future operations of the Bank or the Trust.

On January 16, 2007, in Andrews v. Chevy Chase Bank, FSB, the U.S. District Court for the Eastern District of Wisconsin ruled against the Bank in a case involving alleged violations of the federal Truth-in-Lending Act. The Bank has appealed the decision and the district court has suspended further proceedings pending a ruling on the appeal. See Note 14 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.

Item 1A.	RISK FACTORS

As of the quarter ended December 31, 2007, there were no additional material risks and no material changes to the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

The Trust elected to withdraw its application to the OTS for a new bank holding company.

Item 6.	EXHIBITS AND REPORTS ON 8-K

(a)	Exhibits required by Item 601 of Regulation S-K are set forth below.

EXHIBITS

EXHIBITS	DESCRIPTION

3.	ORGANIZATIONAL DOCUMENTS

(a)	Second Amended and Restated Declaration of Trust filed with the Maryland State Department of Assessments and Taxation on May 23, 2002 as Exhibit 3(a) to Registration Statement 333-70753 is hereby incorporated by reference.

(b)	Second Amended and Restated By-Laws of the Trust dated as of May 23, 2002 as Exhibit 3(b) to Registration Statement 333-70753 is hereby incorporated by reference.

4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

(a)	Indenture, dated as of February 25, 2004, by and between the Trust and Wells Fargo Bank, National Association, as Trustee, with respect to the Trust’s 7 1 /2% Senior Secured Notes due 2014 and 7 1/2% Series B Senior Secured Notes due 2014, including Form of Note, as filed as Exhibit 4 (a) to Registration Statement 333-113640 is hereby incorporated by reference.

(b)	Indenture, dated as of April 14, 2003, between the Trust and U.S. Bank National Association, as Trustee, with respect to the Trust’s Unsecured Notes Due for One Year to Ten Years from Date of Issue, as filed as Exhibit 4(a) to Registration Statement 333-104068 is hereby incorporated by reference.

(c)	Indenture dated as of September 1, 1992 with respect to the Trust’s Notes due from One to Ten Years from Date of Issue filed as Exhibit 4(a) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(d)	First Supplemental Indenture dated as of January 16, 1997 with respect to the Trust’s Notes due from One to Ten years from Date of Issue filed as Exhibit 4(b) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(e)	Second Supplemental Indenture dated as of January 13, 1999 with respect to the Trust’s Notes due from One to Ten Years from Date of Issuance as filed as Exhibit 4(l) to Registration Statement No. 333-70753 is hereby incorporated by reference.

10.	MATERIAL CONTRACTS

(a)	Amended and Restated Advisory Contract dated as of October 1, 2005 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, LLC, filed as Exhibit 10(a) to Trust’s September 30 2005 Form 8-K is hereby incorporated by reference.

(b)	Form of Commercial Asset Management and Leasing Agreement between the Trust and B.F. Saul Property Company filed as Exhibit 10(c) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(c)	Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(d)	First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(e)	Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Bank, F.S.B. and certain real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(f)	Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

(g)	Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	First Amendment to Registration Rights and Lock-Up Agreement dated September 29, 1999 by and among Saul Centers, Inc., the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, Franklin Property Company and Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(i)	Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company, Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.

(j)	Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., B.F. Saul Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended March 31, 2000 is hereby incorporated by reference.

(k)	Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

(l)	Amended and Restated Note Administration Fee Agreement dated as of October 1, 2005, between the Trust, B.F. Saul Company and B.F. Saul Advisory Company L.L.C., as filed as Exhibit 10(n) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(m)	Development Agreement dated as of October 1, 2005 between the Trust and B.F. Saul Property Company, as filed as Exhibit 10(o) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(n)	Amendment No. 1 to Amended and Restated Advisory Contract, made as of April 3, 2006 by and among the Trust and B. F. Saul Company, as filed as Exhibit 10(a) to the Trust’s April 3, 2006 Form 8-K is hereby incorporated by reference.

(o)	Amendment No. 2 to Amended and Restated Advisory Contract, made as of January 18, 2007 by and among the Trust and B. F. Saul Company, as filed as Exhibit 10(o) to the Trust’s December 31, 2006 Form 10-Q is hereby incorporated by reference.

(p)	A current report on Form 8-K, dated April 18, 2007 was filed by the Trust with the SEC reporting the misclassification of certain cash flows from the sales of loans which were originated for investment and subsequently transferred to loans held for securitization and/or sale. (Item repeated: Item 4.02(a)).

(q)	Amendment No. 3 to Amended and Restated Advisory Contract, made as of January 17, 2008 by and among the Trust and B. F. Saul Company (filed herewith).

12.	Ratio of Earnings to Fixed Charges (filed herewith).

12.1	Ratio of Consolidated Earnings to Fixed Charges (filed herewith)

31.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. F. SAUL REAL ESTATE INVESTMENT TRUST
(Registrant)

Date: February 13, 2008	/s/ Stephen R. Halpin, Jr.
Stephen R. Halpin, Jr.
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 13, 2008	/s/ Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)