Form 10-Q
period 2008-03-31
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2008-05-14
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of May 14, 2008, was 4,807,510.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):

(a) Consolidated Balance Sheets at March 31, 2008 and September 30, 2007	3

(b) Consolidated Statements of Operations for the three and six month periods ended March 31, 2008 and 2007	4

(c) Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity for the three and six month periods ended March 31, 2008 and 2007	6

(d) Consolidated Statements of Cash Flows for the six month periods ended March 31, 2008 and 2007	7

(e) Notes to Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:	19

(a) Financial Condition	19

Real Estate	19

Banking	19

(b) Liquidity and Capital Resources	27

Real Estate	27

Banking	28

(c) Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007	31

Six months ended March 31, 2008 compared to six months ended March 31, 2007	36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	43

Item 4. Submission of Matters to a Vote of Security Holders	43

Item 5. Other Information	43

Item 6. Exhibits	44

Item 1.	Financial Statements

Consolidated Balance Sheets

B. F. SAUL REAL ESTATE INVESTMENT TRUST

(In thousands, except per share and share amounts)	March 31, 2008	September 30, 2007
	(Unaudited)
ASSETS
Real Estate
Income-producing properties
Hotel	$420,704	$387,759
Office and industrial	267,085	265,651
Other	1,128	1,128

	688,917	654,538
Accumulated depreciation	(248,859)	(236,685)

	440,058	417,853
Land parcels	43,933	43,354
Construction in progress	83,142	83,756
Investment in Saul Holdings and Saul Centers	125,101	127,079
Cash and cash equivalents	5,252	8,889
Note receivable and accrued interest - related party	650	5,400
Other assets	65,921	65,555

Total real estate assets	764,057	751,886

Banking
Cash and other deposits	446,595	380,099
Loans held for securitization and/or sale	185,685	202,268
Investment securities (market value $215,329 and $211,745, respectively)	210,363	210,363
Mortgage-backed securities (market value $952,763 and $1,040,424, respectively)	974,592	1,053,433
Loans receivable (net of allowance for losses of $84,065 and $29,000, respectively)	11,761,042	11,637,789
Federal Home Loan Bank stock	94,666	115,327
Property and equipment, net	674,656	645,521
Goodwill and other intangible assets, net	45,223	45,425
Mortgage interest-only assets	270,603	314,111
Mortgage servicing assets	126,446	155,680
Other assets	322,633	329,047

Total banking assets	15,112,504	15,089,063

TOTAL ASSETS	$15,876,561	$15,840,949

LIABILITIES
Real Estate
Mortgage notes payable	$606,478	$579,639
Notes payable - secured	250,000	250,000
Revolving credit facilities outstanding	14,000	14,000
Other liabilities and accrued expenses	35,444	41,563
Deferred tax liability, net	37,456	37,970

Total real estate liabilities	943,378	923,172

Banking
Deposit accounts	11,450,200	10,949,577
Borrowings	596,986	563,898
Federal Home Loan Bank advances	1,548,124	2,007,274
Other liabilities	364,981	405,775
Capital notes - subordinated	175,000	175,000

Total banking liabilities	14,135,291	14,101,524

Commitments and contingencies
Minority interest held by affiliates	136,218	138,305
Minority interest - other	296,122	296,013

TOTAL LIABILITIES	15,511,009	15,459,014

SHAREHOLDERS' EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized, 6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	309,292	325,675

	409,393	425,776
Less cost of 1,834,088 common shares of beneficial interest in treasury	(43,841)	(43,841)

TOTAL SHAREHOLDERS' EQUITY	365,552	381,935

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,876,561	$15,840,949

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations (Unaudited)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(In thousands, except per share amounts)	2008	2007	2008	2007
REAL ESTATE
Income
Hotels	$35,596	$34,408	$71,658	$68,022
Office and industrial (including $1,541, $1,443, $3,169 and $2,865 of rental income from banking segment, respectively)	11,860	10,193	23,580	20,340
Sales of townhomes	1,938	4,585	3,363	4,585
Other	159	360	371	938

Total income	49,553	49,546	98,972	93,885

Expenses
Direct operating expenses:
Hotels	23,813	22,147	47,511	44,081
Office and industrial properties	5,017	3,322	9,642	6,536
Land parcels and other	280	358	564	660
Cost of sales, townhomes	1,736	3,733	2,948	3,733
Interest and amortization of debt expense	14,636	13,049	28,761	26,208
Depreciation	6,140	5,406	12,174	10,911
Advisory, management and leasing fees—related parties	4,366	4,145	8,548	8,071
General and administrative	603	1,021	1,804	1,863

Total expenses	56,591	53,181	111,952	102,063

Equity in earnings of Saul Holdings and Saul Centers	3,125	2,988	6,602	6,039
Gain on sale of land	—	—	—	1,209
Gain on sale of investment	—	—	2,727	—

REAL ESTATE OPERATING LOSS	$(3,913)	$(647)	$(3,651)	$(930)

BANKING
Interest income
Loans	$181,549	$184,351	$377,151	$362,016
Mortgage-backed securities	11,699	14,746	24,186	29,781
Other	5,534	6,007	11,950	12,280

Total interest income	198,782	205,104	413,287	404,077

Interest expense
Deposit accounts	59,706	62,885	126,317	123,301
Borrowings	25,761	31,898	60,155	64,839

Total interest expense	85,467	94,783	186,472	188,140

Net interest income	113,315	110,321	226,815	215,937
Provision (credit) for loan losses	51,881	(625)	73,532	(991)

Net interest income after provision (credit) for loan losses	61,434	110,946	153,283	216,928

Other income
Deposit account servicing fees	43,323	36,080	85,153	73,916
Servicing, securitization and mortgage banking income	35,582	7,794	59,283	48,794
Asset management fees	11,257	9,819	22,233	18,431
Other	21,041	7,461	26,272	17,475

Total other income	111,203	61,154	192,941	158,616

Continued on following page.

Consolidated Statements of Operations (Unaudited) (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(In thousands, except per share amounts)	2008	2007	2008	2007
BANKING (Continued)
Operating expenses
Salaries and employee benefits	$82,510	$88,254	$170,395	$171,972
Servicing assets adjustments and other loan expenses	28,421	26,212	43,933	50,712
Property and equipment (including $1,541, $1,443, $3,169 and $2,865 of rental expense paid to real estate segment, respectively)	19,026	16,297	37,175	31,199
Marketing	2,000	3,966	5,703	9,082
Data processing	12,403	11,005	24,603	21,289
Depreciation and amortization	12,242	13,713	24,721	28,264
Other	18,964	17,759	38,428	34,372

Total operating expenses	175,566	177,206	344,958	346,890

BANKING OPERATING (LOSS) INCOME	$(2,929)	$(5,106)	$1,266	$28,654

TOTAL COMPANY
Operating (loss) income	$(6,842)	$(5,753)	$(2,385)	$27,724
Income tax (benefit) provision	(4,238)	(4,197)	(4,394)	6,675

(Loss) income before minority interest	(2,604)	(1,556)	2,009	21,049
Minority interest held by affiliates	1,476	1,687	2,043	(1,418)
Minority interest—other	(7,331)	(7,307)	(14,623)	(14,597)

TOTAL COMPANY NET (LOSS) INCOME	(8,459)	(7,176)	(10,571)	5,034
Dividends: Real Estate Trust's preferred shares of beneficial interest	(1,355)	(1,355)	(2,709)	(2,709)

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(9,814)	$(8,531)	$(13,280)	$2,325

NET (LOSS) INCOME PER COMMON SHARE (BASIC AND DILUTED)	$(2.04)	$(1.78)	$(2.76)	$0.48

DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.68	$0.68	$0.68	$0.68

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders' Equity (Unaudited)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(Dollars in thousands)	2008	2007	2008	2007
COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(8,459)	$(7,176)	$(10,571)	$5,034
Other comprehensive income	—	—	—	—

TOTAL COMPREHENSIVE (LOSS) INCOME	$(8,459)	$(7,176)	$(10,571)	$5,034

CHANGES IN SHAREHOLDERS' EQUITY

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)	$516	$516	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)	6,642	6,642	6,642	6,642

PAID-IN SURPLUS
Beginning and end of period	92,943	92,943	92,943	92,943

RETAINED EARNINGS
Beginning of period	322,285	312,137	325,675	296,293
Net (loss) income	(8,459)	(7,176)	(10,571)	5,034
Adjustments:
Saul Holdings investment	112	1,407	364	3,123
Other	—	(1,917)	—	(1,917)
Dividends:
Real Estate Trust preferred shares of beneficial interest	(1,355)	(1,355)	(2,709)	(2,709)
Real Estate Trust common shares of beneficial interest	(3,291)	(3,291)	(3,291)	(3,291)
Cumulative effect of a change in accounting principle, net of tax	—	—	(176)	3,272

End of period	309,292	299,805	309,292	299,805

TREASURY SHARES
Beginning and end of period (1,834,088 shares)	(43,841)	(43,841)	(43,841)	(43,841)

TOTAL SHAREHOLDERS' EQUITY	$365,552	$356,065	$365,552	$356,065

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Six Months Ended March 31,
(In thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net loss	$(2,399)	$(637)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of property	—	(1,209)
Gain on sale of investment	(2,727)	—
Depreciation	12,174	10,911
Amortization of debt expense	1,238	1,248
Deferred tax benefit provision	(711)	(336)
Increase in accounts receivable and accrued income	(2,101)	(273)
Increase (decrease) in accounts payable and accrued expenses	1,565	(256)
Dividends and tax sharing payments	1,777	20,694
Other, net	(3,470)	(2,894)

	5,346	27,248

Banking
Net (loss) income	(8,172)	5,671
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	11,967	18,282
Increase in income taxes payable	42,124	17,390
Depreciation and amortization	24,721	28,264
Provision (credit) for loan losses	73,532	(991)
Minority interest held by affiliates	(2,043)	1,418
Minority interest—other	5,000	5,000
Proceeds from sales of trading securities	193,290	84,139
Purchases and net fundings of loans held for securitization and/or sale	(1,010,235)	(2,159,592)
Proceeds from sales of loans held for securitization and/or sale	746,446	1,923,294
Decrease in interest-only strips assets	43,508	44,801
Decrease in mortgage servicing assets	29,234	12,491
Decrease in other assets	5,729	20,485
Increase (decrease) in other liabilities	(82,919)	3,960
Other	(947)	(447)

	71,235	4,165

Net cash provided by operating activities	76,581	31,413

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Property acquisitions	—	(47,137)
Development/redevelopment expenditures, net of $1,097 and $3,431, respectively allocated to cost of sales in 2008 and 2007	(32,221)	(26,541)
Capital expenditures	(10,140)	(11,360)
Property sales, net	—	1,485
Net repayments, note receivable—related party	4,750	1,950
Distributions in excess of equity in earnings from Saul Holdings and Saul Centers	2,540	1,706
Purchases of Saul Holdings and Saul Centers	—	(24,160)
Proceeds from other investments	5,699	—
Purchases of other investments	—	(65)

	(29,372)	(104,122)

Banking
Purchases of investment securities	—	(6,350)
Proceeds from redemption of Federal Home Loan Bank Stock	138,301	158,753
Purchases of Federal Home Loan Bank Stock	(117,640)	(146,274)
Net principal collected on loans	1,980,582	2,428,392
Net fundings and purchases of loans receivable	(2,132,258)	(2,588,327)
Proceeds from sales of loans transferred to loans held for securitization and/or sale	—	2,052
Principal collected on mortgage-backed securities	89,859	90,707
Purchases of mortgage-backed securities	(14,114)	(33,486)
Proceeds from sales of automobiles subject to lease	4,892	29,867
Net purchases of property and equipment	(55,051)	(55,320)
Net proceeds from sales of property and equipment	1,848	26,293
Net proceeds from sales of real estate	34,764	9,122
Disbursements for real estate held for sale	(5,483)	(6,916)
Other	—	(675)

	(74,300)	(92,162)

Net cash used in investing activities	(103,672)	(196,284)

Continued on following page.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Six Months Ended March 31,
(In thousands)	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Net proceeds from secured revolving credit facilities	$—	$65,000
Proceeds from mortgage financings	30,560	17,735
Principal curtailments and repayments of mortgages	(3,721)	(8,764)
Repayments of unsecured notes	—	(21,398)
Costs of obtaining financings	(450)	(400)
Cash dividends paid on preferred stock	(2,709)	(2,709)
Cash dividends paid on common stock	(3,291)	(3,291)

	20,389	46,173

Banking
Proceeds from customer deposits and issuance of certificates of deposit	53,570,240	46,063,855
Customer withdrawals of deposits and payments for maturing certificates of deposit	(53,069,617)	(45,503,323)
Advances from the Federal Home Loan Bank	9,478,978	7,070,914
Repayments of advances from the Federal Home Loan Bank	(9,938,128)	(7,348,227)
Net increase (decrease) in other borrowings	33,088	(146,530)
Capital contribution from parent	—	9,995
Cash dividends paid on preferred stock	(5,000)	(5,000)
Cash dividends paid on common stock	—	(20,000)

	69,561	121,684

Net cash provided by financing activities	89,950	167,857

Net increase in cash and cash equivalents	62,859	2,986
Cash and cash equivalents at beginning of period	388,988	456,579

Cash and cash equivalents at end of period	$451,847	$459,565

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$5,252	$15,690
Banking
Cash and other deposits	446,595	443,875

Cash and cash equivalents at end of period	$451,847	$459,565

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$218,576	$200,741
Income taxes, net	28	(6,167)
Shares of Saul Centers, Inc. common stock	—	24,160
Cash received during the period from:
Dividends on shares of Saul Centers, Inc. common stock	5,028	4,068
Distributions from Saul Holdings Limited Partnership	4,115	3,677
Supplemental disclosures of noncash activities:
Loans held for sale and/or securitization exchanged for trading securities	192,898	83,740
Loans receivable transferred to real estate acquired in settlement of loans	40,714	7,813
Loans held for sale and/or securitization transferred to loans receivable	4,113	—

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

Certain reclassifications of prior periods’ information have been made to conform to the presentation for the six months ended March 31, 2008, to ensure comparability of all periods presented.

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

The purchase price allocation for the acquisition of a hotel property is determined based on the relative fair vale of the components of the property, which include land, building, personal property, franchise relationships, brand names, any in-place leases and other intangibles. The valuation of the personal property is based on management’s evaluation of the value of such property. The personal property is amortized over its remaining estimated useful life. To the extent that franchise relationship, trade name or other intangibles are present in an acquisition, the fair value of the intangibles are amortized over their estimated useful life or evaluated for impairment under SFAS No. 142, if determined to have an indefinite life. An impairment charge on indefinite lived intangible assets is recognized if the fair value is less than the carrying amount. At March 31, 2008 and September 30, 2007, indefinite lived intangible assets totaled $9.0 million, equal to their fair value, and are included in Other Assets on the balance sheet.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed the assets are placed in service, their operating income, operating expenses, consisting mainly of real estate taxes, payroll, repairs and maintenance, utilities, insurance, franchise, marketing and other property related expenses and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized during the six-month periods ended March 31, 2008 and 2007 totaled $483,000 and $1.0 million, respectively.

CONSTRUCTION IN PROGRESS

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. The Construction in Progress balance as of March 31, 2008 and September 30, 2007 is as follows:

Construction in Progress

(In thousands)
	March 31, 2008	September 30, 2007
Tysons Park Place II	$59,505	$34,348
Circle 75 Townhomes	16,538	18,525
Circle 75 Infrastructure	7,099	7,066
Dulles Hampton Inn	—	23,817

Total	$83,142	$83,756

Construction of the Dulles Hampton Inn was substantially completed and the project was placed in service on October 18, 2007.

Construction of the Circle 75 Townhomes and Infrastructure were substantially complete as of January 1, 2008. Additional finishing costs will be incurred for the remaining townhomes upon execution of sales contracts.

The decrease in the Circle 75 Townhomes results from costs being expensed upon the sale of townhome units.

INCOME RECOGNITION FROM THE SALE OF TOWNHOMES

The Real Estate Trust is engaged in the development, construction, marketing and sale of residential townhomes where the planned construction cycle is less than 12 months. For these townhomes, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate”, revenue is recognized and costs of sales are recorded when each townhome sale is closed and title is conveyed to the buyer, adequate cash payment is received and there is no continued involvement by the Real Estate Trust.

Cost of townhome sales are determined on an identified cost and relative sales value basis. Changes in estimates of expected sales or costs are accounted for prospectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

BANKING

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 amends SFAS 131, “Accounting for Derivative Instruments and Hedging Activities” to improve the transparency of financial reporting for derivative and hedging activities. SFAS 161 illustrates how derivative instruments affect an entity’s cash flows, financial performance and financial position. The Bank has not yet determined the impact, if any, of the adoption of SFAS 161 on the Bank’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 establishes consistent accounting and reporting standards for the non-controlling (or minority) interest in a subsidiary and for the deconsolidation of a subsidiary. Management does not expect the adoption of SFAS 160 to have a material impact on the Bank’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007, but early adoption is permitted. Upon adoption, SFAS 159 allows entities to make a one-time irrevocable election to measure certain existing financial assets and liabilities at fair value and report the unrealized gains and losses on those items in earnings at each subsequent reporting date. When adopting SFAS 159, entities must also adopt SFAS 157. The Bank has not decided for which assets, if any, it will elect fair value treatment.

In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) consensus 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 eliminates the diversity in policyholder calculations of the amount that would be realized under a life insurance contract if that contract were terminated. Under EITF 06-5, policyholders will be required to recognize contract-based values at their net present value. EITF 06-5 was effective for the Bank on October 1, 2007. The impact of the adoption was $220 and was recorded as a cumulative-effect adjustment to retained earnings on October 1, 2007.

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

3. CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying financial statements include the accounts of the Real Estate Trust, which is involved in the ownership and development of income-producing properties. The accounts of the Bank have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results and cash flows for two business operations: Real Estate and Banking. All significant inter-company transactions, except as disclosed elsewhere in the financial statements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the Bank are presented gross in the Consolidated Statements of Cash Flows. For purposes of calculating primary and diluted earnings per share, weighted average common shares outstanding totaled 4,807,510 for all periods presented. The Trust has no common share equivalents. On January 17, 2008, the Trust declared a dividend on its common shares of $0.248 per share, totaling approximately $1.2 million, payable on January 18, 2008, to holders of record on December 31, 2007. On March 6, 2008, the Trust declared a dividend on its common shares of $0.436 per share, totaling approximately $2.1 million, payable on March 7, 2008, to holders of record on March 6, 2008.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the Trust’s current fiscal year. The Trust has evaluated the impact that FIN 48 has on the Trust’s financial statements, and as of October 1, 2007, has determined that the adoption of FIN 48 did not have a material impact on its financial condition or results of operations. Further, as of March 31, 2008, the Trust had no material unrecognized tax benefits. The Real Estate Trust recognizes penalties and interest accrued to unrecognized tax benefits, if any, as general and administrative expense, the Bank recognizes penalties and interest accrued to unrecognized tax benefits, if any, as other operating expense. With certain exceptions, the Trust is no longer subject to U.S. federal, state and local tax examinations by tax authorities for fiscal years before September 30, 2004.

5. INVESTMENT IN SAUL CENTERS, INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP – REAL ESTATE TRUST:

As of March 31, 2008 the Real Estate Trust owned approximately 5,348,000 shares of Saul Centers, Inc. (“Saul Centers”), representing 30.1% of such company’s outstanding common stock. As of March 31, 2008, the market value of the total shares was approximately $269.0 million. The majority of these shares have been pledged as collateral with the Real Estate Trust’s credit line banks. During the six-month period ended March 31, 2008, the Real Estate Trust received dividends of $5.0 million from Saul Centers.

In fiscal 1993, the Real Estate Trust entered into a series of transactions in connection with the initial public offering of Saul Centers. The Real Estate Trust transferred its 22 shopping centers and one of its office properties, together with the $196 million of mortgage debt and deferred interest associated with such properties, to a newly formed partnership, Saul Holdings Limited Partnership (“Saul Holdings Partnership”), in which as of March 31, 2008 the Real Estate Trust owns (directly and through its wholly owned subsidiaries) a 18.9% common limited partner interest in the form of units, other entities affiliated with the Real Estate Trust own a 4.5% common limited partner interest in the form of units and Saul Centers owns a 76.6% common general partner interest and a 100% preferred general partner interest. Under the Saul Holdings Partnership agreement, the limited partnership units are generally convertible on a one-for-one basis into common stock of Saul Centers. However, most of the units were not convertible as of March 31, 2008 because the conversion would cause the Real Estate Trust and certain affiliates of the Real Estate Trust to exceed the ownership limitation under Saul Centers articles of incorporation, which restricts the value of Saul Centers issued and outstanding equity securities the Real Estate Trust and affiliates may constructively or beneficially own, denoted by reference to provisions of the Code. The Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly distributions to the partners out of net cash flow. During the six-month period ended March 31 2008, the Real Estate Trust received total cash distributions of $4.1 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s credit line banks.

Pursuant to a reimbursement agreement among the partners of Saul Holdings Partnership and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At March 31, 2008, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $100.0 million. The Real Estate Trust believes that Saul Holdings will be able to make all payments due with respect to its debt obligations.

5. INVESTMENT IN SAUL CENTERS INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP—REAL ESTATE TRUST (Continued):

The unaudited condensed Consolidated Balance Sheets as of March 31, 2008 and September 30, 2007, and the unaudited Consolidated Statements of Operations for the six month period ended March 31, 2008 and 2007 of Saul Centers, Inc. follow:

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	March 31, 2008	September 30, 2007
Assets
Real estate investments	$977,346	$881,646
Accumulated depreciation	(238,423)	(229,055)
Other assets	100,833	72,432

Total assets	$839,756	$725,023

Liabilities and stockholders' equity
Mortgage notes payable	$554,377	$528,604
Other liabilities	55,725	42,798

Total liabilities	610,102	571,402
Minority interests	4,347	5,091
Total stockholders' equity	225,307	148,530

Total liabilities and stockholders' equity	$839,756	$725,023

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended March 31,
(In thousands)	2008	2007
Revenue
Base rent	$60,572	$57,316
Other revenue	16,960	15,271

Total revenue	77,532	72,587

Expenses
Operating expenses	17,570	15,952
Interest and amortization of deferred debt expense	17,343	16,592
Depreciation and amortization	13,931	12,857
General and administrative	6,275	5,189

Total expenses	55,119	50,590

Operating income before minority interests and gain on sale of property	22,413	21,997
Gain on sale of property	344	—

Net operating income before minority interests	22,757	21,997
Minority interests	(4,348)	(4,328)

Net income	18,409	17,669
Preferred dividends	(4,097)	(4,000)

Net income available to common shareholders	$14,312	$13,669

6. RELATED PARTY TRANSACTIONS – REAL ESTATE TRUST:

Under an existing unsecured note receivable from B.F. Saul Company, which was modified and amended on October 1, 2005, not to exceed $30.0 million, the Real Estate Trust received net curtailments of $4,750,000 during the six-month period ended March 31, 2008. At March 31, 2008 and September 30, 2007, the note balance totaled $650,000 and $5.4 million, respectively. Interest is computed on the note at 200 basis points over a floating rate index. Interest earned on the note totaled $96,000 and $315,000 for the six-month periods ended March 31, 2008 and 2007, respectively. The note is due and payable on September 30, 2015.

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

8. GAIN ON SALE OF INVESTMENT – REAL ESTATE TRUST:

During the quarter ended December 31, 2007, the Real Estate Trust redeemed an equity investment which resulted in a gain of approximately $2.7 million. Redemption proceeds of approximately $5.0 million were received in January 2008. The Real Estate Trust received additional final redemption proceeds of approximately $255,000 in April 2008. The Real Estate Trust’s other equity investments are included in Other Assets on the Balance Sheet.

9. MORTGAGE NOTES PAYABLE/SECURED REVOLVING CREDIT FACILITIES – REAL ESTATE TRUST:

The Real Estate Trust has a $75.0 million secured revolving credit line with an unrelated bank that matures on January 31, 2010, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 150 basis points over the index. At March 31, 2008, the Real Estate Trust had $10.0 million in outstanding borrowings and unrestricted availability of $65.0 million.

The Real Estate Trust has an additional $75.0 million revolving credit line with an unrelated bank that matures on June 30, 2010, with provisions for extending the term for an additional year. This facility is also secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 150 basis points over the index. At March 31, 2008, the Real Estate Trust had $4.0 million in outstanding borrowings and unrestricted availability of $65.5 million. The Real Estate Trust was issued a $6.0 million letter of credit, which was reduced to $5.5 million during the quarter ended June 30, 2007, for the benefit of a mortgage lender as part of one of the mortgage financings completed during the quarter ended June 30, 2006. The letter of credit will continue to be reduced annually based on the amount of capital expended at the subject property. The letter of credit reduces the availability under the revolving credit facility.

The Real Estate Trust has a $105.0 million construction/permanent loan for its Tysons Park Place II development. The loan is for a term of 14.5 years and will bear interest at 6.28%. Interest only will be payable for the initial three years, thereafter monthly interest and principal will be payable based on a 30 year amortization period. The loan will be used to fund the majority of the construction costs for the Tysons Park Place II development. The Real Estate Trust received loan draws of $23.9 million during the six-month period ended March 31, 2008, bringing the balance outstanding under this loan at March 31, 2008 to $50.6 million.

The Real Estate Trust has a $21.2 million construction loan which is being used to finance the construction of the Hampton Inn Dulles located in Loudoun County, Virginia. The loan, which is due on March 29, 2009, with three one-year extension options, bears interest at 155 basis points over a floating rate index. Interest only is payable through maturity. The Real Estate Trust received loan draws of $6.6 million during the six-month period ended March 31, 2008, bringing the balance outstanding under this loan at March 31, 2008 to $20.3 million.

10. INDUSTRY SEGMENT INFORMATION—REAL ESTATE TRUST:

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the "Banking" sections of the accompanying financial statements.

	Three Months Ended March 31		Six Months Ended March 31
(In thousands)	2008	2007	2008	2007
INCOME
Hotels	$35,596	$34,408	$71,658	$68,022
Office and industrial properties	11,860	10,193	23,580	20,340
Residential	1,938	4,585	3,363	4,585
Other	159	360	371	938

	$49,553	$49,546	$98,972	$93,885

OPERATING INCOME (1)
Hotels	$8,123	$8,918	$16,888	$17,285
Office and industrial properties	4,369	4,813	9,034	9,560
Residential	202	852	415	852
Other	(127)	(3)	(204)	267

	12,567	14,580	26,133	27,964
Equity in earnings of Saul Holdings and Saul Centers	3,125	2,988	6,602	6,039
Gain on sales of property	—	—	—	1,209
Gain on sale of investment	—	—	2,727	—
Interest and amortization of debt expense	(14,636)	(13,049)	(28,761)	(26,208)
Advisory, management and leasing fees—related parties	(4,366)	(4,145)	(8,548)	(8,071)
General and administrative	(603)	(1,021)	(1,804)	(1,863)

Operating loss	$(3,913)	$(647)	$(3,651)	$(930)

INTEREST AND AMORTIZATION OF DEBT EXPENSE
Hotels	$5,248	$4,863	$10,505	$9,612
Office and industrial properties	4,240	3,472	8,258	6,985
Other	5,148	4,714	9,998	9,611

	$14,636	$13,049	$28,761	$26,208

DEPRECIATION
Hotels	$3,660	$3,342	$7,259	$6,656
Office and industrial properties	2,474	2,058	4,904	4,244
Other	6	6	11	11

	$6,140	$5,406	$12,174	$10,911

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS
Hotels	$5,076	$10,806	$15,510	$18,805
Office and industrial properties	11,434	51,834	28,124	56,064
Residential, net of cost of goods sold	(1,419)	3,127	(1,848)	9,415
Other	131	161	575	754

	$15,222	$65,928	$42,361	$85,038

IDENTIFIABLE ASSETS (AT PERIOD END)
Hotels			$332,545	$310,436
Office and industrial properties			225,021	179,652
Residential			23,648	25,013
Other			183,637	197,594

			$764,851	$712,695

(1)	Operating loss includes income less direct operating expenses, cost of sales and depreciation.

11. SUBSEQUENT EVENTS – REAL ESTATE TRUST:

On April 4, 2008, the Real Estate Trust closed on a $16.0 million mortgage note secured by the Hampton Inn Dulles. The note, which is due on April 15, 2023, bears interest at 6.5% and requires monthly interest only payments for the initial twelve months. Beginning in year two, monthly principal and interest payments of $108,034 are required with a balloon payment of $10.3 million due at maturity. The proceeds from the financing, along with approximately $4.7 million drawn from the revolving credit facilities were used to pay off the properties outstanding $20.3 million construction loan.

12. LOANS HELD FOR SECURITIZATION AND/OR SALE-THE BANK:

At March 31, 2008, loans held for securitization and/or sale were composed of single-family residential loans totaling $185.7 million and automobile loans totaling $14,000. At September 30, 2007, loans held for securitization and/or sale were composed of single-family residential loans totaling $202.2 million and automobile loans totaling $108,000.

13. LOANS RECEIVABLE – THE BANK:

Loans receivable is composed of the following:

(In thousands)	March 31, 2008	September 30, 2007
Single-family residential	$8,187,793	$8,044,052
Home equity	1,511,925	1,583,170
Single-family/construction to permanent	446,765	457,446
Other real estate	353,785	357,265
Commercial	1,005,223	935,999
Automobile	181,887	128,823
Other consumer	42,632	43,818

	11,730,010	11,550,573

Deferred loan origination costs, net of unearned discounts	115,097	116,216
Allowance for losses on loans	(84,065)	(29,000)

	31,032	87,216

Total	$11,761,042	$11,637,789

Cumulative deferred interest totaled $142.0 million and $93.3 million at March 31, 2008 and September 30, 2007, respectively.

14. BUSINESS SEGMENT – THE BANK:

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

(In thousands)	Retail Banking	Commercial Banking	Asset Management	Total
Three Months Ended March 31, 2008
Core operating income	$175,240	$12,202	$11,273	$198,715
Core operating expense	160,219	7,882	8,897	176,998

Core earnings	15,021	4,320	2,376	21,717
Non-core items	(23,682)	(871)	(93)	(24,646)

Operating income (loss)	$(8,661)	$3,449	$2,283	$(2,929)

Average assets	$13,631,343	$1,462,850	$64,019	$15,158,212

	Retail Banking	Commercial Banking	Asset Management	Total
Three Months Ended March 31, 2007
Core operating income	$149,521	$13,717	$9,831	$173,069
Core operating expense	162,097	7,637	9,064	178,798

Core earnings	(12,576)	6,080	767	(5,729)
Non-core items	(46)	772	(103)	623

Operating income (loss)	$(12,622)	$6,852	$664	$(5,106)

Average assets	$13,141,906	$1,398,984	$54,473	$14,595,363

(In thousands)	Retail Banking	Commercial Banking	Asset Management	Total
Six Months Ended March 31, 2008
Core operating income	$339,839	$25,419	$22,269	$387,527
Core operating expense	311,974	16,108	19,644	347,726

Core earnings	27,865	9,311	2,625	39,801
Non-core items	(37,250)	(1,097)	(188)	(38,535)

Operating income (loss)	$(9,385)	$8,214	$2,437	$1,266

Average assets	$13,671,236	$1,446,797	$63,599	$15,181,632

	Retail Banking	Commercial Banking	Asset Management	Total
Six Months Ended March 31, 2007
Core operating income	$329,865	$28,749	$18,468	$377,082
Core operating expense	317,479	15,561	17,651	350,691

Core earnings	12,386	13,188	817	26,391
Non-core items	2,069	403	(209)	2,263

Operating income (loss)	$14,455	$13,591	$608	$28,654

Average assets	$13,063,135	$1,407,864	$54,814	$14,525,813

The financial information for each segment is reported on the basis used internally by the Bank’s management to evaluate performance. Pre-tax core earnings excludes certain items such as income and expenses related to adjustments to loan loss reserves in excess of net charge-offs and certain other nonrecurring items. Items excluded from pre-tax core earnings are shown as non-core items. Measurement of the performance of these segments is based on the management structure of the Bank and is not necessarily comparable with financial information of other entities. The information presented is not necessarily indicative of the segment’s results of operations if each of the segments were independent entities.

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

The principal business activities of the Real Estate Trust are the ownership of 80% of the outstanding common stock of the Bank, whose assets accounted for 95% of the Trust’s consolidated assets at March 31, 2008, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in the Bank, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the OTS.

The following discussion and analysis provides information that management believes to be necessary for an understanding of the Trust’s financial condition and results of operations, and should be read in conjunction with the accompanying financial statements, notes thereto and other information contained in this document.

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at March 31, 2008, consisted primarily of hotels, office projects, and land parcels. At March 31, 2008, the Real Estate Trust’s hotel portfolio, which includes the 170 room hotel in Northern Virginia which was placed in service upon completion of construction on October 18, 2007, is comprised of 19 properties containing 3,438 available rooms. The office property portfolio consisted of 15 properties with a total gross leasable area of 2,170,000 square feet.

The hotel portfolio, excluding the newly constructed properties placed in service in January 2007 and October 2007, (“Same hotel properties – six month period”) experienced an average occupancy of 64.2% and an average room rate of $141.78 during the six-month period ended March 31, 2008, compared to an average occupancy of 68.2% and an average room rate of $136.68 during the same period in the prior year. REVPAR (revenue per available room) was $90.97 for the six-month period ended March 31, 2008, a 2.5% decrease from REVPAR for the six-month period ended March 31, 2007 of $93.28.

Office space in the Real Estate Trust’s office property portfolio, excluding the property purchased on March 29, 2007, which is 100% leased, (“Same office properties”) was 90.7% leased at March 31, 2008, compared to a leasing rate of 86.0% at March 31, 2007. The majority of the increase is due to the re-leasing of an approximately 100,000 square foot, single tenant, building as of March 31, 2008. The prior tenant vacated this space on March 31, 2007. Rental income from this space is expected to commence later in fiscal 2008. At March 31, 2008, of the total gross leasable area of 2,170,000 square feet, 173,459 square feet (8.0%) and 332,900 square feet (15.3%) were subject to leases expiring in the remainder of fiscal 2008 and fiscal 2009, respectively.

BANKING

General. The Bank’s assets decreased by $171.3 million during the current quarter to $15.1 billion at March 31, 2008. The Bank recognized an operating loss of $2.9 million during the quarter ended March 31, 2008, compared to an operating loss of $5.1 million during the quarter ended March 31, 2007. The reduced loss during the current quarter reflects increases in servicing, securitization, mortgage banking income, and other income, as a result of the recent initial public offering by VISA, as well as a reduction in interest expense and a decrease in salaries and employee benefit expenses. Those improvements were mostly offset by a significant increase in the provision for loan losses. Due to continuing adverse market conditions, the Bank did not securitize and sell any residential mortgage loans in the quarter ended March 31, 2008. However, during the quarter ended March 31, 2008, the Bank sold $460.1 million of residential mortgage loans and recognized gains of $1.0 million. During the quarter ended March 31, 2007, the Bank securitized and/or sold $1.0 billion of loans and recognized gains of $21.0 million.

At March 31, 2008, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.90%, 5.90%, 8.77% and 11.17%, respectively. The Bank’s regulatory capital ratios exceeded regulatory requirements as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). See “Capital.”

During the quarter ended March 31, 2008, the Bank declared and paid a cash dividend on its Preferred Stock in the amount of $2.5 million. The Bank did not pay any dividends on its common stock during the quarter ended March 31, 2008.

Recent Developments

The ongoing turmoil in the credit markets and deteriorating conditions in the U.S. housing markets continued throughout the quarter ended March 31, 2008, and together with weakening overall economic conditions, continues to negatively affect the Bank and its operations. Deteriorating conditions in the housing market and the general economy have contributed to increases in the Bank’s levels of delinquent and non-performing assets, charge-offs and the allowance for possible credit losses. During the quarter ended March 31, 2008, non-performing assets increased $103.7 million (52.7%) and delinquent assets increased $88.4 million (65.5%). As a result of these increases, management increased the allowance for possible credit losses by $41.2 million to $84.1 million. To the extent current housing market and general economic conditions continue or worsen, the Bank’s level of problem assets and credit losses are likely to increase.

Due to reduced investor demand and less favorable terms and pricing in the capital markets for securitizations and sales of residential mortgage loans, the Bank again did not securitize assets during the second quarter of fiscal 2008 and is unable to predict if or when it will do so in the future. As a result, the Bank has been retaining in its own portfolio adjustable rate loans that it previously securitized, while continuing to originate and sell in the secondary market fixed and other adjustable rate loans. The Bank’s ability to retain an increasing number of loans in its portfolio eventually will be constrained by its regulatory capital requirements.

Management has taken steps that it believes will help position the Bank to operate successfully in the current environment, but there can be no assurances that if market conditions continue to deteriorate, the Bank’s financial condition and/or results of operations will not continue to be adversely affected. These steps include efforts to reduce the Bank’s volume of loan originations, particularly residential mortgage loans originated through third-party or correspondent distribution channels by, for example, tightening its loan underwriting guidelines, limiting extended hours in certain retail deposit branches, revising certain fees and reducing staffing levels to reflect decreased hours and lower loan production. As of April 15, 2008, the Bank also stopped originating payment option mortgage loans.

Asset Quality. The following table sets forth information concerning the Bank’s non-performing assets. Amounts shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	March 31, 2008	December 31, 2007	September 30, 2007
Non-performing assets:
Non-accrual loans:
Residential mortgage	$213,801	$117,323	$76,675
Home equity	10,143	8,264	5,559
Single-family/construction to permanent	20,844	17,242	3,972
Other real estate	—	1,024	—
Commercial	2,063	2,250	571
Other consumer	628	604	337

Total non-accrual loans (1)	247,479	146,707	87,114
Real estate acquired in settlement of loans	53,090	50,114	48,443

Total non-performing assets	$300,569	$196,821	$135,557

Allowance for losses on loans	$84,065	$42,900	$29,000

Ratios:
Non-accrual loans to total assets	1.64%	0.96%	0.58%
Non-performing assets to total assets	1.99%	1.29%	0.90%
Allowance for losses on loans to non-accrual loans (1)	33.97%	29.24%	33.29%
Allowance for losses on loans to total loans receivable (2)	0.70%	0.36%	0.24%

(1)	Before deduction of allowances for losses.
(2)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets include non-accrual loans and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

Non-performing assets increased to $300.6 million at March 31, 2008, from $196.8 million at December 31, 2007. The significant increase is concentrated in residential mortgage and to a lesser extent home equity and single-family/ construction to permanent loans, and is due primarily to the continued softening in the housing market. Non-performing assets and delinquencies are likely to continue to increase in future periods as interest rates and required payments adjust on payment-option and interest-only loans in the Bank’s portfolio. In addition, stricter underwriting standards and weakening property values have reduced the ability of many borrowers to refinance their debt.

Delinquent Loans. At March 31, 2008, delinquent loans increased to $223.3 million, or 1.9% of total loans, from $134.9 million, or 1.1% of total loans, at December 31, 2007. The following table sets forth information regarding the Bank’s delinquent loans at March 31, 2008.

	Principal Balance (Dollars in thousands) Loans Delinquent for
	30-59 days	60-89 days	Total
Residential mortgage	$125,184	$58,639	$183,823
Home equity	12,098	4,425	16,523
Single-family/construction to permanent	3,283	15,667	18,950
Other real estate	—	—	—
Commercial	462	—	462
Other Consumer	2,778	677	3,455

Total	$143,805	$79,408	$223,213

Total as a Percentage of Loans (1)	1.2%	0.7%	1.9%

(1)	Includes loans held for sale, before valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Residential mortgage loans delinquent 30-89 days increased to $183.8 million (319 loans) at March 31, 2008 from $104.6 million (228 loans) at December 31, 2007. Home equity loans delinquent 30-89 days decreased slightly to $16.5 million at March 31, 2008 from $16.8 million at December 31, 2007. The ratio of the number of delinquent mortgage loans to the total number of mortgage loans was 1.8% at March 31, 2008, an increase from 1.3% at December 31, 2007. Single-family/construction to permanent loans delinquent 30-89 days increased to $19.0 million at March 31, 2008 from $9.4 million at December 31, 2007.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are assets which are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. Potential problem assets increased to $3.7 million at March 31, 2008, compared to $2.9 million at December 31, 2007 primarily as a result of one commercial loan with a book value of $0.8 million which was reclassified as a potential problem asset during the quarter ended March 31, 2008.

Troubled Debt Restructurings. At March 31, 2008 and December 31, 2007, the Bank had no troubled debt restructurings.

Deferred Interest. Most of the Bank’s payment option residential mortgage loans have a payment option that could result in interest being added to the principal of the loan, or “negative amortization.” During the quarter ended March 31, 2008, the Bank recognized $27.5 million of interest income when borrowers made payments less than the amount of interest accrued, some of which was subsequently paid. As of March 31, 2008 and December 31, 2007, cumulative net deferred interest, which is included in loans receivable, totaled $142.0 million and $119.4 million, respectively.

The following table summarizes deferred interest activity:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$119,441	$44,394	$93,320	$32,797
Additions	27,507	22,234	59,966	42,435
Sales	—	(3,294)	—	(8,087)
Repayments	(957)	(309)	(1,786)	(628)
Payoffs	(3,984)	(4,330)	(9,493)	(7,822)

Balance at end of period	$142,007	$58,695	$142,007	$58,695

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Six Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008
Balance at beginning of period	$29,000	$25,000	$42,900

Provision (credit) for loan losses	73,532	(991)	51,881

Charge-offs:
Residential mortgage	(12,491)	(1,263)	(6,477)
Home equity	(6,486)	(503)	(4,263)
Single-family/construction to permanent	(195)	(301)	(71)
Commercial	(74)	—	(74)
Automobile	(695)	(659)	(403)
Other consumer	(727)	(759)	(414)

Total charge-offs	(20,668)	(3,485)	(11,702)

Recoveries:
Home equity	153	67	73
Commercial	57	491	17
Automobile	1,542	3,232	706
Other consumer	449	686	190

Total recoveries	2,201	4,476	986

Net (charge-offs) recoveries	(18,467)	991	(10,716)

Balance at end of period	$84,065	$25,000	$84,065

Provision (credit) for loan losses to average loans (1) (2)	1.24%	(0.02%)	1.74%
Net loan charge-offs (recoveries) to average loans (1) (2)	0.31%	(0.02%)	0.36%
Ending allowance for losses on loans to total loans (2) (3)	0.70%	0.23%	0.70%

(1)	Annualized
(2)	Includes loans held for securitization and/or sale.
(3)	Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	March 31, 2008		September 30, 2007
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of period allocated to:
Residential mortgage	$55,400	70.3%	$11,000	70.1%
Home equity	10,600	12.7	3,400	13.5
Construction to permanent	3,800	3.7	850	3.9
Other real estate	1,541	3.0	1,373	3.0
Commercial	2,909	8.4	2,827	8.0
Automobile	1,100	1.5	950	1.1
Other Consumer	1,615	0.4	1,500	0.4
Unallocated	7,100	—	7,100	—

Total	$84,065		$29,000

At March 31, 2008, the Bank’s allowances for losses on loans totaled $84.1 million, an increase of $41.2 million from the level at December 31, 2007. The allowance for losses on loans represents management’s estimate of credit losses inherent in the Bank’s loan portfolio as of the balance sheet date. The Bank’s allowance consists of several key elements, which include the allocated allowance, specific allowances for identified potential problem loans, if any, and the unallocated allowance. Management reviews the adequacy of the allowance on loans using a variety of measures and tools including historical loss performance, delinquency status, current economic conditions, internal risk ratings and current underwriting policies and procedures.

The allowance for losses on residential mortgage loans was $55.4 million at March 31, 2008, an increase of $33.9 million from the level at December 31, 2007. Management employs various techniques and makes various assumptions when reviewing the residential mortgage loan portfolio to estimate the amount of inherent losses. These techniques and assumptions include, but are not limited to, the Bank’s historical loss experience on foreclosed real estate, the rate at which delinquent loans become more severely delinquent, changes in regional employment rates, changes in regional housing values, and changes in values of collateral securing individual loans. The estimated amount of inherent losses increased in the March quarter as a result of increases in the amount of delinquent and severely delinquent loans and also because of the continued decline in residential housing values. The allowance for losses on loans secured by real estate totaled $71.3 million at March 31, 2008, approximately 29.1% of total non-accrual real estate loans. During the three months ended March 31, 2008, the Bank recorded net charge-offs of $10.7 million on these assets, compared to net charge-offs of $0.6 million during the three months ended March 31, 2007. The allowance for losses on automobile and other consumer loans totaled $2.7 million at March 31, 2008, an increase of $0.8 million from the level at December 31, 2007.

The unallocated allowance for losses totaled $7.1 million at March 31, 2008, unchanged from the level at December 31, 2007. The unallocated allowance is based upon management’s evaluation and judgment of various conditions that are not directly measured in the determination of the allocated portion of the allowance. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting key lending areas of the Bank, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience, regulatory examination results and findings of the Bank’s internal credit evaluations. At March 31, 2008, most of the unallocated allowance related to risks inherent in the mortgage loan portfolio, including, for example, geographic concentration and negative amortization features of certain loans.

Asset and Liability Management. The following table presents the Bank’s interest rate sensitivity gap at March 31, 2008. Balances of interest-earning assets and interest-bearing liabilities are shown in the earlier of the period where contractual payments are due, interest rates adjust or prepayment is anticipated to occur. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for all of the Bank’s loans based on management’s estimates. The Bank’s deposits with no stated maturity, including savings and transaction accounts, have interest rates that may reprice at any time. However, market experience has shown that these deposits adjust to market prices over a much longer period of time. As a result, the Bank considers these deposits to be relatively insensitive to interest rate changes. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
Real estate loans:
Adjustable-rate	$5,990,201	$802,906	$1,562,677	$479,897	$248	$8,835,929
Fixed-rate	24,518	17,265	37,486	27,970	3,003	110,242
Home equity credit lines and second mortgages	1,258,779	55,749	138,900	105,567	109,553	1,668,548
Commercial	769,396	22,970	85,221	61,790	65,014	1,004,391
Consumer and other	66,592	41,124	79,632	33,749	4,900	225,997
Loans held for securitization and/or sale	185,685	—	—	—	—	185,685
Mortgage-backed securities	331,976	169,723	468,266	3,059	1,568	974,592
Other investments	151,291	—	210,363	—	—	361,654

Total interest-earning assets	8,778,438	1,109,737	2,582,545	712,032	184,286	13,367,038
Total non-interest earning assets	—	—	—	—	1,745,466	1,745,466

Total assets	$8,778,438	$1,109,737	$2,582,545	$712,032	$1,929,752	$15,112,504

Deposits:
Fixed maturity deposits	$3,072,841	$887,207	$224,443	$14,712	$—	$4,199,203
NOW, statement and passbook accounts	—	73,887	147,774	147,774	2,903,519	3,272,954
Money market deposit accounts	2,642,043	—	—	—	—	2,642,043
Borrowings:
Capital notes - subordinated	—	—	—	—	175,000	175,000
Other	1,882,456	100,948	53,259	18,757	89,690	2,145,110

Total interest-bearing liabilities	7,597,340	1,062,042	425,476	181,243	3,168,209	12,434,310
Total non-interest bearing liabilities	—	—	—	—	1,700,981	1,700,981
Minority interest	—	—	—	—	175,500	175,500
Stockholders’ equity	—	—	—	—	801,713	801,713

Total liabilities & stockholders’ equity	$7,597,340	$1,062,042	$425,476	$181,243	$5,846,403	$15,112,504

Gap	$1,181,098	$47,695	$2,157,069	$530,789	$(2,983,923)
Cumulative gap	$1,181,098	$1,228,793	$3,385,862	$3,916,651	$932,728
Cumulative gap as a percentage of total assets	7.8%	8.1%	22.4%	25.9%	6.2%

The interest sensitivity “gap” shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was 8.1% at March 31, 2008 compared to 7.9% at December 31, 2007.

Capital. At March 31, 2008, the Bank complied with all of its regulatory capital requirements and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at March 31, 2008, compared to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$819,323
Minority interest in REIT Subsidiary (1)	144,000

	963,323
Adjustments for tangible and core capital:
Intangible assets	(63,560)
Non-includable subsidiaries	(2,965)
Non-qualifying purchased/originated loan servicing rights	(7,644)

Total tangible capital	889,154	5.90%	$225,868	1.50%	$663,286	4.40%

Total core capital (2)	889,154	5.90%	$602,316	4.00%	$286,838	1.90%

Tier 1 risk-based capital (2)	889,154	8.77%	$404,369	4.00%	$484,785	4.77%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	71,326

Total supplementary capital	246,326

Total available capital	1,135,480
Equity investments (3)	(3,519)

Total risk-based capital (2)	$1,131,961	11.17%	$808,737	8.00%	$323,224	3.17%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
(2)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.
(3)	Includes a property classified as real estate held for sale and an equity investment in a limited liability company which are treated as an equity investments for regulatory capital purposes.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank’s REO at March 31, 2008, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,519	(1)
1991	8,042	(2)
1995	19,052	(2)
2007	6,940
2008	16,537

Total REO	$53,090

(1)	The Bank treats this amount as an equity investment and deducts it from total capital for regulatory capital purposes.
(2)	The Bank received an extension of the holding periods of these properties through August 13, 2008.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

The Real Estate Trust’s cash flows from operating activities have been historically insufficient to meet all of its cash flow requirements. The Real Estate Trust’s internal source of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, the payment of interest on its indebtedness, and the payment of capital improvement costs. The Real Estate Trust funds such shortfalls through a combination of external funding sources, primarily new financings, refinancing of maturing mortgage debt, proceeds from asset sales, dividends and distributions from Saul Centers and Saul Holdings, and dividends and tax sharing payments from the Bank. The Real Estate Trust receives quarterly distributions from its investment in Saul Holdings and dividends from its investment in Saul Centers. Historically these amounts have been reinvested in the paying entities and the Real Estate Trust has received additional partnership units and common shares in lieu of cash but, the Real Estate Trust has the ability, at its own option, to receive these distributions and dividends in cash. The availability and amount of distributions and dividends in future periods is dependent upon, among other things, Saul Holdings’ and Saul Centers’ operating performance and income. Although cash flows from operating activities, exclusive of Bank dividends and tax sharing payments, have been positive during the two most recent fiscal years, for the foreseeable future, the Real Estate Trust’s ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources. Dividends received from the Bank are a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the Bank’s operating performance and income, and regulatory restrictions on such payments.

The Real Estate Trust believes that the long term financial condition and operating results of the Bank should allow the Real Estate Trust to receive dividend payments from the Bank. During the six-month period ended March 31, 2008, the Bank made tax sharing payments totaling $1.8 million. Dividend and tax sharing payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

In recent years, the operations of the Real Estate Trust have generated net operating losses while the Bank has reported net income. It is anticipated that the Trust’s consolidation of the Bank’s operations into the Trust’s federal income tax return will result in the use of the Real Estate Trust’s net operating losses to reduce the federal income taxes the Bank would otherwise owe. If in 2008 or in any future year, the Bank has taxable losses or unused credits, the Real Estate Trust would be obligated to reimburse the Bank the greater of (i) the tax benefit to the group using such tax losses or unused tax credits in the group’s consolidated federal income tax returns or (ii) the amount of the refund which the Bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group.

As of March 31, 2008 the Real Estate Trust owned approximately 5,348,000 shares of Saul Centers, Inc. (“Saul Centers”), representing 30.1% of such company’s outstanding common stock. As of March 31, 2008, the market value of the total shares was approximately $269.0 million. The majority of these shares have been pledged as collateral with the Real Estate Trust’s credit line banks. During the six-month period ended March 31, 2008, the Real Estate Trust received dividends of $5.0 million from Saul Centers.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Limited Partnership (“Saul Holdings Partnership”) the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the six-month period ended March 31, 2008, the Real Estate Trust received total cash distributions of $4.1 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s lines of credit banks.

The Real Estate Trust has a $75.0 million secured revolving credit line with an unrelated bank that matures on January 31, 2010, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 150 basis points over the index. At March 31, 2008, the Real Estate Trust had $10.0 million in outstanding borrowings and unrestricted availability of $65.0 million.

The Real Estate Trust has an additional $75.0 million revolving credit line with an unrelated bank that matures on June 30, 2010, with provisions for extending the term for an additional year. This facility is also secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 150 basis points over the index. At March 31, 2008, the Real Estate Trust had $4.0 million in outstanding borrowings and unrestricted availability of $65.5 million. The Real Estate Trust was issued a $6.0 million letter of credit, which was reduced to $5.5 million during the quarter ended June 30, 2007, for the benefit of a mortgage lender as part of one of the mortgage financings completed during the quarter ended June 30, 2006. The letter of credit will continue to be reduced annually based on the amount of capital expended at the subject property. The letter of credit reduces the availability under the revolving credit facility.

The maturity schedule for the Real Estate Trust’s outstanding debt at March 31, 2008 for the balance of fiscal 2008 and subsequent years is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes Payable	Notes Payable Secured	Total
2008 (1)	$3,810	$—	$3,810
2009	17,667	—	17,667
2010	13,108	14,000	27,108
2011	23,790	—	23,790
2012 (2)	38,062	—	38,062
Thereafter (3)	510,041	250,000	760,041

Total	$606,478	$264,000	$870,478

(1)	April 1, 2008 - September 30, 2008.
(2)	Includes $20.3 million construction loan for Hampton Inn Dulles which was paid off April 4, 2008.
(3)	Includes 100%, $50.6 million, of the Tysons Park Place II construction/permanent loan balance drawn to date.

Of the total mortgage debt outstanding at March 31, 2008, $535.5 million was non-recourse to the Real Estate Trust.

The Real Estate Trust has a $105.0 million construction/permanent loan for its Tysons Park Place II development. The loan will be used to fund the majority of the construction costs for the Tysons Park Place II development. The Real Estate Trust received loan draws of $23.9 million during the six-month period ended March 31, 2008, bringing the balance outstanding under this loan at March 31, 2008 to $50.6 million.

The Real Estate Trust has a $21.2 million construction loan which is being used to finance the construction of the Hampton Inn Dulles located in Loudoun County, Virginia. The Real Estate Trust received loan draws of $6.6 million during the six-month period ended March 31, 2008, bringing the balance outstanding under this loan at March 31, 2008 to $20.3 million. This loan was repaid on April 4, 2008 from proceeds from a permanent mortgage note and the revolving credit facilities.

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

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $20.0 to $27.0 million per year for the next several years.

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

At March 31, 2008, the estimated remaining collateral, after market value and other adjustments, of that portion of the Bank’s assets that may be pledged to the FHLB of Atlanta and various securities dealers totaled $4.9 billion, or 32.2% of total assets. The Bank can borrow from the FHLB of Atlanta an aggregate amount of up to 50% of the Bank’s total assets, provided that the Bank has sufficient collateral to pledge against the advances and subject to certain limitations and conditions imposed by the FHLB of Atlanta. Effective May 1, 2008, the FHLB of Atlanta will increase the discount it applies to all types of residential first mortgage collateral to 25% of unpaid principal balance from 20%. The effect of this change if applied at March 31, 2008, would have been to reduce the amount of assets that may have been pledged to the FHLB of Atlanta from $4.6 billion to $4.2 billion.

Also at March 31, 2008, the Bank had cash and other short-term assets totaling $446.6 million, or 2.95% of total assets.

The Bank also accesses a variety of other short-term and long-term liquidity sources, including securitizations and sales of loan receivables, when conditions are favorable. As part of its mortgage banking activities, the Bank sold $460.1 million of single-family residential mortgage loans during the March 2008 quarter. Generally, all long-term, fixed-rate residential mortgage loans originated during the current quarter have been or are in the process of being sold. Adjustable rate mortgage loans are either sold or placed into the Bank’s portfolio.

Management believes that the Bank’s primary sources of funds will be sufficient to meet the Bank’s foreseeable short- and long-term liquidity needs. The mix of funding sources used from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

Loan Originations, Securitizations and Sales – Retained Interests and Servicing Assets. Recent and continuing developments in the broader credit markets and, more specifically, in the mortgage markets have resulted in reduced investor demand and less favorable terms and pricing in the capital markets for securitizations and sales of residential mortgage loans. As a result, the Bank did not securitize and sell any residential mortgage loans in the quarter ended March 31, 2008. The outstanding trust certificate balances related to prior securitizations amounted to $6.0 billion at March 31, 2008.

As part of its loan origination, securitization and sale activities, the Bank generally receives or retains various interests in the loans sold, which may include servicing assets, securities, or interest-only assets, consisting of interest-only certificates and/or interest-only strips receivable. The Bank does not currently retain recourse relating to securitized loans and had no retained recourse at March 31, 2008 related to these transactions. The Bank records these interests as assets on its consolidated financial statements and determines the carrying value of the assets based on the estimated future cash flows expected to be received from the underlying assets. In accordance with the transaction documents, these cash flows are payable to the Bank before the claims of others. Periodically, the Bank obtains independent valuations as confirmation of management’s estimates of its values for interest-only and servicing assets. The Bank’s policy is to limit the aggregate amount of mortgage servicing rights and interest-only assets arising out of the securitization and sale of certain of the Bank’s ARMs to 75% of the Bank’s core capital. At March 31, 2008, those assets totaled 36.99% of the Bank’s core capital. The following tables summarize the carrying value of these assets at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
	(in thousands)
Interest-only certificates	$247,358	$255,772
Interest-only strips receivable	23,245	25,988

Total interest-only assets	270,603	281,760
Servicing assets	126,446	148,343
Reserve accounts	7,432	7,814

Total	$404,481	$437,917

The following tables show the changes in the Bank’s servicing assets and interest-only assets for each of the periods shown:

Mortgage Servicing Assets Activity

(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Beginning balance	$148,343	$168,312	$155,680	$167,968	(1)
Additions	4,339	16,359	9,621	29,927
Accretion	4,366	4,207	8,961	8,404
Cash collected	(13,314)	(21,544)	(29,690)	(45,214)
Net fair value adjustment	(17,288)	(5,043)	(18,126)	1,206

Ending balance/Carrying value	$126,446	$162,291	$126,446	$162,291

(1)	Includes the elimination of valuation allowances amounting to $39,196 as a result of the adoption of SFAS 156 on October 1, 2006.

The carrying value of the Bank’s servicing assets decreased during the current quarter as a result of $13.3 million of servicing fees, prepayment penalties and late charges collected and a $17.3 million reduction in fair value. The $17.3 million reduction in the fair value of mortgage servicing assets was caused by an increase in estimated prepayment levels on fixed rate, conforming residential loans due to lower market interest rates. Offsetting this amount was the capitalization of $4.3 million of servicing rights related to $438.3 million of mortgage loans sold where the Bank retained the servicing rights. The Bank did not purchase or sell in bulk any servicing rights during the current quarter.

Interest-Only Assets Activity

(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Beginning balance	$281,760	$336,664	$314,111	$344,317
Additions	—	33,102	—	61,111
Accretion	8,207	8,251	17,090	15,985
Cash received	(32,530)	(37,899)	(72,247)	(77,631)
Fair value adjustments	13,166	(40,602)	11,649	(44,266)

Ending balance/Carrying value	$270,603	$299,516	$270,603	$299,516

The carrying value of the Bank’s interest-only assets decreased by $11.2 million during the current quarter as a result of $32.5 million of cash received partially offset by a $13.2 million increase in the fair value of the interest-only assets and $8.2 million of accretion. The $13.2 million increase in the fair value of interest-only assets was caused by lower actual and estimated prepayment levels on monthly adjustable rate residential loans.

Key assumptions and the sensitivity of the current fair value of single-family residential retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Carrying value (1) (fair value)	$278,035	$289,574
Expected weighted-average life (2) (in years)	2.8	2.8
Prepayment Speed assumption (2)(3) (annual rate)
First twelve months	18.3%	21.5%
Next twelve months	17.3%	22.9%
Thereafter	21.5%	23.0%
Impact on fair value of 10% adverse change	$(17,189)	$(17,168)
Impact on fair value of 20% adverse change	$(32,553)	$(32,485)
Residual cash flow discount rate (annual)	12.0%	12.0%
Impact on fair value of 10% adverse change	$(5,556)	$(6,073)
Impact on fair value of 20% adverse change	$(12,250)	$(13,822)

(1)	March 31, 2008 includes interest-only assets of $270,603 and reserve accounts of $7,432. December 31, 2007 includes interest-only assets of $281,760 and reserve accounts of $7,814.
(2)	Expected weighted average life and prepayment speed assumptions are based on the life of the securitization.
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

Commitments and Contingencies. The Bank has obligations under recourse provisions related to the servicing of certain residential mortgage loans. At March 31, 2008 and December 31, 2007, recourse to the Bank under these arrangements totaled $2.8 million.

In connection with the prior securitization and sale of certain payment option residential mortgage loans, the Bank is obligated to fund a portion of any “negative amortization” resulting from the borrowers electing their option to make monthly payments that are not sufficient to cover the interest accrued for the payment period. For each dollar of negative amortization funded by the Bank, the balances of certain investment grade mortgage-backed securities received by the Bank as part of the securitization transaction increase accordingly. When the borrowers ultimately make the principal payments, the Bank receives its pro rata portion of those payments in cash, and the balances of those securities held by the Bank are reduced accordingly. During the three months ended March 31, 2008, the Bank funded $13.1 million of negative amortization under these obligations, and received $20.7 million in principal payments representing previously funded negative amortization.

There were no material commitments for capital expenditures at March 31, 2008.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

REAL ESTATE

The Real Estate Trust recorded an operating loss of $3.9 million in the quarter ended March 31, 2008 (the “2008 quarter”) compared to an operating loss of $647,000 in the quarter ended March 31, 2007 (the “2007 quarter”). The results reflect lower net earnings in the hotel portfolio, reduced income generated from the sale of townhomes, increased interest and debt amortization, depreciation, advisory, management and leasing fees and lower other income, which were partially offset by higher earnings from Saul Holdings Partnership and Saul Centers and lower general and administrative expenses.

Income after direct operating expenses from hotels decreased $478,000, or 3.9%, in the 2008 quarter from the level achieved in the 2007 quarter. Total revenue for the 2008 quarter increased $1.2 million, or 3.5% over the 2007 quarter, with room sales increasing $1.0 million, or 3.6%, while food, beverage and other sales increased $188,000 or 2.8%. The average room rate, exclusive of the newly constructed hotel which was placed in service in October 2007 (“Same hotel properties – three month period”), remained constant, decreasing 0.2% from $140.33 in the 2007 quarter to $140.10 in the 2008 quarter while occupancy decreased from 67.1% in the 2007 quarter to 65.9% in the 2008 quarter. The newly constructed hotel contributed $1.2 million, or 100% of the increase in overall revenue. Revenue for the same hotel properties remained constant at $34.4 million in each quarter. Direct operating expenses increased approximately $1.7 million, or 7.5%, reflecting increased operating costs, such as payroll costs, food and beverage costs, property taxes and repairs and maintenance. In addition, operating costs associated with the newly constructed hotel is fully integrated into the 2008 quarterly results.

Income after direct operating expenses from office and industrial properties decreased $28,000, or 0.4%, in the 2008 quarter compared to the 2007 quarter. Total revenue increased $1.7 million, or 16.4%, in the 2008 quarter. The property purchased on March 29, 2007 contributed $1.9 million to revenue in the 2008 quarter. There was no revenue contribution from this property in the 2007 quarter. Occupancy levels, excluding the property purchased on March 29, 2007 (“Same office properties”) which is 100% leased, have increased in the 2008 quarter from 86.0% at March 31, 2007 to 90.7% at March 31, 2008. The approximately $270,000 decrease in total revenue for the same office properties was caused by the March 31, 2007 lease expiration of an approximately 100,000 square foot tenant that was the sole occupant of one of the Real Estate Trust’s industrial buildings located in Northern Virginia. No rental revenue was recognized from this property in the 2008 quarter. A lease has been signed for 100% of the available space at this property with rent to commence later in the current fiscal year. This lease is included in occupancy as of March 31, 2008 but excluded from occupancy as of March 31, 2007. Overall direct operating expenses increased $1.7 million, or 51.0%, due to higher repairs and maintenance, utility costs, ground rent and property taxes. Direct operating expenses for the same office properties increased $670,000, or 20.2%, due to higher repairs and maintenance, utility costs and property taxes.

Income from the sale of townhomes, after deducting the cost of sales, totaled $202,000 for the 2008 quarter compared to $852,000 for the 2007 quarter. Six units were sold during the 2008 quarter for a total sales value of $1.9 million. All direct costs and allocated infrastructure and soft costs, totaling $1.7 million, associated with these units were expensed during the 2008 quarter. During the 2007 quarter, thirteen units were sold for a total sales value of $4.6 million. Direct costs and allocated infrastructure and soft costs associated with the units sold during the 2007 quarter totaled $3.7 million. The initial townhome sales were completed during the 2007 quarter.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, decreased $201,000, or 55.8%, due to lower interest income in the 2008 quarter reflecting decreased cash balances in the quarter.

Land parcels and other expense decreased $78,000, or 21.8%, in the 2008 quarter when compared to the 2007 quarter reflecting slightly lower expenses associated with the Trust’s portfolio of land holdings.

Interest and amortization of debt expense increased $1.6 million in the 2008 quarter when compared to the 2007 quarter. The increase is due to higher mortgage interest and debt amortization of approximately $1.2 million, reflecting the Real Estate Trust’s refinancing activity during the fiscal year ended September 30, 2007 and reduced capitalized interest of $393,000 which was partially offset by lower line of credit interest of $10,000. The average balance of outstanding borrowings increased to $863.2 million in the 2008 quarter from $760.3 million in the 2007 quarter, reflecting higher mortgage and line of credit balances. The average cost of borrowings increased slightly from 7.01% in the 2007 quarter to 7.12% in the 2008 quarter.

Depreciation expense increased $734,000, or 13.6%, reflecting the March 29, 2007 office acquisition, the January and October 2007 completion of construction of the two hotel developments and other capital improvements in both the hotel and office and industrial portfolios.

Advisory, management and leasing fees paid to related parties increased $221,000, or 5.3%, in the 2008 quarter when compared to the 2007 quarter. The advisory fee in the 2008 quarter increased $55,000 over the 2007 quarter due to a contractual increase in the monthly payments. The remainder of the increase, totaling $166,000, was due mainly to higher hotel and office management fees reflecting the increase in overall hotel and office revenue.

General and administrative expense decreased $418,000, or 40.9%, in the 2008 quarter compared to the 2007 quarter. The decrease reflects lower marketing costs incurred for new development projects, both residential and hotel, and decreased legal costs.

Earnings from Saul Holdings Partnership and Saul Centers totaled $3.1 million in the 2008 quarter as compared to $3.0 million in the 2007 quarter, an increase of $137,000, or 4.6%. The increase was primarily due to increases in operating income generated as a result of successful leasing activity as well as the acquisition, development and redevelopment activity of those entities.

BANKING

Overview. The Bank recognized an operating loss of $2.9 million for the three months ended March 31, 2008 (the “2008 quarter”), compared to an operating loss of $5.1 million for the three months ended March 31, 2007 (the “2007 quarter”). Increases in servicing, securitization and mortgage banking income, net interest income, deposit account servicing fees and other non-interest income resulting from the recent public offering by VISA, a reduction in interest expense and a decrease in salaries and employee benefit expenses were mostly offset by a significant increase in the provision for loan losses. Due to continuing adverse market conditions, the Bank did not securitize and sell any residential mortgage loans in the 2008 quarter. However, during the 2008 quarter, the Bank sold $460.1 million of residential mortgage loans and recognized gains of $1.0 million. During the 2007 quarter, the Bank securitized and/or sold $1.0 billion of loans and recognized gains of $21.0 million.

Net Interest Income. Net interest income, before the provision for loan losses, increased $3.0 million (or 2.7%) in the 2008 quarter. The Bank recorded $0.7 million of interest income on non-accrual loans during the 2008 quarter. The Bank would have recorded additional interest income of $4.6 million during the 2008 quarter if non-accrual assets had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resulting yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net yield on interest-earning assets. The table contains information of the Bank and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Net Interest Margin Analysis

(Dollars in thousands)

	Three Months Ended March 31,
	2008			2007
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$11,921,634	$181,549	6.09%	$11,037,352	$184,351	6.68%
Mortgage-backed securities	999,970	11,699	4.68	1,235,805	14,746	4.77
Federal funds sold and securities purchased under agreements to resell	37,912	307	3.24	78,111	1,030	5.27
Trading securities	9,192	129	5.61	4,885	69	5.65
Investment securities	210,366	2,472	4.70	208,277	2,169	4.17
Other interest-earning assets	202,448	2,626	5.19	159,407	2,739	6.87

Total	13,381,522	198,782	5.94	12,723,837	205,104	6.45

Noninterest-earning assets:
Cash	358,655			373,368
Real estate held for investment or sale	50,987			39,009
Property and equipment, net	670,898			621,580
Automobiles subject to lease, net	2,738			29,477
Goodwill and other intangible assets, net	45,288			40,481
Other assets	648,124			767,611

Total assets	$15,158,212			$14,595,363

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,288,079	1,373	0.24	$2,334,417	1,619	0.28
Savings deposits	1,185,512	3,288	1.11	905,599	1,019	0.45
Time deposits	4,139,812	45,212	4.37	3,727,824	43,859	4.71
Money market deposits	2,158,992	9,833	1.82	2,438,811	16,388	2.69

Total deposits	9,772,395	59,706	2.44	9,406,651	62,885	2.67
Borrowings	2,783,809	25,761	3.70	2,623,413	31,898	4.86

Total liabilities	12,556,204	85,467	2.72	12,030,064	94,783	3.15

Noninterest-bearing items:
Noninterest-bearing deposits	1,392,786			1,369,851
Other liabilities	228,687			243,377
Minority interest	175,496			175,391
Stockholders’ equity	805,039			776,680

Total liabilities and stockholders’ equity	$15,158,212			$14,595,363

Net interest income		$113,315			$110,321

Net interest spread (2)			3.22%			3.30%

Net yield on interest-earning assets (3)			3.39%			3.47%

Interest-earning assets to interest-bearing liabilities			106.57%			105.77%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals the weighted average yield on total interest-earning assets minus the weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007 Increase (Decrease) Due to Change in
	Volume (1)	Rate (1)	Total Change
Interest income:
Loans (2)	$60,598	$(63,400)	$(2,802)
Mortgage-backed securities	(2,764)	(283)	(3,047)
Securities purchased under agreements to resell	(413)	(310)	(723)
Trading securities	63	(3)	60
Investment securities	22	281	303
Other interest-earning assets	2,756	(2,869)	(113)

Total interest income	60,262	(66,584)	(6,322)

Interest expense:
Deposit accounts	12,486	(15,665)	(3,179)
Borrowings	11,173	(17,310)	(6,137)

Total interest expense	23,659	(32,975)	(9,316)

Increase in net interest income	$36,603	$(33,609)	$2,994

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in the 2008 quarter decreased $6.3 million (or 3.1%) from the 2007 quarter primarily as a result of lower average yields on loans receivable but which was largely offset by higher average balances on those loans. A decrease in interest income on mortgage-backed securities caused primarily by lower average balances also contributed to the decrease in interest income.

The Bank’s net interest spread decreased slightly to 3.22% in the 2008 quarter from 3.30% in the 2007 quarter. The ratio of average interest-earning assets to average interest-bearing liabilities increased slightly to 106.6% for the 2008 quarter, from 105.8% in the 2007 quarter.

Interest income on loans, the largest category of interest-earning assets, decreased to $181.5 million for the 2008 quarter from $184.4 million for the 2007 quarter, a decrease of 1.5%, due to lower average yields on loan balances. The average yield on the loan portfolio decreased to 6.09% for the 2008 quarter from 6.68% for the 2007 quarter. Interest income on residential mortgage loans increased $4.0 million primarily due a $681.1 million increase in average balances. Lower average balances of and average yields on home equity loans resulted in a $5.3 million (or 17.6%) decrease in interest income on those loans.

Interest income on mortgage-backed securities decreased $3.0 million (or 20.7%) primarily due to a $235.8 million decrease in average balances, coupled with a decrease in the average yields on those securities to 4.68% from 4.77%.

Interest expense on deposits decreased $3.2 million (or 5.1%) during the 2008 quarter. The decrease resulted primarily from a 23 basis point decrease in the average rate on deposits (to 2.44% from 2.67%) due to decreased rates paid by the Bank in response to lower market interest rates. A $365.7 million increase in average deposit balances partially offset the decrease in interest expense.

Interest expense on borrowings decreased $6.1 million (or 19.2%) in the 2008 quarter compared to the 2007 quarter. Interest expense on advances from the FHLB of Atlanta decreased $3.4 million (or 15.0%) due primarily to lower average rates paid on the advances which were partially offset by higher average balances. Interest expense on other borrowings decreased $1.9 million (or 40.1%) due to lower average rates paid on those borrowings.

Provision for Loan Losses. During the 2008 quarter, the Bank recorded a provision for loan losses of $51.9 million, compared to a credit for loan losses of $0.6 million in the 2007 quarter. The provision reflects increased delinquencies and losses in the Bank’s portfolio of residential real estate loans. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income increased to $111.2 million in the 2008 quarter from $61.2 million in the 2007 quarter. The $50.0 million (or 81.8%) increase was primarily attributable to increases in servicing, securitization and mortgage banking income and other non-interest income. Also contributing to the increase in other income were increases in deposit servicing fees and asset management fees.

Servicing, securitization and mortgage banking income increased to $35.6 million in the 2008 quarter, from $7.8 million in the 2007 quarter, a 356.5% increase. The Bank recorded a fair value write-up on its interest-only assets totaling $13.2 million in the 2008 quarter compared to a fair value write-down of $40.6 million in the 2007 quarter. Due to continuing adverse market conditions, the Bank did not securitize and sell any residential mortgage loans in the quarter ended March 31, 2008. However, during the 2008 quarter, the Bank sold $460.1 million of loans and recognized gains of $1.0 million. During the 2007 quarter, the Bank securitized and/or sold $1.0 billion of loans and recognized gains of $21.0 million.

Other income increased to $21.0 million in the 2008 quarter from $7.5 million in the prior corresponding quarter, a 182.0% increase. The $13.6 million increase resulted primarily from a gain of $15.6 million on the partial redemption of the Bank’s stock in VISA following VISA’s initial public offering during the 2008 quarter.

Deposit servicing fees increased $7.2 million (or 20.1%) during the 2008 quarter primarily due to increased fees generated from the Bank’s branch and ATM network.

Operating Expenses. Operating expenses during the 2008 quarter decreased $1.6 million (or 0.9%) from the 2007 quarter. The slight decrease was largely due to decreases in salaries and employee benefits and marketing expenses and a reduction in depreciation and amortization related to automobiles subject to lease which were mostly offset by an increase in servicing assets adjustments and other loan expenses and property and equipment expenses.

Salaries and employee benefits decreased $5.7 million (or 6.5%) in the 2008 quarter primarily due to staffing reductions. During the quarter, the Bank recorded $4.8 million of severance expense related to those staffing reductions.

Servicing assets adjustments and other loan expenses increased $2.2 million (or 8.4%) in the 2008 quarter primarily due to a net fair value write-down on mortgage servicing rights in the 2008 quarter.

Property and equipment expense increased $2.7 million (or 16.7%) during the 2008 quarter primarily due to increased rent expense related to the increased number of retail branches.

Depreciation and amortization expense decreased $1.5 million (or 10.7%) in the 2008 quarter. Depreciation expense related to automobiles subject to lease decreased $1.5 million, to $0.1 million for the 2008 quarter, due to lower levels of outstanding leases resulting from the Bank’s prior decision to discontinue origination of automobile leases.

SIX MONTHS ENDED MARCH 31, 2008 COMPARED TO SIX MONTHS ENDED MARCH 31, 2007

REAL ESTATE

The Real Estate Trust recorded an operating loss of $3.7 million in the six months ended March 31, 2008 (the “2008 period”) compared to an operating loss of $930,000 in the six months ended March 31, 2007 (the “2007 period”). The results reflect reduced income generated from the sale of townhomes, increased interest and debt amortization, depreciation, advisory, management and leasing fees, lower other income and a $1.2 million condemnation gain recognized in the 2007 period, which were partially offset by higher earnings from Saul Holdings Partnership and Saul Centers and slightly improved results in the hotel portfolio. The 2008 results also reflect a $2.7 million gain due to the redemption of an equity investment.

Income after direct operating expenses from hotels increased $206,000, or 0.9%, in the 2008 period from the level achieved in the 2007 period. Total revenue for the 2008 period increased $3.6 million, or 5.3% over the 2007 period, with room sales increasing $2.6 million, or 5.0%, while food, beverage and other sales increased $1.0 million or 6.8%. The average room rate, exclusive of the newly constructed hotels which were placed in service in January 2007 and October 2007 (“Same hotel properties – six month period”), increased 3.7% from $136.68 in the 2007 period to $141.78 in the 2008 period while occupancy decreased from 68.2% in the 2007 period to 64.2% in the 2008 period. The newly constructed hotels contributed $3.8 million to the increase in overall revenue. Same hotel properties revenues decreased approximately $222,000, or 0.3%. Direct operating expenses increased approximately $3.4 million, or 7.8%, reflecting increased operating costs, such as payroll costs, food and beverage costs, property taxes and repairs and maintenance. In addition, operating costs associated with the newly constructed hotels, are fully integrated into the results for the 2008 period.

Income after direct operating expenses from office and industrial properties increased $134,000, or 1.0%, in the 2008 period compared to the 2007 period. Total revenue increased $3.2 million, or 15.9%, in the 2008 period. The property purchased on March 29, 2007 contributed $3.7 million to revenue in the 2008 period. There was no revenue contribution from this property in the 2007 period. Occupancy levels, excluding the property purchased on March 29, 2007 (“Same office properties”) which is 100% leased, have increased in the 2008 period from 86.0% at March 31, 2007 to 90.7% at March 31, 2008. The approximate $479,000 decrease in total revenue for the same office properties was caused by the March 31, 2007 lease expiration of an approximately 100,000 square foot tenant that was the sole occupant of one of the Real Estate Trust’s industrial buildings located in Northern Virginia. No rental revenue was recognized from this property in the 2008 period. A lease has been signed for 100% of the available space at this property with rent to commence later in the current fiscal year. This lease is included in occupancy as of March 31, 2008 but excluded from occupancy as of March 31, 2007. Overall direct operating expenses increased $3.1 million, or 47.5%, due to higher repairs and maintenance, utility costs, ground rent and property taxes. Direct operating expenses for the same office properties increased $932,000, or 14.3%, due to higher repairs and maintenance, utility costs and property taxes.

Income from the sale of townhomes, after deducting the cost of sales, totaled $415,000 for the 2008 period compared to $852,000 for the 2007 period. Ten units were sold during the 2008 period for a total sales value of $3.4 million. All direct costs and allocated infrastructure and soft costs, totaling approximately $3.0 million, associated with these units were expensed during the 2008 period. During the 2007 period, thirteen units were sold for a total sales value of $4.6 million. Direct costs and allocated infrastructure and soft costs associated with the units sold during the 2007 period totaled $3.7 million. The initial townhome sales were completed during the second quarter of the 2007 period.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, decreased $567,000, or 60.4%, due to lower interest income in the 2008 period reflecting decreased cash balances in the quarter.

Land parcels and other expense decreased $96,000, or 14.5%, in the 2008 period when compared to the 2007 period reflecting slightly lower expenses associated with the Trust’s portfolio of land holdings.

Interest and amortization of debt expense increased $2.6 million in the 2008 period when compared to the 2007 period. The increase is due to higher mortgage interest and debt amortization of approximately $2.0 million, reflecting the Real Estate Trust’s refinancing activity during the fiscal year ended September 30, 2007, higher line of credit interest of $198,000 and reduced capitalized interest of $536,000 which was partially offset by lower unsecured note interest of $200,000. The average balance of outstanding borrowings increased to $856.4 million in the 2008 period from $755.6 million in the 2007 period, reflecting higher mortgage and line of credit balances which offset lower unsecured note balances. The average cost of borrowings remained constant, increasing from 7.10% in the 2007 period to 7.11% in the 2008 period.

Depreciation expense increased $1.3 million, or 11.6%, reflecting the March 29, 2007 office acquisition, the January and October 2007 completion of construction of the two hotel developments and other capital improvements in both the hotel and office and industrial portfolios.

Advisory, management and leasing fees paid to related parties increased $477,000, or 5.9%, in the 2008 period when compared to the 2007 period. The advisory fee in the 2008 period increased $148,000 over the 2007 period due to a contractual increase in the monthly payments. The remainder of the increase, totaling $329,000, was due mainly to higher hotel and office management fees reflecting the increase in overall hotel and office revenue.

General and administrative expense decreased $59,000, or 3.2%, in the 2008 period compared to the 2007 period due to lower professional fees.

Earnings from Saul Holdings Partnership and Saul Centers totaled $6.6 million in the 2008 period as compared to $6.0 million in the 2007 period, an increase of $563,000, or 9.3%. The increase was primarily due to increases in operating income generated as a result of successful leasing activity as well as the acquisition, development and redevelopment activity of those entities.

During the 2008 period, the Real Estate Trust redeemed an equity investment which resulted in a gain of approximately $2.7 million. Redemption proceeds of approximately $5.0 million were received in January 2008. The Real Estate Trust received additional final redemption proceeds of $255,000 in April of 2008. The Real Estate Trust’s other equity investments are included in Other Assets on the Balance Sheet.

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

BANKING

Overview. The Bank earned operating income of $1.3 million for the six months ended March 31, 2008 (the “2008 period”), compared to operating income of $28.7 million for the six months ended March 31, 2007 (the “2007 period”). The decline in operating income was caused primarily by a significant increase in the provision for loan losses. The increased provision was partially offset by an increase in servicing, securitization and mortgage banking income, a decrease in salaries and employee benefit expenses and servicing asset adjustments and other loan expenses. Due to continuing adverse market conditions, the Bank did not securitize and sell any residential mortgage loans in the period ended March 31, 2008. However, during the 2008 period, the Bank sold $936.3 million of residential mortgage loans and recognized gains of $3.3 million. During the 2007 period, the Bank securitized and/or sold $2.0 billion of loans and recognized gains of $36.9 million.

Net Interest Income. Net interest income, before the provision for loan losses, increased $10.9 million (or 5.0%) in the 2008 period. The Bank recorded $1.2 million of interest income on non-accrual loans during the 2008 period. The Bank would have recorded additional interest income of $7.8 million during the 2008 period if non-accrual assets had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Six Months Ended March 31,
	2008			2007
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$11,894,181	$377,151	6.34%	$10,923,832	$362,016	6.63%
Mortgage-backed securities	1,022,236	24,186	4.73	1,251,745	29,781	4.76
Federal funds sold and securities purchased under agreements to resell	39,235	780	3.98	77,720	2,102	5.41
Trading securities	15,330	445	5.81	5,342	158	5.92
Investment securities	210,364	4,970	4.73	206,022	4,234	4.11
Other interest-earning assets	204,138	5,755	5.64	173,409	5,786	6.67

Total	13,385,484	413,287	6.18	12,638,070	404,077	6.39

Noninterest-earning assets:
Cash	363,914			382,411
Real estate held for investment or sale	53,143			37,403
Property and equipment, net	664,582			614,132
Automobiles subject to lease, net	4,014			37,862
Goodwill and other intangible assets, net	45,338			41,201
Other assets	665,157			774,734

Total assets	$15,181,632			$14,525,813

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,267,810	2,812	0.25	$2,296,629	3,183	0.28
Savings deposits	1,136,321	6,459	1.14	915,627	2,085	0.46
Time deposits	4,149,474	94,787	4.57	3,658,260	85,477	4.67
Money market deposits	2,149,068	22,259	2.07	2,412,689	32,556	2.70

Total deposits	9,702,673	126,317	2.60	9,283,205	123,301	2.66
Borrowings	2,868,428	60,155	4.19	2,655,141	64,839	4.88

Total liabilities	12,571,101	186,472	2.97	11,938,346	188,140	3.15

Noninterest-bearing items:
Noninterest-bearing deposits	1,380,678			1,382,140
Other liabilities	247,866			256,081
Minority interest	175,490			175,391
Stockholders’ equity	806,497			773,855

Total liabilities and stockholders’ equity	$15,181,632			$14,525,813

Net interest income		$226,815			$215,937

Net interest spread (2)			3.21%			3.24%

Net yield on interest-earning assets (3)			3.39%			3.42%

Interest-earning assets to interest-bearing liabilities			106.48%			105.86%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Equals the weighted average yield on total interest-earning assets minus the weighted average rate on total interest-bearing liabilities.
(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007 Increase (Decrease) Due to Change in
	Volume (1)	Rate (1)	Total Change
Interest income:
Loans (2)	$52,262	(37,127)	$15,135
Mortgage-backed securities	(5,431)	(164)	(5,595)
Securities purchased under agreements to resell	(861)	(461)	(1,322)
Trading securities	296	(9)	287
Investment securities	91	645	736
Other interest-earning assets	1,898	(1,929)	(31)

Total interest income	48,255	(39,045)	9,210

Interest expense:
Deposit accounts	8,893	(5,877)	3,016
Borrowings	11,582	(16,266)	(4,684)

Total interest expense	20,475	(22,143)	(1,668)

Increase in net interest income	$27,780	$(16,902)	$10,878

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in the 2008 period increased $9.2 million (or 2.3%) from the 2007 period, primarily as a result of higher average balances of loans receivable. A decrease in interest income on mortgage-backed securities caused primarily by lower average balances, partially offset the increased income.

The Bank’s net interest spread decreased slightly to 3.21% in the 2008 period from 3.24% in the 2007 period. The ratio of average interest-earning assets to average interest-bearing liabilities increased slightly to 106.5% for the 2008 period, from 105.9% for the 2007 period.

Interest income on loans, the largest category of interest-earning assets, increased to $377.2 million for the 2008 period from $362.0 million for the 2007 period, an increase of 4.2%, due to higher average balances. The average yield on the loan portfolio decreased slightly to 6.34% for the 2008 period from 6.63% for the 2007 period. Interest income on residential mortgage loans increased $22.8 million primarily due a $799.6 million increase in average balances. Lower average balances of and average yields on home equity loans resulted in a $8.2 million (or 13.5%) decrease in interest income on those loans.

Interest income on mortgage-backed securities decreased $5.6 million (or 18.8%) primarily due to a $229.5 million decrease in average balances, coupled with a slight decrease in the average yields on those securities to 4.73% from 4.76%.

Interest expense on deposits increased $3.0 million (or 2.5%) during the 2008 period. The increase resulted primarily from a $419.5 million increase in average deposit balances partially offset by a six basis point decrease in the average rate on deposits (to 2.60% from 2.66%) due to decreased rates paid by the Bank in response to lower market interest rates.

Interest expense on borrowings decreased $4.7 million (or 7.2%) in the 2008 period compared to the 2007 period. Interest expense on advances from the FHLB of Atlanta decreased $0.9 million (or 1.9%) due primarily to lower average rates paid on the advances which were partially offset by higher average balances. Interest expense on other borrowings decreased $2.8 million (or 29.2%) due to lower average rates paid on those borrowings.

Provision for Loan Losses. During the 2008 period, the Bank recorded a provision for loan losses of $73.5 million, compared to a credit for loan losses of $1.0 million in the 2007 period. The provision reflects increased delinquencies and losses in the Bank’s portfolio of residential real estate loans. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income increased to $192.9 million in the 2008 period from $158.6 million in the 2007 period. The $34.3 million (or 21.6%) increase was primarily attributable to increases in servicing, securitization and mortgage banking income, deposit servicing fees and asset management fees and other non-interest income.

Servicing, securitization and mortgage banking income increased to $59.3 million in the 2008 period, from $48.8 million in the 2007 period, a 21.5% increase. The Bank recorded a fair value write-up on its interest-only assets totaling $11.6 million in the 2008 period compared to a fair value write-down of $44.3 million in the 2007 period. Due to continuing adverse market conditions, the Bank did not securitize and sell any residential mortgage loans in the period ended March 31, 2008. However, during the 2008 period, the Bank sold $936.3 million of loans and recognized gains of $3.3 million. During the 2007 period, the Bank securitized and/or sold $2.0 billion of loans and recognized gains of $36.9 million.

Other income increased to $26.3 million in the 2008 period from $17.5 million in the prior corresponding period, a 50.3% increase. The $8.8 million increase resulted primarily from a gain of $15.6 million on the partial redemption of the Bank’s stock in VISA following VISA’s initial public offering during the 2008 quarter.

Deposit servicing fees increased $11.2 million (or 15.2%) during the 2008 period primarily due to increased fees generated from the Bank’s branch and ATM network.

Operating Expenses. Operating expenses during the 2008 period decreased $1.9 million (or 0.5%) from the 2007 period. The slight decrease was largely due to decreases in salaries and employee benefits, servicing assets adjustments and other loan expenses and a reduction in depreciation and amortization which were mostly offset by increases in property and equipment expense and other operating expense.

Salaries and employee benefits decreased $1.6 million (or 0.9%) in the 2008 period due primarily to staff reductions. During the period, the Bank recorded $8.5 million of severance expense related to those staffing reductions.

Servicing assets adjustments and other loan expenses decreased $6.8 million (or 13.4%) in the 2008 period primarily due to lower actual and projected prepayment speeds on securitized assets.

Property and equipment expense increased $6.0 million (or 19.2%) during the 2008 period primarily due to increased rent expense related to the increased number of retail branches.

Depreciation and amortization expense decreased $3.5 million (or 12.5%) in the 2008 period. Depreciation expense related to automobiles subject to lease decreased $3.7 million to $0.4 million for the 2008 period, due to lower levels of outstanding leases resulting from the Bank’s prior decision to discontinue origination of automobile leases.

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

The Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of March 31, 2008. Based on the foregoing, the Company’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

During the three months ended March 31, 2008 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

On January 16, 2007, in Andrews v. Chevy Chase Bank, FSB, the U.S. District Court for the Eastern District of Wisconsin ruled against the Bank in a case involving alleged violations of the federal Truth-in-Lending Act. The Bank has appealed the decision and the district court has suspended further proceedings pending a ruling on the appeal. See Note 15 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.

Item 1A.	RISK FACTORS

As of the quarter ended March 31, 2008, there were no additional material risks and no material changes to the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K are set forth below.

EXHIBITS

EXHIBITS	DESCRIPTION
3.	ORGANIZATIONAL DOCUMENTS

(a)	Second Amended and Restated Declaration of Trust filed with the Maryland State Department of Assessments and Taxation on May 23, 2002 as Exhibit 3(a) to Registration Statement 333-70753 is hereby incorporated by reference.

(b)	Second Amended and Restated By-Laws of the Trust dated as of May 23, 2002 as Exhibit 3(b) to Registration Statement 333-70753 is hereby incorporated by reference.

4.	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

(a)	Indenture, dated as of February 25, 2004, by and between the Trust and Wells Fargo Bank, National Association, as Trustee, with respect to the Trust’s 7 1/2% Senior Secured Notes due 2014 and 7 1/2% Series B Senior Secured Notes due 2014, including Form of Note, as filed as Exhibit 4 (a) to Registration Statement 333-113640 is hereby incorporated by reference.

(b)	Indenture, dated as of April 14, 2003, between the Trust and U.S. Bank National Association, as Trustee, with respect to the Trust’s Unsecured Notes Due for One Year to Ten Years from Date of Issue, as filed as Exhibit 4(a) to Registration Statement 333-104068 is hereby incorporated by reference.

(c)	Indenture dated as of September 1, 1992 with respect to the Trust’s Notes due from One to Ten Years from Date of Issue filed as Exhibit 4(a) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(d)	First Supplemental Indenture dated as of January 16, 1997 with respect to the Trust’s Notes due from One to Ten years from Date of Issue filed as Exhibit 4(b) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(e)	Second Supplemental Indenture dated as of January 13, 1999 with respect to the Trust’s Notes due from One to Ten Years from Date of Issuance as filed as Exhibit 4(l) to Registration Statement No. 333-70753 is hereby incorporated by reference.

10.	MATERIAL CONTRACTS

(a)	Amended and Restated Advisory Contract dated as of October 1, 2005 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, LLC, filed as Exhibit 10(a) to Trust’s September 30 2005 Form 8-K is hereby incorporated by reference.

(b)	Form of Commercial Asset Management and Leasing Agreement between the Trust and B.F. Saul Property Company filed as Exhibit 10(c) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(c)	Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(d)	First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(e)	Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Bank, F.S.B. and certain real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(f)	Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

(g)	Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(h)	First Amendment to Registration Rights and Lock-Up Agreement dated September 29, 1999 by and among Saul Centers, Inc., the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, Franklin Property Company and Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(i)	Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company, Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.

(j)	Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., B.F. Saul Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended March 31, 2000 is hereby incorporated by reference.

(k)	Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

(l)	Amended and Restated Note Administration Fee Agreement dated as of October 1, 2005, between the Trust, B.F. Saul Company and B.F. Saul Advisory Company L.L.C., as filed as Exhibit 10(n) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(m)	Development Agreement dated as of October 1, 2005 between the Trust and B.F. Saul Property Company, as filed as Exhibit 10(o) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

(n)	Amendment No. 1 to Amended and Restated Advisory Contract, made as of April 3, 2006, by and among the Trust and B.F. Saul Company, as filed as Exhibit 10(a) to the Trust’s April 3, 2006 Form 8-K is hereby incorporated by reference.

(o)	Amendment No. 2 to Amended and Restated Advisory Contract, made as of January 18, 2007 by and among the Trust and B. F. Saul Company, as filed as Exhibit 10(o) to the Trust’s December 31, 2006 Form 10-Q is hereby incorporated by reference.

(p)	Amendment No. 3 to Amended and Restated Advisory Contract, made as of January 17, 2008 by and among the Trust and B. F. Saul Company, as filed as Exhibit 10(q) to the Trust’s December 31, 2007 Form 10-Q and is hereby incorporated by reference.

31.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. F. SAUL REAL ESTATE INVESTMENT TRUST
(Registrant)

Date: May 14, 2008	Stephen R. Halpin, Jr.
Stephen R. Halpin, Jr.
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2008	Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)