Form 10-Q
period 2008-06-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2008-08-13
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of August 13, 2008, was 4,807,510.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets

B. F. SAUL REAL ESTATE INVESTMENT TRUST

(In thousands, except per share and share amounts)	June 30, 2008	September 30, 2007
	(Unaudited)
ASSETS
Real Estate
Income-producing properties
Hotel	$420,230	$387,759
Office and industrial	267,898	265,651
Other	1,128	1,128

	689,256	654,538
Accumulated depreciation	(251,695)	(236,685)

	437,561	417,853
Land parcels	44,024	43,354
Construction in progress	91,656	83,756
Investment in Saul Holdings and Saul Centers	87,000	127,079
Cash and cash equivalents	10,743	8,889
Note receivable and accrued interest—related party	3,100	5,400
Other assets	69,036	65,555

Total real estate assets	743,120	751,886

Banking
Cash and other deposits	468,755	380,099
Loans held for securitization and/or sale	72,695	202,268
Investment securities (market value $212,963 and $211,745, respectively)	210,359	210,363
Mortgage-backed securities (market value $863,621 and $1,040,424, respectively)	904,684	1,053,433
Loans receivable (net of allowance for losses of $184,865 and $29,000, respectively)	11,591,039	11,637,789
Federal Home Loan Bank stock	90,058	115,327
Property and equipment, net	688,884	645,521
Goodwill and other intangible assets, net	45,125	45,425
Mortgage interest-only assets	307,236	314,111
Mortgage servicing assets	153,298	155,680
Other assets	363,770	329,047

Total banking assets	14,895,903	15,089,063

TOTAL ASSETS	$15,639,023	$15,840,949

LIABILITIES
Real Estate
Mortgage notes payable	$611,176	$579,639
Notes payable—secured	250,000	250,000
Revolving credit facilities outstanding	5,000	14,000
Other liabilities and accrued expenses	40,457	41,563
Deferred tax liability, net	46,396	37,970

Total real estate liabilities	953,029	923,172

Banking
Deposit accounts	11,240,028	10,949,577
Borrowings	639,928	563,898
Federal Home Loan Bank advances	1,445,725	2,007,274
Other liabilities	358,261	405,775
Capital notes—subordinated	175,000	175,000

Total banking liabilities	13,858,942	14,101,524

Commitments and contingencies
Minority interest held by affiliates	148,165	138,305
Minority interest—other	296,137	296,013

TOTAL LIABILITIES	15,256,273	15,459,014

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	326,490	325,675

	426,591	425,776
Less cost of 1,834,088 common shares of beneficial interest in treasury	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	382,750	381,935

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,639,023	$15,840,949

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations (Unaudited)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
REAL ESTATE

Income
Hotels	$44,042	$42,257	$115,700	$110,279
Office and industrial (including $1,535, $1,586, $4,704 and $4,451 of rental income from banking segment, respectively)	11,824	11,593	35,404	31,933
Sales of townhomes	1,694	3,190	5,057	7,775
Other	189	417	560	1,355

Total income	57,749	57,457	156,721	151,342

Expenses
Direct operating expenses:
Hotels	26,155	24,539	73,666	68,620
Office and industrial properties	4,671	4,256	14,313	10,792
Land parcels and other	350	416	914	1,076
Cost of sales, townhomes	1,512	2,764	4,460	6,497
Interest and amortization of debt expense	14,736	14,090	43,497	40,298
Depreciation	6,818	5,700	18,992	16,611
Advisory, management and leasing fees—related parties	4,626	4,450	13,174	12,521
General and administrative	710	1,081	2,514	2,944

Total expenses	59,578	57,296	171,530	159,359

Equity in earnings of Saul Holdings and Saul Centers	2,581	3,117	9,183	9,156
Gain on partial sale of Saul Centers Stock	30,386	—	30,386	—
Gain on sale of land	—	—	—	—
Gain on sale of investment	—	325	2,727	1,534

REAL ESTATE OPERATING INCOME	$31,138	$3,603	$27,487	$2,673

BANKING

Interest income
Loans	$158,369	$187,645	$535,521	$549,660
Mortgage-backed securities	10,516	14,298	34,702	44,080
Other	4,620	5,839	16,569	18,119

Total interest income	173,505	207,782	586,792	611,859

Interest expense
Deposit accounts	50,075	65,328	176,392	188,629
Borrowings	15,907	30,999	76,061	95,837

Total interest expense	65,982	96,327	252,453	284,466

Net interest income	107,523	111,455	334,339	327,393
Provision (credit) for loan losses	121,382	(786)	194,914	(1,777)

Net interest (expense) income after provision (credit) for loan losses	(13,859)	112,241	139,425	329,170

Other income
Deposit account servicing fees	44,400	39,581	129,553	113,497
Servicing, securitization and mortgage banking income	79,435	46,561	138,717	95,355
Asset management fees	11,219	9,876	33,453	28,308
Other	5,643	7,506	31,915	24,979

Total other income	140,697	103,524	333,638	262,139

Continued on following page.

Consolidated Statements of Operations (Unaudited) (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
BANKING (Continued)

Operating expenses
Salaries and employee benefits	$74,755	$87,141	$245,150	$259,113
Servicing assets adjustments and other loan expenses	(20,388)	21,615	23,545	72,328
Property and equipment (including $1,535, $1,586, $4,704 and $4,451 of rental expense paid to real estate segment, respectively)	19,024	17,788	56,199	48,987
Marketing	3,863	6,630	9,566	15,712
Data processing	11,880	10,557	36,483	31,846
Depreciation and amortization	12,231	11,389	36,952	39,653
Other	17,387	17,520	55,816	51,891

Total operating expenses	118,752	172,640	463,711	519,530

BANKING OPERATING INCOME	$8,086	$43,125	$9,352	$71,779

TOTAL COMPANY
Operating income	$39,224	$46,728	$36,839	$74,452
Income tax provision (benefit)	11,916	15,524	7,522	22,199

Income before minority interest	27,308	31,204	29,317	52,253
Minority interest held by affiliates	53	(4,309)	2,096	(5,727)
Minority interest—other	(7,341)	(7,308)	(21,964)	(21,905)

TOTAL COMPANY NET INCOME	20,020	19,587	9,449	24,621
Dividends: Real Estate Trust’s preferred shares of beneficial interest	(1,355)	(1,355)	(4,064)	(4,064)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$18,665	$18,232	$5,385	$20,557

NET INCOME PER COMMON SHARE (BASIC AND DILUTED)	$3.88	$3.78	$1.12	$4.28

DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.34	$0.34	$1.03	$1.03

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity (Unaudited)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
COMPREHENSIVE INCOME

Net income	$20,020	$19,587	$9,449	$24,621
Other comprehensive income	—	—	—	—

TOTAL COMPREHENSIVE INCOME	$20,020	$19,587	$9,449	$24,621

CHANGES IN SHAREHOLDERS’ EQUITY

PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of period (516,000 shares)	$516	$516	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of period (6,641,598 shares)	6,642	6,642	6,642	6,642

PAID-IN SURPLUS
Beginning and end of period	92,943	92,943	92,943	92,943

RETAINED EARNINGS
Beginning of period	309,292	299,805	325,675	296,293
Net income	20,020	19,587	9,449	24,621
Adjustments:
Saul Holdings investment	179	1,278	543	4,401
Other	—	—	—	(1,917)
Dividends:
Real Estate Trust preferred shares of beneficial interest	(1,355)	(1,355)	(4,064)	(4,064)
Real Estate Trust common shares of beneficial interest	(1,646)	(1,646)	(4,937)	(4,937)
Cumulative effect of a change in accounting principle, net of tax	—	—	(176)	3,272

End of period	326,490	317,669	326,490	317,669

TREASURY SHARES
Beginning and end of period (1,834,088 shares)	(43,841)	(43,841)	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	$382,750	$373,929	$382,750	$373,929

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows (Unaudited)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Nine Months Ended June 30,
(In thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net income	$17,835	$1,715
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of investment	(2,727)	—
Gain on partial sale of Saul Centers Stock	(30,386)	—
Depreciation	18,992	16,611
Amortization of debt expense	1,995	1,739
Deferred tax provision	8,134	370
Gain on sale of property	—	(1,534)
Decrease (increase) in accounts receivable and accrued income	145	(1,536)
Increase in accounts payable and accrued expenses	9,118	6,680
Dividends and tax sharing payments	1,890	20,694
Other, net	(4,138)	(2,940)

	20,858	41,799

Banking
Net (loss) income	(8,386)	22,906
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	12,921	27,583
Increase in income taxes payable	39,008	31,572
Depreciation and amortization	36,952	39,653
Provision (credit) for loan losses	194,914	(1,777)
Minority interest held by affiliates	(2,096)	5,727
Minority interest—other	7,500	7,500
Proceeds from sales of trading securities	248,539	166,234
Purchases and net fundings of loans held for securitization and/or sale	(1,348,081)	(3,961,069)
Proceeds from sales of loans held for securitization and/or sale	1,147,426	3,012,629
Decrease in mortgage interest-only assets	6,875	37,776
Decrease in mortgage servicing assets	2,382	10,317
(Increase) decrease in other assets	(21,489)	5,332
Increase (decrease) in other liabilities	(86,524)	20,460
Other	(666)	447

	229,275	(574,710)

Net cash provided by (used in) operating activities	250,133	(532,911)

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Property acquisitions	—	(47,187)
Development/redevelopment expenditures, net of $4,064 and $5,953, respectively allocated to cost of sales in 2008 and 2007	(43,191)	(42,950)
Capital expenditures	(14,960)	(11,705)
Property sales, net	—	1,810
Net repayments, note receivable—related party	2,300	4,600
Capital contribution to Bank	(48,000)	—
Saul Centers stock sale proceeds, net	66,772	—
Distributions in excess of equity in earnings from Saul Holdings and Saul Centers	4,531	2,787
Purchases of Saul Holdings and Saul Centers	—	(28,358)
Proceeds from other investments	5,870	—
Purchases of other investments	(5,036)	(65)

	(31,714)	(121,068)

Banking
Purchases of investment securities	—	(8,350)
Proceeds from redemption of Federal Home Loan Bank Stock	219,007	215,953
Purchases of Federal Home Loan Bank Stock	(193,738)	(224,333)
Net principal collected on loans	2,997,304	3,582,299
Net fundings and purchases of loans receivable	(3,138,574)	(3,391,753)
Proceeds from sales of loans transferred to loans held for securitization and/or sale	—	2,052
Principal collected on mortgage-backed securities	146,450	148,258
Purchases of mortgage-backed securities	(1,028)	(37,426)
Proceeds from sales of automobiles subject to lease	6,071	38,625
Net purchases of property and equipment	(81,710)	(87,514)
Net proceeds from sales of property and equipment	2,139	26,433
Net proceeds from sales of real estate	53,392	12,226
Disbursements for real estate held for sale	(7,365)	(10,680)
Other	—	(5,151)

	1,948	260,639

Net cash (used in) provided by investing activities	(29,766)	139,571

Continued on following page.

Consolidated Statements of Cash Flows (Unaudited) (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST (Unaudited)

	For the Nine Months Ended June 30,
(In thousands)	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Net repayments on secured revolving credit facilities	$(9,000)	$—
Proceeds from mortgage financings	57,468	94,051
Principal curtailments and repayments of mortgages	(25,931)	(25,167)
Repayments of unsecured notes	—	(21,398)
Costs of obtaining financings	(826)	(2,283)
Cash dividends paid on preferred stock	(4,064)	(4,064)
Cash dividends paid on common stock	(4,937)	(4,937)

	12,710	36,202

Banking
Proceeds from customer deposits and issuance of certificates of deposit	80,534,679	70,708,716
Customer withdrawals of deposits and payments for maturing certificates of deposit	(80,244,228)	(70,164,687)
Advances from the Federal Home Loan Bank	14,698,680	10,977,003
Repayments of advances from the Federal Home Loan Bank	(15,260,228)	(10,790,787)
Net increase (decrease) in other borrowings	76,030	(305,145)
Capital contribution from parent companies	60,000	9,995
Cash dividends paid on preferred stock	(7,500)	(7,500)
Cash dividends paid on common stock	—	(20,000)

	(142,567)	407,595

Net cash (used in) provided by financing activities	(129,857)	443,797

Net increase in cash and cash equivalents	90,510	50,457
Cash and cash equivalents at beginning of period	388,988	456,579

Cash and cash equivalents at end of period	$479,498	$507,036

Components of cash and cash equivalents at end of period as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$10,743	$3,324
Banking
Cash and other deposits	468,755	503,712

Cash and cash equivalents at end of period	$479,498	$507,036

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest, net	$298,971	$317,411
Income taxes, net	50,296	(1,374)
Shares of Saul Centers, Inc. common stock	—	28,358
Cash received during the period from:
Dividends on shares of Saul Centers, Inc. common stock	7,541	6,340
Distributions from Saul Holdings Limited Partnership	6,173	5,603
Supplemental disclosures of noncash activities:
Loans held for sale and/or securitization exchanged for trading securities	248,218	165,561
Loans receivable transferred to real estate acquired in settlement of loans	79,595	12,014
Loans held for sale and/or securitization transferred to loans receivable	4,353	—

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

Certain reclassifications of prior periods’ information have been made to conform to the presentation for the nine months ended June 30, 2008, to ensure comparability of all periods presented.

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

The purchase price allocation for the acquisition of a hotel property is determined based on the relative fair vale of the components of the property, which include land, building, personal property, franchise relationships, brand names, any in-place leases and other intangibles. The valuation of the personal property is based on management’s evaluation of the value of such property. The personal property is amortized over its remaining estimated useful life. To the extent that franchise relationship, trade name or other intangibles are present in an acquisition, the fair value of the intangibles are amortized over their estimated useful life or evaluated for impairment under SFAS No. 142, if determined to have an indefinite life. An impairment charge on indefinite lived intangible assets is recognized if the fair value is less than the carrying amount. At June 30, 2008 and September 30, 2007, indefinite lived intangible assets totaled $9.0 million, equal to their fair value, and are included in Other Assets on the balance sheet.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed the assets are placed in service, their operating income, operating expenses, consisting mainly of real estate taxes, payroll, repairs and maintenance, utilities, insurance, franchise, marketing and other property related expenses and depreciation are included in current operations. Property operating expenses are charged to operations as incurred. Interest expense capitalized during the nine-month periods ended June 30, 2008 and 2007 totaled $549,000 and $1.5 million, respectively.

CONSTRUCTION IN PROGRESS

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. The Construction in Progress balance as of June 30, 2008 and September 30, 2007 is as follows:

Construction in Progress

(In thousands)	June 30, 2008	September 30, 2007
Tysons Park Place II	$69,144	$34,348
Circle 75 Townhomes	15,410	18,525
Circle 75 Infrastructure	7,102	7,066
Dulles Hampton Inn & Suites	—	23,817

Total	$91,656	$83,756

Construction of the Dulles Hampton Inn & Suites was substantially completed and the project was placed in service on October 18, 2007.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

REAL ESTATE TRUST

On December 4, 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (“FAS No. 141(R)”). FAS No. 141(R) will change the accounting for business combinations. Under FAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS No. 141(R) also includes a substantial number of new disclosure requirements. FAS No. 141(R) applies prospectively to business combinations occurring during fiscal years beginning on or after December 15, 2008, which for the Real Estate Trust begins with the fiscal year ending September 30, 2010. FAS No. 141(R) will impact the Real Estate Trust’s financial statements depending on the level of acquisition activity in fiscal 2010 and beyond.

BANKING

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to improve the transparency of financial reporting for derivative and hedging activities. SFAS 161 illustrates how derivative instruments affect an entity’s cash flows, financial performance and financial position. The Bank has not yet determined the impact, if any, of the adoption of SFAS 161 on the Bank’s financial condition or results of operations.

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

In September 2006, the FASB ratified Emerging Issues Task Force (“EITF”) consensus 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”). EITF 06-5 eliminates the diversity in policyholder calculations of the amount that would be realized under a life insurance contract if that contract were terminated. Under EITF 06-5, policyholders are required to recognize contract-based values at their net present value. EITF 06-5 was effective for the Bank on October 1, 2007. The impact of the adoption was $220,000 and was recorded as a cumulative-effect adjustment to retained earnings on October 1, 2007.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the requirements of SFAS No. 109, “Accounting for Income Taxes,” relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when realization of the benefits is uncertain. The first step is to determine whether the benefit meets the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for the Bank on October 1, 2007. The adoption of FIN 48 did not have a material impact on the Bank’s financial condition or results of operations.

3. CONSOLIDATED FINANCIAL STATEMENTS:

The accompanying financial statements include the accounts of the Real Estate Trust, which is involved in the ownership and development of income-producing properties. The accounts of the Bank have also been consolidated. Accordingly, the accompanying financial statements reflect the assets, liabilities, operating results and cash flows for two business operations: Real Estate and Banking. All significant inter-company transactions, except as disclosed elsewhere in the financial statements, have been eliminated in consolidation. Tax sharing and dividend payments between the Real Estate Trust and the Bank are presented gross in the Consolidated Statements of Cash Flows. For purposes of calculating primary and diluted earnings per share, weighted average common shares outstanding totaled 4,807,510 for all periods presented. The Trust has no common share equivalents. On January 17, 2008, the Trust declared a dividend on its common shares of $0.248 per share, totaling approximately $1.2 million, payable on January 18, 2008, to holders of record on December 31, 2007. On March 6, 2008, the Trust declared a dividend on its common shares of $0.436 per share, totaling approximately $2.1 million, payable on March 7, 2008, to holders of record on March 6, 2008. On June 19, 2008, the Trust declared a dividend on its common shares of $0.342 per share, totaling approximately $1.6 million, payable on June 20, 2008, to holders of record on June 19, 2008.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the Trust’s current fiscal year. The Trust has evaluated the impact that FIN 48 has on the Trust’s financial statements, and as of October 1, 2007, has determined that the adoption of FIN 48 did not have a material impact on its financial condition or results of operations. Further, as of June 30, 2008, the Trust had no material unrecognized tax benefits. The Real Estate Trust recognizes penalties and interest accrued to unrecognized tax benefits, if any, as general and administrative expense, the Bank recognizes penalties and interest accrued to unrecognized tax benefits, if any, as other operating expense. With certain exceptions, the Trust is no longer subject to U.S. federal, state and local tax examinations by tax authorities for fiscal years before September 30, 2004.

5. INVESTMENT IN SAUL CENTERS, INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP – REAL ESTATE TRUST:

As of June 30, 2008 the Real Estate Trust owned approximately 3,848,000 shares of Saul Centers, Inc. (“Saul Centers”), representing 21.6% of such company’s outstanding common stock. As of June 30, 2008, the market value of the total shares was approximately $181.0 million. The majority of these shares have been pledged as collateral with the Real Estate Trust’s credit line banks. During the nine-month period ended June 30, 2008, the Real Estate Trust received dividends of $7.5 million from Saul Centers. During the quarter ended June 30, 2008, the Real Estate Trust, through an underwritten public offering, sold 1.5 million shares of Saul Centers common stock, realizing proceeds of approximately $67.0 million and a gain of approximately $30.4 million.

In fiscal 1993, the Real Estate Trust entered into a series of transactions in connection with the initial public offering of Saul Centers. The Real Estate Trust transferred its 22 shopping centers and one of its office properties, together with the $196 million of mortgage debt and deferred interest associated with such properties, to a newly formed partnership, Saul Holdings Limited Partnership (“Saul Holdings Partnership”), in which as of June 30, 2008 the Real Estate Trust owns (directly and through its wholly owned subsidiaries) a 18.8% common limited partner interest in the form of units, other entities affiliated with the Real Estate Trust own a 4.5% common limited partner interest in the form of units and Saul Centers owns a 76.7% common general partner interest and a 100% preferred general partner interest. Under the Saul Holdings Partnership agreement, the limited partnership units are generally convertible on a one-for-one basis into common stock of Saul Centers. However, most of the units were not convertible as of June 30, 2008 because the conversion would cause the Real Estate Trust and certain affiliates of the Real Estate Trust to exceed the ownership limitation under Saul Centers articles of incorporation, which restricts the value of Saul Centers issued and outstanding equity securities the Real Estate Trust and affiliates may constructively or beneficially own, denoted by reference to provisions of the Code. The Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly distributions to the partners out of net cash flow. During the nine-month period ended June 30 2008, the Real Estate Trust received total cash distributions of $6.2 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s credit line banks.

Pursuant to a reimbursement agreement among the partners of Saul Holdings Partnership and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At June 30, 2008, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $100.0 million. The Real Estate Trust believes that the Saul Holdings Partnership will be able to make all payments due with respect to its debt obligations.

5. INVESTMENT IN SAUL CENTERS INC. AND SAUL HOLDINGS LIMITED PARTNERSHIP – REAL ESTATE TRUST (Continued):

The unaudited condensed Consolidated Balance Sheets as of June 30, 2008 and September 30, 2007, and the unaudited Consolidated Statements of Operations for the six month period ended June 30, 2008 and 2007 of Saul Centers, Inc. follow:

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	June 30, 2008	September 30, 2007
Assets
Real estate investments	$994,300	$881,646
Accumulated depreciation	(244,196)	(229,055)
Other assets	101,935	72,432

Total assets	$852,039	$725,023

Liabilities and stockholders’ equity
Mortgage notes payable	$565,194	$528,604
Other liabilities	57,597	42,798

Total liabilities	622,791	571,402
Minority interests	3,747	5,091
Total stockholders’ equity	225,501	148,530

Total liabilities and stockholders’ equity	$852,039	$725,023

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months (1) Ended June 30,
(In thousands)	2008	2007
Revenue
Base rent	$92,323	$86,847
Other revenue	25,314	22,817

Total revenue	117,637	109,664

Expenses
Operating expenses	26,616	23,936
Interest and amortization of deferred debt expense	26,048	24,917
Depreciation and amortization	20,920	19,360
General and administrative	9,465	8,377

Total expenses	83,049	76,590

Operating income before minority interests and gain on sale of property	34,588	33,074
Gain on sale of property	344	—

Net operating income before minority interests	34,932	33,074
Minority interests	(6,294)	(6,419)

Net income	28,638	26,655
Preferred dividends	(7,883)	(6,000)

Net income available to common shareholders	$20,755	$20,655

(1)	Saul Center’s year end is December 31. These statements of operations are computed by combining Saul Center’s 2007 fourth quarter and 2008 first and second quarter results.

6. RELATED PARTY TRANSACTIONS – REAL ESTATE TRUST:

Under an existing unsecured note receivable from B.F. Saul Company, which was modified and amended on October 1, 2005, not to exceed $30.0 million, the Real Estate Trust received net curtailments of $2.3 million during the nine-month period ended June 30, 2008. At June 30, 2008 and September 30, 2007, the note balance totaled $3.1 million and $5.4 million, respectively. Interest is computed on the note at 200 basis points over a floating rate index. Interest earned on the note totaled $101,000 and $442,000 for the nine-month periods ended June 30, 2008 and 2007, respectively. The note is due and payable on September 30, 2015.

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

8. GAIN ON SALE OF INVESTMENT – REAL ESTATE TRUST:

During the quarter ended June 30, 2008, the Real Estate Trust, through an underwritten public offering, sold 1.5 million shares of Saul Centers common stock, realizing proceeds of approximately $67.0 million and a gain of approximately $30.4 million.

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

9. MORTGAGE NOTES PAYABLE/SECURED REVOLVING CREDIT FACILITIES – REAL ESTATE TRUST:

The Real Estate Trust has a $75.0 million secured revolving credit line with an unrelated bank that matures on January 31, 2010, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 150 basis points over the index. At June 30, 2008, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $75.0 million.

The Real Estate Trust has an additional $75.0 million revolving credit line with an unrelated bank that matures on June 30, 2010, with provisions for extending the term for an additional year. This facility is also secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 150 basis points over the index. At June 30, 2008, the Real Estate Trust had $5.0 million in outstanding borrowings and unrestricted availability of $65.0 million. The Real Estate Trust was issued a $6.0 million letter of credit, which was reduced to $5.0 million during the quarter ended June 30, 2008, for the benefit of a mortgage lender as part of one of the mortgage financings completed during the quarter ended June 30, 2006. The letter of credit will continue to be reduced annually based on the amount of capital expended at the subject property. The letter of credit reduces the availability under the revolving credit facility.

The Real Estate Trust has a $105.0 million construction/permanent loan for its Tysons Park Place II development. The loan is for a term of 14.5 years and bears interest at 6.28%. Interest only will be payable for the initial three years, thereafter monthly interest and principal will be payable based on a 30 year amortization period. The loan will be used to fund the majority of the construction costs for the Tysons Park Place II development. The Real Estate Trust received loan draws of $34.8 million during the nine-month period ended June 30, 2008, bringing the balance outstanding under this loan at June 30, 2008 to $61.5 million.

On April 4, 2008, the Real Estate Trust closed on a $16.0 million mortgage note secured by the Dulles Hampton Inn & Suites. The note, which is due on April 15, 2023, bears interest at 6.5% and requires monthly interest only payments for the initial twelve months. Beginning in year two, monthly principal and interest payments of $108,034 are required with a balloon payment of $10.3 million due at maturity. The proceeds from the financing, along with approximately $4.7 million drawn from the revolving credit facilities were used to pay off the property’s outstanding $20.3 million construction loan which was used to finance the construction of the hotel. The Real Estate Trust received loan draws of $6.6 million on the construction loan during the nine-month period ended June 30, 2008.

10. INDUSTRY SEGMENT INFORMATION – REAL ESTATE TRUST:

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the “Banking” sections of the accompanying financial statements.

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2008	2007	2008	2007
INCOME
Hotels	$44,042	$42,257	$115,700	$110,279
Office and industrial properties	11,824	11,593	35,404	31,933
Residential	1,694	3,190	5,057	7,775
Other	189	417	560	1,355

	$57,749	$57,457	$156,721	$151,342

OPERATING INCOME (1)
Hotels	$13,768	$14,357	$30,656	$31,642
Office and industrial properties	4,460	5,004	13,494	14,564
Residential	182	426	597	1,278
Other	(167)	(5)	(371)	262

	18,243	19,782	44,376	47,746
Equity in earnings of Saul Holdings and Saul Centers	2,581	3,117	9,183	9,156
Gain on partial sale of Saul Centers stock	30,386	—	30,386	—
Gain on sale of property	—	325	2,727	1,534
Interest and amortization of debt expense	(14,736)	(14,090)	(43,497)	(40,298)
Advisory, management and leasing fees—related parties	(4,626)	(4,450)	(13,174)	(12,521)
General and administrative	(710)	(1,081)	(2,514)	(2,944)

Operating income	$31,138	$3,603	$27,487	$2,673

INTEREST AND AMORTIZATION OF DEBT EXPENSE
Hotels	$5,328	$5,183	$15,833	$14,795
Office and industrial properties	3,700	3,541	11,958	10,526
Other	5,708	5,366	15,706	14,977

	$14,736	$14,090	$43,497	$40,298

DEPRECIATION
Hotels	$4,119	$3,361	$11,378	$10,017
Office and industrial properties	2,693	2,333	7,597	6,577
Other	6	6	17	17

	$6,818	$5,700	$18,992	$16,611

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS
Hotels	$2,894	$9,214	$18,404	$28,019
Office and industrial properties	13,374	5,803	41,498	61,867
Residential, net of cost of goods sold	(575)	1,287	(2,423)	10,702
Other	97	500	672	1,254

	$15,790	$16,804	$58,151	$101,842

IDENTIFIABLE ASSETS (AT PERIOD END)
Hotels			$328,983	$319,022
Office and industrial properties			165,170	192,136
Residential			22,522	26,010
Other			226,445	185,405

			$743,120	$722,573

(1)	Operating income includes income less direct operating expenses, cost of sales and depreciation.

11. LOANS HELD FOR SECURITIZATION AND/OR SALE-THE BANK:

At June 30, 2008, loans held for securitization and/or sale were composed of single-family residential loans totaling $72.7 million. At September 30, 2007, loans held for securitization and/or sale were composed of single-family residential loans totaling $202.2 million and automobile loans totaling $108,000.

12. LOANS RECEIVABLE – THE BANK:

Loans receivable is composed of the following:

(In thousands)	June 30, 2008	September 30, 2007
Single-family residential	$8,112,058	$8,044,052
Home equity	1,475,303	1,583,170
Single-family/construction to permanent	427,778	457,446
Other real estate	374,059	357,265
Commercial	1,007,163	935,999
Automobile	223,337	128,823
Other consumer	43,167	43,818

	11,662,865	11,550,573

Deferred loan origination costs, net of unearned discounts	113,039	116,216
Allowance for losses on loans	(184,865)	(29,000)

	(71,826)	87,216

Total	$11,591,039	$11,637,789

Cumulative deferred interest totaled $152.6 million and $93.3 million at June 30, 2008 and September 30, 2007, respectively.

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

(In thousands)	Retail Banking	Commercial Banking	Asset Management	Total
Three Months Ended June 30, 2008
Core operating income	$170,437	$12,062	$11,232	$193,731
Core operating expense	103,154	7,657	9,513	120,324

Core earnings	67,283	4,405	1,719	73,407
Non-core items	(63,985)	(1,243)	(93)	(65,321)

Operating income	$3,298	$3,162	$1,626	$8,086

Average assets	$13,365,558	$1,529,422	$65,320	$14,960,300

	Retail Banking	Commercial Banking	Asset Management	Total
Three Months Ended June 30, 2007
Core operating income	$193,927	$12,440	$9,899	$216,266
Core operating expense	157,158	7,774	8,673	173,605

Core earnings	36,769	4,666	1,226	42,661
Non-core items	501	66	(103)	464

Operating income	$37,270	$4,732	$1,123	$43,125

Average assets	$13,225,147	$1,398,984	$54,473	$14,678,604

(In thousands)	Retail Banking	Commercial Banking	Asset Management	Total
Nine Months Ended June 30, 2008
Core operating income	$510,277	$37,480	$33,501	$581,258
Core operating expense	415,128	23,765	29,158	468,051

Core earnings	95,149	13,715	4,343	113,207
Non-core items	(101,997)	(1,577)	(281)	(103,855)

Operating (loss) income	$(6,848)	$12,138	$4,062	$9,352

Average assets	$13,570,079	$1,474,241	$64,170	$15,108,490

	Retail Banking	Commercial Banking	Asset Management	Total
Nine Months Ended June 30, 2007
Core operating income	$525,718	$39,264	$28,366	$593,348
Core operating expense	474,635	23,335	26,325	524,295

Core earnings	51,083	15,929	2,041	69,053
Non-core items	2,579	459	(312)	2,726

Operating income	$53,662	$16,388	$1,729	$71,779

Average assets	$13,113,400	$1,407,864	$54,814	$14,576,078

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

The principal business activities of the Real Estate Trust are the ownership of 80% of the outstanding common stock of the Bank, whose assets accounted for 95% of the Trust’s consolidated assets at June 30, 2008, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in the Bank, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the OTS.

The following discussion and analysis provides information that management believes to be necessary for an understanding of the Trust’s financial condition and results of operations, and should be read in conjunction with the accompanying financial statements, notes thereto and other information contained in this document.

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at June 30, 2008, consisted primarily of hotels, office projects, and land parcels. At June 30, 2008, the Real Estate Trust’s hotel portfolio, including the January 2007 and October 2007 newly constructed hotels, is comprised of 19 properties containing 3,438 available rooms. The office property portfolio consisted of 15 properties with a total gross leasable area of 2,170,000 square feet.

The hotel portfolio, excluding the newly constructed properties placed in service in January 2007 and October 2007, (“Same hotel properties – nine month period”) experienced an average occupancy of 68.6% and an average room rate of $142.69 during the nine-month period ended June 30, 2008, compared to an average occupancy of 72.1% and an average room rate of $138.68 during the same period in the prior year. REVPAR (revenue per available room) was $97.91 for the nine-month period ended June 30, 2008, a 2.1% decrease from REVPAR for the nine-month period ended June 30, 2007 of $100.06.

Office space in the Real Estate Trust’s office property portfolio was 90.1% leased at June 30, 2008, compared to a leasing rate of 88.1% at June 30, 2007. The majority of the increase is due to the re-leasing of an approximately 100,000 square foot, single tenant, building as of June 30, 2008. The prior tenant vacated this space on March 31, 2007. Rental income from this space commenced during the quarter ended June 30, 2008. At June 30, 2008, of the total gross leasable area of 2,170,000 square feet, 119,829 square feet (5.5%) and 355,167 square feet (16.4%) were subject to leases expiring in the remainder of fiscal 2008 and fiscal 2009, respectively.

BANKING

General. The Bank’s assets decreased by $216.6 million during the current quarter to $14.9 billion at June 30, 2008. The Bank recorded operating income $8.1 million during the quarter ended June 30, 2008, compared to operating income of $43.1 million during the quarter ended June 30, 2007. The decrease in operating income during the current quarter reflects a significant increase in the provision for loan losses, which was partially offset by an increase in servicing, securitization and mortgage banking income and a decrease in servicing assets adjustments and other loan expenses. The Bank recorded fair value write-ups of $57.6 million and $29.7 million on its interest-only assets and mortgage servicing assets, respectively, reflecting reduced actual and estimated prepayment speeds on mortgage loans caused by liquidity issues in the primary mortgage markets. Due to continuing adverse market conditions, the Bank did not securitize any residential mortgage loans in the quarter ended June 30, 2008. However, during the quarter ended June 30, 2008, the Bank sold $455.5 million of residential mortgage loans and recognized gains of $4.2 million. During the quarter ended June 30, 2007, the Bank securitized and/or sold $1.2 billion of loans and recognized gains of $20.5 million.

At June 30, 2008, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 6.38%, 6.38%, 9.29% and 12.47%, respectively. The Bank’s regulatory capital ratios exceeded regulatory requirements as well as the standards established for “well-capitalized” institutions under the prompt corrective action regulations issued pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). See “Capital.”

During the quarter ended June 30, 2008, the Bank declared and paid a cash dividend on its Preferred Stock in the amount of $2.5 million. The Bank did not pay any dividends on its common stock during the quarter ended June 30, 2008.

Recent Developments

The ongoing turmoil in the credit markets and difficult conditions in the U.S. housing markets continued throughout the quarter ended June 30, 2008, and together with weak overall economic conditions, continues to negatively affect the Bank and its operations. Deteriorating conditions in the housing market and the general economy have contributed to increases in the Bank’s levels of delinquent and non-performing assets, charge-offs and the allowance for possible credit losses. During the quarter ended June 30, 2008, non-performing assets increased $190.8 million (63.5%) from the March quarter. As a result, management increased the allowance for possible credit losses by $100.8 million to $184.9 million. To the extent current housing market and general economic conditions continue or worsen, the Bank’s level of problem assets and credit losses are likely to increase.

In prior periods, the Bank securitized and sold a portion of the loans it originated. Since July 2007, as a result of a weak secondary market for mortgage loans, the Bank has been retaining in its own portfolio most of the adjustable rate loans it originates, while continuing to originate and sell in the secondary market all fixed and some adjustable rate loans.

Management has taken steps that it believes will help position the Bank to operate successfully in the current environment. These steps include efforts to reduce the Bank’s volume of loan originations, particularly residential mortgage loans originated through third-party or correspondent distribution channels by, for example, tightening its loan underwriting guidelines, limiting extended hours in certain retail deposit branches, revising certain fees and reducing staffing levels to reflect decreased hours and lower loan production. In addition, the Bank stopped originating payment option mortgage loans and residential construction to permanent loans in April 2008.

The Bank also has significantly increased its loan loss reserves in recent periods which, together with a $60 million cash capital contribution received by the Bank from its common stockholders on June 11, 2008, also should help position the Bank to operate successfully in the current difficult market conditions.

Based on a review of customer preferences, the Bank has decided not to exercise its option to extend its 10-year supermarket branch agreement with Giant Food, and will begin closing its 54 supermarket deposit branches in August 2008, resulting in additional cost savings. Because in most cases the Bank already has a traditional branch within two miles of a supermarket branch and offers a variety of self-service banking channels, such as online and telephone banking, management expects to be able to continue to serve the needs of the vast majority of supermarket branch depositors following closure of the supermarket branches.

Asset Quality. The following table sets forth information concerning the Bank’s non-performing assets. Amounts shown are after charge-offs and, in the case of REO, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	June 30, 2008	March 31, 2008	September 30, 2007
Non-performing assets:
Non-accrual loans:
Residential mortgage	$375,699	$213,801	$76,675
Home equity	10,004	10,143	5,559
Single-family/construction to permanent	34,390	20,844	3,972
Commercial	2,280	2,063	571
Other consumer	599	628	337

Total non-accrual loans (1)	422,972	247,479	87,114
Real estate acquired in settlement of loans	68,375	53,090	48,443

Total non-performing assets	$491,347	$300,569	$135,557

Allowance for losses on loans	$184,865	$84,065	$29,000

Ratios:
Non-accrual loans to total assets	2.84%	1.64%	0.58%
Non-performing assets to total assets	3.30%	1.99%	0.90%
Allowance for losses on loans to non-accrual loans (1)	43.71%	33.97%	33.29%
Allowance for losses on loans to total loans receivable (2)	1.56%	0.70%	0.24%

(1)	Before deduction of allowances for losses.
(2)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets include non-accrual loans and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

Non-performing assets increased to $491.3 million at June 30, 2008, from $300.6 million at March 31, 2008. The significant increase is concentrated in residential mortgage and, to a lesser extent, single-family/construction to permanent loans, and is due primarily to the continued softening in the housing market. Non-performing assets are likely to continue to increase in future periods as interest rates and required payments adjust on payment-option and interest-only loans in the Bank’s portfolio. In addition, stricter underwriting standards and declining property values have reduced the ability of many borrowers to refinance their debt.

Delinquent Loans. At June 30, 2008, delinquent loans decreased to $195.4 million, or 1.7% of total loans, from $223.3 million, or 1.9% of total loans, at March 31, 2008. The following table sets forth information regarding the Bank’s delinquent loans at June 30, 2008.

	Principal Balance (Dollars in thousands) Loans Delinquent for
	30-59 days	60-89 days	Total
Residential mortgage	$115,599	$59,436	$175,035
Home equity	8,849	3,595	12,444
Single-family/construction to permanent	795	2,667	3,462
Other real estate	—	—	—
Commercial	590	—	590
Other Consumer	2,592	1,303	3,895

Total	$128,425	$67,001	$195,426

Total as a Percentage of Loans (1)	1.1%	0.6%	1.7%

(1)	Includes loans held for sale, before valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Residential mortgage loans delinquent 30-89 days decreased to $175.0 million (286 loans) at June 30, 2008 from $183.8 million (319 loans) at March 31, 2008. The ratio of the number of delinquent mortgage loans to the total number of mortgage loans was 1.6% at June 30, 2008, a decrease from 1.8% at March 31, 2008. Home equity loans delinquent 30-89 days decreased to $12.4 million at June 30, 2008 from $16.5 million at March 31, 2008. Single-family/construction to permanent loans delinquent 30-89 days decreased to $3.5 million at June 30, 2008 from $19.0 million at March 31, 2008.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are assets which are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. Potential problem assets decreased to $2.8 million at June 30, 2008, compared to $3.7 million at March 31, 2008, primarily as a result of one commercial loan with a book value of $0.8 million which was reclassified to a non-accrual asset during the quarter ended June 30, 2008.

Troubled Debt Restructurings (“TDR”). At June 30, 2008, the Bank had four residential mortgage loans with an aggregate book balance of $2.6 million classified as troubled debt restructurings. In conjunction with its loan modification program, the Bank expects TDRs to increase in future periods.

Deferred Interest. Most of the Bank’s payment option residential mortgage loans have a payment option that could result in interest being added to the principal of the loan, or “negative amortization.” During the quarter ended June 30, 2008, the Bank recognized $17.7 million of interest income when borrowers made payments less than the amount of interest accrued, some of which was subsequently paid. As of June 30, 2008 and March 31, 2008, cumulative net deferred interest, which is included in loans receivable, totaled $152.6 million and $142.0 million, respectively.

The following table summarizes deferred interest activity:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$142,007	$58,695	$93,320	$32,797
Additions	17,684	23,033	77,650	65,468
Sales	—	(3,441)	—	(11,528)
Repayments	(1,979)	(334)	(3,767)	(962)
Payoffs	(5,150)	(5,811)	(14,641)	(13,633)

Balance at end of period	$152,562	$72,142	$152,562	$72,142

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Nine Months Ended June 30,		Three Months Ended June 30, 2008
	2008	2007
Balance at beginning of period	$29,000	$25,000	$84,065

Provision (credit) for loan losses	194,914	(1,777)	121,382

Charge-offs:
Residential mortgage	(26,548)	(1,510)	(14,057)
Home equity	(12,314)	(889)	(5,828)
Single-family/construction to permanent	(730)	(301)	(535)
Commercial	(134)	—	(60)
Automobile	(1,094)	(785)	(399)
Other consumer	(1,268)	(1,155)	(541)

Total charge-offs	(42,088)	(4,640)	(21,420)

Recoveries:
Home equity	242	130	89
Commercial	66	534	9
Automobile	2,094	4,652	552
Other consumer	637	1,101	188

Total recoveries	3,039	6,417	838

Net (charge-offs) recoveries	(39,049)	1,777	(20,582)

Balance at end of period	$184,865	$25,000	$184,865

Provision (credit) for loan losses to average loans (1) (2)	2.19%	(0.02%)	4.10%
Net loan charge-offs (recoveries) to average loans (1) (2)	0.44%	(0.02%)	0.70%
Ending allowance for losses on loans to total loans (2) (3)	1.56%	0.22%	1.56%

(1)	Annualized
(2)	Includes loans held for securitization and/or sale.
(3)	Before deduction of allowance for losses.

Components of Allowance for Losses on Loans by Type

(Dollars in thousands)

	June 30, 2008		September 30, 2007
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of period allocated to:
Residential mortgage	$143,625	69.7%	$11,000	70.1%
Home equity	13,730	12.6	3,400	13.5
Single-family/construction to permanent	12,905	3.6	850	3.9
Other real estate	1,547	3.2	1,373	3.0
Commercial	3,103	8.6	2,827	8.0
Automobile	1,100	1.9	950	1.1
Other Consumer	1,755	0.4	1,500	0.4
Unallocated	7,100	—	7,100	—

Total	$184,865		$29,000

At June 30, 2008, the Bank’s allowances for losses on loans totaled $184.9 million, an increase of $100.8 million from the level at March 31, 2008. The allowance for losses on loans represents management’s estimate of credit losses inherent in the Bank’s loan portfolio as of the balance sheet date. The Bank’s allowance consists of several key elements, which include the allocated allowance, specific allowances for identified potential problem loans, if any, and the unallocated allowance. Management reviews the adequacy of the allowance on loans using a variety of measures and tools including historical loss performance, delinquency status, current economic conditions, internal risk ratings and current underwriting policies and procedures.

The allowance for losses on residential mortgage loans was $143.6 million at June 30, 2008, an increase of $88.2 million from the level at March 31, 2008. Management employs various techniques and makes various assumptions when reviewing the residential mortgage loan portfolio to estimate the amount of inherent losses. These techniques and assumptions include, but are not limited to, the Bank’s historical loss experience on foreclosed real estate, the rate at which delinquent loans become more severely delinquent, changes in regional housing values, and changes in values of collateral securing individual loans. The estimated amount of inherent losses increased in the June quarter as a result of increases in the amount of non-accrual loans and also because of the continued decline in residential housing values. The allowance for losses on loans secured by real estate totaled $171.8 million at June 30, 2008, approximately 40.9% of total non-accrual real estate loans. During the three months ended June 30, 2008, the Bank recorded net charge-offs of $20.3 million on these assets, compared to net charge-offs of $0.6 million during the three months ended June 30, 2007. The allowance for losses on automobile and other consumer loans totaled $2.9 million at June 30, 2008, an increase of $0.1 million from the level at March 31, 2008.

The unallocated allowance for losses totaled $7.1 million at June 30, 2008, unchanged from the level at March 31, 2008. The unallocated allowance is based upon management’s evaluation and judgment of various conditions that are not directly measured in the determination of the allocated portion of the allowance. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting key lending areas of the Bank, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience, regulatory examination results and findings of the Bank’s internal credit evaluations. At June 30, 2008, most of the unallocated allowance related to risks inherent in the mortgage loan portfolio, including, for example, geographic concentration and negative amortization features of certain loans.

Asset and Liability Management. The following table presents the Bank’s interest rate sensitivity gap at June 30, 2008. Balances of interest-earning assets and interest-bearing liabilities are shown in the earlier of the period where contractual payments are due, interest rates adjust or prepayment is anticipated to occur. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for all of the Bank’s loans based on management’s estimates. The Bank’s deposits with no stated maturity, including savings and transaction accounts, have interest rates that may reprice at any time. However, market experience has shown that these deposits adjust to market prices over a much longer period of time. As a result, the Bank considers these deposits to be relatively insensitive to interest rate changes. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
Real estate loans:
Adjustable-rate	$5,910,388	$546,472	$1,557,617	$747,150	1,811	$8,763,438
Fixed-rate	14,174	10,057	30,821	35,172	21,781	112,005
Home equity credit lines and second mortgages	1,248,800	41,146	133,105	91,581	111,496	1,626,128
Commercial	776,130	20,568	85,493	62,018	61,870	1,006,079
Consumer and other	74,202	46,935	98,854	42,394	5,869	268,254
Loans held for securitization and/or sale	72,695	—	—	—	—	72,695
Mortgage-backed securities	338,117	124,808	423,887	8,157	9,715	904,684
Other investments	113,859	—	210,359	—	—	324,218

Total interest-earning assets	8,548,365	789,986	2,540,136	986,472	212,542	13,077,501
Total non-interest earning assets	—	—	—	—	1,818,402	1,818,402

Total assets	$8,548,365	$789,986	$2,540,136	$986,472	$2,030,944	$14,895,903

Deposits:
Fixed maturity deposits	$3,425,951	$304,633	$246,027	$4,567	$—	$3,981,178
NOW, statement and passbook accounts	—	75,721	151,443	151,443	3,377,257	3,755,864
Money market deposit accounts	2,159,109	—	—	—	—	2,159,109
Borrowings:
Capital notes—subordinated	—	—	—	—	175,000	175,000
Other	1,889,096	18,362	62,551	32,342	83,303	2,085,654

Total interest-bearing liabilities	7,474,156	398,716	460,021	188,352	3,635,560	12,156,805
Total non-interest bearing liabilities	—	—	—	—	1,702,137	1,702,137
Minority interest	—	—	—	—	175,515	175,515
Stockholders’ equity	—	—	—	—	861,446	861,446

Total liabilities & stockholders’ equity	$7,474,156	$398,716	$460,021	$188,352	$6,374,658	$14,895,903

Gap	$1,074,209	$391,270	$2,080,115	$798,120	$(3,423,018)
Cumulative gap	$1,074,209	$1,465,479	$3,545,594	$4,343,714	$920,696
Cumulative gap as a percentage of total assets	7.2%	9.8%	23.8%	29.1%	6.2%

The interest sensitivity “gap” shown in the table represents the sum of all interest-earning assets minus all interest-bearing liabilities subject to repricing within the same period. The one-year gap, as a percentage of total assets, was 9.8% at June 30, 2008 compared to 8.1% at March 31, 2008.

Capital. At June 30, 2008, the Bank complied with all of its regulatory capital requirements and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at June 30, 2008, compared to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Regulatory Capital

(Dollars in thousands)

			Minimum		Excess
	Actual		Capital Requirement		Capital
		As a %		As a %		As a %
	Amount	of Assets	Amount	of Assets	Amount	of Assets
Stockholders’ equity per financial statements	$879,071
Minority interest in REIT Subsidiary (1)	144,000

	1,023,071
Adjustments for tangible and core capital:
Intangible assets	(63,462)
Non-includable subsidiaries	(3,423)
Non-qualifying purchased/originated loan servicing rights	(9,267)

Total tangible capital	946,919	6.38%	$222,597	1.50%	$724,322	4.88%

Total core capital (2)	946,919	6.38%	$593,592	4.00%	$353,327	2.38%

Tier 1 risk-based capital (2)	946,919	9.29%	$406,361	4.00%	$540,558	5.29%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	151,176

Total supplementary capital	326,176

Total available capital	1,273,095
Equity investments (3)	(3,148)

Total risk-based capital (2)	$1,269,947	12.47%	$812,722	8.00%	$457,225	4.47%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.
(2)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.
(3)	Includes a property classified as real estate held for sale and an equity investment in a limited liability company which are treated as an equity investments for regulatory capital purposes.

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. The following table sets forth the Bank’s REO at June 30, 2008, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,150	(1)
1991	8,519	(2)
1995	20,401	(2)
2007	2,658
2008	34,647

Total REO	$68,375

(1)	The Bank treats this amount as an equity investment and deducts it from total capital for regulatory capital purposes.
(2)

The Bank received an extension of the holding periods of these properties through August 13, 2008. The Bank filed a request with the OTS on July 24, 2008 to further extend the holding periods of these properties.

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

The Real Estate Trust’s cash flows from operating activities have been historically insufficient to meet all of its cash flow requirements. The Real Estate Trust’s internal source of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, the payment of interest on its indebtedness and the payment of capital improvement costs. The Real Estate Trust funds such shortfalls through a combination of external funding sources, primarily new financings, refinancing of maturing mortgage debt, proceeds from asset sales, dividends and distributions from Saul Centers and Saul Holdings Partnership, and dividends and tax sharing payments from the Bank. The Real Estate Trust receives quarterly distributions from its investment in Saul Holdings Partnership and dividends from its investment in Saul Centers. Historically these amounts have been reinvested in the paying entities and the Real Estate Trust has received additional partnership units and common shares in lieu of cash. However, the Real Estate Trust has, at its own option, elected to receive these distributions and dividends in cash. The availability and amount of distributions and dividends in future periods is dependent upon, among other things, Saul Holdings Partnership and Saul Centers’ operating performance and income. Although cash flows from operating activities, exclusive of Bank dividends and tax sharing payments, have been positive during the two most recent fiscal years, for the foreseeable future, the Real Estate Trust’s ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources. Dividends received from the Bank are a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the Bank’s operating performance and income, and regulatory restrictions on such payments. The Real Estate Trust has not received a dividend payment from the Bank since March 2007.

The Real Estate Trust believes that the long term financial condition and operating results of the Bank should allow the Real Estate Trust to receive dividend payments from the Bank. During the nine-month period ended June 30, 2008, the Bank made tax sharing payments totaling $1.9 million. Dividend and tax sharing payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows. During the quarter ended June 30, 2008 the Real Estate Trust made a $48.0 million equity investment in the Bank. In addition, the other shareholders of the Bank made pro-rata equity investments keeping the overall ownership percentages of the Bank unchanged.

In recent years, the operations of the Real Estate Trust have generated net operating losses while the Bank has reported net income. Historically, the Trust’s consolidation of the Bank’s operations into the Trust’s federal income tax return resulted in the use of the Real Estate Trust’s net operating losses to reduce the federal income taxes the Bank would otherwise owe. If in 2008 or in any future year, the Bank has taxable losses or unused credits, the Real Estate Trust would be obligated to reimburse the Bank the greater of (i) the tax benefit to the group using such tax losses or unused tax credits in the group’s consolidated federal income tax returns or (ii) the amount of the refund which the Bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group. In addition, if the Real Estate Trust has taxable income it will be responsible for its share of any Federal or state tax liability.

As of June 30, 2008 the Real Estate Trust owned approximately 3,848,000 shares of Saul Centers, representing 21.6% of such company’s outstanding common stock. As of June 30, 2008, the market value of the total shares was approximately $181.0 million. The majority of these shares have been pledged as collateral with the Real Estate Trust’s credit line banks. During the nine-month period ended June 30, 2008, the Real Estate Trust received dividends of $7.5 million from Saul Centers.

During the quarter ended June 30, 2008, the Real Estate Trust, through an underwritten public offering, sold 1.5 million shares of Saul Centers common stock, realizing proceeds of approximately $67.0 million. The proceeds from the stock sale were used to pay down the Real Estate Trust’s outstanding revolving credit facilities.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Partnership the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. During the nine-month period ended June 30, 2008, the Real Estate Trust received total cash distributions of $6.2 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s lines of credit banks.

The Real Estate Trust has a $75.0 million secured revolving credit line with an unrelated bank that matures on January 31, 2010, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 150 basis points over the index. At June 30, 2008, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $75.0 million.

The Real Estate Trust has an additional $75.0 million revolving credit line with an unrelated bank that matures on June 30, 2010, with provisions for extending the term for an additional year. This facility is also secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 150 basis points over the index. At June 30, 2008, the Real Estate Trust had $5.0 million in outstanding borrowings and unrestricted availability of $65.0 million. The Real Estate Trust was issued a $6.0 million letter of credit, which was reduced to $5.0 million during the quarter ended June 30, 2008, for the benefit of a mortgage lender as part of one of the mortgage financings completed during the quarter ended June 30, 2006. The letter of credit will continue to be reduced annually based on the amount of capital expended at the subject property. The letter of credit reduces the availability under the revolving credit facility.

The maturity schedule for the Real Estate Trust’s outstanding debt at June 30, 2008 for the balance of fiscal 2008 and subsequent years is set forth in the following table:

Debt Maturity Schedule

(In thousands)

	Mortgage Notes	Notes Payable
Fiscal Year	Payable	Secured	Total
2008 (1)	$1,932	$—	$1,932
2009	17,753	—	17,753
2010	13,378	5,000	18,378
2011	24,078	—	24,078
2012	18,037	—	18,037
Thereafter (2)	535,998	250,000	785,998

Total	$611,176	$255,000	$866,176

(1)	July 1, 2008 - September 30, 2008.
(2)	Includes 100%, $61.5 million, of the Tysons Park Place II construction/permanent loan balance drawn to date.

Of the total mortgage debt outstanding at June 30, 2008, $549.6 million was non-recourse to the Real Estate Trust.

The Real Estate Trust has a $105.0 million construction/permanent loan for its Tysons Park Place II development. The loan will be used to fund the majority of the construction costs for the Tysons Park Place II development. The Real Estate Trust received loan draws of $34.8 million during the nine-month period ended June 30, 2008, bringing the balance outstanding under this loan at June 30, 2008 to $61.5 million.

On April 4, 2008, the Real Estate Trust closed on a $16.0 million mortgage note secured by the Dulles Hampton Inn & Suites. The proceeds from the financing, along with approximately $4.7 million drawn from the revolving credit facilities were used to pay off the properties outstanding $20.3 million construction loan which was used to finance the construction of the hotel.

REAL ESTATE ACQUISITION, DISPOSITION, DEVELOPMENT AND CAPITAL EXPENDITURES

The Real Estate Trust owns various land parcels totaling approximately 450 acres of available land. These parcels offer potential development opportunities for the Real Estate Trust. On January 8, 2007 the construction of the 158 room SpringHill Suites Hotel in Northern Virginia was completed and the hotel commenced operation. On October 18, 2007 the construction of the 170 room Dulles Hampton Inn & Suites in Northern Virginia was completed and the hotel commenced operation. During fiscal 2006, the Real Estate Trust also commenced the development of for-sale residential townhomes and the related infrastructure on land parcels owned in Atlanta, Georgia. The first sales of townhome units closed during the second quarter of fiscal 2007. The Trust is exploring other development scenarios on several other land parcels.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $20.0 to $27.0 million per year for the next several years.

BANKING

Liquidity. The goal of liquidity management is to provide adequate funds to meet changes in loan demand or unexpected deposit withdrawals. The Bank accomplishes this goal by maintaining liquid assets in the form of cash and short-term investments, as well as sufficient unused borrowing capacity with wholesale lenders. Growth in the Bank’s core deposits and principal and interest payments on loans and mortgage-backed securities also provide sources of liquidity. In addition, the Bank’s mortgage loan portfolio can be used as collateral for advances from the Federal Home Loan Bank (“FHLB”) of Atlanta.

At June 30, 2008, the estimated remaining collateral, after market value and other adjustments, of that portion of the Bank’s assets that may be pledged to the FHLB of Atlanta, Federal Reserve Bank of Richmond and various wholesale lenders totaled $5.3 billion, or 35.7% of total assets. The Bank can borrow from the FHLB of Atlanta an aggregate amount of up to 50% of the Bank’s total assets, provided that the Bank has sufficient collateral to pledge against the advances and subject to certain limitations and conditions imposed by the FHLB of Atlanta.

Also at June 30, 2008, the Bank had cash and other deposits totaling $468.8 million, or 3.1% of total assets.

The Bank also accesses a variety of other short-term and long-term liquidity sources, including securitizations and sales of loan receivables, when conditions are favorable. As part of its mortgage banking activities, the Bank sold $455.5 million of single-family residential mortgage loans during the June 2008 quarter. Generally, all long-term, fixed-rate residential mortgage loans originated during the current quarter have been or are in the process of being sold. Adjustable rate mortgage loans are either sold or placed into the Bank’s portfolio.

Management believes that the Bank’s primary sources of funds will be sufficient to meet the Bank’s foreseeable short- and long-term liquidity needs. The mix of funding sources used from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

Loan Originations, Securitizations and Sales – Retained Interests and Servicing Assets. Recent and continuing developments in the broader credit markets and, more specifically, in the mortgage markets have resulted in reduced investor demand and less favorable terms and pricing in the capital markets for securitizations and sales of residential mortgage loans. As a result, the Bank did not securitize any residential mortgage loans in the quarter ended June 30, 2008. The outstanding trust certificate balances related to prior securitizations amounted to $5.7 billion at June 30, 2008.

As part of its loan origination, securitization and sale activities, the Bank generally receives or retains various interests in the loans sold, which may include servicing assets, securities, or interest-only assets, consisting of interest-only certificates and/or interest-only strips receivable. The Bank does not currently retain recourse relating to securitized loans and had no retained recourse at June 30, 2008 related to these transactions. The Bank records these interests as assets on its consolidated financial statements and determines the carrying value of the assets based on the estimated future cash flows expected to be received from the underlying assets. In accordance with the transaction documents, these cash flows are payable to the Bank before the claims of others. Periodically, the Bank obtains independent valuations as confirmation of management’s estimates of its values for interest-only and servicing assets. The Bank’s policy is to limit the aggregate amount of mortgage servicing rights and interest-only assets arising out of the securitization and sale of certain of the Bank’s ARMs to 75% of the Bank’s core capital. At June 30, 2008, those assets totaled 40.1% of the Bank’s core capital. The following tables summarize the carrying value of these assets at June 30, 2008 and March 31, 2008.

	June 30, 2008	March 31, 2008
	(in thousands)
Interest-only certificates	$276,359	$247,358
Interest-only strips receivable	30,877	23,245

Total interest-only assets	307,236	270,603
Servicing assets	153,298	126,446
Reserve accounts	4,287	7,432

Total	$464,821	$404,481

The following tables show the changes in the Bank’s servicing assets and interest-only assets for each of the periods shown:

Mortgage Servicing Assets Activity

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning balance	$126,446	$162,291	$155,680	$167,968	(1)
Additions	4,235	19,732	13,856	49,659
Accretion	3,746	3,958	12,707	12,362
Cash collected	(10,860)	(21,968)	(40,550)	(67,182)
Net fair value adjustment	29,731	452	11,605	1,658

Ending balance/Carrying value	$153,298	$164,465	$153,298	$164,465

(1)	Includes the elimination of valuation allowances amounting to $39,196 as a result of the adoption of SFAS 156 on October 1, 2006.

The carrying value of the Bank’s servicing assets increased during the current quarter as a result of a $29.7 million increase in fair value, which was partially offset by $10.9 million in servicing fees, prepayment penalties and late charges collected. The $29.7 million increase in the fair value of mortgage servicing assets was caused by a decrease in estimated prepayment levels reflecting liquidity issues in the primary mortgage market, which are making it difficult for borrowers to obtain refinancing. In addition, $4.2 million of servicing rights was capitalized related to $421.0 million of mortgage loans sold where the Bank retained the servicing rights. The Bank did not purchase or sell in bulk any servicing rights during the current quarter.

Interest-Only Assets Activity

(In thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Beginning balance	$270,603	$299,516	$314,111	$344,317
Additions	—	38,894	—	100,005
Accretion	7,881	6,965	24,971	22,950
Cash received	(28,807)	(37,214)	(101,054)	(114,845)
Fair value adjustments	57,559	(1,620)	69,208	(45,886)

Ending balance/Carrying value	$307,236	$306,541	$307,236	$306,541

The carrying value of the Bank’s interest-only assets increased by $36.6 million during the current quarter as a result of a $57.6 million increase in the fair value of the interest-only assets and $7.9 million of accretion which were partially offset by $28.8 million in cash received. The $57.6 million increase in the fair value of interest-only assets was caused by lower estimated prepayment levels reflecting liquidity issues in the primary mortgage market.

Key assumptions and the sensitivity of the current fair value of single-family residential retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

(Dollars in thousands)	June 30, 2008	March 31, 2008
Carrying value (1) (fair value)	$311,523	$278,035
Expected weighted-average life (2) (in years)	3.8	2.8
Prepayment Speed assumption (2)(3) (annual rate)
First twelve months	11.9%	18.3%
Next twelve months	11.9%	17.3%
Thereafter	17.9%	21.5%
Impact on fair value of 10% adverse change	$(13,883)	$(17,189)
Impact on fair value of 20% adverse change	$(26,924)	$(32,553)
Residual cash flow discount rate (annual)	12.0%	12.0%
Impact on fair value of 10% adverse change	$(8,441)	$(5,556)
Impact on fair value of 20% adverse change	$(16,776)	$(12,250)

(1)	June 30, 2008 includes interest-only assets of $307,236 and reserve accounts of $4,287. March 31, 2008 includes interest-only assets of $270,603 and reserve accounts of $7,432.
(2)	Expected weighted average life and prepayment speed assumptions are based on the life of the securitization.
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

Commitments and Contingencies. The Bank has obligations under recourse provisions related to the servicing of certain residential mortgage loans. At June 30, 2008 and March 31, 2008, recourse to the Bank under these arrangements totaled $2.7 million and $2.8 million, respectively.

In connection with the prior securitization and sale of certain payment option residential mortgage loans, the Bank is obligated to fund a portion of any “negative amortization” resulting from the borrowers electing their option to make monthly payments that are not sufficient to cover the interest accrued for the payment period. For each dollar of negative amortization funded by the Bank, the balances of certain investment grade mortgage-backed securities received by the Bank as part of the securitization transaction increase accordingly. When the borrowers ultimately make the principal payments, the Bank receives its pro rata portion of those payments in cash, and the balances of those securities held by the Bank are reduced accordingly. During the three months ended June 30, 2008, the Bank funded $5.0 million of negative amortization under these obligations, and received $15.6 million in principal payments representing previously funded negative amortization.

There were no material commitments for capital expenditures at June 30, 2008.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

REAL ESTATE

The Real Estate Trust recorded operating income of $31.1 million in the quarter ended June 30, 2008 (the “2008 quarter”) compared to operating income of $3.6 million in the quarter ended June 30, 2007 (the “2007 quarter”). The results reflect the $30.4 million gain on sale of Saul Centers common stock, higher net earnings in the hotel portfolio and lower general and administrative expenses which were partially offset by increased interest and debt amortization, increased depreciation, reduced income generated from the sale of townhomes, lower other income, reduced earnings from the office and industrial portfolio and lower earnings from Saul Holdings Partnership and Saul Centers. The 2007 quarter also included a $325,000 gain on sale of a land parcel as a result of a condemnation.

Income after direct operating expenses from hotels increased $169,000, or 1.0%, in the 2008 quarter from the level achieved in the 2007 quarter. Total revenue for the 2008 quarter increased $1.8 million, or 4.2% over the 2007 quarter, with room sales increasing $1.1 million, or 3.3%, while food, beverage and other sales increased $684,000 or 7.7%. The average room rate, exclusive of the newly constructed hotel which was placed in service in October 2007 (“Same hotel properties – three month period”), increased 1.5% from $141.32 in the 2007 quarter to $143.40 in the 2008 quarter while occupancy decreased from 79.4% in the 2007 quarter to 77.5% in the 2008 quarter. The newly constructed hotel contributed approximately $1.5 million, or 85% of the increase in overall revenue. Revenue for the same hotel properties increased approximately $300,000, or 0.6%, in the 2008 quarter. Direct operating expenses increased approximately $1.6 million, or 6.6%, reflecting increased operating costs, such as payroll costs, food and beverage costs, property taxes and repairs and maintenance. In addition, operating costs associated with the newly constructed hotel is fully integrated into the 2008 quarterly results.

Income after direct operating expenses from office and industrial properties decreased $184,000, or 2.5%, in the 2008 quarter compared to the 2007 quarter. Total revenue increased $231,000, or 2.0%, in the 2008 quarter, largely due to increased expense recoveries which reflect increased operating expenses. Occupancy levels have increased in the 2008 quarter from 88.1% at June 30, 2007 to 90.1% at June 30, 2008. The majority of the increase in occupancy is due to the re-leasing of an approximately 100,000 square foot, single tenant, building as of June 30, 2008. The prior tenant vacated this space on March 31, 2007. Rental income from this space commenced during the 2008 quarter. The increased base rental income from this space of approximately $244,000 was offset by lower base rental income at other properties within the portfolio, particularly in the Atlanta region. Overall direct operating expenses increased $415,000, or 9.8%, due to higher repairs and maintenance, utility costs, leasing costs and property taxes.

Income from the sale of townhomes, after deducting the cost of sales, totaled $182,000 for the 2008 quarter compared to $426,000 for the 2007 quarter. Five units were sold during the 2008 quarter for a total sales value of $1.7 million. All direct costs and allocated infrastructure and soft costs, totaling $1.5 million, associated with these units were expensed during the 2008 quarter. During the 2007 quarter, nine units were sold for a total sales value of $3.2 million. Direct costs and allocated infrastructure and soft costs associated with the units sold during the 2007 quarter totaled $2.8 million.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, decreased $228,000, or 54.7%, due mainly to lower interest income in the 2008 quarter reflecting decreased cash balances in the quarter. Also included in the 2007 quarter was a $90,000 final payment received for various easements related to a land parcel in Northern Virginia.

Land parcels and other expense decreased $66,000, or 15.9%, in the 2008 quarter when compared to the 2007 quarter reflecting slightly lower expenses associated with the Trust’s portfolio of land holdings.

Interest and amortization of debt expense increased $646,000 in the 2008 quarter when compared to the 2007 quarter. The increase is due to higher mortgage interest and debt amortization of approximately $921,000, reflecting the Real Estate Trust’s refinancing activity during the fiscal year ended September 30, 2007 and reduced capitalized interest of $444,000 which was partially offset by lower line of credit interest of $719,000. The average balance of outstanding borrowings increased to $870.3 million in the 2008 quarter from $833.9 million in the 2007 quarter, reflecting higher mortgage balances which offset lower line of credit balances. The average cost of borrowings increased slightly from 6.87% in the 2007 quarter to 6.98% in the 2008 quarter.

Depreciation expense increased $1.1 million, or 19.6%, reflecting the October 2007 completion of construction of a hotel development, capital improvements in both the hotel and office and industrial portfolios and the write-off of certain other hotel and office and industrial assets which are no longer in service.

Advisory, management and leasing fees paid to related parties increased $176,000, or 4.0%, in the 2008 quarter when compared to the 2007 quarter. The advisory fee in the 2008 quarter increased $55,000 over the 2007 quarter due to a contractual increase in the monthly payments. The remainder of the increase, totaling $121,000, was due mainly to higher hotel management fees reflecting the increase in overall hotel revenue.

General and administrative expense decreased $371,000, or 34.3%, in the 2008 quarter compared to the 2007 quarter. The decrease reflects lower legal and other professional fees and lower predevelopment costs.

Earnings from Saul Holdings Partnership and Saul Centers totaled $2.6 million in the 2008 quarter as compared to $3.1 million in the 2007 quarter, a decrease of $536,000, or 17.2%. The decrease was primarily due to additional preferred dividends paid by Saul Centers as a result of its Series B preferred stock offering in March 2008. The additional preferred dividends offset increases in operating income generated from successful leasing activity as well as the acquisition, development and redevelopment activity of those entities.

During the 2008 quarter the Real Estate Trust, through an underwritten public offering, sold 1.5 million shares of Saul Centers common stock resulting in a gain of $30.4 million.

On June 22, 2007, the Real Estate Trust was notified that its appeal regarding additional proceeds from a February 2006 condemnation of a 3.71 acre land parcel had been approved by the Loudoun County Circuit Court. Additional proceeds of $325,000 were received on July 10, 2007 and the remainder of the gain was recorded in the quarter ended June 30, 2007. The initial proceeds of approximately $708,000 were originally placed in escrow then received by the Real Estate Trust on August 8, 2006. An initial gain of $416,000 was recorded in the quarter ended March 31, 2006.

BANKING

Overview. The Bank recorded operating income of $8.1 million for the three months ended June 30, 2008 (the “2008 quarter”), compared to operating income of $43.1 million for the three months ended June 30, 2007 (the “2007 quarter”). The reduced income during the current quarter reflects a significant increase in the provision for loan losses as a result of deteriorating conditions in the housing market and U.S. economy which was partially offset by an increase in the value of its mortgage servicing rights and interest-only strip assets. Due to continuing adverse market conditions, the Bank did not securitize any residential mortgage loans in the 2008 quarter. However, during the 2008 quarter, the Bank sold $455.5 million of residential mortgage loans and recognized gains of $4.2 million. During the 2007 quarter, the Bank securitized and/or sold $1.2 billion of loans and recognized gains of $20.5 million.

Net Interest Income. Net interest income, before the provision for loan losses, decreased $3.9 million (or 3.5%) in the 2008 quarter. The Bank did not record any interest income on non-accrual loans during the 2008 quarter. The Bank would have recorded interest income of $6.9 million during the 2008 quarter if non-accrual assets had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Three Months Ended June 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)(2)	$11,842,182	$158,369	5.35%	$11,234,480	$187,645	6.68%
Mortgage-backed securities	931,042	10,516	4.52	1,196,490	14,298	4.78
Federal funds sold and securities purchased under agreements to resell	34,231	178	2.08	45,659	607	5.32
Trading securities	7,280	103	5.66	11,097	157	5.66
Investment securities	210,363	2,458	4.67	212,263	2,248	4.24
Other interest-earning assets	174,565	1,881	4.31	170,558	2,827	6.63

Total	13,199,663	173,505	5.26	12,870,547	207,782	6.46

Noninterest-earning assets:
Cash	343,189			374,894
Real estate held for investment or sale	60,182			38,947
Property and equipment, net	683,135			616,082
Automobiles subject to lease, net	914			15,807
Goodwill and other intangible assets, net	45,188			43,423
Other assets	628,029			718,904

Total assets	$14,960,300			$14,678,604

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,383,824	1,039	0.17	$2,368,444	1,695	0.29
Savings deposits	1,284,812	2,833	0.88	960,405	1,543	0.64
Time deposits	4,109,132	38,907	3.79	3,846,965	45,764	4.76
Money market deposits	2,179,614	7,296	1.34	2,433,847	16,326	2.68

Total deposits	9,957,382	50,075	2.01	9,609,661	65,328	2.72
Borrowings	2,370,747	15,907	2.68	2,449,800	30,999	5.06

Total liabilities	12,328,129	65,982	2.14	12,059,461	96,327	3.20

Noninterest-bearing items:
Noninterest-bearing deposits	1,431,539			1,385,004
Other liabilities	209,702			274,276
Minority interest	175,505			175,391
Stockholders’ equity	815,425			784,472

Total liabilities and stockholders’ equity	$14,960,300			$14,678,604

Net interest income		$107,523			$111,455

Net interest spread (3)			3.12%			3.26%

Net yield on interest-earning assets (4)			3.26%			3.46%

Interest-earning assets to interest-bearing liabilities			107.07%			106.73%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Average balances include non-accrual loans.
(3)	Equals the weighted average yield on total interest-earning assets minus the weighted average rate on total interest-bearing liabilities.
(4)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007 Increase (Decrease) Due to Change in
	Volume (1)	Rate (1)	Total Change
Interest income:
Loans (2)	$57,620	$(86,896)	$(29,276)
Mortgage-backed securities	(3,033)	(749)	(3,782)
Securities purchased under agreements to resell	(125)	(304)	(429)
Trading securities	(54)	—	(54)
Investment securities	(131)	341	210
Other interest-earning assets	438	(1,384)	(946)

Total interest income	54,715	(88,992)	(34,277)

Interest expense:
Deposit accounts	14,741	(29,994)	(15,253)
Borrowings	(970)	(14,122)	(15,092)

Total interest expense	13,771	(44,116)	(30,345)

Increase (decrease) in net interest income	$40,944	$(44,876)	$(3,932)

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in the 2008 quarter decreased $34.3 million (or 16.5%) from the 2007 quarter primarily as a result of lower average yields on loans receivable which was partially offset by higher average balances on those loans. A decrease in interest income on mortgage-backed securities caused primarily by lower average balances also contributed to the decrease in interest income.

The Bank’s net interest spread decreased to 3.12% in the 2008 quarter from 3.26% in the 2007 quarter. The ratio of average interest-earning assets to average interest-bearing liabilities increased slightly to 107.1% for the 2008 quarter, from 106.7% in the 2007 quarter.

Interest income on loans, the largest category of interest-earning assets, decreased to $158.4 million for the 2008 quarter from $187.6 million for the 2007 quarter, a decrease of 15.6%, due to lower average yields on loan balances. The average yield on the loan portfolio decreased to 5.35% for the 2008 quarter from 6.68% for the 2007 quarter. Interest income on residential mortgage loans decreased $13.4 million primarily due a 98 basis point reduction in the average rate earned on those loans (to 5.31% from 6.29%). Lower average balances of and average yields on home equity loans resulted in a $9.4 million (or 32.1%) decrease in interest income on those loans.

Interest income on mortgage-backed securities decreased $3.8 million (or 26.5%) primarily due to a $265.4 million decrease in average balances, coupled with a decrease in the average yields on those securities to 4.52% from 4.78%.

Interest expense on deposits decreased $15.3 million (or 23.3%) during the 2008 quarter. The decrease resulted primarily from a 71 basis point decrease in the average rate on deposits (to 2.01% from 2.72%) due to decreased rates paid by the Bank in response to lower market interest rates. A $347.7 million increase in average deposit balances partially offset the decrease in interest expense.

Interest expense on borrowings decreased $15.1 million (or 48.7%) in the 2008 quarter compared to the 2007 quarter. Interest expense on advances from the FHLB of Atlanta decreased $9.3 million (or 45.4%) due primarily to lower average rates paid on the advances. Interest expense on other borrowings decreased $3.8 million (or 74.0%) due to lower average rates paid on those borrowings.

Provision for Loan Losses. During the 2008 quarter, the Bank recorded a provision for loan losses of $121.4 million, compared to a credit for loan losses of $0.8 million in the 2007 quarter. The provision reflects increased non-accrual loans and losses in the Bank’s portfolio of residential real estate loans. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income increased to $140.7 million in the 2008 quarter from $103.5 million in the 2007 quarter. The $37.2 million (or 35.9%) increase was primarily attributable to increases in servicing, securitization and mortgage banking income, deposit servicing fees and asset management fees.

Servicing, securitization and mortgage banking income increased to $79.4 million in the 2008 quarter, from $46.6 million in the 2007 quarter, a 70.6% increase. The Bank recorded a fair value write-up on its interest-only assets totaling $57.6 million in the 2008 quarter compared to a fair value write-down of $1.6 million in the 2007 quarter. The fair value write-up reflects lower estimated prepayment levels caused by liquidity issues in the primary mortgage market. Due to continuing adverse market conditions, the Bank did not securitize and sell any residential mortgage loans in the quarter ended June 30, 2008. However, during the 2008 quarter, the Bank sold $455.5 million of loans and recognized gains of $4.2 million. During the 2007 quarter, the Bank securitized and/or sold $1.2 billion of loans and recognized gains of $20.5 million.

Deposit servicing fees increased $4.8 million (or 12.2%) during the 2008 quarter primarily due to increased fees generated from the Bank’s branch and ATM network.

Operating Expenses. Operating expenses during the 2008 quarter decreased $53.9 million (or 31.2%) from the 2007 quarter. The decrease was largely due to decreases in servicing assets adjustments and other loan expenses and in salaries and employee benefits and was partially offset by an increase in property and equipment expenses.

Salaries and employee benefits decreased $12.4 million (or 14.2%) in the 2008 quarter primarily due to staffing reductions made in the first half of fiscal 2008.

Servicing assets adjustments and other loan expenses decreased $42.0 million in the 2008 quarter primarily due to the net fair value write-up on mortgage servicing rights in the 2008 quarter. The fair value write-up reflects lower estimated prepayment levels caused by liquidity issues in the primary mortgage market.

Property and equipment expense increased $1.2 million (or 6.9%) during the 2008 quarter primarily due to increased rent expense related to the retail branch network.

NINE MONTHS ENDED JUNE 30, 2008 COMPARED TO NINE MONTHS ENDED JUNE 30, 2007

REAL ESTATE

The Real Estate Trust recorded operating income of $27.5 million in the nine months ended June 30, 2008 (the “2008 period”) compared to operating income of $2.7 million in the nine months ended June 30, 2007 (the “2007 period”). The results reflect the $30.4 million gain on sale of Saul Centers common stock, higher net earnings in the hotel portfolio and lower general and administrative expenses which were partially offset by increased interest and debt amortization, increased depreciation, reduced income generated from the sale of townhomes, increased advisory, management and leasing fees and lower other income. The 2008 period results also reflect a $2.7 million gain due to the redemption of an equity investment. The 2007 period results reflect $1.5 million of gains on sales of land parcels as a result of condemnation proceedings.

Income after direct operating expenses from hotels increased $375,000, or 0.9%, in the 2008 period from the level achieved in the 2007 period. Total revenue for the 2008 period increased $5.4 million, or 4.9% over the 2007 period, with room sales increasing $3.7 million, or 4.3%, while food, beverage and other sales increased $1.7 million or 7.1%. The average room rate, exclusive of the newly constructed hotels which were placed in service in January 2007 and October 2007 (“Same hotel properties – nine month period”), increased 2.9% from $138.68 in the 2007 period to $142.69 in the 2008 period while occupancy decreased from 72.1% in the 2007 period to 68.6% in the 2008 period. The newly constructed hotels contributed $5.5 million, to the increase in overall revenue. Same hotel properties revenues decreased approximately $122,000, or 0.1%. Direct operating expenses increased approximately $5.0 million, or 7.4%, reflecting increased operating costs, such as payroll costs, food and beverage costs, property taxes and repairs and maintenance. In addition, operating costs associated with the newly constructed hotels, are fully integrated into the results for the 2008 period.

Income after direct operating expenses from office and industrial properties decreased $50,000, or 0.2%, in the 2008 period compared to the 2007 period. Total revenue increased $3.5 million, or 10.9%, in the 2008 period. The property purchased on March 29, 2007 contributed $3.7 million to the revenue increase in the 2008 period. Occupancy levels have increased in the 2008 period from 88.1% at June 30, 2007 to 90.1% at June 30, 2008. The majority of the increase in occupancy is due to the re-leasing of an approximately 100,000 square foot, single tenant, building as of June 30, 2008. The prior tenant vacated this space on March 31, 2007. Rental income from this space commenced during the quarter ended June 30, 2008. The approximate $200,000 remaining decrease in total revenue for the office properties was caused by this vacancy which was partially offset by revenue increases at other office and industrial properties. Overall direct operating expenses increased $3.5 million, or 32.6%, due to higher repairs and maintenance, utility costs, ground rent and property taxes. Direct operating expenses for the same office properties increased $1.2 million, or 12.2%, due to higher repairs and maintenance, utility costs and property taxes.

Income from the sale of townhomes, after deducting the cost of sales, totaled $597,000 for the 2008 period compared to $1.3 million for the 2007 period. Fifteen units were sold during the 2008 period for a total sales value of $5.1 million. All direct costs and allocated infrastructure and soft costs, totaling approximately $4.5 million, associated with these units were expensed during the 2008 period. During the 2007 period, twenty-two units were sold for a total sales value of $7.8 million. Direct costs and allocated infrastructure and soft costs associated with the units sold during the 2007 period totaled $6.5 million.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, decreased $795,000, or 58.7%, due to lower interest income in the 2008 period reflecting decreased cash balances in the quarter. Also included in the 2007 period was a $90,000 final payment received for various easements related to a land parcel in Northern Virginia.

Land parcels and other expense decreased $162,000, or 15.1%, in the 2008 period when compared to the 2007 period reflecting slightly lower expenses associated with the Trust’s portfolio of land holdings.

Interest and amortization of debt expense increased $3.2 million in the 2008 period when compared to the 2007 period. The increase is due to higher mortgage interest and debt amortization of approximately $2.9 million, reflecting the Real Estate Trust’s refinancing activity during the fiscal year ended September 30, 2007 and reduced capitalized interest of $978,000 which was partially offset by lower line of credit interest of $521,000 and lower unsecured note interest of $200,000. The average balance of outstanding borrowings increased to $861.0 million in the 2008 period from $781.7 million in the 2007 period, reflecting higher mortgage balances which offset lower line of credit and unsecured note balances. The average cost of borrowings remained constant at 7.02% in both periods.

Depreciation expense increased $2.4 million, or 14.3%, reflecting the March 29, 2007 office acquisition, the January and October 2007 completion of construction of the two hotel developments, other capital improvements in both the hotel and office and industrial portfolios and the write-off of certain other hotel and office and industrial assets which are no longer in service.

Advisory, management and leasing fees paid to related parties increased $653,000, or 5.2%, in the 2008 period when compared to the 2007 period. The advisory fee in the 2008 period increased $203,000 over the 2007 period due to a contractual increase in the monthly payments. The remainder of the increase, totaling $450,000, was due mainly to higher hotel and office management fees reflecting the increase in overall hotel and office revenue.

General and administrative expense decreased $430,000, or 14.6%, in the 2008 period compared to the 2007 period due to lower legal and other professional fees.

Earnings from Saul Holdings Partnership and Saul Centers totaled $9.2 million in both the 2008 and 2007 periods. Increases in operating income generated from successful leasing activity as well as the acquisition, development and redevelopment activity of those entities was offset by additional preferred dividends paid by Saul Centers as a result of its Series B preferred stock offering in March 2008.

During the quarter ended June 30, 2008, the Real Estate Trust, through an underwritten public offering, sold 1.5 million shares of Saul Centers common stock resulting in a gain of $30.4 million.

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

On June 22, 2007, the Real Estate Trust was notified that its appeal regarding additional proceeds from a February 2006 condemnation of a 3.71 acre land parcel had been approved by the Loudoun County Circuit Court. Additional proceeds of $325,000 were received on July 10, 2007 and the remainder of the gain was recorded in the quarter ended June 30, 2007. The initial proceeds of approximately $708,000 were originally placed in escrow then received by the Real Estate Trust on August 8, 2006. An initial gain of $416,000 was recorded in the quarter ended March 31, 2006.

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

BANKING

Overview. The Bank recorded operating income of $9.4 million for the nine months ended June 30, 2008 (the “2008 period”), compared to operating income of $71.8 million for the nine months ended June 30, 2007 (the “2007 period”). The decline in net income was caused primarily by a significant increase in the provision for loan losses. The increased provision was partially offset by an increase in servicing, securitization and mortgage banking income, decreases in salaries and employee benefit expenses and servicing asset adjustments and other loan expenses. Due to continuing adverse market conditions, the Bank did not securitize and sell any residential mortgage loans in the period ended June 30, 2008. However, during the 2008 period, the Bank sold $1.4 billion of residential mortgage loans and recognized gains of $7.5 million. During the 2007 period, the Bank securitized and/or sold $3.2 billion of loans and recognized gains of $57.4 million.

Net Interest Income. Net interest income, before the provision for loan losses, increased $6.9 million (or 2.1%) in the 2008 period. The Bank recorded $1.2 million of interest income on non-accrual loans during the 2008 period. The Bank would have recorded additional interest income of $14.8 million during the 2008 period if non-accrual assets had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Nine Months Ended June 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balances	Interest	Rate	Balances	Interest	Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)(2)	$11,876,909	$535,521	6.01%	$11,027,381	$549,660	6.65%
Mortgage-backed securities	991,949	34,702	4.66	1,233,327	44,080	4.77
Federal funds sold and securities purchased under agreements to resell	37,573	958	3.40	67,033	2,709	5.39
Trading securities	12,659	548	5.77	7,261	314	5.77
Investment securities	210,364	7,428	4.71	208,102	6,482	4.15
Other interest-earning assets	194,317	7,635	5.24	172,459	8,614	6.66

Total	13,323,771	586,792	5.87	12,715,563	611,859	6.42

Noninterest-earning assets:
Cash	357,031			379,906
Real estate held for investment or sale	55,481			37,918
Property and equipment, net	671,112			614,782
Automobiles subject to lease, net	2,984			30,510
Goodwill and other intangible assets, net	45,288			41,275
Other assets	652,823			756,124

Total assets	$15,108,490			$14,576,078

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,306,340	3,850	0.22	$2,320,567	4,878	0.28
Savings deposits	1,185,637	9,292	1.04	930,553	3,628	0.52
Time deposits	4,136,075	133,694	4.31	3,721,161	131,240	4.70
Money market deposits	2,159,213	29,556	1.83	2,419,742	48,883	2.69

Total deposits	9,787,265	176,392	2.40	9,392,023	188,629	2.68
Borrowings	2,703,140	76,061	3.75	2,586,694	95,837	4.94

Total liabilities	12,490,405	252,453	2.69	11,978,717	284,466	3.17

Noninterest-bearing items:
Noninterest-bearing deposits	1,397,570			1,383,094
Other liabilities	234,252			256,149
Minority interest	175,495			175,391
Stockholders’ equity	810,768			782,727

Total liabilities and stockholders’ equity	$15,108,490			$14,576,078

Net interest income		$334,339			$327,393

Net interest spread (3)			3.18%			3.25%

Net yield on interest-earning assets (4)			3.35%			3.43%

Interest-earning assets to interest-bearing liabilities			106.67%			106.15%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Condensed Consolidated Statements of Operations; however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.
(2)	Average balances include non-accrual loans.
(3)	Equals the weighted average yield on total interest-earning assets minus the weighted average rate on total interest-bearing liabilities.
(4)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(Dollars in thousands)

	Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007 Increase (Decrease) Due to Change in
	Volume (1)	Rate (1)	Total Change
Interest income:
Loans (2)	$56,159	(70,298)	$(14,139)
Mortgage-backed securities	(8,462)	(916)	(9,378)
Securities purchased under agreements to resell	(952)	(799)	(1,751)
Trading securities	234	—	234
Investment securities	71	875	946
Other interest-earning assets	1,462	(2,441)	(979)

Total interest income	48,512	(73,579)	(25,067)

Interest expense:
Deposit accounts	11,454	(23,691)	(12,237)
Borrowings	6,574	(26,350)	(19,776)

Total interest expense	18,028	(50,041)	(32,013)

Increase in net interest income	$30,484	$(23,538)	$6,946

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.
(2)	Includes loans held for sale and/or securitization.

Interest income in the 2008 period decreased $25.1 million (or 4.1%) from the 2007 period, primarily as a result of lower average yields on loans receivable. A decrease in interest income on mortgage-backed securities caused primarily by lower average balances, contributed to the decreased income.

The Bank’s net interest spread decreased slightly to 3.18% in the 2008 period from 3.25% in the 2007 period. The ratio of average interest-earning assets to average interest-bearing liabilities increased slightly to 106.7% for the 2008 period, from 106.2% for the 2007 period.

Interest income on loans, the largest category of interest-earning assets, decreased to $535.5 million for the 2008 period from $549.7 million for the 2007 period, a decrease of 2.6%, due to lower average yields. The average yield on the loan portfolio decreased to 6.01% for the 2008 period from 6.65% for the 2007 period. Interest income on residential mortgage loans increased $9.4 million primarily due a $676.7 million increase in average balances. Lower average balances of and average yields on home equity loans resulted in a $17.6 million (or 19.5%) decrease in interest income on those loans.

Interest income on mortgage-backed securities decreased $9.4 million (or 21.3%) primarily due to a $241.4 million decrease in average balances, coupled with a slight decrease in the average yields on those securities to 4.66% from 4.77%.

Interest expense on deposits decreased $12.2 million (or 6.5%) during the 2008 period. The decrease resulted primarily from a 28 basis point decrease in the average rate on deposits (to 2.40% from 2.68%) due to decreased rates paid by the Bank in response to lower market interest rates partially offset by a $395.2 million increase in average deposit balances.

Interest expense on borrowings decreased $19.8 million (or 20.6%) in the 2008 period compared to the 2007 period. Interest expense on advances from the FHLB of Atlanta decreased $10.2 million (or 15.3%) due primarily to lower average rates paid on the advances which were partially offset by higher average balances. Interest expense on other borrowings decreased $6.6 million (or 44.8%) due to lower average rates paid on those borrowings.

Provision for Loan Losses. During the 2008 period, the Bank recorded a provision for loan losses of $194.9 million, compared to a credit for loan losses of $1.8 million in the 2007 period. The provision reflects increased delinquencies and losses in the Bank’s portfolio of residential real estate loans. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income increased to $333.6 million in the 2008 period from $262.1 million in the 2007 period. The $71.5 million (or 27.3%) increase was primarily attributable to increases in servicing, securitization and mortgage banking income, deposit servicing fees and asset management fees and other non-interest income.

Servicing, securitization and mortgage banking income increased to $138.7 million in the 2008 period, from $95.4 million in the 2007 period, a 45.5% increase. The Bank recorded a fair value write-up on its interest-only assets totaling $69.2 million in the 2008 period compared to a fair value write-down of $45.9 million in the 2007 period. The $69.2 million write-up in fair value reflects lower estimated prepayment levels due to liquidity issues in the primary mortgage market. Due to continuing adverse market conditions, the Bank did not securitize and sell any residential mortgage loans in the period ended June 30, 2008. However, during the 2008 period, the Bank sold $1.4 billion of loans and recognized gains of $7.5 million. During the 2007 period, the Bank securitized and/or sold $3.2 billion of loans and recognized gains of $57.4 million.

Other income increased to $31.9 million in the 2008 period from $25.0 million in the prior corresponding period, a 27.8% increase. The increase resulted primarily from a gain of $14.0 million on the partial redemption of the Bank’s stock in VISA following VISA’s initial public offering during 2008, which was partially offset by a $6.4 million decrease in automobile rental income as a result of the Bank’s prior decision to discontinue automobile leases.

Deposit servicing fees increased $16.1 million (or 14.1%) during the 2008 period primarily due to increased fees generated from the Bank’s branch and ATM network.

Operating Expenses. Operating expenses during the 2008 period decreased $55.8 million (or 10.7%) from the 2007 period. The decrease was largely due to decreases in salaries and employee benefits and in servicing assets adjustments and other loan expenses which were partially offset by increases in property and equipment expenses.

Salaries and employee benefits decreased $14.0 million (or 5.4%) in the 2008 period due primarily to staff reductions. During the period, the Bank recorded $8.6 million of severance expense related to those staffing reductions.

Servicing assets adjustments and other loan expenses decreased $48.8 million (or 67.4%) in the 2008 period primarily due to lower actual and projected prepayment speeds on mortgage loans serviced for others.

Property and equipment expense increased $7.2 million (or 14.7%) during the 2008 period primarily due to increased rent expense related to the retail branch network.

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

The Trust carried out an evaluation, under the supervision and with the participation of the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures as of June 30, 2008. Based on the foregoing, the Company’s Chairman and its Vice President and Chief Financial Officer concluded that the Trust’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2008.

During the three months ended June 30, 2008 there were no changes in the Trust’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

As of the quarter ended June 30, 2008, there were no additional material risks and no material changes to the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K are set forth below.

EXHIBITS

EXHIBITS		DESCRIPTION
3.		ORGANIZATIONAL DOCUMENTS

	(a)	Second Amended and Restated Declaration of Trust filed with the Maryland State Department of Assessments and Taxation on May 23, 2002 as Exhibit 3(a) to Registration Statement 333-70753 is hereby incorporated by reference.

	(b)	Second Amended and Restated By-Laws of the Trust dated as of May 23, 2002 as Exhibit 3(b) to Registration Statement 333-70753 is hereby incorporated by reference.

4.		INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

	(a)	Indenture, dated as of February 25, 2004, by and between the Trust and Wells Fargo Bank, National Association, as Trustee, with respect to the Trust’s 7 1 /2% Senior Secured Notes due 2014 and 7 1/2% Series B Senior Secured Notes due 2014, including Form of Note, as filed as Exhibit 4 (a) to Registration Statement 333-113640 is hereby incorporated by reference.

10.		MATERIAL CONTRACTS

	(a)	Amended and Restated Advisory Contract dated as of October 1, 2005 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, LLC, filed as Exhibit 10(a) to Trust’s September 30 2005 Form 8-K is hereby incorporated by reference.

	(b)	Amendment No. 1 to Amended and Restated Advisory Contract, made as of April 3, 2006, by and among the Trust and B.F. Saul Company, as filed as Exhibit 10(a) to the Trust’s April 3, 2006 Form 8-K is hereby incorporated by reference.

	(c)	Amendment No. 2 to Amended and Restated Advisory Contract, made as of January 18, 2007 by and among the Trust and B. F. Saul Company, as filed as Exhibit 10(o) to the Trust’s December 31, 2006 Form 10-Q is hereby incorporated by reference.

	(d)	Amendment No. 3 to Amended and Restated Advisory Contract, made as of January 17, 2008 by and among the Trust and B. F. Saul Company, as filed as Exhibit 10(q) to the Trust’s December 31, 2007 Form 10-Q and is hereby incorporated by reference.

	(e)	Form of Commercial Asset Management and Leasing Agreement between the Trust and B.F. Saul Property Company filed as Exhibit 10(c) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

	(f)	Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

	(g)	First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File No. 1- 7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

	(h)	Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Bank, F.S.B. and certain real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.

	(i)	Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

(j)	Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(k)	First Amendment to Registration Rights and Lock-Up Agreement dated September 29, 1999 by and among Saul Centers, Inc., the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, Franklin Property Company and Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(l)	Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company, Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.

(m)	Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., B.F. Saul Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended March 31, 2000 is hereby incorporated by reference.

(n)	Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

(o)	Development Agreement dated as of October 1, 2005 between the Trust and B.F. Saul Property Company, as filed as Exhibit 10(o) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

31.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

SIGNATURES,

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. F. SAUL REAL ESTATE INVESTMENT TRUST
(Registrant)

Date: August 13, 2008	Stephen R. Halpin, Jr.
Stephen R. Halpin, Jr.
Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 13, 2008	Kenneth D. Shoop
Kenneth D. Shoop
Vice President, Chief Accounting Officer and Treasurer (Principal Accounting Officer)