Form 10-K
period 2008-09-30
SAUL B F REAL ESTATE INVESTMENT TRUST
filed 2008-12-29
CIK 86902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

There were no Common Shares of Beneficial Interest held by non-affiliates of the registrant as of March 31, 2008.

The number of Common Shares of Beneficial Interest, $1 Par Value, outstanding as of December 29, 2008 was 4,807,510.

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

The principal business activities of the Trust are the ownership of 80% of the outstanding common stock of Chevy Chase Bank, F.S.B. (“Chevy Chase” or the “Bank”), whose assets accounted for 95% of the Trust’s consolidated assets at September 30, 2008, and the ownership and development of income-producing properties. By virtue of its ownership of a majority interest in Chevy Chase, the Trust is a savings and loan holding company and subject to regulation, examination and supervision by the Office of Thrift Supervision, also know as “OTS.” See “Banking—Holding Company Regulation.”

The Trust recorded a net loss of $20.4 million in the fiscal year ended September 30, 2008, compared to net income of $34.6 million in the fiscal year ended September 30, 2007.

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

BANKING

General

Chevy Chase Bank, F.S.B., referred to in this Annual Report on Form 10-K as “Chevy Chase” or the “Bank,” is a federally chartered and federally insured stock savings bank which at September 30, 2008 was conducting business from 273 full-service branch offices and more than 1,000 automated teller machines in Maryland, Delaware, Virginia and the District of Columbia. The Bank’s home office is in McLean, Virginia and its executive offices are in Bethesda, Maryland, both suburban communities of Washington, DC. The Bank, either directly or through a wholly owned subsidiary, also maintains two commercial loan production offices located in Baltimore, Maryland and Northern Virginia and nine mortgage loan production offices in the mid-Atlantic region. At September 30, 2008, the Bank had total assets of $15.5 billion, total deposits of $11.4 billion and total stockholders’ equity of $832.5 million. Based on total assets at September 30, 2008, Chevy Chase is the largest full-service bank headquartered in the Washington, DC metropolitan area.

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

The Bank continues to capitalize on its status as the largest full-service bank headquartered in the Washington, DC metropolitan area. Accordingly, the Bank continues to build its branch and alternative delivery systems to offer a broad range of consumer products, including mortgage loans, home equity loans and lines of credit and other consumer loans. In addition, the Bank continues to emphasize its commercial banking program, with a focus on businesses operating in the Washington, DC and Baltimore, Maryland metropolitan areas. The Bank also continues to further develop the fee-based services it provides to customers, including securities brokerage, trust, asset management and insurance products offered through its subsidiaries.

Chevy Chase recorded an operating loss of $29.7 million for the year ended September 30, 2008, compared to operating income of $110.8 million for the year ended September 30, 2007. At September 30, 2008, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.96%, 5.96%, 8.77% and 11.67%, respectively. Those ratios exceeded the standards established for “well-capitalized” institutions under the prompt corrective action regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, also known as “FDICIA.”

Chevy Chase is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (the “OTS”) and, to a lesser extent, by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s deposit accounts are insured by the FDIC to at least $100,000 per insured depositor, although this amount has been temporarily increased to at least $250,000 per depositor through December 31, 2009.

Recent Developments

Sale of Bank. On December 4, 2008, Capital One Financial Corporation (“Capital One”), B.F. Saul Real Estate Investment Trust (the “Trust”), Derwood Investment Corporation (“Derwood”) and the B.F. Saul Company Employees’ Profit Sharing and Retirement Trust (the “Plan” and, together with the Trust and Derwood, the “Shareholders”) announced they had signed a Stock Purchase Agreement, dated as of December 3, 2008 (the “Purchase Agreement”), pursuant to which the Shareholders agreed to sell all of the outstanding shares (the “Shares”) of common stock of the Bank to Capital One, less certain excluded assets. The excluded assets will be distributed (the “Excluded Assets Distribution”) to the Shareholders on or prior to the closing of the transactions contemplated by the Purchase Agreement (the “Closing”). The Purchase Agreement contemplates that the Bank’s 8% Noncumulative Perpetual Preferred Stock, Series C and the Bank’s 6 7/8% Debentures due 2013 issued by the Bank pursuant to an Indenture, dated December 2, 2003, by and between the Bank and Wells Fargo Bank Minnesota, N.A. will remain outstanding through the Closing.

In consideration for the Shares, Capital One has agreed to pay to the Shareholders $445 million in cash and issue to them an aggregate of approximately 2.56 million shares of Capital One common stock, valued at $75 million based on the closing price of Capital One common stock as of December 2, 2008. In addition, subject to certain performance contingencies relating to the Bank’s option ARM portfolio, Capital One also agreed to pay additional consideration to the Shareholders.

The Purchase Agreement, which has been approved by the Boards of Directors of Capital One and Derwood, the Board of Trustees of The Trust and the Trustees of the Plan, contains customary representations and warranties and indemnification provisions. The Closing and the Excluded Assets Distribution are subject to customary conditions, including obtaining necessary regulatory approvals. The Closing is expected to occur in the first calendar quarter of 2009.

Market Conditions. Deteriorating conditions in the housing market and the general economy contributed to increases in the Bank’s levels of delinquent and non-performing assets, charge-offs and the allowance for possible credit losses. During the year ended September 30, 2008, non-performing assets increased $486.8 million to $622.3 million from September 30, 2007. As a result, management increased the allowance for possible credit losses by $249.9 million to $278.9 million. To the extent current adverse housing market and general economic conditions continue or worsen, the Bank’s level of problem assets and credit losses is likely to increase.

In prior periods, the Bank securitized and sold a portion of the loans it originated. Since July 2007, as a result of a weak secondary market for mortgage loans, the Bank has been retaining in its own portfolio most of the adjustable rate loans it originates, while continuing to originate and sell in the secondary market all fixed and some adjustable rate loans.

Management has taken a series of steps in response to these difficult market conditions, including efforts to reduce the Bank’s volume of loan originations, particularly by eliminating the use of third-party or correspondent distribution channels to originate residential mortgage loans and by tightening its loan underwriting guidelines. In addition, the Bank stopped originating payment option mortgage loans and residential construction to permanent loans in April 2008. The Bank also has reduced staffing levels to reflect lower loan production.

The Bank also has significantly increased its loan loss reserves in recent periods and received a $60 million cash capital contribution from its common stockholders in June 2008.

Based on a review of customer preferences, the Bank did not exercise its option to extend its 10-year supermarket branch agreement with Giant Food, and began closing its 54 supermarket branches in August 2008, resulting in additional cost savings. Because in most cases the Bank already has a traditional branch within two miles of a supermarket branch and offers a variety of self-service banking channels, such as online and telephone banking, management expects to be able to continue to serve the needs of the vast majority of supermarket branch depositors following closure of the remaining supermarket branches. As of November 30, 2008, 42 supermarket branches have been closed.

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

The following tables set forth, at and for the periods indicated, certain information regarding the properties in the Real Estate Trust’s investment portfolio at September 30, 2008.

Hotels

			Average Occupancy (2)			Average Room Rate
			Year Ended September 30,			Year Ended September 30,
Location	Name	Rooms (1)	2008	2007	2006	2008	2007	2006
FLORIDA
Boca Raton	Boca Raton SpringHill Suites	146	60%	68%	72%	$95.14	$95.50	$102.43
Boca Raton	Boca Raton TownePlace Suites	91	65%	69%	71%	$93.98	$96.80	$106.32
Ft. Lauderdale	Ft. Lauderdale TownePlace Suites	95	59%	63%	72%	$100.14	$109.99	$99.99
MARYLAND
Gaithersburg	Gaithersburg Holiday Inn	301	54%	63%	68%	$96.77	$92.73	$91.71
Gaithersburg	Gaithersburg TownePlace Suites	91	87%	79%	68%	$94.43	$94.51	$101.36
MICHIGAN
Auburn Hills	Crowne Plaza Auburn Hills	190	58%	67%	67%	$101.79	$99.43	$98.92
VIRGINIA
Arlington	National Airport Crowne Plaza	308	73%	68%	67%	$165.00	$159.76	$156.17
Arlington	National Airport Holiday Inn	280	76%	73%	70%	$136.30	$131.03	$130.51
Herndon	Herndon Holiday Inn Express	115	73%	80%	79%	$125.97	$120.31	$113.91
McLean	Tysons Corner Courtyard	229	73%	77%	77%	$165.20	$163.09	$162.32
McLean	Crowne Plaza Tysons Corner	316	65%	65%	68%	$142.31	$145.76	$140.33
Sterling	Best Western Dulles (3)	122	63%	78%	78%	$95.83	$117.63	$117.55
Sterling	Dulles Airport Holiday Inn	297	75%	77%	73%	$102.52	$108.34	$122.94
Sterling	Dulles Airport TownePlace Suites	95	66%	68%	67%	$102.04	$107.09	$119.97
Sterling	Cascades Marketplace Hampton Inn	152	69%	80%	73%	$118.56	$111.21	$114.74
Sterling	Dulles South Hampton Inn	137	71%	77%	68%	$122.56	$114.80	$109.87
Sterling	SpringHill Suites Dulles (4)	158	67%	57%	—	$128.38	$128.50	—
Sterling	Hampton North Suites (5)	170	57%	—	—	$134.49	—	—
WASHINGTON, D.C.	The Hay Adams	145	74%	76%	79%	$438.86	$422.98	$401.64

		3,438	68%	71%	70%	$138.59	$136.54	$128.88

(1)	Available rooms as of September 30, 2008.

(2)	Average occupancy is calculated by dividing the rooms occupied by the rooms available.

(3)	Hotel reflagged from Hampton Inn to Best Western in October, 2007.

(4)	Construction substantially completed and asset placed in service on January 8, 2007.

(5)	Construction substantially completed and asset placed in service on October 18, 2007.

Office and Industrial

Location	Name	Gross Leasable Area (1)	Leasing Percentages			Expiring Leases (1)
			September 30,			Year Ending September 30,
			2008	2007	2006	2009		2010
FLORIDA
Fort Lauderdale	Commerce Center	61,149	86%	97%	100%	28,054		6,712
GEORGIA
Atlanta	900 Circle 75 Parkway	345,502	80%	86%	87%	93,340		63,282
Atlanta	1000 Circle 75 Parkway	89,412	85%	85%	88%	32,691		5,417
Atlanta	1100 Circle 75 Parkway	269,049	68%	66%	83%	27,457		22,340
MARYLAND
Bethesda	8001 Wisconsin Avenue	12,131	100%	82%	100%	2,297		NONE
Laurel	Sweitzer Lane	150,020	100%	100%	100%	NONE		NONE
Bethesda	Garden Plaza (3)	177,633	99%	100%	—	10,103		NONE
VIRGINIA
McLean	8201 Greensboro Drive	360,854	86%	95%	98%	41,456		26,901
McLean	Tysons Park Place	247,581	97%	95%	91%	14,087		139,436
Sterling	Dulles North	59,886	100%	100%	100%	59,886		NONE
Sterling	Dulles North Two	79,210	96%	90%	90%	50,559		NONE
Sterling	Dulles North Four	102,376	100%	0%	100%	NONE		NONE
Sterling	Dulles North Five	80,391	100%	100%	100%	NONE		80,391
Sterling	Dulles North Six	53,517	100%	100%	100%	NONE		NONE
Sterling	Loudoun Tech I	81,514	84%	100%	75%	NONE		25,055

	Totals	2,170,225	88%	86%	92%	359,930	(2)	369,534	(2)

(1)	Square feet

(2)	Represents 16.6% and 17.0%, respectively, of the Real Estate Trust’s office and industrial portfolio in terms of square footage as of September 30, 2008.

(3)	Acquired March 29, 2007.

Land Parcels

Location	Name	Acres	Zoning
FLORIDA
Boca Raton	Arvida Park of Commerce	6.5	Mixed Use
Fort Lauderdale	Commerce Center	1.6	Office, Warehouse
GEORGIA
Atlanta	Circle 75 (1)	118.9	Residential, Office, Industrial
KANSAS
Overland Park	Overland Park	136.6	Residential, Office, Retail
MICHIGAN
Auburn Hills	Auburn Hills Holiday Inn	0.5	Commercial
VIRGINIA
Ashburn	Ashburn Village	88.4	Mixed use
Sterling	Cedar Green	10.2	Commercial
Sterling	Church Road	32.0	Office, Industrial
Sterling	Sterling Boulevard (1)	7.2	Hotel, Industrial
Sterling	Loudoun Tech II	7.4	Commercial

	Total	409.3

(1)	Development commenced on a portion of the property in fiscal 2006 or 2007 and the applicable value of the land was transferred to Construction in Progress.

Other Real Estate Investments

PURCHASE-LEASEBACK PROPERTIES (1)

APARTMENTS

Location	Name	Number of Units
TENNESSEE
Knoxville	Country Club	232

SHOPPING CENTERS

Location	Name	Gross Leasable Area (2)
GEORGIA
Warner Robbins	Houston Mall	264,000

(1)	The Real Estate Trust owns the land under certain income-producing properties and receives fixed ground rent, which is subject to periodic escalation, from the owners of the improvements. In certain instances, the Real Estate Trust also receives percentage rent based upon the income generated by the properties.

(2)	Square feet.

Investment in Saul Holdings Limited Partnership and Saul Centers, Inc.

On August 26, 1993, the Real Estate Trust consummated a series of transactions in connection with the initial public offering of Saul Centers, Inc. (“Saul Centers”) in which it transferred 22 shopping center properties and one of its office properties together with the $196 million of mortgage debt and deferred interest associated with such properties, to a newly organized limited partnership, Saul Holdings Limited Partnership (“Saul Holdings Partnership”), and one of two newly organized subsidiary limited partnerships of Saul Holdings Partnership. In exchange for the transferred properties, the Real Estate Trust received securities representing a 21.5% limited partnership interest in Saul Holdings Partnership. Entities under common control with the Trust received limited partnership interests collectively representing a 5.5% partnership interest in Saul Holdings Partnership in exchange for the transfer of property management functions and certain other properties to Saul Holdings Partnership and its subsidiaries. Saul Centers received a 73.0% general partnership interest in Saul Holdings Partnership in exchange for the contribution of approximately $220.7 million to Saul Holdings Partnership. Affiliates of the Trust received certain cash distributions from Saul Holdings Partnership and purchased 4.0% of the common stock of Saul Centers in a private offering consummated concurrently with the initial public offering of such common stock. Certain officers and trustees of the Trust are also officers and/or directors of Saul Centers. See “Item 13. Certain Relationships and Related Transactions — Management Personnel.”

As of September 30, 2008, the Real Estate Trust owned, directly or through one of its wholly owned subsidiaries, 3,848,000 shares of Saul Centers representing 21.6% of the company’s outstanding common stock.

As of September 30, 2008 the Real Estate Trust owned, directly or through one of its wholly owned subsidiaries, 4,378,000 units of limited partnership interests in Saul Holdings Partnership, representing an 18.8% limited partnership interest. The Real Estate Trust owns rights enabling it to convert its limited partnership interests in Saul Holdings Partnership into shares of Saul Centers’ common stock on the basis of one share of Saul Centers’ common stock for each partnership unit. However, under the terms of the limited partnership agreement of Saul Holdings Partnership, at the current time, a portion of the units may not be converted into shares of Saul Centers’ common stock because the conversion would cause the Real Estate Trust and certain affiliates of the Trust to exceed the ownership limitation under our articles of incorporation, which restricts the amount of our equity they may constructively or beneficially own, denoted by reference to provisions of the Internal Revenue Code of 1986, as amended, which we refer to as the Code.

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

Allocations and Distributions of Saul Holdings Partnership: The net income or net loss of Saul Holdings Partnership for tax purposes generally will be allocated to Saul Centers and the limited partners in accordance with their percentage interests, subject to compliance with the applicable provisions of the Code and the regulations promulgated thereunder. Net cash flow after reserves of Saul Holdings Partnership and after reimbursement of specified expenses will be distributed quarterly to the partners in proportion to their respective partnership interests.

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

BANKING

Regulation

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 12 FHLBs, each serving as central credit facilities for their members. Their primary credit mission is to facilitate residential mortgage lending and support community and economic development activity in rural and urban communities. The Bank regularly obtains advances from the FHLB of Atlanta. At September 30, 2008, the Bank had outstanding advances of $1.9 billion. See Note 23 to the Consolidated Financial Statements in this report and “Deposits and Other Sources of Funds – Borrowings.”

On July 30, 2008, President Bush signed into law the Housing and Economic Recovery Act of 2008 (“HERA”), which, in part, replaced the Federal Housing Finance Board with the Federal Housing Finance Authority (“FHFA”) as the independent agency that regulates the FHLBs. HERA also established the FHFA as the new regulator of Fannie Mae and Freddie Mac, replacing the Office of Federal Housing Enterprise Oversight (“OFHEO”). HERA provides the FHFA with broad regulatory authority, similar to the authority of other federal financial regulators, to ensure the safe and sound operations of the FHLBs, Fannie Mae and Freddie Mac. See “Regulation – Recent Legislative and Regulatory Developments.”

As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in that bank in an amount equal to the greater of:

•	1.0% of mortgage-related assets;

•	$500; or

•	5.0% of outstanding advances.

The Bank had an investment of $110.6 million in the capital stock of the FHLB of Atlanta at September 30, 2008. The Bank earned dividends on that stock of $5.8 million and $6.5 million during the years ended September 30, 2008 and 2007, respectively. The FHFA prohibits FHLBs that have existing excess stock exceeding 1% of the FHLB’s total assets from paying dividends to members in the form of stock or otherwise issue additional shares of excess stock. Excess stock is stock that is held by members and that exceeds the minimum amount of FHLB stock they are required to hold.

Membership in the FHLB is voluntary for federal thrifts like the Bank. Because membership is required to obtain advances from the FHLB and the Bank continues to rely on FHLB advances as an important source of funds, the Bank currently intends to retain its voluntary membership in the FHLB of Atlanta. The ongoing credit turmoil has caused the FHLB system to experience difficulty in issuing debt. As a result, certain member programs have been temporarily suspended.

Liquidity Requirements. The Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. Failure to do so could subject the Bank to monetary penalties imposed by the OTS. Management believes that the Bank’s ratio of cash and cash equivalents and other liquid assets to deposits and short-term borrowings of 7.5% at September 30, 2008 was sufficient to ensure the Bank’s safe and sound operation.

At September 30, 2008, the estimated remaining collateral, after market value and other adjustments, of that portion of the Bank’s assets that may be pledged to the FHLB of Atlanta, Federal Reserve Bank of Richmond and various wholesale lenders totaled $5.1 billion, or 32.9% of total assets. The Bank can borrow from the FHLB of Atlanta an aggregate amount of up to 50% of the Bank’s total assets, provided that the Bank has sufficient collateral to pledge against the advances and subject to certain limitations and conditions imposed by the FHLB of Atlanta.

Deposit Insurance Premiums. Under FDIC insurance regulations, the Bank is required to pay premiums for insurance of its deposit accounts into the Deposit Insurance Fund (“DIF”). The FDIC annually sets the reserve level of the DIF within a statutory range of between 1.15% to 1.50% of insured deposits. The FDIC set the reserve level at 1.25% in 2007 and it remained at that level for 2008. If the reserve level of the insurance fund falls below 1.15%, or is expected to do so within six months, the FDIC must adopt a restoration plan that will restore the DIF to a 1.15% ratio generally within five years. If the reserve level exceeds 1.35%, the FDIC may return some of the excess in the form of dividends to insured institutions.

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

In October 2008, the FDIC determined that the reserve ratio had fallen below 1.15% and as a result created a restoration plan to restore the DIF reserve ratio to 1.15%. As part of this restoration plan, on December 16, 2008 the FDIC finalized a rule uniformly increasing deposit insurance premiums for the first quarter of 2009 by seven basis points over the current premiums. Under this financial rule, in the first quarter of 2009, institutions in the lowest risk category will be assessed deposit insurance premiums between 12 and 14 basis points, and the factors that determine an institution’s specific premium will remain unchanged. Institutions in the three higher risk categories will pay premiums of 17, 35 or 50 basis points.

In addition, the FDIC has proposed adopting new initial base assessment rates to be effective April 1, 2009 and add new factors to the calculation that determines a financial institution’s specific deposit insurance premium.

This proposed rule would establish new initial base assessment rates consisting of a range of 10 to 14 basis points for the lowest risk category institutions and premiums of 20, 30 or 45 basis points for institutions in the three higher risk categories. These base assessment rates would then be increased or decreased according to a formula that would incorporate new factors, including possible increases for institutions that have a ratio of secured liabilities, such as FHLB borrowings, to total deposits of over 15%. As of September 30, 2008, the Bank’s ratio of secured liabilities to total deposits was 16.7%. Under the proposal, the Bank’s premiums could vary between eight and 21 basis points, subject to a discretionary supervisory adjustment of up to one full basis point.

Based upon its classification as of September 30, 2008, the Bank anticipates paying deposit insurance premiums of between $16.5 million and $25.8 million in fiscal 2009, assuming the proposed restoration plan is adopted without any substantive changes and the deposit base does not change. The Bank also will be required to pay an additional assessment of 10 basis points on balances over $250,000 in non-interest checking accounts under a separate FDIC liquidity program. See Recent Legislation and Regulatory Developments.

Commercial banks and thrifts continue to be required to share in the payment of interest due on Financing Corporation (“FICO”) bonds used to provide liquidity to the savings and loan industry in the 1980s. Annual FICO assessments added to deposit insurance premiums ranged from 1.12 to 1.14 basis points during the Bank’s 2008 fiscal year.

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

Each of these requirements generally must be no less stringent than the capital standards for national banks. At September 30, 2008, the Bank’s tangible capital ratio was 5.96%, its core (or leverage) capital ratio was 5.96%, and its total risk-based capital ratio was 11.67%, compared to the minimum requirements of 1.5%, 4.0% and 8.0%, respectively.

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

Under OTS regulations, servicing assets can be included in core capital in an amount up to 100% of core capital. Non-mortgage servicing assets are subject to a sublimit of 25% of core capital. For these purposes, servicing assets are valued at the lesser of 90% of fair market value or 100% of the current unamortized book value. At September 30, 2008, the Bank had qualifying servicing assets with a carrying value of $143.6 million, which constituted 15.6% of core capital at that date.

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

At September 30, 2008, because of the priority in the allocation of cash flows in its securitization transactions, none of the Bank’s interest-only strips were considered credit enhancing interest-only strips receivable.

The Bank may use supplementary capital to satisfy the risk-based capital requirement up to an amount equal to its core capital. Supplementary capital includes cumulative perpetual preferred stock, qualifying non-perpetual preferred stock, qualifying subordinated debt, and allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. At September 30, 2008, the Bank had $278.9 million in its allowance for loan losses, $130.5 million of which was includable as supplementary capital.

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

The Bank uses the second option for its 6-7/8% subordinated debentures due 2013 (the “2003 Debentures”) and must continue to use that option for any future issuances as long as the prior issuance remains outstanding. At September 30, 2008, the Bank had $175.0 million in maturing subordinated capital instruments, all of which was includable as supplementary capital.

All or a portion of the assets of each of the Bank’s subsidiaries are generally consolidated with the assets of the Bank for regulatory capital purposes unless all of the Bank’s investments in, and extensions of credit to, those subsidiaries are deducted from capital. The Bank’s investments in, and loans to, subsidiaries engaged in activities not permissible for a national bank are, with certain exceptions, deducted from capital under each of the three regulatory capital requirements. The Bank’s real estate development subsidiaries are its only subsidiaries engaged in activities not permissible for a national bank. At September 30, 2008, the Bank’s investments in, and loans to, these “non-includable subsidiaries” totaled approximately $3.4 million, all of which was deducted from tangible capital.

OTS capital regulations also require a 100% deduction from total capital of all equity investments that are not permissible for national banks. At September 30, 2008, the Bank had one property, with a book value of $2.4 million, which was treated as an equity investment for regulatory capital purposes.

OTS capital regulations provide a five-year holding period for real estate acquired in settlement of loans (“REO” or “real estate held for sale”) to qualify for an exception from treatment as an equity investment. The five year period may be extended by the OTS. If an REO property is considered an equity investment, its then-current book value is deducted from total capital. Accordingly, if the Bank is unable to dispose of any REO property prior to the end of its applicable five-year holding period and is unable to obtain an extension of that five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from risk-based capital. In December 2008, the Bank received from the OTS additional extensions through December 15, 2009 of the holding periods for certain of its REO properties acquired through foreclosure in fiscal years 1990 and 1995. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital.”

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

Implementation of the Basel II “advanced approach” in the United States began on April 1, 2008. The Bank is not subject to these Basel II “advanced approach” requirements.

On July 29, 2008, the OTS and the other federal banking agencies proposed new capital rules based on the “standard approach” version of the Basel II risk-based capital framework. As proposed, financial institutions would have the option of either adopting the “standardized approach” or retaining the current general risk-based capital requirements. Key components of the Basel II “standardized approach” include the following:

•	requiring banks to maintain additional capital for operational risk based on their recent financial performance, as determined by a prescribed formula;

•	improving the sensitivity of capital adequacy standards to market risks by increasing the number of risk-weights used to categorize bank exposures;

•	calculating the risk-weight of residential mortgage loans based on the underlying loan-to-value ratio;

•	imposing lower risk-weights for consumer and small business loans, compared to current capital rules;

•	expanding the use of external and internal credit ratings to calculate risk weights for securitizations and other exposures;

•	allowing for the recognition of additional forms of financial collateral and guarantors; and

•	requiring banks to make enhanced public and supervisory disclosures of their capital structure, risk exposures and risk assessment processes.

The comment period for this “standardized approach” proposal expired on October 27, 2008, but the rule has not yet been finalized. The Bank is unable to predict at this time whether or in what form any final changes to the capital requirements will be adopted by the OTS or their potential impact on the Bank.

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

At September 30, 2008, the Bank’s leverage ratio of 5.96%, its tier 1 risk-based ratio of 8.77%, and its total risk-based capital ratio of 11.67% exceeded the minimum ratios established for “well-capitalized” institutions.

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

The Bank had 90.2% of its assets invested in qualified thrift investments at September 30, 2008, and met the QTL test in each of the previous 12 months.

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

To the extent the Bank is engages in activities that are not currently permissible for national banks, such as investing in subsidiaries that engage in real estate development activities, failure to satisfy the QTL test would require the Bank to terminate these activities and divest itself of any prohibited assets held at such time. Based on a review of the Bank’s current activities, management of the Bank believes that compliance with these restrictions would not have a significant adverse effect on the Bank. However, the Trust, which owns 80% of the common stock of the Bank, is engaged in real estate ownership and development activities currently prohibited for bank and financial holding companies. As a result, failure by the Bank to meet the QTL test, in the absence of a significant restructuring of The Trust’s operations, would, in effect, require The Trust to reduce its ownership of the Bank to a level at which it no longer would be deemed to control the Bank. See “Holding Company Regulation.”

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

The OTS has conditioned the Bank’s payments of common stock dividends on the Bank’s maintaining its well-capitalized status and there can be no assurance that the OTS will not impose a similar condition on payment of dividends on the 8% Preferred Stock.

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

Lending Limits. The Bank generally is prohibited from lending to one borrower and its related entities amounts in excess of 15% of unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% for loans fully secured by readily marketable collateral. The Bank’s regulatory lending limit was approximately $184.1 million at September 30, 2008, and no group relationships exceeded this limit at that date.

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

Management believes that the Bank’s lending policies and practices currently comply with this guidance, although the Bank stopped originating payment option mortgage loans in April 2008.

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

Of these fees, the semi-annual assessments are the most significant, totaling $2.6 million for the Bank for the 12 month period ending December 31, 2008. Recent developments, such as the failure of IndyMac Bank in July 2008 and the acquisition of Washington Mutual Bank in September 2008, whose assessment revenues together represented approximately 15 percent of the OTS’s annual budget, may require the OTS to increase semi-annual assessment and/or other fees.

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

Recent Legislative and Regulatory Developments. On March 3, 2008, the New York Attorney General entered into an agreement with Fannie Mae and Freddie Mac (each, a government-sponsored entity or “GSE”), and its former regulator OFHEO, that require the GSEs to only purchase loans from banks that meet new standards designed to ensure independent and reliable appraisals. These standards, which are scheduled to take effect January 1, 2009, in part prohibit:

•	lenders from using any appraisal prepared by an appraiser employed by the lender or by any company that the lender owns or controls, in whole or in part;

•	lenders or their agents from influencing or attempting to influence an appraisal through coercion, inducement, compensation or any other method; and

•

employees of a lender’s loan production staff, as well as certain other employees, from selecting, influencing the selection of or communicating with an appraiser or, in certain circumstances, working with employees who conduct such activities.

The Bank is reviewing its appraisal policies in light of these new standards. On July 14, 2008, the Board of Governors of the Federal Reserve System (“FRB”) issued a final rule amending home mortgage provisions in Regulation Z which implements the Truth in Lending Act (“TILA”). The rule establishes a new category of “higher-priced mortgage loans,” which is defined to cover closed-end subprime mortgage loans. The Bank does not expect to make “higher priced mortgage loans” in the near future. When making such “higher-priced mortgage loans,” lenders:

•	cannot make a loan without regard to the borrowers’ ability to repay the loan from income and assets other than the home’s value;

•	cannot rely on income or assets that they did not verify to determine repayment ability;

•	cannot impose a prepayment penalty if the mortgage payment can change during the first four years of the loan, otherwise, a prepayment penalty period cannot last for more than two years; and

•	must establish an escrow account for the payment of property taxes and homeowners’ insurance for first-lien mortgages.

In addition, Regulation Z imposes new restrictions for all closed-end mortgage loans, such as barring certain servicing practices and prohibiting a creditor or broker from coercing or encouraging an appraiser to misrepresent the value of a home. Finally, the new rule requires that advertisements for any mortgage loan must contain additional information about rates, monthly payments, and other loan features and specifically prohibits several new types of deceptive or misleading advertising practices.

On July 30, 2008, in response to recent economic difficulties, HERA was enacted. The law, in part:

•	replaces the OFHEO and the Federal Housing Finance Board with the FHFA, creating a uniform regulator for the FHLBs, Fannie Mae and Freddie Mac;

•	gives the FHFA the broad authority to regulate these entities, including the power to place them into conservatorship;

•	increases the high-cost area loan limits for Fannie Mae, Freddie Mac and the Federal Housing Administration;

•	establishes a foreclosure prevention program within the Federal Housing Administration and allocates funds to redevelop areas with high foreclosure rates;

•

adds several new amendments to TILA, which provide for new, earlier disclosures for closed-end mortgages, an exemption from liability for servicers of securitized mortgages under certain conditions, and higher statutory damages for violations of TILA in individual actions; and

•

imposes a new requirement that employees engaged in residential mortgage loan origination activities, including employees of the Bank, become registered with a “Nationwide Mortgage Licensing System and Registry.”

On September 7, 2008, the FHFA exercised its authority under HERA and placed Fannie Mae and Freddie Mac into conservatorship. As part of this process, the FHFA appointed new management for both GSEs, and suspended dividend payments on all common and preferred stock. In addition, the GSEs entered into agreements with the Treasury that provide, in part, that the Treasury will:

•	supply, for an indefinite duration, up to $100 billion in funding to each GSE;

•

immediately receive $1 billion in preferred shares from each GSE, senior to any outstanding or later-issued common or preferred shares, and also receive warrants to purchase up to 79.9% of the common stock of each GSE; and

•

contribute capital to the GSE if the FHFA should determine that a GSE’s liabilities exceeded its assets, in exchange for an equivalent amount of GSE senior preferred stock being granted to the Treasury.

The conservatorship and the agreement with the Treasury drastically reduced the market value of outstanding preferred and common GSE stock, leading to write-downs for financial institutions that held such securities as capital. The Bank did not have significant holdings of either GSE’s stock.

On October 3, 2008, in response to continued turmoil in the financial markets, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”). The main component of the EESA is the granting of authority to the Treasury to establish a Troubled Assets Relief Program (“TARP”), to be funded with up to $700 billion, and managed by a newly created Office of Financial Stability. The EESA provides the Treasury with broad authority to purchase, manage, sell and insure assets from “financial institutions,” which, as defined by the EESA, includes the Bank. In exchange for participating in the TARP program, a financial institution generally must issue the Treasury a warrant guaranteeing the right to purchase non-voting stock or, if the company is unable to issue a warrant, senior debt. Participating firms are also subject to certain limitations on executive compensation.

The EESA contained additional regulatory changes. These included a temporary increase in FDIC deposit insurance limits from $100,000 per depositor to $250,000 per depositor that will remain in effect until January 1, 2010. However, insured deposit limits for IRAs and certain retirement accounts will remain at $250,000 per depositor. In addition, the EESA granted the Securities and Exchange Commission (“SEC”) the authority to suspend mark-to-market accounting.

On October 14, 2008, President Bush and the Treasury announced that up to $250 billion of TARP funds will be used for a Capital Purchase Program (“CPP”), in which the Treasury will purchase certain securities from eligible bank holding companies, financial holding companies, insured US depository institutions and savings and loan holding companies that engage solely or predominately in activities that are permissible for financial holding companies under relevant law. In order to qualify to obtain these funds, a financial institution must receive the approval of the Treasury who will consult with the institution’s primary federal regulator. Approved institutions can request capital in any amount between one percent of its risk-weighted assets and the lesser of $25 billion or three percent of risk-weighted assets.

Also on October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”), which provides banks with the option to insure newly issued senior unsecured debt and non-interest-bearing transaction deposit accounts. All FDIC-insured financial institutions, including the Bank, are automatically enrolled in the program, unless they affirmatively opt-out by December 5, 2008. A financial institution can opt-out of insurance for either senior unsecured debt or non-interest-bearing transaction deposits, or both.

Under the TLGP, senior unsecured debt issued between October 14, 2008, and June 30, 2009, excluding debt issued with a maturity of 30 days or less, would be insured by the FDIC in an amount up to 125 percent of a qualifying financial institution’s debt that was outstanding as of September 30, 2008 and that was scheduled to mature before June 30, 2009. As of September 30, 2008, the Bank did not have any eligible senior unsecured debt outstanding. The Bank will participate in the debt guarantee component and is eligible to issue insured debt equal to two percent of consolidated liabilities at September 30, 2008, or $285.3 million. Insurance on eligible senior unsecured debt would only be provided until June 30, 2012, even if the liability has not matured. The insurance premium for eligible senior unsecured debt would range from 50 to 100 basis points, depending upon the maturity of the debt. The TLGP would also insure all funds held by qualified institutions in non-interest-bearing transaction deposit accounts until December 31, 2009. A 10 basis point surcharge over the institution’s current assessment rate would be applied to those deposits not otherwise covered by the existing deposit insurance limit of $250,000. In addition, a special assessment fee will be collected to cover any losses not covered by the fees to ensure no impact on the DIF. The Bank did not opt out of the TLGP.

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

In response to the September 11, 2001 terrorist attacks, on October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA Patriot Act”). Title III of the USA Patriot Act amends the Bank Secrecy Act and contains provisions designed to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities by, among other things, imposing new compliance obligations on savings associations, trust companies and securities broker-dealers. Several of these compliance obligations focus on transactions between U.S. financial institutions and non-U.S. banks, entities and individuals, and therefore do not have a significant impact on the Bank’s operations. However, other anti-money laundering and related compliance obligations impact the Bank more directly, and regulatory scrutiny and enforcement of these obligations has increased significantly. The Bank has taken steps to enhance its anti-money laundering policies and procedures following enactment of the USA Patriot Act and continues to monitor developments regarding implementation of the Act and evolving regulatory policies and to make further adjustments to those policies and procedures as appropriate.

Federal Reserve System

The FRB requires the Bank to maintain reserves against its transaction accounts and certain non-personal deposit accounts. Because reserves generally must be maintained in cash or non-interest-bearing accounts, the effect of the reserve requirement is to decrease the Bank’s earnings.

Prior to November 20, 2007, the first $8.5 million of the Bank’s transaction account balances were subject to a 0% reserve requirement. A 3% reserve ratio applied to new transaction accounts over $8.5 million, up to and including $45.8 million. Any net transaction accounts over $45.8 million were subject to a 10% reserve requirement. Effective November 20, 2007, the FRB increased the amount of transaction accounts subject to a 0% reserve requirement from $8.5 million to $9.3 million and decreased the “low reserve tranche” from $45.8 million to $43.9 million. Effective December 2, 2008, the first $10.3 million of net transaction accounts will be exempt from reserve requirements. A 3% reserve ratio will be applied to net transaction accounts over $10.3 million up to and including $44.4 million. A reserve ratio of $1,023,000 plus 10% will be applied to net transaction accounts in excess of $44.4 million. The Bank met its reserve requirements for each period during the year ended September 30, 2008.

Beginning October 1, 2011, the FRB will have the statutory authority to eliminate or reduce the reserve requirement on all deposits currently subject to a 3% reserve ratio. Starting on October 1, 2008, the FRB began to pay interest on both required reserves and excess balances. While the FRB initially paid lower interest rates, beginning with the reserve maintenance period that starts November 6, 2008, the interest rate for required reserve balances will be the average target federal funds rate during the Bank’s two-week reserve maintenance period. The interest rate for excess balances will be the lowest target federal funds rate during the Bank’s two-week reserve maintenance period. These interest rates are subject to change by the FRB.

The Bank may borrow from the Federal Reserve’s “discount window.” Federal law imposes limitations on the ability of the Federal Reserve to lend to “undercapitalized” institutions through the discount window. At September 30, 2008, Chevy Chase’s capital ratios exceeded the ratios established for “well-capitalized” institutions.

On December 12, 2007, the FRB announced the creation of a temporary Term Auction Facility (“TAF”) program, in which the FRB auctions term funds, typically of 28-day or 84-day maturity, to depository institutions at an interest rate determined by the auction. To participate in the TAF, financial institutions must be in “generally sound condition,” as determined by the institution’s local Federal Reserve Bank. The Bank is eligible to participate in the TAF but has not yet chosen to access any funds and has no current plans to do so.

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

The Bank is committed to fulfilling its CRA obligation by providing access to a full range of credit-related products and services to all segments of its community. The most recent OTS CRA Examination was in June 2007, covering activities in 2005 – 2007, performed under the Lending, Service and Investment tests of the CRA. The Bank earned an “Outstanding” rating in each test, and an overall “Outstanding” rating in its CRA Performance. The next examination is tentatively scheduled for late 2009.

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

OTS supervision of the Holding Companies includes a review of the adequacy of their capital, their level of debt, and their ability to fund outstanding debt obligations, and OTS guidance suggests that particular scrutiny will be given to holding companies that, like the Holding Companies, are engaged in real estate activities. On December 20, 2007, the OTS adopted revisions to its Savings and Loan Holding Company (“SLHC”) rating system that place additional focus on risk exposure and risk management.

The Holding Companies must obtain OTS approval before acquiring any federally insured savings institution or any savings and loan holding company. The status of the Holding Companies as “unitary thrift holding companies” and the activities in which the Holding Companies may engage have been grandfathered under the Gramm-Leach-Bliley Act of 1999 (“GLB Act”). As grandfathered unitary thrift holding companies, the Holding Companies are virtually unrestricted in the types of business activities in which they may engage provided the Bank continues to meet the QTL test. See “Qualified Thrift Lender Test.” The GLB Act prohibits the sale of grandfathered unitary thrift holding companies such as the Holding Companies (together with their thrift subsidiaries) or their thrift subsidiaries alone to commercial companies. Corporate reorganizations are expressly permitted.

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

In August 2007, The Trust submitted an application to the OTS for approval of a new thrift holding company, whereby The Trust’s ownership of 80% of the common stock of the Bank, subject to $250 million of senior secured notes, would be transferred to the new bank holding company, as permitted under the indenture governing The Trust’s senior secured notes. The application was subsequently withdrawn by The Trust, and The Trust has no current plans to proceed with such a reorganization.

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

Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to improve the transparency of financial reporting for derivative and hedging activities. SFAS 161 requires disclosure of how derivative instruments affect an entity’s cash flows, financial performance and financial position. The Bank has determined that the adoption of SFAS 161 will require additional disclosures but will have no effect on the Bank’s financial condition or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 is effective for fiscal years beginning after November 15, 2007, but early adoption is permitted. Upon adoption, SFAS 159 allows entities to make a one-time irrevocable election to measure certain existing financial assets and liabilities at fair value and report the unrealized gains and losses on those items in earnings at each subsequent reporting date. When adopting SFAS 159, entities must also adopt SFAS 157. The Bank has not decided which assets, if any, it will elect fair value treatment.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS 140 to require an entity (i) to initially measure all separately recognized servicing assets and servicing liabilities at fair value, if practicable; (ii) to separately present servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position; and (iii) to provide additional disclosures for all separately recognized servicing assets and servicing liabilities. In addition, SFAS 156 permitted an entity upon adoption to irrevocably choose either the amortization method or the fair value measurement method for the subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. SFAS 156 became effective for the Bank on October 1, 2006. As a result of the adoption of SFAS 156, the Bank identified its mortgage servicing rights (“MSRs”), relating primarily to residential mortgage loans, as a class of servicing rights and elected to apply fair value accounting to this class of MSRs. Presently, this class, which also includes servicing rights related to home equity and home improvement loans, represents all of the Bank’s MSRs.

The impact of the adoption, which represents the excess of the fair value over the carrying amount of the MSRs, net of any related valuation allowance, was $4.2 million, net of related income taxes, and was recorded as a cumulative-effect adjustment to retained earnings on October 1, 2006.

Market Area

The Bank’s principal deposit and lending markets are located in the Washington, DC metropolitan area. Service industries and federal, state and local governments employ a significant portion of the Washington, DC area labor force. In addition a substantial number of the nation’s 500 largest corporations have some presence in these areas. The Washington, DC and Baltimore, Maryland area’s seasonally unadjusted unemployment rate are typically below the national rate and were 4.0% and 4.7% in September 2008, respectively, compared to the national rate of 6.1%.

Chevy Chase historically has relied on retail deposits originated in its branch network as its primary funding source. See “Deposits and Other Sources of Funds.” Chevy Chase’s principal market for deposits consists of Montgomery and Prince George’s Counties in Maryland and Fairfax County in Virginia. Approximately 8.0% of the Bank’s deposits at September 30, 2008 were obtained from depositors residing outside of Maryland, Virginia and the District of Columbia, as compared to 5.7% of the Bank’s deposits at September 30, 2007.

As of June 30, 2008, according to the most recently published industry statistics, Chevy Chase ranked fifth in market share in the Washington, DC metropolitan area with approximately 9.8% of deposits. At the same date, Chevy Chase had the largest market share of deposits in Montgomery County; ranked fourth in market share of deposits in Prince George’s County and ranked fifth in market share in Fairfax County. The per capita incomes of Montgomery and Fairfax Counties rank among the highest of counties and equivalent jurisdictions nationally. These two counties are also the Washington, DC area’s largest suburban employment centers, with a substantial portion of their labor force consisting of federal, state and local government employees. Private employment is concentrated in service and retail trade centers. The unemployment rate in each of Montgomery, Prince George’s and Fairfax Counties in September 2008 was 3.3%, 4.8% and 3.0%, respectively, each of which was below the national rate of 6.1%. The individual state rates were 4.5% for Maryland and 4.2% for Virginia for the same month.

The Bank historically has concentrated its lending activities in the Washington, DC metropolitan area. In prior years, the Bank had expanded its lending activities outside the Washington, DC metropolitan area, particularly California in the case of residential mortgage loans. See “Lending and Leasing Activities.”

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

The Bank classifies its investment securities and mortgage-backed securities as either “held-to-maturity,” “available-for-sale” or “trading” at the time such securities are acquired. All of its investment securities and mortgage-backed securities were classified as held-to-maturity at September 30, 2008 and 2007.

As part of its mortgage banking activities, the Bank exchanges loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Gains and losses on sales of trading securities are determined using the specific identification method. There were no mortgage-backed securities classified as trading securities at September 30, 2008 and 2007.

Lending and Leasing Activities

Loan Portfolio Composition. At September 30, 2008, the Bank’s loan portfolio totaled $11.6 billion, which represented 75.3% of its total assets. All references in this report to the Bank’s loan portfolio refer to loans, whether they are held for sale and/or securitization or for investment, and exclude mortgage-backed securities. Loans collateralized by single-family residences constituted 82.0% of the loan portfolio and 62.5% of total assets at September 30, 2008. The following table sets forth information concerning the Bank’s loan portfolio, net of unfunded commitments, for the periods indicated.

Loan Portfolio

(Dollars in thousands)

	September 30,
	2008		2007		2006		2005		2004
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Residential Mortgage (1)	$8,213,200	69.6%	$8,245,176	70.1%	$7,107,302	67.7%	$7,530,315	68.9%	$7,166,935	68.6%
Home equity (1)(2)	1,458,430	12.4	1,583,170	13.5	1,690,421	16.1	1,796,489	16.4	1,721,999	16.5
Single-family construction to permanent	357,876	3.0	457,446	3.9	336,828	3.2	171,449	1.6	61,029	0.6
Other real estate	644,274	5.4	357,265	3.0	270,623	2.6	187,488	1.7	200,968	1.9
Commercial (2)	830,846	7.0	935,999	8.0	987,850	9.4	1,035,972	9.5	920,178	8.8
Automobile loans (1)	257,541	2.2	128,931	1.1	60,756	0.6	149,253	1.4	300,516	2.9
Other consumer	45,879	0.4	43,818	0.4	46,755	0.4	53,742	0.5	70,140	0.7

	11,808,046	100.0%	11,751,805	100.0%	10,500,535	100.0%	10,924,708	100.0%	10,441,765	100.0%

Unearned premiums and discounts	291		354		441		654		894
Net deferred loan origination costs	109,570		116,898		112,419		125,210		116,124
Allowance for loan losses	(278,904)		(29,000)		(25,000)		(28,640)		(37,750)

	(169,043)		88,252		87,860		97,224		79,268

Total loans receivable	$11,639,003		$11,840,057		$10,588,395		$11,021,932		$10,521,033

(1)	Includes loans held for securitization and/or sale, if any.

(2)	Net of undisbursed portion of loans.

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

Contractual Principal Repayments of Loans. The following table shows the scheduled contractual principal repayments of the Bank’s loans at September 30, 2008. The entire balance of loans held for securitization and/or sale is shown in the year ending September 30, 2008, because those loans are expected to be sold in less than one year.

Contractual Principal Repayments

(In thousands)

	Principal Balance Outstanding at September 30, 2008(1)	Approximate Principal Repayments Due in Years Ending September 30,
		2009	2010-2013	2014 and Thereafter
Single family residential	$8,155,446	$489,374	$220,865	$7,445,207
Home equity	1,458,430	18,248	132,524	1,307,658
Other real estate	1,002,150	643,626	230,088	128,436
Commercial	830,846	338,111	393,375	99,360
Automobile loans	257,541	49,909	191,997	15,635
Other consumer	45,879	5,490	23,761	16,628
Loans held for securitization and/or sale (2)	57,754	57,754	—	—

Total loans receivable(3)	$11,808,046	$1,602,512	$1,192,610	$9,012,924

Fixed-rate loans	$1,216,931	$194,919	$512,545	$509,467
Adjustable-rate loans	10,533,361	1,349,839	680,065	8,503,457
Loans held for securitization and/or sale (2)	57,754	57,754	—	—

Total loans receivable(3)	$11,808,046	$1,602,512	$1,192,610	$9,012,924

(1)	Of the total amount of loans outstanding at September 30, 2008, which were due after one year, an aggregate principal balance of approximately $1.0 billion had fixed interest rates and an aggregate principal balance of approximately $9.2 billion had adjustable interest rates.

(2)	Assumes loans held for securitization and/or sale are sold within one year.

(3)	Before deduction of allowance for loan losses, unearned premiums and discounts and deferred loan origination fees (costs).

Actual payments may not reflect scheduled contractual principal repayments due to the effect of loan refinancings, prepayments and enforcement of due-on-sale clauses. Although the Bank’s single-family residential loans historically have had stated maturities of generally 30 to 40 years, those loans normally have remained outstanding for substantially shorter periods because of these factors. Due-on-sale clauses give the Bank the right to declare a “conventional loan” — one that is neither insured by the Federal Housing Administration nor partially guaranteed by the Veterans’ Administration — immediately due and payable in the event, among other things, that the borrower sells the property securing the loan without the consent of the Bank. At September 30, 2008, excluding loans held for securitization and/or sale, aggregate principal repayments of $1.5 billion from all loans are contractually due within the next year. Of this amount, $192.5 million is due on fixed-rate loans and $1.3 billion is due on adjustable-rate loans.

Origination, Purchase and Sale of Real Estate Loans. The Bank has general authority to make loans secured by real estate located throughout the United States. The following table shows changes in the composition of the Bank’s real estate loan portfolio and the net change in mortgage-backed securities.

Origination, Purchase and Sale of Real Estate Loans

(In thousands)

	For the Year Ended September 30,
	2008	2007	2006
Real estate loan originations and purchases:
Single family residential	$2,547,276	$5,891,361	$6,763,942
Home equity (1)	465,751	815,342	1,043,003
Other real estate (1)	503,334	721,588	597,801

Total originations and purchases	3,516,361	7,428,291	8,404,746

Principal repayments	(1,714,283)	(2,223,537)	(2,836,637)
Sales	(1,328,287)	(3,380,365)	(5,135,271)
Loans transferred to real estate acquired in settlement of loans	(138,840)	(18,603)	(4,653)

	(3,181,410)	(5,622,505)	(7,976,561)

Transfers to mortgage-backed securities (2)	(304,228)	(567,903)	(708,752)

Increase (decrease) in real estate loans	$30,723	$1,237,883	$(280,567)

(1)	Net of undisbursed portion of loans.

(2)	Represents real estate loans which were pooled and exchanged for mortgage-backed securities.

Single-Family Residential Real Estate Lending (Excluding Home Equity Lending). The Bank originates a variety of loans secured by single-family residences. At September 30, 2008, $9.7 billion, or 82.0%, of the Bank’s loan portfolio consisted of loans secured by first or second mortgages on such properties, as compared to $9.8 billion, or 83.6%, at September 30, 2007. Of these amounts, $27.7 million and $3.6 million consisted of FHA-insured or VA-guaranteed loans at September 30, 2008 and 2007, respectively. At September 30, 2008 and 2007, the Bank had $58.1 million and $202.3 million, respectively, of single-family residential loans held for securitization and/or sale to investors. Approximately 35.6% of the principal balance of the Bank’s single-family residential real estate loans at September 30, 2008 were secured by properties located in California, as compared to 36.8% at September 30, 2007.

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

Prior to November 2007, most of the Bank’s single-family residential mortgage loans were originated by third parties. The Bank determined the specific loan products and rates under which the third party originated the loan, and subjected the loan to the Bank’s underwriting criteria and review. However, in November 2007, the Bank significantly curtailed its originations through the wholesale channel, and completely stopped use of that channel in November 2008. During the year ended September 30, 2008, approximately $712.4 million of loans settled under this program.

Interest rates on the majority of the Bank’s ARMs periodically adjust based on changes in either (a) the London Interbank Offered Rate (“LIBOR”) of varying maturities or (b) yields on U.S. Treasury securities. The interest rate adjustment provisions of the Bank’s ARMs may contain limitations on the frequency and/or maximum amount of interest rate adjustments. These limitations are determined by a variety of factors, including mortgage loan competition in the Bank’s markets.

The Bank is currently originating primarily Hybrid 5/1 ARMs for its portfolio. These products have a 10 year interest only period with a fixed rate for the first five years after which the interest rate adjusts annually. The variable rate is based on one year LIBOR plus the applicable margin. After the interest-only period, the loan fully amortizes over the remaining term of the loan.

In prior years, the Bank had significantly expanded its origination of residential ARMs with interest rates that adjust monthly, semi-annually and annually, most of which provide a borrower with a variety of monthly payment options. Many of these loans have a payment option that could result in interest being added to the principal of the loan, or “negative amortization.” Certain other of these loans have a payment option that allows the borrower to make an interest only payment. During fiscal years 2008 and 2007, the Bank originated $2.5 billion and $5.9 billion, respectively, of mortgage loans, of which $562.6 million and $3.8 billion, respectively, contained terms that permit negative amortization and, $389.0 million and $751.2 million, respectively, contain terms which allow the borrower to make an interest only payment but do not permit negative amortization. The Bank stopped offering payment option adjustable rate mortgages in April 2008.

Loans with a negative amortization option totaled $4.1 billion and $3.9 billion at September 30, 2008 and 2007, respectively, including approximately $156.3 million and $93.3 million of cumulative deferred interest at September 30, 2008 and 2007, respectively. During September 2008, approximately 64% of the Bank’s borrowers with loans permitting negative amortization opted to make a payment for an amount which resulted in negative amortization. Each loan contains terms which limit the amount of negative amortization to a percentage of the original loan amount, generally 10% or 15%. Once these negative amortization limits are reached, the borrower’s required monthly payments adjust or are “recast” to an amount sufficient to amortize the loan over its then-remaining term. If, subsequent to September 30, 2008, all borrowers choose to make the minimum payment, approximately 380 loans with aggregate outstanding balances of $145.1 million, would reach this payment recast ceiling during fiscal year 2009 (assuming LIBOR rates remain unchanged from levels at November 12, 2008) and, as a result, the payment amount required to be made would increase to a fully amortizing payment.

Prior to April 2008, the Bank also originated construction permanent loans, which are loans to individuals who are in the process of building their single family homes. During fiscal years 2008 and 2007, the Bank originated $89.6 million and $505.5 million, respectively, of these loans, the principal amount of which the Bank disburses as construction progresses. During the construction phase, these loans permit the borrower to make an interest-only payment but do not permit negative amortization. Upon completion of construction, the loan will convert to a permanent mortgage, which may permit the borrower to make an interest-only payment or incur negative amortization.

The OTS and the other federal banking regulators have issued guidance concerning “non-traditional mortgage products” such as interest-only and payment option ARMs. New statutory and regulatory developments could require further adjustments to the Bank’s loan policies and products and adversely affect its production volumes of loans containing certain features. See “Business – Regulation – Recent Legislative and Regulatory Developments.”

Loan securitizations and/or sales generally provide the Bank with liquidity and additional funds for lending; enabling the Bank to increase the volume of loans originated and thereby increase loan interest and fee income as well as gains on sales of loans. Sales of mortgage loans totaled $1.6 billion and $3.9 billion during the fiscal years ended September 30, 2008 and 2007, respectively. The marketability of loans, loan participations and mortgage-backed securities depends on purchasers’ investment limitations, general market and competitive conditions, mortgage loan demand and other factors. As a result of recent market conditions, the Bank did not securitize any loans during the year ended September 30, 2008. See “Recent Developments.”

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

From time to time, as part of its capital and liquidity management plans, the Bank may consider “swapping” loans held in its portfolio for lower risk-weighted mortgage-backed securities and retaining those securities in its portfolio rather than selling them. During fiscal years 2008 and 2007, the Bank did not exchange and retain in its portfolio any single-family residential loans for mortgage-backed securities. During fiscal year 2006, the Bank exchanged $486.0 million of single-family residential loans held in its portfolio for mortgage-backed securities.

When the Bank sells a residential loan or loan participation and retains servicing, or purchases mortgage servicing assets from third parties, it collects and remits loan payments, makes certain insurance and tax payments on behalf of borrowers and otherwise services the loans. The servicing fee generally ranges from 0.25% to 0.50% per year of the outstanding loan principal amount. The Bank also typically derives income from temporary investment for its own account of loan collections pending remittance to the participation or loan purchaser. At September 30, 2008 and 2007, the Bank was servicing residential loans totaling $12.3 billion and $13.1 billion, respectively, for other investors. See “Loan Servicing.”

Sales of Mortgage-Backed Securities. The Bank originates and sells mortgage-backed securities pursuant to its normal mortgage banking operations. The securities are generally sold in the same month as they are issued. The securities are formed from conforming mortgage loans originated for sale or from conforming mortgage loans resulting from the borrower’s election to convert from an adjustable-rate loan to a fixed-rate loan. Mortgage-backed securities held for sale in conjunction with mortgage banking activities are classified as trading securities. During the years ended September 30, 2008 and 2007, the Bank originated and sold $307.6 million and $568.9 million, respectively, of mortgage-backed securities and recognized gains of $3.4 million and $1.0 million, respectively. As a result of the sale of trading securities in the month such securities are formed, the Consolidated Statements of Cash Flows in this report reflect proceeds from the sales of trading securities, even though there are no balances of such securities at September 30, 2008.

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

Commercial Real Estate and Real Estate Construction Lending. Commercial real estate, real estate construction and ground loans are originated directly by the Bank. The Bank also participates in loans originated by other banks. Aggregate balances of residential and commercial construction, ground and commercial real estate and multifamily loans were $1.0 billion and $814.7 million at September 30, 2008 and 2007, respectively. The Bank provides financing, at market rates, to certain purchasers of real estate owned by the Bank. Additionally, the Bank finances the construction of residential real estate, principally single-family detached homes and townhouses, with generally a specified number of pre-sales required. Loan concentrations among types of real estate are reviewed and approved by the Bank’s Credit Risk Management Committee.

At September 30, 2008, the Bank held $253.7 million (25.4% of total commercial real estate and real estate construction loans) of participations or syndications in commercial real estate and real estate construction loans originated by other financial institutions, compared to $225.6 million (27.7% of total commercial real estate and real estate construction loans) at September 30, 2007.

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

Business development efforts of the Bank’s Commercial Banking Group have been concentrated in the major industry groups in the metropolitan Washington, DC and Baltimore areas, as well as a broad base of businesses and community service organizations. The Bank also has an active commercial lending program which includes offering small business loans through its deposit branches. Commercial loans totaled $830.8 million and $936.0 million at September 30, 2008 and 2007, respectively.

At September 30, 2008, the Bank held $122.2 million (14.7% of total commercial loans) of participations or syndications in commercial loans originated by other financial institutions, an increase from $68.8 million (7.3% of total commercial loans) at September 30, 2007.

Federal laws and regulations limit the Bank’s commercial loan portfolio to 20% of assets, with any excess over 10% consisting of small business loans. At September 30, 2008, the Bank’s commercial loan portfolio represented 5.4% of its assets, with 4.3% consisting of small business loans.

Other Consumer Lending Activities. In addition to the types of loans described above, Chevy Chase currently offers a variety of other consumer loans, including overdraft lines of credit and other unsecured loans for traditional consumer purchases and needs. The Bank does not offer its own credit card loans, but has an agreement with another financial institution pursuant to which that institution issues credit cards in the Bank’s name to the Bank’s local customers. The Bank offers direct prime automobile loans through its branch network, and in December 2006, resumed origination of indirect prime automobile loans from local dealers. The Bank’s portfolios of automobile loans and other consumer loans totaled $257.5 million and $45.9 million, respectively, at September 30, 2008, which accounted for a combined 2.6% of total loans at that date.

Federal laws and regulations limit the Bank’s secured and unsecured consumer loans to 35% of its total assets. Home improvement, secured deposit account and educational loans are not included in the 35% limit. At September 30, 2008, the Bank complied with this limit.

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

The approval process for all types of real estate loans includes appraisals or evaluations of the properties securing the loans and a review of all applicants’ and guarantors’ financial information and credit and payment history. In the case of residential mortgage loans, the Bank’s policy requires an independent verification of the borrower’s income. Prior to April 2008, the Bank’s policies permitted, under certain circumstances, the use of reduced documentation, including reliance on the borrower’s representations of his or her income without independent verification. See “Risk Factors – Our “payment option” and “interest-only” mortgage loans subject us to additional risks.”

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

The Bank currently makes residential mortgage loans for its portfolio in amounts up to 70% of the value of owner-occupied single-family homes. In some circumstances, the Bank originates a first and second residential mortgage loan simultaneously, provided that the aggregate loan amount does not exceed 70% of the value of the residential property. The loan-to-value (“LTV”) ratio generally applied by the Bank to commercial real estate loans and multifamily residential loans has been 80% of the appraised value of the completed project. Currently, the Bank offers home equity loans and credit line loans up to 70% maximum combined loan-to-value (“CLTV”) ratio.

LTV ratios are determined at the time a loan is originated. Consequently, subsequent declines in the value of a loan’s collateral or increases in the balance of the loan, or both, will increase the Bank’s exposure to losses. Loans with LTV ratios which exceed the established supervisory LTV limits, without mortgage insurance, may not exceed 100 percent of the Bank’s total risk-based capital.

OTS regulations require institutions to adopt internal real estate lending policies, including LTV limitations conforming to specific guidelines established by the OTS. The Bank’s current lending policies conform to these regulations.

On all loans secured by real estate, other than home improvement and related loans and certain home equity credit line loans, Chevy Chase requires title insurance policies protecting the priority of the Bank’s liens. The Bank requires fire and casualty insurance for permanent loans, including home equity credit line loans, and fire, casualty and builders’ risk insurance for construction loans. The borrower selects the insurance carrier, subject to Chevy Chase’s approval. Flood insurance is also required for all loans secured by properties in designated flood zones. Generally, for any residential first mortgage loan in an amount exceeding 80% of the value of the security property, Chevy Chase requires mortgage insurance from an unaffiliated mortgage insurance company. The majority of the Bank’s mortgage insurance is currently placed with four carriers, with no single carrier insuring more than 7% of the loan portfolio.

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

Other Consumer Loan and Lease Underwriting. Other consumer loans, which include automobile loans, home improvement and related loans and overdraft lines of credit are originated or purchased by the Bank after a review in accordance with established underwriting procedures.

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

Loan Originations, Securitizations and Sales – Retained Interest and Servicing Assets. During fiscal year 2008, the Bank did not securitize and sell any residential mortgage loans, compared to the securitization and sale of $1.9 billion during fiscal 2007. The decrease reflects developments in the credit markets and, more specifically, in the mortgage markets, that have resulted in reduced investor demand and less favorable terms and pricing in the capital markets for securitizations and sales of residential mortgage loans. Those developments led the Bank to modify its operations to deemphasize securitization activities. Outstanding trust certificate balances decreased by 19.8% to $5.5 billion at September 30, 2008. In connection with its loan origination, securitization and sale activities, the Bank generally receives or retains various interests in the sold loans, which may include servicing assets, securities, or interest-only certificates and/or interest-only strips receivable (collectively, “interest-only assets”). The Bank records those interests as assets on its financial statements and determines the carrying value of the assets based on future cash flows expected to be received by the Bank from the underlying assets. Periodically, the Bank obtains independent valuations as confirmation of management’s estimates of its values for interest-only and servicing assets. All of these cash flows are payable to the Bank before the claims of others. The Bank’s policy is to limit the aggregate amount of mortgage servicing rights and interest-only assets arising out of the securitization and sale of certain of the Bank’s ARMs to 75% of the Bank’s core capital. At September 30, 2008, those assets totaled 44.9% of the Bank’s core capital. The tables below summarize the carrying value of these assets at September 30, 2008 and 2007.

	September 30, 2008
	Not Subordinated	Subordinated	Total
		(in thousands)
Interest-only certificates	$304,856	$—	$304,856
Interest-only strips receivable	34,203	—	34,203

Total interest-only assets	339,059	—	339,059
Servicing assets	152,866	—	152,866
Reserve accounts	2,696	—	2,696

Total	$494,621	$—	$494,621

	September 30, 2007
	Not Subordinated	Subordinated	Total
		(in thousands)
Interest-only certificates	$277,715	$—	$277,715
Interest-only strips receivable	36,396	—	36,396

Total interest-only assets	314,111	—	314,111
Servicing assets	155,680	—	155,680
Reserve accounts	2,982	—	2,982

Total	$472,773	$—	$472,773

The Bank serviced loans owned by others amounting to $12.3 billion and $13.1 billion at September 30, 2008 and 2007, respectively. Primarily as a result of lower actual prepayments and a decrease in estimated future prepayments of loans underlying those assets, partially offset by an increase in actual foreclosures and estimated future foreclosures of loans underlying those assets, the Bank increased the carrying value of its servicing assets and interest-only assets by $22.1 million during fiscal 2008. During fiscal year 2007, the Bank reduced the carrying value of its servicing assets and interest-only assets by $8.5 million, primarily as a result of using a higher discount rate to value its servicing assets and interest-only assets. Historical experience has shown that prepayment speeds on adjustable rate loans are generally correlated to the steepness of the slope of the yield curve, that is, the difference between short-term interest rates on the one hand, which determine interest rates on the adjustable rate mortgages generated by the Bank, and long-term interest rates on the other hand, which determine the interest rates on mortgages with interest rates fixed for longer periods. The steeper the yield curve, the less likely the loan will prepay. The flatter or more inverted the yield curve, the less attractive adjustable rate loans are to consumers and prepayments tend to increase. In addition, as prepayment penalty periods expire, buyers are more likely to prepay their loans. For further information concerning the Bank’s loan servicing rights and loan securitization transactions, see Notes 16 and 17 to the Consolidated Financial Statements in this report.

The Bank’s securitization transactions contain provisions that allow it to purchase the remaining assets and terminate the transaction when the remaining balance of the certificates reaches a specified percentage of the original balance (which is often referred to as a “clean up call”). During 2008, the Bank did not exercise its purchase option on any deals that reached their clean-up call dates. During 2007, the Bank purchased $329.4 million in loans from six transactions that reached their clean up call.

Loan Servicing. The Bank’s servicing assets are carried at estimated fair value with changes in fair value recognized in earnings. The Bank estimates fair value using either third party market prices or discounted cash flow analysis using market-based assumptions for servicing fee income, servicing costs, prepayment rates, default rates and discount rates. The primary variables used in the computation of the fair value are estimated prepayment speeds, cost of servicing and a discount rate.

If actual prepayment or default rates significantly exceed the estimates used to calculate the value of the servicing assets, the actual future cash flow could be less than expected and the value of the servicing assets and the Bank’s earnings could decline. No assurance can be given that underlying loans will not experience significant increases in prepayment or default rates or that the Bank may not have to write down the value of its servicing assets. See Notes 3 and 16 to the Consolidated Financial Statements in this report.

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

The following table sets forth certain information relating to the Bank’s servicing portfolio and servicing income as of or for the years indicated.

	As of or for the Year Ended September 30,
	2008	2007	2006
	(in thousands)
Residential	$12,344,863	$13,127,925	$13,666,622
Home equity	2,677	3,408	4,758

Total amount of loans serviced for others (1)	$12,347,540	$13,131,333	$13,671,380

Servicing and securitization income	$162,318	$90,363	$94,623

(1)	The carrying value of the Bank’s servicing assets and interest-only strips receivable at September 30, 2008, 2007 and 2006 was $491.9 million, $469.8 million and $512.4 million, respectively.

The Bank’s level of servicing and securitization income varies based in large part on the amount of the Bank’s securitization activities with respect to these loan types and with changes in prepayment speeds on the underlying loans. As the Bank securitizes and sells assets, acquires servicing assets either through origination or purchase, or sells mortgage loans and retains the servicing rights on those loans, the level of servicing and securitization income generally increases. During fiscal year 2008, the Bank did not securitize and sell any loan receivables through new securitization trusts compared to $1.9 billion of those transactions during fiscal year 2007. Gains recognized from these securitizations represented a significant portion of the Bank’s earnings in prior periods. However, as a result of market conditions, the Bank has been unable to securitize assets on sufficiently favorable terms and has modified its operations to deemphasize securitization activities. See “Recent Developments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations - Other Income.”

Loan Modifications. The Bank implemented a loan modification plan during fiscal 2008 focused primarily on borrowers with hybrid ARM and payment option ARM loans. As of September 30, 2008, the Bank had modified 419 loans with an aggregate principal balance of $307.7 million. All of these loans are treated as troubled debt restructurings.

Interest-Only Strips Receivable. Interest-only strips receivable are carried at estimated fair value. The Bank estimates fair value by computing the present value of estimated future cash flows to be generated by the underlying loans. The carrying value is adjusted and the adjustment is recognized as a gain or loss in the statement of operations in the period the change occurs. The primary variables that impact the computation of the present value are loan prepayment speeds, discount rate and delinquency status.

If actual prepayments significantly exceed the estimates used to calculate the values of the interest-only strips receivable, the future cash flow could be less than expected and the value of the interest-only strips receivable, as well as the Bank’s earnings, could decline. See Notes 1 and 6 to the Consolidated Financial Statements in this report.

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

Delinquencies, Foreclosures and Allowances for Losses

Delinquencies and Foreclosures. When a borrower fails to make a required payment on a mortgage loan, the loan is considered delinquent and, after expiration of the applicable cure period, the borrower is charged a late fee. The Bank follows practices customary in the banking industry in attempting to cure delinquencies and in pursuing remedies upon default. Generally, if the borrower does not cure the delinquency within 90 days, the Bank initiates foreclosure action. If the loan is not reinstated, paid in full or refinanced, the security property is sold. In some instances, the Bank may be the purchaser. Thereafter, the acquired property is treated as real estate acquired in settlement of loans until it is sold. Deficiency judgments generally may be enforced against borrowers in Maryland, Virginia and the District of Columbia, but may not be available or may be subject to limitation in other jurisdictions in which loans are originated by the Bank. In response to rising levels of home foreclosures, several states have recently enacted, and others are considering, laws that impose delays on the foreclosure process which could result in delays in our ability to liquidate defaulted mortgage loans and increased losses.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Asset Quality – Delinquent Loans” for a discussion of the Bank’s delinquent loan portfolio at September 30, 2008.

Allowance for Losses. The allowance for loan losses represents management’s estimate of credit losses inherent in the Bank’s loan portfolios as of the balance sheet date. The Bank’s methodology for assessing the appropriate level of the allowance consists of several key elements, which include the allocated allowance, specific allowances for identified impaired loans and the unallocated allowance. Management reviews the adequacy of the valuation allowances on loans using a variety of measures and tools including historical loss performance, delinquency status, current economic conditions, internal risk ratings and current underwriting policies and procedures.

The allocated allowance is estimated for both homogeneous and non-homogeneous loan portfolios. The range is calculated by applying loss and delinquency factors to the outstanding loan balances of these portfolios. Loss factors are based on analyses of the historical performance of each loan category and an assessment of portfolio trends and conditions, as well as specific risk factors impacting the loan portfolios. Each homogeneous portfolio is evaluated collectively. In addition, at September 30, 2008 and 2007, as part of its review of the adequacy of the allowance, the Bank performed an analysis of the underlying collateral on all single-family loans that are greater than two payments delinquent. The allowance also includes amounts related to loans that are greater than 180 days delinquent.

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

The Federal Financial Institutions Examination Council (“FFIEC”), which is composed of the OTS and the other federal banking agencies, has issued guidelines regarding the appropriate levels of general valuation allowances that should be maintained by insured institutions and guidance on the design and implementation of loan loss allowance methodologies and supporting documentation practices. The Bank believes that its levels of general valuation allowances at September 30, 2008, and its procedures, comply with the guidelines.

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

The Bank attracts deposits through its branch network and advertisements, and offers depositors access to their accounts through more than 1,000 ATMs. These ATMs significantly enhance the Bank’s position as a leading provider of convenient service in its primary market area. The Bank is a member of the “STAR”® ATM network which offers nationwide access, and the “PLUS”® ATM network, which offers worldwide access. The Bank recently terminated an agreement with a regional grocery store chain that authorized the Bank to provide in-store banking centers in Maryland, Virginia, Delaware and Washington, DC area stores. As of November 30, 2008, 42 supermarket branches have closed.

Chevy Chase accepted brokered and reciprocal deposits in fiscal 2008 as a way to diversify the Bank’s funding sources and had $391.1 million of those deposits at September 30, 2008. Under FDIC regulations, the Bank can accept brokered deposits as long as it meets the capital standards established under the prompt corrective action regulations for well capitalized institutions, or, with FDIC approval, adequately-capitalized institutions. Brokered deposits typically have higher interest rates and are more volatile than traditional retail deposits. However, during fiscal year 2008, in light of market disruptions, the Bank’s management believed they represented an attractive alternative source of funds for the Bank.

The Bank obtains deposits primarily from customers residing in Montgomery and Prince George’s Counties in Maryland and in Northern Virginia. Approximately 60% of the Bank’s deposits at September 30, 2008 were obtained from depositors residing in Maryland, and approximately 25% from depositors residing in Virginia.

The following table shows the amounts of Chevy Chase’s deposits by type of account at the dates indicated.

Deposit Analysis

(Dollars in thousands)

	September 30,
	2008		2007		2006		2005		2004
	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total	Balance	% of Total
Non-interest bearing checking accounts	$1,319,068	11.6%	$1,273,687	11.6%	$1,316,980	12.6%	$1,346,455	13.8%	$1,181,722	13.3%
Interest-bearing checking accounts	2,343,896	20.6	2,303,615	21.1	2,313,152	22.2	2,438,147	24.9	2,244,724	25.4
Money market deposit accounts	1,936,035	17.0	2,166,489	19.8	2,403,060	23.0	2,521,949	25.8	2,364,768	26.7
Savings accounts	1,342,973	11.8	1,063,780	9.7	953,663	9.1	1,153,152	11.8	1,214,307	13.7
Brokered / reciprical deposit accounts	391,058	3.4	—	—	—	—	—	—	—	—
Certificate accounts, less than $100	2,497,248	21.9	2,479,391	22.6	2,088,368	20.0	1,520,829	15.5	1,238,733	14.0
Certificate accounts, $100 or more	1,570,740	13.7	1,662,615	15.2	1,370,541	13.1	801,236	8.2	610,864	6.9

Total deposits	$11,401,018	100.0%	$10,949,577	100.0%	$10,445,764	100.0%	$9,781,768	100.0%	$8,855,118	100.0%

Average Cost of Deposits

	Year Ended September 30,
	2008	2007	2006
Checking deposits	0.21%	0.29%	0.25%
Money market deposits	1.70%	2.68%	2.20%
Savings deposits	1.05%	0.67%	0.41%
Time deposits	4.11%	4.74%	3.94%

Total deposits	2.28%	2.72%	2.03%

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

The following table sets forth Chevy Chase’s deposit flows during the periods indicated.

	Year Ended September 30,
	2008	2007	2006
	(in thousands)
Deposits to accounts	$108,412,268	$96,168,357	$83,202,385
Withdrawals from accounts	(108,195,895)	(95,916,756)	(82,689,839)

Net increase	216,373	251,601	512,546
Interest credited to accounts	235,068	252,212	151,450

Net increase in deposit balances	$451,441	$503,813	$663,996

Deposit growth may be moderated by the Bank from time to time either to take advantage of lower cost funding alternatives or in response to more modest expectations for loan and other asset growth.

The following table sets forth, by weighted average interest rates, the type and amounts of deposits as of September 30, 2008, which will mature during the fiscal years indicated.

Weighted Average Interest Rates of Deposits

(Dollars in thousands)

	Checking and Money Market Deposit Accounts		Savings Accounts		Certificate Accounts		Total
Maturing During Year Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2009	$5,598,999	0.52%	$1,342,973	1.26%	$3,503,788	3.40%	10,445,760	1.58%
2010	—	—	—	—	851,448	3.91	851,448	3.91
2011	—	—	—	—	77,685	4.07	77,685	4.07
2012	—	—	—	—	12,805	3.85	12,805	3.85
2013	—	—	—	—	13,320	3.67	13,320	3.67

Total	$5,598,999	0.52%	$1,342,973	1.26%	$4,459,046	3.51%	$11,401,018	1.78%

The following table summarizes maturities of certificate accounts in amounts of $100,000 or greater as of September 30, 2008.

Year Ending September 30,	Amount	Weighted Average Rate
	(Dollars in thousands)
2009	$1,333,416	3.53%
2010	223,080	4.05%
2011	9,469	4.17%
2012	2,670	3.92%
2013	2,105	3.95%

Total	$1,570,740	3.61%

The following table represents the amounts of deposits by various interest rate categories as of September 30, 2008 maturing during the fiscal years indicated.

Maturities of Deposits by Interest Rates

(In thousands)

	Accounts Maturing During Year Ending September 30,
Interest Rate	2009	2010	2011	2012	2013	Total
Non-interest bearing checking deposits (0%)	$1,319,068	$—	$—	$—	$—	$1,319,068
0.01% to 1.99%	5,570,633	25,215	1,712	135	—	5,597,695
2.00% to 2.99%	1,357,031	29,460	1,625	270	3,310	1,391,696
3.00% to 3.99%	1,380,435	192,796	14,152	8,858	3,494	1,599,735
4.00% to 4.99%	662,561	595,720	59,699	3,542	6,516	1,328,038
5.00% to 5.99%	156,032	8,257	497	—	—	164,786

Total	$10,445,760	$851,448	$77,685	$12,805	$13,320	$11,401,018

Borrowings. As a member of the FHLB of Atlanta, Chevy Chase may apply for advances on the security of its FHLB stock and certain of its mortgages and other assets, principally securities which are obligations of, or guaranteed by, the United States or its agencies, provided certain standards related to creditworthiness have been met.

Extensions of credit may be obtained pursuant to several different credit programs, each of which has its own rate and range of maturities. Advances must be secured by eligible collateral with a value, as determined by the FHLB of Atlanta, at least equal to 100% of Chevy Chase’s outstanding advances. The Bank had outstanding FHLB advances of $1.9 billion and $2.0 billion at September 30, 2008 and 2007, respectively.

From time to time the Bank enters into repurchase agreements, which are treated as financings. The Bank sells securities, which are usually mortgage-backed securities and other investment securities, and agrees to buy back the same securities at a specified time, which is generally within one to 90 days. The Bank pays a stated interest rate for the use of the funds for the specified time period. The obligation to repurchase the securities sold is reflected as a liability and the securities underlying the agreements are included in assets in the Consolidated Statements of Financial Condition in this report. These arrangements are, in effect, borrowings by the Bank secured by the securities sold. The Bank had outstanding repurchase agreements of $127.6 million and $120.5 million at September 30, 2008 and 2007, respectively.

The following table sets forth a summary of the repurchase agreements of the Bank as of the dates and for the years indicated.

	September 30,
	2008	2007
	(Dollars in thousands)
Securities sold under repurchase agreements:
Balance at year-end	$127,620	$120,507
Average amount outstanding during the year	140,691	151,466
Maximum amount outstanding at any month-end	128,315	213,124
Weighted average interest rate during the year	2.12%	4.65%
Weighted average interest rate on year-end balances	3.87%	3.87%

In December 2003, the Bank issued $175 million aggregate principal amount of its 2003 Debentures. The OTS approved the inclusion of the 2003 Debentures in the Bank’s regulatory capital.

The Bank may redeem some or all of the 2003 Debentures at any time at the following redemption prices plus accrued and unpaid interest:

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

Subsidiaries

OTS regulations generally permit the Bank to make investments in service corporation subsidiaries in an amount not to exceed 3.0% of the Bank’s assets, provided that any investment in excess of 2.0% of assets serves primarily community, inner city or community development purposes. These regulations also permit the Bank to make “conforming loans” to those subsidiaries and joint ventures in an amount not to exceed 50% of the Bank’s regulatory capital. At September 30, 2008, 2.0% and 3.0% of the Bank’s assets was equal to $309.6 million and $464.4 million, respectively, and the Bank had $44.2 million invested in its service corporation subsidiaries.

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

Real Estate Activities. Manor Investment LLC, a subsidiary of the Bank, has in the past invested in real estate projects, but held no such investments at September 30, 2008.

Securities Brokerage Services. Chevy Chase Securities, Inc. is a wholly owned subsidiary of Chevy Chase Financial Services Corporation (“CCFS”), which is a wholly owned direct subsidiary of Chevy Chase. Chevy Chase Securities is a licensed broker-dealer, which sells securities on a retail basis to the general public, including depositors and other customers of the Bank.

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

Investment, Management and Fiduciary Services. The Bank offers investment, management and fiduciary services through two wholly owned subsidiaries: Chevy Chase Trust Company, a licensed fiduciary and registered investment advisor, which serves primarily high net worth individuals, and ASB Capital Management LLC, a registered investment adviser, which serves primarily institutional customers. Under the terms of the transaction in which Capital One will acquire the Bank, Chevy Chase Trust Company and ASB Capital Management, LLC are expected to be transferred to Derwood, one of the Bank’s existing shareholders.

Special Purpose Subsidiaries. At September 30, 2008, Chevy Chase Real Estate, LLC, (“CCRE”) a wholly owned subsidiary of Chevy Chase, held 100% of the common stock of six subsidiaries, three of which are active, and a majority of which were formed for the sole purpose of acquiring title to various real estate projects pursuant to foreclosure or deed-in-lieu of foreclosure. The Bank’s aggregate investment in these subsidiaries was $24.2 million at September 30, 2008. CCRE is an operating subsidiary and, therefore, the Bank’s investment in CCRE is not subject to the 3.0% service corporation investment limit discussed above.

Employees

The Bank and its subsidiaries had 3,666 full-time and 477 part-time employees at September 30, 2008. The Bank provides its employees with a comprehensive range of employee benefit programs, including group health benefits, life insurance, disability insurance, paid sick leave, certain free deposit services and certain loan discounts. None of the Bank’s employees is represented by a collective bargaining agreement. The Bank believes that its employee relations are good.

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

According to the most recently published industry statistics, at June 30, 2008, Chevy Chase had the fifth largest market share, with approximately 9.8% of deposits, in the Washington DC metropolitan area. At that same date, the Bank had the largest market share, with approximately 25.9% of deposits, in Montgomery County, Maryland, ranked fourth in market share, with approximately 13.9% of deposits, in Prince George’s County, Maryland and ranked fifth in market share, with approximately 6.4% of deposits in Fairfax County, Virginia, excluding single branch institutions. Based on publicly available information, Chevy Chase estimates that, in the Washington, DC metropolitan area, it is one of the leaders in market share of single-family residential mortgage and home equity credit line loans.

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

The tax sharing agreement generally provides that each member of the Trust’s affiliated group is required to pay the Trust an amount equal to 100% of the tax liability that the member would have been required to pay to the IRS if the member had filed on a separate return basis. These amounts generally must be paid even if the affiliated group has no overall tax liability or the group’s tax liability is less than the sum of those amounts. Under the tax sharing agreement, the Trust, in turn, is obligated to pay to the appropriate tax authorities the overall tax liability, if any, of the group. In addition, to the extent the net operating losses or tax credits of a particular member reduce the overall tax liability of the group; the Trust is required to reimburse that member on a dollar-for-dollar basis, thereby compensating the member for the group’s use of its net operating losses or tax credits. Under the tax sharing agreement, the Bank and its subsidiaries are treated as a single member of the Trust’s affiliated group.

The Bank made net tax sharing payments to the Trust totaling $2.0 million in fiscal year 2008. At September 30, 2008 and 2007, the estimated net tax sharing payment payable to the Trust by the Bank was $0.2 million and $1.8 million, respectively. The $0.2 million due at September 30, 2008, was paid on November 21, 2008.

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

Under the terms of the transaction under which Capital One will acquire the Bank, the tax sharing agreement will terminate no later than the closing and neither the Bank, nor the Trust will have any further liability under the agreement.

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

Risks Relating to Our Banking Business

The difficult overall market conditions have adversely affected our business and results of operations.

Since the middle of 2007, the credit markets have experienced substantial turmoil. This turmoil has resulted in several major financial institutions becoming insolvent, being acquired, or seeking governmental assistance. These events have adversely affected investor confidence in the financial markets. These events have also caused an increased level of consumer and commercial loan delinquencies, declining consumer confidence, increasing market volatility and a widespread reduction in business activity. As a result of these factors, the Bank’s levels of delinquent and non-performing assets, charge-offs and the allowance for possible credit losses have increased significantly, and may continue to increase in the future.

The current turmoil in the mortgage markets could continue to adversely affect our business and operations.

Adverse conditions in the residential mortgage and capital markets, which have worsened in recent months, continue to affect the Bank and its operations. For example, the Bank has, in the past, used the capital markets for securitizations and/or sales of its residential mortgage loans, which generate earnings, provide a significant source of liquidity, reduce credit risk, and facilitate regulatory capital compliance.

These developments, which have affected and continue to affect the credit markets, including the mortgage markets, have resulted in reduced investor demand and less favorable terms and pricing in the capital markets for securitizations and sales of residential mortgage loans. As a result, the Bank did not securitize assets during its 2008 fiscal year, and is unable to predict if or when it will be able to do so in the future. Under these conditions, the Bank has curtailed mortgage production and retained in its portfolio a greater portion of its residential mortgage production than it has historically. While the Bank believes its capital and liquidity positions are currently adequate to meet foreseeable needs, a prolonged period of capital market instability could force the Bank to further curtail mortgage production which could adversely affect future earnings.

Continued deteriorating conditions in the U.S. housing markets may lead to increased losses on loans.

Deteriorating conditions in the U.S. housing market during recent periods have resulted in increased balances of non-accrual loans and increased levels of losses reported by owners of mortgage loans. The combination of lower volumes of home sales transactions, longer marketing periods, growing inventories of unsold homes and increased foreclosure rates has exerted downward pressure on housing prices in many parts of the country, particularly in markets such as the Washington, DC area, California, and Florida in which the Bank has a significant concentration of its residential mortgage loans. As a result, property values have declined in many markets, including the Washington DC area, California and Florida. Faced with these conditions, and increases in their monthly payments due to interest rate or other adjustments to their loans, some borrowers have been unable to either refinance or sell their properties and consequently have defaulted on their loans. In addition, as lenders tighten underwriting guidelines for loan products offered and adjust loan pricing to reflect market conditions, refinancing is made more difficult. If market conditions in the U.S. housing market continue to deteriorate, our financial results could be further adversely impacted.

Our operating results and financial condition may be adversely affected by interest rate changes and other market conditions.

Changes in interest rates affect our financial performance in various ways. Our operating results depend to a large extent on our net interest income, which is the difference between the interest we receive from our loans, securities and other assets and the interest we pay on our deposits and other liabilities. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. If interest rates decrease, our net interest income likely would decrease because interest earned on our loans, mortgages, and other investment securities would decrease more quickly than interest that we pay on interest-bearing liabilities, such as deposits and borrowings. Declines in market interest rates also may result in increased prepayments of loans as borrowers are able to refinance their loans at lower interest rates. Higher than anticipated prepayments could negatively affect our financial condition and results of operations.

Our recent emphasis on shorter-term adjustable-rate loans and core deposits generally results in increased net interest income when market interest rates rise. However, rising market interest rates can adversely affect our operations in other ways, such as by reducing demand for loans, increasing defaults by borrowers who are unable to make the higher loan payments or adversely affecting the marketability and value of the real estate and other collateral securing our loans.

Changes in interest rates and other market conditions, and the relationship between short- and long-term interest rates, also can affect the value of our loans and other interest-sensitive assets, including interests we retain in our securitization transactions, mortgage and non-mortgage servicing rights, and our ability to realize gains on the sale and securitization of assets. For example, at September 30, 2008, our assets included $152.9 million in loan servicing assets and $339.1 million in interest only assets, the value of which is based on market interest rates and depends on the accuracy of our various assumptions concerning items such as prepayment rates, credit losses and interest rates. If actual results differ from our assumptions, the value of those assets, as well as our earnings, could be adversely affected. Our ability to originate adjustable rate mortgage loans also suffers when short-term interest rates are similar to or higher than longer-term rates.

For further discussion of interest rate risk considerations, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Asset and Liability Management” elsewhere in this Form 10-K.

Our “payment option” and “interest-only” mortgage loans subject us to additional risks.

Approximately 26.5% of our assets consist of adjustable rate mortgage loans that permit borrowers to defer payment of principal and/or interest. During fiscal year 2008, the Bank originated $2.5 billion of mortgage loans, of which $562.6 million contained terms that permit negative amortization. These features, coupled with the adjustable interest rates on these loans, can cause borrowers’ payments to increase substantially. In the absence of offsetting factors, such as higher wages, those increased payments could result in higher defaults and require increases in our allowance for loan losses. If all borrowers choose to pay only the minimum payment, approximately 380 loans with aggregate outstanding balances of $145.1 million, would reach their payment recast ceiling during fiscal year 2009 (assuming LIBOR rates remain unchanged from levels at November 12, 2008) and, as a result, the payment amount would increase to a fully amortizing payment. The potential for significant increases in the payments required to be made by these borrowers, coupled with the relative complexity of these products when compared to traditional mortgage loans, has subjected us to increased litigation and reputation risk, particularly in an environment of rising interest rates and declining property values. These loans also can result, under certain circumstances, in our recognition as interest income, payments that have not yet been made by the borrowers (i.e. negative amortization), which may lead to future losses if the borrowers ultimately fail to make those payments. At September 30, 2008, cumulative uncollected deferred interest totaled $156.3 million.

In addition, many of these loans were originated under Bank policies that did not require independent verification of the borrower’s income. Although the Bank imposed other requirements, such as lower maximum loan-to-value ratios, designed to reduce the risk associated with these loans, these loans are inherently more risky than comparable loans for which full documentation and verification was required. In response to market conditions, the Bank has tightened its policies and no longer originates these types of loans. However, there can be no assurances that the Bank will not suffer proportionately greater losses on these types of loans already in its portfolio, or that the tightened lending practices will result in less defaults and losses.

For a further discussion of these lending activities, refer to “Business— Lending and Leasing Activities – Single Family Residential Real Estate Lending” elsewhere in this Form 10-K.

We have historically depended on asset securitizations for additional liquidity and for other purposes, and the success of these transactions depends on our ability to correctly predict prepayment rates. In addition, our ability to access the securitization markets is dependent upon market conditions, and we cannot predict whether and when market conditions will improve.

In our securitization transactions, we typically recognize gain on the sale and a related retained interest in a securitized pool of loans that we sell (sometimes through another entity that we establish) to a special purpose vehicle, typically a trust, which, in turn, sells securities backed by interests in the pool. The value of the retained interest that we recognize depends on several assumptions regarding the future performance of the securitized pool. The value of our retained interest may increase or decrease materially if actual prepayment rates differ from our original assumptions or if market interest rates change. As a result, our financial condition has been and may continue to be adversely affected by our inability to make accurate assumptions regarding the future performance of a securitized pool.

As a result of the continuing market turmoil, we were unable to access the securitization markets during our 2008 fiscal year, and we have had to adjust our operations to reflect our inability to rely on securitizations. Our ability to access the asset-backed securitization markets in the future depends on several factors, including:

•	our ability to originate additional loans for securitization and sale;

•	conditions in the securities markets, generally;

•	conditions in the asset-backed securitization markets;

•	our ability to obtain third-party credit enhancement;

•	our ability to adequately service the securitized loans; and

•	the absence of any material downgrading or withdrawal of ratings given to securities previously issued in our securitizations.

We are highly regulated and failure to satisfy constantly evolving requirements, including minimum regulatory capital ratios, could adversely affect our business and operations.

As a federal savings bank, we are subject to extensive and frequently changing legislative, regulatory and accounting requirements. Many of these requirements place restrictions on our operations. In addition, failure to comply with these requirements can subject us to regulatory enforcement actions, including monetary penalties, and can hurt our reputation with our existing and potential customers.

The requirement to meet minimum regulatory capital ratios is particularly important to our operations. Our capital ratios at September 30, 2008 satisfied the regulatory requirements and were sufficient to meet the standards for classification as a “well capitalized” institution, the highest of five categories under the OTS’s “prompt corrective action” regulations. For further information about our regulatory capital levels, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition –Capital” elsewhere in this Form10-K.

Our ability to maintain our regulatory capital at appropriate levels depends on many factors, including general economic conditions, discretion of our regulators and the performance of our loan and lease portfolios. Also, we have historically relied on preferred stock and subordinated debt as significant components of our regulatory capital. Those instruments require significant fixed payments to holders, which increase our expenses and make it more difficult for us to generate additional core capital through retained earnings. In addition, we are a privately held company and as a result we may not be able to access the capital markets as easily and on terms as favorable as if we were a public company.

Failure to meet these capital requirements can subject us to a series of regulatory actions that generally become more severe as our capital levels decline. Those actions can include restricting our payment of dividends, limiting our asset growth, restricting our activities, requiring us to raise additional capital, restricting payments on our subordinated debt or, if our “tangible capital” level is reduced below 2%, placing us into conservatorship or receivership.

For further information about our regulatory capital requirements, including potential changes to those requirements, refer to “Business – Regulation – Regulatory Capital” elsewhere in this Form 10-K.

Recently proposed changes to the FDIC deposit insurance premium structure as well as the Bank’s participation in the FDIC’s Temporary Liquidity Guaranty Program are likely to increase our cost of FDIC insurance in future periods. For further information about our FDIC insurance premiums, refer to “Business – Regulation – Deposit Insurance Premiums” and “Business – Regulation – Recent Legislative and Regulatory Developments” in this report.

We operate in a highly competitive environment, which could adversely impact our ability to attract and retain customers, as well as the pricing of our loans, deposits and other products, causing us to lose market share, deposits and revenues.

We are subject to intense competition from various financial institutions and from non-bank entities that engage in similar activities without being subject to the same regulatory supervision and restrictions. In making loans, we compete with traditional banking institutions as well as consumer finance companies, leasing companies and other non-bank lenders. Loan pricing and credit standards are under competitive pressure as lenders seek to deploy capital and a broader range of borrowers have access to other sources of funding.

Traditional deposit activities are subject to pricing pressures and customer migration as a result of intense competition for consumer investment dollars. We compete for deposits with other commercial banks, savings banks, savings and loan associations, credit unions, insurance companies, and issuers of commercial paper and other securities, including mutual funds.

Many of our competitors are substantially larger and have substantially more resources than us.

For further information about our competitive environment, please see “Business—Competition” in this report.

A substantial amount of our revenue is derived from non-interest income, which can be less predictable than net interest income.

In recent years, non-interest income, which is reflected as “Other Income” on our consolidated statements of operations, has been an important source of our revenues. We have earned non-interest income primarily from loan servicing and deposit servicing fees, gains on securitizations or sales of loans and mortgage-backed securities, and automobile rental income. For the fiscal years ended September 30, 2008, 2007 and 2006, we recognized non-interest income of approximately $461.9 million, $370.8 million and $392.6 million, respectively. Our ability to generate non-interest income depends upon market interest rates, consumer preferences, the demand for mortgage and other loans and leases, conditions in the loan sale market, the level of securitized receivables and other factors, many of which are beyond our control. The amount of this income, therefore, can fluctuate substantially. This can be a particular problem for us because of our relatively high proportion of fixed costs such as the payments required on our preferred stock and subordinated debt. A significant decrease in our non-interest income could adversely affect our results of operations and financial condition.

If our allowance for losses is not sufficient to absorb losses in our loan and real estate portfolios, it will adversely affect our financial condition and results of operations.

Some borrowers may not repay loans that we make to them. We record on our financial statements an allowance for possible losses from our loan and real estate portfolios, which reflects management’s best estimates of losses, both known and inherent, in the portfolios. However, we cannot predict losses with certainty. It is possible that we will suffer losses in excess of our allowance for losses, or that future evaluations of our asset portfolio will require significant increases in the allowance for losses as a result of changes in economic conditions, regulatory examinations or our own internal review process. In this event, our financial condition and results of operations will be adversely affected.

We are subject to risks in connection with our ownership by the Trust.

The Trust owns 80% of our outstanding common stock. Under our tax sharing agreement with the Trust and other affiliates, we are required to pay the Trust an amount equal to 100% of the tax liability that we would have been required to pay to the Internal Revenue Service, commonly referred to as the IRS, if we had filed our own tax return. These amounts generally must be paid even if the affiliated group has no overall tax liability or the group’s tax liability is less than the sum of those amounts. Under the tax sharing agreement, the Trust, in turn, is obligated to pay to the appropriate tax authorities the overall tax liability, if any, of the group.

Generally, in recent years, the operations of the Trust have generated net operating losses, while we have had taxable income. This taxable income generally has been sufficient to fully utilize the losses of the Trust.

However, in the event we have net operating losses or unused tax credits in any taxable year, under the tax sharing agreement the Trust is obligated to reimburse us in an amount generally equal to:

•	the tax benefit to the group of using those tax losses or unused tax credits in the group’s consolidated federal income tax return for such year; and

•

to the extent those losses or credits are not used by the group in that year, the amount of the tax refunds which we would otherwise have been able to claim if we were not included in the consolidated federal income tax return of the group, but not in excess of the net amount paid by us to The Trust pursuant to the tax sharing agreement.

There is no assurance that the Trust, which has historically operated at a loss, would be able to fulfill this obligation. If the Trust did not make the reimbursement, the OTS could attempt to characterize the nonpayment as an extension of credit by us to the Trust which is prohibited under current law. The tax sharing agreement itself does not provide for any specific remedies upon a breach by any party of its obligations under the agreement.

In addition, we, as a member of an affiliated group of corporations filing consolidated income tax returns, are liable under the Internal Revenue Code of 1986, as amended, which we refer to as the Code, for the group’s tax liability. Although we would be entitled to reimbursement under the tax sharing agreement for income tax paid with respect to the income of other members of the affiliated group, there can be no assurance that the Trust or other members would be able to fulfill this obligation.

For further information about our tax sharing agreement, please see “Business—Federal Taxation—Consolidated Tax Returns; Tax Sharing Payments elsewhere in this report.

The Trust has traditionally used tax sharing and dividend payments from us to fund a significant portion of its operations. To the extent we pay dividends to the Trust, those funds are not available for our own operations.

Our business is concentrated in the metropolitan Washington, DC area and would be negatively impacted by an economic downturn in the local economy.

Our principal deposit and lending market is concentrated in the metropolitan Washington, DC area. Accordingly, a disproportionate economic downturn in the local economy would have a greater negative impact on our overall financial performance than on the overall financial performance of larger financial institutions whose borrowers and real estate portfolios are more geographically diverse. In addition, a significant percentage of our mortgage loans are secured by properties in California, and as a result we are subject to risks relating to the California markets.

We are controlled by B. Francis Saul II, whose interests may conflict with those of the holders of our debentures and preferred stock.

B. Francis Saul II, members of his family, and entities controlled by or otherwise affiliated with him, directly or indirectly own all of the outstanding shares of our common stock. As a result, Mr. Saul exercises significant influence over our affairs, and that influence might not always be consistent with the interests of some, or a majority, of the holders of our debentures or preferred stock. For example, Mr. Saul may choose to focus on building the long-term franchise value of the Bank rather than pursuing strategies designed to enhance short-term profitability.

Risks Relating to Our Real Estate Business

If we do not receive dividends and tax sharing payments from the Bank our business and financial condition could be adversely affected.

To meet our cash needs, we have historically relied, in part, on dividends paid on the common stock of the Bank, of which we own 80%, and payments made by the Bank under the tax sharing agreement. In the event that the Bank transaction (see Note 39) is consummated, we will no longer have access to these sources of cash. The availability and amount of tax sharing payments and/or dividends has historically depended on:

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

If we do not receive dividends or tax sharing payments from the Bank, we may need to raise funds from other sources. In fiscal 2008 and 2007, the Bank paid us $2.0 million and $4.0 million, respectively, in tax sharing payments. In fiscal 2007 the Bank paid us $16.0 million in dividends. No dividends were received in fiscal 2008.

The Real Estate Trust has historically experienced losses, before taking into account asset sales, which could adversely affect our business and financial condition.

Historically, we have had operating losses before accounting for gains from the sale of properties and before the consolidation of the Bank into our financial statements. For fiscal 2007, the loss from continuing operations was $2.5 million. The Real Estate Trust recognized income from continuing operations of $17.0 million in fiscal 2008, which included a one-time gain on partial sale of Saul Centers stock of $30.4 million. If we continue to operate at a loss and we do not receive dividends and tax sharing payments from the Bank or funds from other sources, our business and financial condition could be adversely affected.

Historically, the fixed expenses of our real estate operations have been greater than our earnings generated by our real estate operations available to pay those expenses, which could adversely affect our business and financial condition.

During the past five fiscal years, we had sufficient funds available to pay our required interest, debt and ground rent expenses. On a consolidated basis, our total available earnings exceeded our fixed charges by $32.1 million, $94.5 million, $125.0 million, $172.0 million and $185.3 million in fiscal years 2008, 2007, 2006, 2005 and 2004, respectively. However, the fixed charges of our real estate operations exceeded the earnings generated by our real estate operations for three of our last five fiscal years. We cannot assure that, in future fiscal years, the revenues generated by our real estate operations will exceed the fixed charges of our real estate operations. As a result, during three of the past five fiscal years the Real Estate Trust depended on other sources of financing, including the receipt of dividends and tax sharing payments from the Bank to pay its fixed charges, including payment of principal and interest on the notes. Excluding the dividend and tax sharing payments from the Bank, the Real Estate Trust’s fixed charges would have exceeded its available earnings by $900,000, $2.3 million and $17.9 million in fiscal years 2007, 2005 and 2004, respectively. If the Real Estate Trust is unable to fund any future shortfall between available earnings and required payments with payments from the Bank or from other sources, our business and financial condition could be adversely affected.

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

As of September 30, 2008, we had approximately $615.2 million of mortgage debt outstanding, secured by the majority of our operating properties, $250.0 million of notes secured by our investment in the Bank and $15.0 million in line of credit borrowings secured by our investments in Saul Centers and Saul Holdings Partnership.

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

Recent events and trends in the real estate and credit markets may affect our business, results of operations and ability to obtain capital.

There has been a significant downturn in the national real estate market, including the metropolitan Washington, D.C. area, where the majority of the our office and hotel properties are located. Continued deterioration in the local economies where our properties are located may lead to lower hotel occupancy and average daily room rates, increased tenant bankruptcies, increased vacancies and decreased rental rates in the office and industrial portfolio.

As of September 30, 2008, fixed rate debt represents approximately 98% of our notes payable, thus minimizing the effect of increased interest rates on our financial condition. Our earliest fixed rate debt maturity, approximately $4.0 million, is September, 2010 and our lines of credit, maturing January, 2010 and June 2010, both contain provisions for one-year extensions. As of September 30, 2008, we have loan availability of $130.0 million on our $150.0 million revolving credit facilities.

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

As of September 30, 2008, we were in compliance with all such covenants. If we were to breach any of our debt covenants and did not cure the breach within any applicable cure period, our lenders could require us to repay the debt immediately, and, if the debt is secured, could immediately begin proceedings to take possession of the property securing the loan. Some of our debt arrangements are cross-defaulted, which means that the lenders under those debt arrangements can put us in default and require immediate repayment of their debt if we breach and fail to cure a covenant under certain of our other debt obligations. As a result, any default under our debt covenants could have an adverse effect on our financial condition, our results of operations and our ability to meet our obligations.

If the share price of Saul Centers common stock falls below $37.40 per share, our borrowing availability under our revolving credit facilities will be reduced.

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

The Real Estate Trust is currently developing a 107 unit townhome development in the metropolitan Atlanta, Georgia market. As of December 8, 2008, 49 of the 107 units have been sold. Market conditions in the housing industry have slowed significantly in 2007 and 2008 in our market, as new contracts have declined and cancellation rates have increased. The homebuilding industry is cyclical, has from time to time experienced significant difficulties and is significantly affected by changes in general and local economic conditions such as:

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

As of September 30, 2008, the amount of the tax sharing payments that the Real Estate Trust received from the Bank and that is subject to recapture should the Bank have future tax losses is $6.2 million. In future years, the amount of the tax sharing payments that is subject to recapture will vary based on the actual amounts of taxable income and losses generated by the Real Estate Trust and by the Bank.

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

The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports in the 180 days preceding September 30, 2008 that remain unresolved.

ITEM 2.	PROPERTIES

REAL ESTATE

A list of the investment properties of the Real Estate Trust is set forth under “Item 1. Business—Real Estate—Real Estate Investments.”

The Trust conducts its principal business from its executive offices at 7501 Wisconsin Avenue, Suite 1500, Bethesda, Maryland. The Saul Company leases all office facilities on behalf of the Trust.

BANKING

At September 30, 2008, the Bank conducted its business from its home office at 7926 Jones Branch Drive, McLean, Virginia and its executive offices at 7501 Wisconsin Avenue, Bethesda, Maryland; its operations centers at 6151 and 6200 Chevy Chase Drive, and 14601 Sweitzer Lane, Laurel, Maryland; and 273 full-service offices located in Maryland, Virginia, Delaware and the District of Columbia. On that date, the Bank owned the building and land for 60 of its branch offices and leased its remaining 213 branch offices. Chevy Chase leases the office facilities at 7926 Jones Branch Drive, 6200 Chevy Chase Drive and 14601 Sweitzer Lane. Chevy Chase leases office facilities at 1919 M Street, NW, Washington, DC, which previously housed a subsidiary that relocated to the Bank’s executive offices during 2005. Chevy Chase owns the building and leases the land at 7501 Wisconsin Avenue. In addition, the Bank leases office space in which its subsidiaries are housed. The office facility leases have various terms expiring from fiscal years 2008 to 2033 and the ground leases have terms expiring from fiscal years 2029 to 2081. The Bank owns the building and land for its operations center at 6151 Chevy Chase Drive, Laurel, Maryland.

At September 30, 2008, the net book value of the Bank’s office facilities, including leasehold improvements, was $363.9 million, net of accumulated depreciation of $181.3 million. The Bank owns additional assets, including furniture and data processing equipment. At September 30, 2008, these other assets had a book value of $337.0 million, net of accumulated depreciation of $198.8 million. The Bank also has operating leases, primarily for certain data processing equipment and software. Those leases have month-to-month or year-to-year terms. See Note 18 to the Consolidated Financial Statements in this report.

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

BANKING

During the normal course of business, the Bank is involved in litigation, which may include litigation arising out of its lending activities, the enforcement or defense of the priority of its security interests, the continued development and marketing of certain of its real estate properties and certain employment claims. Although the amounts claimed in some of these suits in which the Bank is a defendant may be material, the Bank denies liability and, in the opinion of management, litigation which is currently pending will not have a material impact on the financial condition or future operations of the Bank. On January 16, 2007, in the case of Andrews v. Chevy Chase Bank in the U.S. District Court for the Eastern District of Wisconsin, the court ruled that the Bank’s disclosures relating to certain residential mortgage loans violated the federal Truth-in-Lending (“TIL”) Act and certified a class of borrowers were entitled to rescind their loans. On September 24, 2008, the U.S. Court of Appeals for the Seventh Circuit granted the Bank’s motion to reverse the trial court’s order certifying the class and the plaintiffs’ request for rehearing was denied on October 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There currently is no established public trading market for Common Shares. At December 15, 2008, there were seven corporate holders of record of Common Shares. All holders of Common Shares at such date were affiliated with the Trust. The Trust has no common share equivalents. The Trust declared the following common dividends during fiscal 2008. On January 17, 2008, the Trust declared a dividend on its common shares of $0.248 per share, totaling approximately $1.2 million, payable on January 18, 2008, to holders of record on December 31, 2007. On March 6, 2008, the Trust declared a dividend on its common shares of $0.436 per share, totaling approximately $2.1 million, payable on March 7, 2008, to holders of record on March 6, 2008. On June 19, 2008, the Trust declared a dividend on its common shares of $0.342 per share, totaling approximately $1.6 million, payable on June 20, 2008, to holders of record on June 19, 2008. On September 18, 2008, the Trust declared a dividend on its common shares of $0.342 per share, totaling approximately $1.6 million, payable on September 19, 2008, to holders of record on September 18, 2008. The Trust declared the following common dividends during fiscal 2007. On January 18, 2007, the Trust declared a dividend on its common shares of $0.248 per share, totaling approximately $1.2 million, payable on January 19, 2007, to holders of record on December 29, 2006. On March 8, 2007, the Trust declared a dividend on its common shares of $0.4362 per share, totaling approximately $2.1 million, payable on March 13, 2007, to holders of record on March 9, 2007. On June 28, 2007, the Trust declared a dividend on its common shares of $0.342 per share, totaling approximately $1.6 million, payable on June 29, 2007, to holders of record on June 22, 2007. On September 20, 2007, the Trust declared a dividend on its common shares of $0.342 per share totaling approximately $1.6 million, payable on September 25, 2007, to holders of record on September 20, 2007. See “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data of the Trust herein have been derived from the Consolidated Financial Statements of the Trust. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this report.

SELECTED FINANCIAL DATA

	Year Ended September 30,
(In thousands, except per share amounts and other data)	2008	2007	2006	2005	2004
STATEMENT OF OPERATIONS DATA:
Real Estate:
Revenues	$204,156	$199,545	$169,637	$139,504	$123,646
Operating expenses	231,679	216,117	182,134	155,381	156,851
Equity in earnings of unconsolidated entities, net	11,443	12,540	10,051	8,246	7,788
Gain on partial sale of Saul Centers Stock	30,356	—	—	—	—
Gain on sales of property	—	1,534	416	263	2,769
Gain on sale of investment	2,727	—	—	—	—

Real estate operating income (loss)	17,003	(2,498)	(2,030)	(7,368)	(22,648)

Banking:
Interest income	759,323	826,819	737,346	575,133	443,436
Interest expense	318,854	388,291	318,171	207,193	163,022

Net interest income	440,469	438,528	419,175	367,940	280,414
(Provision) credit for loan losses	(318,519)	(3,383)	9,004	11,569	14,522

Net interest income after (provision) credit for loan losses	121,950	435,145	428,179	379,509	294,936

Other income:
Deposit servicing fees	174,015	153,574	144,548	136,279	129,107
Servicing, securitization and mortgage banking income	209,895	145,757	156,438	169,472	213,887
Automobile rental income	590	8,309	35,196	81,963	157,034
Asset management fees	44,634	38,927	33,291	18,803	14,857
Other	32,725	24,212	23,103	33,713	22,444

Total other income	461,859	370,779	392,576	440,230	537,329

Operating expenses	613,466	695,120	681,952	630,044	601,050

Banking operating (loss) income	(29,657)	110,804	138,803	189,695	231,215

Total Company:
(Loss) income from continuing operations before income taxes and minority interest	(12,654)	108,306	136,773	182,327	208,567
Income tax (benefit) provision	(13,632)	35,435	39,663	59,141	70,480

Income from continuing operations before minority interest	978	72,871	97,110	123,186	138,087
Minority interest held by affiliates	7,887	(9,041)	(13,597)	(19,516)	(23,070)
Minority interest - other	(29,293)	(29,213)	(29,141)	(29,071)	(37,195)

(Loss) income from continuing operations	(20,428)	34,617	54,372	74,599	77,822
Discontinued real estate operations, net of income taxes	—	—	2,590	(1,001)	(1,122)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	—

Total company net (loss) income	$(20,428)	$34,617	$56,962	$73,598	$76,700

Net (loss) income available to common shareholders	$(25,846)	$29,199	$51,544	$68,180	$71,282

Net (loss) income per common share:
(Loss) income from continuing operations	$(5.38)	$6.07	$10.18	$14.39	$15.06
Discontinued operations	—	—	0.54	(0.21)	(0.23)
Cumulative effect of change in accounting principle	—	—	—	—	—

Net (loss) income per common share (Basic and Diluted)	$(5.38)	$6.07	$10.72	$14.18	$14.83

Continued on following page.

SELECTED FINANCIAL DATA

(Continued)

	Year Ended September 30,
(In thousands, except per share amounts and other data)	2008	2007	2006	2005	2004
BALANCE SHEET DATA:
Assets:
Real estate assets	$745,760	$751,886	$662,812	$465,830	$458,169
Income-producing properties, net (1)	437,498	417,853	373,093	270,828	273,360
Land parcels	51,204	43,354	44,582	48,029	41,654
Construction in progress	91,932	83,756	34,946	—	—
Banking assets	15,463,429	15,089,063	14,141,121	14,244,961	13,270,847
Total company assets	16,209,189	15,840,949	14,803,933	14,710,791	13,729,016
Liabilities:
Real estate liabilities	965,188	923,172	832,379	660,219	676,301
Mortgage notes payable (1)	615,152	579,639	488,339	294,328	311,316
Notes payable - secured	250,000	250,000	250,000	250,000	250,000
Notes payable - unsecured	—	—	21,398	57,760	56,428
Revolving credit facilities	15,000	14,000	—	—	—
Banking liabilities	14,455,419	14,101,524	13,192,459	13,324,284	12,400,167
Minority interest held by affiliates	142,374	138,305	130,529	124,932	114,933
Minority interest - other	296,140	296,013	296,013	296,013	296,013
Total company liabilities	15,859,121	15,459,014	14,451,380	14,405,448	13,487,414
Shareholders’ equity	350,068	381,935	352,553	305,343	241,602

OTHER DATA (1):
Hotels:
Number of hotels	19	18	17	17	18
Number of guest rooms	3,438	3,267	3,110	3,383	3,573
Average occupancy	68%	71%	70%	68%	66%
Average room rate	$138.59	$136.54	$128.88	$106.81	$91.67
Office properties:
Number of properties	15	15	14	14	13
Leasable area (square feet)	2,170,225	2,168,056	1,990,147	1,990,147	1,978,016
Leasing percentages	88%	86%	92%	91%	89%
Land parcels:
Number of parcels	10	10	11	12	10
Total acreage	409	370	439	452	381

(1)	Includes real estate held for sale for fiscal 2005 and earlier.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Interest-Only Strips Receivable and Certificates: The Bank sells loans and retains an interest-only strip receivable or receives an interest-only certificate related to the sold loans. The interest-only assets are initially recorded by allocating the previous carrying value of the assets involved in the transactions between the assets sold and the interests retained, including the interest-only strips receivable. Subsequently, the interest-only assets are carried at their estimated fair values, with changes in fair value reflected in income. Fair value of these interest-only assets is based on discounted expected future cash flows, which are determined using various assumptions, the most significant of which are discount rates and prepayment speeds. The Bank also engages independent firms with expertise in this area to evaluate these assets and determine a range of fair values. If actual prepayment or default rates significantly exceed the estimates, the actual amount of future cash flow could be less than the expected amount and the value of the interest-only assets, as well as the Bank’s earnings, could decline. The Bank did not have any credit enhancing interest-only strips receivables at September 30, 2008 or 2007.

Mortgage Servicing Rights (“MSR”): The Bank sells mortgage loans and retains the right to service those loans. Also, the Bank has purchased the right to service mortgage loans originated by third parties. Effective with the adoption of SFAS 156, on October 1, 2007, the Bank’s MSRs are carried at fair value. Fair value of MSR is based on discounted expected future income, net of related expenses, to be generated by servicing the underlying loans. When determining fair value, the Bank uses several assumptions, the most significant of which are the estimated rate of repayment of the underlying loans and a discount rate. The Bank also engages independent firms with expertise in this area to evaluate these assets and determine a range of fair values. If actual repayment rates significantly exceed the estimates, the actual amount of future cash flow could be less than the expected amount and the value of the MSR, as well as the Bank’s earnings, could decline.

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

FINANCIAL CONDITION

REAL ESTATE

The Real Estate Trust’s investment portfolio at September 30, 2007, consisted primarily of hotels, office and industrial buildings, and land parcels. At September 30, 2008, the Real Estate Trust’s hotel portfolio, including the January 2007 and October 2007 newly constructed hotels, is comprised of 19 properties containing 3,438 available rooms. The office and industrial property portfolio consisted of 15 properties with a total gross leasable area of 2,170,000 square feet. See “Item 1. Business — Real Estate — Real Estate Investments.”

The hotel portfolio, excluding the newly constructed properties placed in service in January 2007 and October 2007, (“Same hotel properties”) experienced an average occupancy of 68.2% and an average room rate of $139.28 during fiscal 2008, compared to an average occupancy of 71.4% and an average room rate of $136.78 during the prior fiscal year. REVPAR (revenue per available room) for the same hotel properties was $94.95 for fiscal 2008, down 2.8% compared to REVPAR for fiscal 2007 of $97.71.

During fiscal 2008, the Real Estate Trust’s hotel portfolio experienced a slight increase in average room rates which was offset by a slight decrease in occupancy resulting in a decrease in REVPAR for the period when compared to fiscal 2007.

The Real Estate Trust’s office and industrial property portfolio was 88.2% leased at September 30, 2008, compared to a leasing rate of 86.3% at September 30, 2007. The majority of the increase in occupancy is due to the re-leasing of an approximately 100,000 square foot, single tenant, industrial building located in Northern Virginia. The prior tenant vacated this space on March 31, 2007. Rental income from this space commenced during the quarter ended June 30, 2008. This increase in occupancy was partially offset by decreases at other office and industrial properties. At September 30, 2008, of the total gross leasable area of 2,170,000 square feet, 359,930 square feet (16.6%) and 369,534 square feet (17.0%) were subject to leases expiring in fiscal 2009 and fiscal 2010, respectively. Expiring leases, by property, are detailed in Part I, Item I of this Form 10-K. The Real Estate Trust is actively marketing all expiring space, both through possible renewals or new tenants.

BANKING

General. The Bank’s assets increased by $374.4 million to $15.5 billion during fiscal year 2008. The Bank recorded an operating loss of $29.7 million during fiscal year 2008, compared to operating income of $110.8 million during fiscal year 2007. The decline in operating income was primarily attributable to a significant increase in the provision for loan losses due to the continued decline in general economic conditions and the credit and housing markets, and was partially offset by increases in servicing, securitization and mortgage banking income and deposit servicing fees and decreases in salaries and employee benefits and servicing assets adjustments and other loan expenses. See “Results of Operations.”

Ongoing conditions in the broader credit markets and, more specifically, in the mortgage markets, have resulted in reduced investor demand and less favorable terms for securitizations and sales of residential mortgage loans. As a result, the Bank did not securitize and sell any loans during the year ended September 30, 2008. During fiscal year 2007, the Bank securitized and sold $1.9 billion of loans and recognized gains of $48.6 million.

At September 30, 2008, the Bank’s tangible, core, tier 1 risk-based and total risk-based regulatory capital ratios were 5.96%, 5.96%, 8.77% and 11.67%, respectively. The Bank’s capital ratios exceeded regulatory requirements as well as the standards established for well-capitalized institutions under OTS prompt corrective action regulations. See “Capital.”

During fiscal year 2008 the Bank did not pay any dividends on its Common Stock.

The Bank’s assets are subject to review and classification by the OTS upon examination. The OTS is currently conducting a regular safety and soundness examination of the Bank that is expected to conclude in January 2009.

Asset Quality. Non-Performing Assets. The Bank’s overall level of non-performing assets increased during fiscal year 2008 due primarily to increased levels of non-accrual residential mortgage loans and higher levels of REO due to increased foreclosures of residential mortgage properties. The following table sets forth information concerning the Bank’s non-performing assets at the dates indicated. The figures shown are after charge-offs and, in the case of real estate acquired in settlement of loans, after all valuation allowances.

Non-Performing Assets

(Dollars in thousands)

	September 30,
	2008	2007	2006	2005	2004
Non-performing assets:
Non-accrual loans:
Residential mortgage	$472,657	$76,675	$27,352	$20,874	$8,993
Home equity	9,881	5,559	1,858	1,443	1,767
Construction to permanent	44,820	3,972	1,481	—	—

Total non-accrual real estate loans	527,358	86,206	30,691	22,317	10,760
Commercial	2,303	571	13	30	242
Subprime automobile	—	—	14	375	1,164
Prime automobile	417	211	505	768	1,069
Other consumer	269	126	202	216	472

Total non-accrual loans (1)	530,347	87,114	31,425	23,706	13,707
Real estate acquired in settlement of loans, net	91,985	48,443	32,310	20,265	20,357

Total non-performing assets	$622,332	$135,557	$63,735	$43,971	$34,064

Troubled debt restructurings (2)	$307,724	$—	$—	$—	$—

Allowance for losses on loans (3)	$278,904	$29,000	$25,000	$28,640	$37,750
Allowance for losses on real estate held for investment	—	—	—	—	202

Total allowances for losses	$278,904	$29,000	$25,000	$28,640	$37,952

Interest income recorded on:
Non-accrual assets	$1,210	$2,690	$1,488	$449	$180

Restructured loans	$2,774	$—	$—	$—	$—

Interest income that would have been recorded had non performing and restructured loans been current in accordance with their original terms:
Non-accrual assets	$10,822	$4,578	$1,801	$1,034	$1,206

Restructured loans	$3,178	$—	$—	$—	$—

Ratios:
Non-performing assets to total assets	4.02%	0.90%	0.45%	0.31%	0.26%
Allowance for losses on real estate loans to non-accrual real estate loans (1)	48.11%	19.28%	36.33%	47.48%	91.02%
Allowance for losses on loans to non-accrual loans (1)	52.59%	33.29%	79.55%	120.81%	275.41%
Allowance for losses on loans to total loans receivable (4)	2.34%	0.24%	0.24%	0.26%	0.36%

(1)	Before deduction of allowances for losses.

(2)	Includes $7.5 million of TDRs which are also included as non-accrual loans.

(3)	Allowance for loan losses includes $57.7 million related to loans greater than 180 days delinquent.

(4)	Includes loans receivable and loans held for securitization and/or sale, before deduction of allowance for losses.

Non-performing assets include non-accrual loans and REO, acquired either through foreclosure or deed-in-lieu of foreclosure, or pursuant to in-substance foreclosure. Non-accrual loans consist of loans contractually past due 90 days or more or with respect to which other factors indicate that full payment of principal and interest is unlikely.

Non-performing assets totaled $622.3 million at September 30, 2008, compared to $135.6 million, at September 30, 2007. The Bank maintained valuation allowances of $278.9 million and $29.0 million on its loan portfolio at September 30, 2008 and 2007, respectively. The $486.7 million increase in non-performing assets reflected a net increase in non-accrual loans of $443.2 million coupled with an increase in REO of $43.5 million.

Non-accrual Loans. The Bank’s non-accrual loans totaled $530.3 million at September 30, 2008, an increase from $87.1 million at September 30, 2007. At September 30, 2008, non-accrual loans consisted of $527.4 million of non-accrual real estate loans and $3.0 million of non-accrual prime automobile, commercial and other consumer loans compared to non-accrual real estate loans of $86.2 million and non-accrual prime automobile, subprime automobile, commercial and other consumer loans of $0.9 million at September 30, 2007.

The significant increase in non-accrual loans and delinquencies (discussed below) is concentrated in residential mortgage and, to a lesser extent, single-family/construction to permanent loans, and is due primarily to the continued softening in the housing market and downturn in general economic conditions. Non-performing assets are likely to continue to increase in future periods as interest rates and required payments adjust on payment-option and interest-only loans in the Bank’s portfolio. In addition, stricter underwriting standards and weakening property values have made refinancing more difficult.

REO. At September 30, 2008, the Bank’s REO totaled $92.0 million compared to $48.4 million at September 30, 2007. Residential mortgage foreclosures increased substantially as a result of deteriorating economic conditions and lower housing prices. Lower volumes of sales transactions, longer marketing periods, growing inventories of unsold homes and increased foreclosure rates continue to exert downward pressure on home prices in many parts of the country. In addition, stricter underwriting guidelines for loan products has made refinancing more difficult for many borrowers.

The Bank continues to monitor closely its major non-performing and potential problem assets in light of current and anticipated market conditions. The Bank’s asset workout group focuses its efforts on resolving these problem assets as expeditiously as possible.

Potential Problem Assets. Although not considered non-performing assets, primarily because the loans are not 90 or more days past due and the borrowers have not abandoned control of the properties, potential problem assets are experiencing problems sufficient to cause management to have serious doubts as to the ability of the borrowers to comply with present repayment terms. Potential problem assets totaled $10.7 million and $4.1 million, at September 30, 2008 and 2007, respectively. The increase is primarily due to the down-grading of one commercial lending relationship with an aggregate book value of $7.9 million.

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

Delinquent Loans. At September 30, 2008, delinquent loans totaled $228.3 million, or 1.9% of loans, compared to $90.3 million, or 0.8% of loans, at September 30, 2007. The following table sets forth information regarding the Bank’s delinquent loans at September 30, 2008 and 2007.

	September 30, 2008
	Principal Balance (Dollars in thousands) Loans Delinquent for
	30-59 days	60-89 days	Total
Residential Mortgage	$124,030	$75,043	$199,073
Home Equity	10,018	4,569	14,587
Single-family / Construction to permanent	2,165	4,585	6,750
Commercial	2,903	141	3,044
Consumer	3,774	1,038	4,812

Total	$142,890	$85,376	$228,266

Total as a Percentage of Loans (1)	1.2%	0.7%	1.9%

	September 30, 2007
	Principal Balance (Dollars in thousands) Loans Delinquent for
	30-59 days	60-89 days	Total
Residential Mortgage	$52,927	$17,682	$70,609
Home Equity	1,624	3,028	4,652
Single-family / Construction to permanent	9,863	1,584	11,447
Commercial	325	—	325
Consumer	2,444	846	3,290

Total	$67,183	$23,140	$90,323

Total as a Percentage of Loans (1)	0.6%	0.2%	0.8%

(1)	Includes loans held for sale and/or securitization, before deduction of valuation allowances, unearned premiums and discounts and deferred loan origination fees (costs).

Total residential mortgage and home equity loans delinquent 30-89 days increased to $199.1 million and $14.6 million, respectively, at September 30, 2008 from $70.6 million and $4.7 million, respectively, at September 30, 2007, primarily due to deterioration in general economic conditions and housing market conditions as discussed above.

Troubled Debt Restructurings. A troubled debt restructuring (“TDR”) occurs when the Bank agrees to modify significant terms of a loan in favor of a borrower experiencing financial difficulties. The Bank modified 419 residential mortgage loans with an aggregate principal balance of $307.7 million during fiscal year 2008, all of which are treated as TDRs. An impairment loss of $7.9 million was recognized on TDRs during fiscal 2008. The Bank had no troubled debt restructurings at September 30, 2007.

Deferred Interest. Most of the Bank’s payment option residential mortgage loans have a payment option that could result in interest being added to the principal of the loan, or “negative amortization.” See “BUSINESS—Lending and Leasing Activities—Single-Family Residential Real Estate Lending (Excluding Home Equity Lending)” in this report. During fiscal year 2008, the Bank recognized $90.0 million of interest income when borrowers made payments less than the amount of interest accrued, some of which was subsequently paid. As of September 30, 2008 and 2007, cumulative net deferred interest, which is included in loans receivable, totaled $156.3 million and $93.3 million, respectively.

The following table summarizes deferred interest activity:

	Year Ended September 30,
	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$93,320	$32,797
Additions	89,964	93,405
Sales	—	(11,480)
Repayments	(5,153)	(2,054)
Transfers to REO	(3,669)	(48)
Payoffs	(18,127)	(19,300)

Balance at end of year	$156,335	$93,320

Allowances for Losses. The following tables show loss experience by asset type and the components of the allowance for losses on loans and the allowance for losses on real estate held for investment or sale. These tables reflect charge-offs taken against assets during the years indicated and may include charge-offs taken against assets, which the Bank disposed of during such years.

Analysis of Allowance for and Charge-offs of Loans

(Dollars in thousands)

	Year Ended September 30,
	2008	2007	2006	2005	2004
Balance at beginning of year	$29,000	$25,000	$28,640	$37,750	$58,397

Provision (credit) for loan losses	318,519	3,383	(9,004)	(11,569)	(14,522)

Charge-offs:
Residential mortgage	(46,539)	(2,371)	(880)	(752)	(176)
Home equity	(19,480)	(1,990)	(365)	(818)	(786)
Single-family / Construction to permanent	(1,350)	(823)	—	—	(103)
Commercial	(1,558)	—	(26)	(720)	—
Automobile	(1,745)	(920)	(3,834)	(9,934)	(22,292)
Other consumer	(1,793)	(1,483)	(1,444)	(2,298)	(3,201)

Total charge-offs	(72,465)	(7,587)	(6,549)	(14,522)	(26,558)

Recoveries:
Home equity	430	135	260	321	340
Commercial	72	564	192	317	—
Automobile	2,571	6,129	9,421	13,778	18,374
Other consumer	777	1,376	2,040	2,565	1,719

Total recoveries	3,850	8,204	11,913	16,981	20,433

Net (charge-offs) recoveries	(68,615)	617	5,364	2,459	(6,125)

Balance at end of year	$278,904	$29,000	$25,000	$28,640	$37,750

Provision (credit) for loan losses to average loans (1)	2.69%	0.03%	(0.08%)	(0.10%)	(0.14%)
Net loan charge-offs (recoveries) to average loans (1)	0.58%	(0.01%)	(0.05%)	(0.02%)	0.06%
Ending allowance for losses on loans to total loans (1) (2)	2.34%	0.24%	0.24%	0.26%	0.36%

(1)	Includes loans held for securitization and/or sale.

(2)	Before deduction of allowance for losses.

During the year ended September 30, 2008, the Bank foreclosed on 273 properties that secured residential mortgage loans and 10 properties that secured home equity loans and charged-off $47.9 million and $19.5 million of mortgage loans and home equity loans, respectively. During fiscal year 2007, the Bank foreclosed on 41 properties that secured residential mortgage loans and 20 properties that secured home equity loans and charged-off $3.2 million and $2.0 million of mortgage loans and home equity loans, respectively.

	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Balance at end of year allocated to:
Residential mortgage	$225,912	69.6%	$11,000	70.1%	$5,085	67.7%	$5,100	68.9%	$4,275	68.6%
Home equity	16,730	12.4	3,400	13.5	3,095	16.1	3,570	16.4	3,350	16.5
Single-family construction to permanent	9,789	3.0	850	3.9	360	3.2	70	1.6	23	0.6
Other real estate	1,267	5.4	1,373	3.0	2,609	2.6	1,855	1.7	2,146	1.9
Commercial	3,473	7.0	2,827	8.0	6,371	9.4	6,775	9.5	7,361	8.8
Automobile	1,400	2.2	950	1.1	2,470	0.6	3,610	1.4	10,320	2.9
Other consumer	2,145	0.4	1,500	0.4	1,225	0.4	2,005	0.5	3,415	0.7
Unallocated	18,188	—	7,100	—	3,785	—	5,655	—	6,860	—

Total	$278,904		$29,000		$25,000		$28,640		$37,750

The Bank’s total allowances for losses on loans increased to $278.9 million at September 30, 2008, from $29.0 million at September 30, 2007. Included in the allowance for loan losses is $61.5 million related to loans greater than 180 days delinquent. Management reviews the delinquent status of loans, current economic conditions, internal risk ratings of loans and current underwriting policies and procedures. Using this analysis, management computes its estimate of the allowance for losses on loans.

The allowance for losses on loans secured by real estate totaled $253.7 million at September 30, 2008, a $237.1 million increase from the September 30, 2007 level of $16.6 million. The allowance represented 48.1% and 19.3% of the amount of non-performing real estate loans at September 30, 2008 and 2007, respectively. Management employs various techniques and makes various assumptions when reviewing the residential mortgage loan portfolio to estimate the amount of inherent losses. These techniques and assumptions include, but are not limited to, the Bank’s historical loss experience on foreclosed real estate, the rate at which delinquent loans become more severely delinquent, changes in regional housing values, and changes in values of collateral securing individual loans. The estimated amount of inherent losses increased significantly in 2008 as a result of sharp increases in the amount of non-accrual loans and also because of the continued decline in residential housing values.

The allowance for losses on other consumer loans, including automobile, home improvement, overdraft lines of credit and other consumer loans, increased to $3.5 million at September 30, 2008 from $2.5 million at September 30, 2007. The increase in the allowance for these loans reflects increased balances and delinquencies.

The unallocated allowance for losses increased to $18.2 million at September 30, 2008 from $7.1 million at September 30, 2007. The unallocated allowance is based upon management’s evaluation and judgment of various conditions that are not directly measured in the determination of the allocated and specific allowances. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting key lending areas of the Bank, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, natural disasters, regulatory examination results and findings of the Bank’s internal credit evaluations. At September 30, 2008 and 2007, most of the unallocated allowance related to risks inherent in the mortgage loan portfolio, including, for example, geographic concentration and negative amortization features.

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

Throughout fiscal year 2008, the Bank continued to originate and hold in its portfolio adjustable-rate loan products at a greater volume than those with fixed interest rates. At September 30, 2008, adjustable-rate loans accounted for 89.2% of total loans, compared to 80.3% at September 30, 2007.

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

The following table presents the Bank’s interest rate sensitivity gap at September 30, 2008. Balances of interest-earning assets and interest-bearing liabilities are shown in the earlier of the period where contractual payments are due, interest rates adjust or prepayment is anticipated to occur. Adjustable and floating rate loans are included in the period in which their interest rates are next scheduled to adjust, and prepayment rates are assumed for all of the Bank’s loans based on management’s estimates. The Bank’s deposits with no stated maturity, including savings and transaction accounts, have interest rates that may reprice at any time. However, market experience has proven that these deposits adjust to market prices over a much longer period of time. The Bank considers these deposits to be relatively insensitive to interest rate changes. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Interest Rate Sensitivity Table (Gap)

(Dollars in thousands)

	Six Months or Less	More than Six Months through One Year	More than One Year through Three Years	More than Three Years through Five Years	More than Five Years	Total
As of September 30, 2008
Real estate loans:
Adjustable-rate	$6,071,220	$478,965	$1,644,136	$822,253	$1,532	$9,018,106
Fixed-rate	21,047	10,080	31,683	17,410	23,037	103,257
Home equity credit lines and second mortgages	1,244,821	39,479	133,107	81,089	106,395	1,604,891
Commercial	615,717	44,732	120,304	20,622	27,452	828,827
Consumer and other	82,758	53,455	114,460	48,049	5,959	304,681
Loans held for securitization and/or sale	58,145	—	—	—	—	58,145
Mortgage-backed securities	399,859	144,222	504,049	197,657	5,724	1,251,511
Other investments	133,779	—	318,392	—	—	452,171

Total interest-earning assets	8,627,346	770,933	2,866,131	1,187,080	170,099	13,621,589
Total non-interest earning assets	—	—	—	—	1,841,840	1,841,840

Total assets	$8,627,346	$770,933	$2,866,131	$1,187,080	$2,011,939	$15,463,429

Deposits:
Fixed maturity deposits	$2,765,966	$738,152	$928,811	$26,116	$—	$4,459,045
Checking and savings accounts	—	72,129	144,258	144,258	2,790,687	3,151,332
Money market deposit accounts	2,460,358	—	—	—	—	2,460,358
Borrowings:
Capital notes - subordinated	—	—	—	—	175,000	175,000
Other	2,158,857	60,116	175,606	27,952	101,505	2,524,036

Total interest-bearing liabilities	7,385,181	870,397	1,248,675	198,326	3,067,192	12,769,771
Total non-interest bearing liabilities	355,366	—	—	—	1,330,282	1,685,648
Minority interest	—	—	—	—	175,518	175,518
Stockholders’ equity	—	—	—	—	832,492	832,492

Total liabilities & stockholders’ equity	$7,740,547	$870,397	$1,248,675	$198,326	$5,405,484	$15,463,429

Gap	$1,242,165	$(99,464)	$1,617,456	$988,754	$(2,897,093)
Cumulative gap	$1,242,165	$1,142,701	$2,760,157	$3,748,911	$851,818
Cumulative gap as a percentage of total assets	8.0%	7.4%	17.8%	24.2%	5.5%

The Bank’s one-year gap, as a percentage of total assets, was 7.4% at September 30, 2008, compared to 5.9% at September 30, 2007.

In addition to gap measurements, the Bank measures and manages interest-rate risk with the extensive use of computer simulation. This simulation includes calculations of Market Value of Portfolio Equity and Net Interest Margin. The Bank established limits on the sensitivity of its net interest income and net portfolio value (“NPV”) to parallel changes in interest rates. Parallel changes in interest rates are defined as instantaneous and sustained movements of interest rates in 100 basis point increments. The Bank calculates its ratio of NPV to the present value of total assets (“NPV Ratio”) for each interest rate shock scenario. The following table shows the estimated impact of parallel shifts in interest rates at September 30, 2008.

(Dollars in thousands)

(Basis Points) Change in Interest Rates	Changes in Net Interest Income (1)		Change in Net Portfolio Value (2)		NPV Ratio
	Percent	Amount	Percent	Amount
+200	9.1%	$34,956	8.8%	$119,795	9.3%
+100	5.0%	19,374	2.5%	34,467	8.8%
-100	(9.2%)	(35,303)	(4.0%)	(54,779)	8.2%

(1)	Represents the difference between net interest income for 12 months in a stable interest rate environment and the various interest rate scenarios.

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

Deferred Taxes. At September 30, 2008, the Bank recorded a net deferred tax asset of $27.4 million, which generally represents the cumulative excess of the Bank’s actual income tax liability over its income tax expense for financial reporting purposes.

Capital. At September 30, 2008, the Bank was in compliance with all of its regulatory capital requirements, and its capital ratios exceeded the ratios established for “well-capitalized” institutions under OTS prompt corrective action regulations.

The following table shows the Bank’s regulatory capital levels at September 30, 2008, in relation to the regulatory requirements in effect at that date. The information below is based upon the Bank’s understanding of the regulations and interpretations currently in effect and may be subject to change. The table contains information of the Bank only and does not include consolidation or elimination entries required for the Trust’s financial presentation.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$850,132
Minority interest in REIT Subsidiary (1)	144,000

	994,132
Adjustments for tangible and core capital:
Intangible assets	(63,366)
Non-includable subsidiaries	(3,423)
Non-qualifying purchased/originated loan servicing rights	(9,241)

Total tangible capital	918,102	5.96%	$231,112	1.50%	$686,990	4.46%

Total core capital (2)	918,102	5.96%	$616,299	4.00%	$301,803	1.96%

Tier 1 risk-based capital (2)	918,102	8.77%	$417,619	4.00%	$500,483	4.77%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses (3)	130,506

Total supplementary capital	305,506

Total available capital	1,223,608
Equity investments (4)	(2,360)

Total risk-based capital (2)	$1,221,248	11.67%	$835,237	8.00%	$386,011	3.67%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.

(2)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

(3)	Represents the amount of the allowance that does not exceed 1.25% of risk-weighted assets, which is the maximum amount of the allowance that is incudable in supplementary captial under OTS regulations.

(4)	Includes one property classified as real estate held for sale which is treated as an equity investment for regulatory capital purposes.

Under the OTS prompt corrective action regulations, an institution is categorized as well capitalized if it has a leverage, or core, capital ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level. At September 30, 2008, the Bank’s leverage, tier 1 risk-based and total risk-based capital ratios were 5.96%, 8.77% and 11.67%, respectively, which exceeded the ratios established for well-capitalized institutions. The OTS may reclassify an institution from one category to the next lower category, for example from well capitalized to adequately capitalized, if, after notice and an opportunity for a hearing, the OTS determines that the institution is in an unsafe or unsound condition or has received and has not corrected a less than satisfactory examination rating for asset quality, management, earnings or liquidity. The Bank has not received notice from the OTS of any potential downgrade.

OTS capital regulations provide a five-year holding period, or such longer period as may be approved by the OTS, for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then-current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property, whether through bulk sales or otherwise, prior to the end of its applicable five-year holding period and is unable to obtain an extension of the five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In December 2008, the Bank received from the OTS an extension of the holding periods for certain of its REO properties through December 15, 2009. The following table sets forth the Bank’s REO at September 30, 2008, by the fiscal year in which the property was acquired through foreclosure.

Fiscal Year	(In thousands)
1990	$2,360	(1)
1991	9,083	(2)
1995	18,420	(2)
2007	1,212
2008	60,910

Total REO	$91,985

(1)	The Bank treats this property as an equity investment for regulatory capital purposes.

(2)	The Bank received an extension of the holding periods for these properties through December 15, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

REAL ESTATE

The Real Estate Trust’s cash flows from operating activities have been historically insufficient to meet all of its cash flow requirements. The Real Estate Trust’s internal source of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, the payment of interest on its indebtedness, and the payment of capital improvement costs. The Real Estate Trust funds such shortfalls through a combination of external funding sources, primarily new financings, refinancing of maturing mortgage debt, proceeds from asset sales, dividends and distributions from Saul Centers and Saul Holdings Partnership and dividends and tax sharing payments from the Bank. The Real Estate Trust receives quarterly distributions from its investment in Saul Holdings Partnership and dividends from its investment in Saul Centers. These amounts totaled $17.5 million in fiscal 2008. Historically these amounts have been reinvested in the paying entities and the Real Estate Trust has received additional partnership units and common shares in lieu of cash. The Real Estate Trust has the ability, at its own option, to receive these distributions and dividends in cash. The availability and amount of distributions and dividends in future periods is dependent upon, among other things, Saul Holdings Partnership and Saul Centers’ operating performance and income. Although cash flows from operating activities, exclusive of Bank dividends and tax sharing payments, have been positive during the two most recent fiscal years, for the foreseeable future, the Real Estate Trust’s ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources. Dividends received from the Bank have historically been a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the Bank’s operating performance and income, and regulatory restrictions on such payments. The Real Estate Trust has not received a dividend payment from the Bank since March 2007. See also the discussion of potential limitations on the payment of dividends by the Bank contained in “Item 1. Business—Banking—Dividends and Other Capital Distributions.”

During the fiscal year ended September 30, 2008, the Bank made net tax sharing payments totaling $2.0 million to the Real Estate Trust. Dividend and tax sharing payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows. During fiscal 2008, the Real Estate Trust made a $48.0 million equity investment in the Bank. In addition, the other shareholders of the Bank made pro-rata equity investments keeping the overall ownership percentages of the Bank unchanged.

In recent years, the operations of the Real Estate Trust have generated net operating losses while the Bank has reported net income. Historically, the Trust’s consolidation of the Bank’s operations into the Trust’s federal income tax return has resulted in the use of the Real Estate Trust’s net operating losses to reduce the federal income taxes the Bank would otherwise have owed. If in 2008 or any future year, the Bank has taxable losses or unused credits, the Real Estate Trust would be obligated to reimburse the Bank for the greater of (1) the tax benefit to the group using such tax losses or unused tax credits in the group’s consolidated federal income tax returns or (2) the amount of the refund which the Bank would otherwise have been able to claim if it were not being included in the consolidated federal income tax return of the group. In addition, if the Real Estate Trust has taxable income it will be responsible for its share of any Federal or state tax liability.

As of September 30, 2008 the Real Estate Trust owned 3,848,000 shares of Saul Centers, representing 21.6% of such company’s outstanding common stock. As of September 30, 2008, the market value of these shares was approximately $194.5 million. Substantially all of these shares have been pledged as collateral with the Real Estate Trust’s two revolving credit lenders. During fiscal 2008, the Real Estate Trust received dividends of $9.3 million from Saul Centers.

During fiscal 2008, the Real Estate Trust, through an underwritten public offering, sold 1.5 million shares of Saul Centers common stock, realizing proceeds of approximately $67.0 million. The proceeds from the stock sale were used to pay down the Real Estate Trust’s revolving credit facilities.

As the owner, directly and through two wholly-owned subsidiaries, of a limited partnership interest in Saul Holdings Partnership, the Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly cash distributions to the partners out of net cash flow. See “Item 1. Business — Real Estate — Investment in Saul Holdings Limited Partnership and Saul Centers, Inc.” In fiscal 2008, the Real Estate Trust received total cash distributions of $8.2 million from Saul Holdings Partnership. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings has been pledged as collateral with the Real Estate Trust’s two revolving credit lenders.

The Real Estate Trust has a $75.0 million secured revolving credit line with an unrelated bank that matures on January 31, 2010, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 150 basis points over the index. At September 30, 2008, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $75.0 million.

The Real Estate Trust has an additional $75.0 million revolving credit line with an unrelated bank which matures on June 30, 2010, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 150 basis points over the index. At September 30, 2008, the Real Estate Trust had $15.0 million in outstanding borrowings and unrestricted availability of $55.0 million. The Real Estate Trust was issued a $6.0 million letter of credit, which was reduced to $5.0 million during fiscal 2008, for the benefit of a mortgage lender as part of one of the mortgage financings completed during fiscal 2006. The letter of credit will continue to be reduced annually based on the amount of capital expended at the subject property. The letter of credit reduces the availability under the revolving credit facility.

The maturity schedule for the Real Estate Trust’s outstanding debt, including mortgage notes payable for real estate held for sale, at September 30, 2008 for fiscal years commencing October 1, 2008 is set forth in the following table:

Debt Maturity Schedule

Fiscal Year (In thousands)	Mortgage Notes	Notes Payable—Secured	Total
2009	$7,844	$—	$7,844
2010	13,472	15,000	28,472
2011	24,105	—	24,105
2012	18,139	—	18,139
2013	72,746	—	72,746
Thereafter (1)	478,846	250,000	728,846

Total	$615,152	$265,000	$880,152

(1)	Includes 100%, $69.4 million, of the Tysons Park Place II construction/permanent loan balance drawn to date.

Of the $615.2 million of mortgage notes outstanding at September 30, 2008, $545.8 million are non-recourse to the Real Estate Trust.

The Real Estate Trust has a $105.0 million construction/permanent loan for its Tysons Park Place II development which will be used to fund the majority of the construction costs for the development. The Real Estate received loan draws of $42.7 million during fiscal 2008, bringing the balance outstanding under this loan at September 30, 2008 to $69.4 million.

On July 24, 2008, the Real Estate Trust closed on an $8.0 million mortgage note secured by an office building located in Atlanta, Georgia. The proceeds from the financing, along with approximately $2.2 million drawn from the revolving credit facilities were used to pay off the properties existing $10.1 million mortgage note.

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

The Real Estate Trust owns various land parcels with approximately 400 acres of available land. These parcels offer potential development opportunities for the Real Estate Trust. On October 18, 2007 construction of the 170 room Dulles Hampton Inn & Suites in Northern Virginia was completed and the hotel commenced operation. On January 8, 2007 the construction of the 158 room SpringHill Suites Hotel in Northern Virginia was completed and the hotel commenced operation. During fiscal 2006 the Real Estate Trust also commenced the development of for-sale residential townhomes and the related infrastructure on land parcels owned in Atlanta, Georgia. The first sales of townhome units closed during the second quarter of fiscal 2007. The Trust is exploring other development scenarios on several other land parcels.

The Real Estate Trust believes that the capital improvement costs for its income-producing properties will be in the range of $18.0 to $21.0 million per year for the next several years.

Liquidity Requirements – Real Estate Trust

The table below specifies the total contractual payment obligations as of September 30, 2008.

(In thousands)	Total Cost	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Mortgage Notes Payable	$615,152	$7,844	$37,577	$90,885	$478,846
Notes Payable – Secured	265,000	—	15,000	—	250,000
Ground Leases	51,752	306	644	689	50,113
Development Obligations	6,358	6,358	—	—	—
Advisory Fee	886	886	—	—	—
Capital Leases	128	128	—	—	—
Other Obligations	79	79	—	—	—

Total Contractual Cash Obligations	$939,355	$15,601	$53,221	$91,574	$778,959

As of September 30, 2008, the Real Estate Trust’s current contractual obligations, excluding recurring operating obligations, due within one year total approximately $15.6 million. In addition to these contractual obligations the Real Estate Trust has other short-term liquidity requirements consisting primarily of normal recurring operating expenses, regular debt service requirements (including debt service relating to additional and replacement debt), recurring corporate expenditures, non-recurring corporate expenditures (such as tenant improvements and hotel improvements) and dividends to common and preferred shareholders. Overall capital requirements in fiscal year 2009 will depend on any acquisition and development opportunities as well as the level of improvements and redevelopments on existing properties.

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

The Bank’s primary sources of funds historically have consisted of:

•	principal and interest payments on loans and mortgage-backed securities;

•	savings deposits;

•	sales of loans and trading securities;

•	securitizations and/or sales of loans; and

•	borrowed funds, including funds borrowed from the FHLB of Atlanta.

The Bank’s holdings of readily marketable securities and eligible loans constitute another important source of liquidity. Approximately $1.4 billion of these assets are pledged to the Federal Reserve Bank of Richmond, although there were no borrowings during fiscal year 2008. As of September 30, 2008, the estimated remaining borrowing capacity, after market value and other adjustments, against that portion of those assets that may be pledged to the FHLB of Atlanta and various securities dealers totaled $4.0 billion.

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

Ongoing conditions in the broader credit markets and, more specifically, in the mortgage markets have resulted in reduced investor demand and less favorable terms and pricing in the capital markets for securitizations and sales of residential mortgage loans. As a result, the Bank did not securitize and sell any residential mortgage loans in the year ended September 30, 2008.

From 1988 through 2007, the Bank securitized approximately $35.0 billion of loan receivables. At September 30, 2008, the Bank continues to service $5.5 billion of securitized residential mortgage loans. Chevy Chase derives fee-based income from servicing these securitized portfolios. However, that fee-based income has been adversely affected in this and prior periods by increases in prepayments, delinquencies and charge-offs related to the receivables in these securitized pools.

The Bank did not securitize and sell any loan receivables during fiscal year 2008. The Bank securitized and sold $1.9 billion of loan receivables during fiscal year 2007. At September 30, 2008 and 2007, the Bank had $58.1 million and $202.3 million, respectively, of loan receivables held for securitization and/or sale. The lack of securitization and sale activity reflects developments in the credit markets and, more specifically, in the mortgage markets. Due to reduced investor demand and less favorable terms and pricing in the capital markets for securitizations and sales of residential mortgage loans, the Bank did not to engage in securitization transactions during fiscal 2008 and is unable to predict if or when current market conditions will improve so that securitization can once again serve as a significant source of liquidity. As a result, the Bank has modified its operations and reduced loan production levels to deemphasize securitization activities.

Chevy Chase accepted brokered and reciprocal deposits in fiscal 2008 as a way to diversify the Bank’s funding sources and had $391.1 million of those deposits at September 30, 2008. See Business – Deposits and Other Sources of Funds – Deposits.

The Bank uses its liquidity primarily to meet its commitments to fund maturing savings certificates and deposit withdrawals, fund loan commitments, repay borrowings and meet operating expenses. During fiscal year 2008, the Bank used the cash provided by operating, investing and financing activities primarily to (i) fund maturing savings certificates and deposit withdrawals of $108.0 billion, (ii) fund loan commitments, including real estate held for investment or sale, of $2.0 million, (iii) purchase investments and loans of $1.5 billion, (iv) meet operating expenses, before depreciation and amortization, of $564.1 million and (v) repay borrowings of $21.2 billion, net of proceeds from borrowings. These commitments were funded primarily through (i) proceeds from customer deposits and sales of certificates of deposit of $108.4 billion, (ii) proceeds from sales of loans, trading securities and real estate of $1.7 billion, (iii) proceeds from borrowings of $21.1 billion and (iv) principal and interest collected on investments, loans, and securities of $4.9 billion.

At September 30, 2008, repayments of borrowed money scheduled to occur during the next 12 months were $2.2 billion. In addition, certificates of deposit maturing during the next 12 months amounted to $3.5 billion. The Bank expects that a significant portion of these maturing certificates of deposit will remain with the Bank. In the event that deposit withdrawals are greater than anticipated, the Bank may have to increase deposit interest rates or rely on alternative and potentially higher cost sources of funds in order to meet its liquidity needs.

The Bank’s liquidity requirements in years subsequent to fiscal year 2008 will continue to be affected both by the asset size of the Bank, the growth of which may be constrained by capital requirements, accessibility to the capital markets and the composition of the asset portfolio. Management believes that the Bank’s primary sources of funds, described above, will be sufficient to meet the Bank’s liquidity needs for the foreseeable future. The mix of funding sources utilized from time to time will be determined by a number of factors, including capital planning objectives, lending and investment strategies and market conditions.

Commitments and Contingencies. Prior to fiscal 2008, the Bank periodically transferred loan receivables to special purpose entities that issue securities to investors. These investors are entitled to a return of cash flows, based on the principal and interest provided by the loan receivables transferred. This process is referred to as securitization. Since 1988, the Bank has securitized approximately $35.0 billion of loan receivables.

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

When the Bank sells or securitizes loans, it generally retains the right to service the loans. At September 30, 2008, the Bank continues to service $12.3 billion of residential mortgages. In addition, when the Bank sells or securitizes loans, the Bank may, from time to time, retain a limited amount of recourse. At September 30, 2008, the Bank had no recourse related to loan securitization transactions. See Note 17 to the Consolidated Financial Statements for additional information concerning loan securitization transactions.

The Bank is obligated under recourse provisions related to the servicing of certain of its residential mortgage loans. At September 30, 2008 and 2007, the recourse to the Bank under these arrangements totaled $2.7 million and $3.0 million, respectively.

The Bank’s commitments to extend credit at September 30, 2008 are set forth in the following table.

(In thousands)
Commitments to originate loans	$146,470

Loans in process (collateralized loans):
Home equity	1,242,131
Real estate construction and ground	256,529
Commercial	549,647

Subtotal	2,048,307

Loans in process (unsecured loans):
Overdraft lines	155,351
Commercial	350,909

Subtotal	506,260

Total commitments to extend credit	$2,701,037

Based on historical experience, the Bank expects to fund substantially less than the total amount of its outstanding overdraft line and home equity credit line commitments, which together accounted for 51.7% of commitments to extend credit at September 30, 2008.

In connection with the securitization and sale of certain payment option residential mortgage loans, the Bank is obligated to fund a portion of any “negative amortization” resulting from the borrowers electing their option to make monthly payments that are not sufficient to cover the interest accrued for the payment period. For each dollar of negative amortization funded by the Bank, the balances of certain highly-rated mortgage-backed securities received by the Bank as part of the securitization transaction increase accordingly. When the borrowers ultimately make the principal payments, the Bank receives its pro rata portion of those payments in cash, and the balances of those securities held by the Bank are reduced accordingly. During the year ended September 30, 2008, the Bank funded $46.1 million of negative amortization under these obligations, and received $67.0 million in principal payments representing previously funded negative amortization.

The following table summarizes certain material contractual cash obligations associated with operating, investing and financing activities as of September 30, 2008:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$2,367,472	$902,194	$1,131,590	$57,183	$276,505
Operating lease obligations	430,185	35,301	58,706	53,009	283,169

Total	$2,797,657	$937,495	$1,190,296	$110,192	$559,674

Additionally, the Bank’s 8% Preferred Stock pays quarterly dividends in arrears at a yearly rate of $2.00 per share, totaling $10.0 million in preferred stock dividends to be paid by the Bank on an annual basis. The preferred stock is redeemable for cash, at $25.00 per share plus any accrued and unpaid dividends, at the Bank’s option. The preferred stock has no stated maturity.

There were no material commitments for capital expenditures at September 30, 2008.

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

FISCAL 2008 COMPARED TO FISCAL 2007

REAL ESTATE

The Real Estate Trust recorded operating income of $17.0 million for fiscal 2008 compared to an operating loss of $2.5 million for fiscal 2007. The results reflect the $30.4 million gain on sale of Saul Centers common stock and lower general and administrative expenses which were partially offset by increased interest and debt amortization, increased depreciation, lower net earnings on the hotel portfolio, reduced income generated from the sale of townhomes, increased advisory, management and leasing fees and lower other income. Fiscal 2008 results also reflect a $2.7 million gain due to the redemption of an equity investment. Fiscal 2007 results reflect $1.5 million of gains on sales of land parcels as a result of condemnation proceedings.

Income after direct operating expenses from hotels decreased $601,000, or 1.2%, in fiscal 2008 from the level achieved in fiscal 2007. Total revenue for fiscal 2008 increased $5.1 million, or 3.5% over fiscal 2007, with room sales increasing $3.6 million, or 3.2%, while food, beverage and other sales increased $1.5 million or 4.9%. The average room rate, exclusive of the newly constructed hotels which were placed in service in January 2007 and October 2007 (“Same hotel properties – fiscal 2008”), increased 1.8% from $136.78 in fiscal 2007 to $139.28 in fiscal 2008 while occupancy decreased from 71.4% in fiscal 2007 to 68.2% in fiscal 2008. The newly constructed hotels contributed $6.8 million, to the increase in overall revenue. Same hotel properties revenues decreased approximately $1.7 million, or 1.2% reflecting the decreased occupancy at the same hotel properties. Direct operating expenses increased approximately $5.7 million, or 6.2%, reflecting increased operating costs, such as payroll costs, food and beverage costs, property taxes, utility costs and repairs and maintenance. In addition, operating costs associated with the newly constructed hotels, are fully integrated into the results for fiscal 2008.

Income after direct operating expenses from office and industrial properties decreased $152,000, or 0.6%, in fiscal 2008 compared to fiscal 2007. Total revenue increased $3.6 million, or 8.4%, in fiscal 2008. The property purchased on March 29, 2007 contributed $3.9 million to the revenue increase in fiscal 2008. Occupancy levels have increased in fiscal 2008 from 86.3% at September 30, 2007 to 88.2% at September 30, 2008. The majority of the increase in occupancy is due to the re-leasing of an approximately 100,000 square foot, single tenant, building as of September 30, 2008. The prior tenant vacated this space on March 31, 2007. Rental income from this space commenced during the quarter ended June 30, 2008. This increase in occupancy was partially offset by decreases at other office and industrial properties. The approximate $300,000 remaining decrease in total revenue for the office properties was caused by this vacancy which was partially offset by revenue increases at other office and industrial properties. Overall direct operating expenses increased $3.8 million, or 23.7%, due to higher repairs and maintenance, utility costs, ground rent and property taxes. Direct operating expenses for the same office properties increased $1.7 million, or 12.6%, due to higher repairs and maintenance, utility costs and property taxes.

Income from the sale of townhomes, after deducting the cost of sales, totaled $561,000 for fiscal 2008 compared to $1.5 million for fiscal 2007. Twenty units were sold during fiscal 2008 for a total sales value of $6.5 million. All direct costs and allocated infrastructure and soft costs, totaling approximately $6.0 million, associated with these units were expensed during fiscal 2008. During fiscal 2007, twenty-eight units were sold for a total sales value of $9.8 million. Direct costs and allocated infrastructure and soft costs associated with the units sold during fiscal 2007 totaled $8.3 million.

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, decreased $880,000, or 55.5%, due to lower interest income in fiscal 2008 reflecting decreased cash balances during the year. Also included in fiscal 2007 was a $90,000 final payment received for various easements related to a land parcel in Northern Virginia.

Land parcels and other expense increased $95,000, or 7.1%, in fiscal 2008 when compared to fiscal 2007 reflecting increased real estate tax expense for unsold townhome units at the Real Estate Trust’s Circle 75 Development which offset slightly lower expenses associated with the Real Estate Trust’s portfolio of land holdings.

Interest and amortization of debt expense increased $4.2 million in fiscal 2008 when compared to fiscal 2007. The increase is due to higher mortgage interest and debt amortization of approximately $5.6 million, reflecting the Real Estate Trust’s refinancing activity during fiscal 2008 and 2007 which was partially offset by higher capitalized interest of $732,000, lower line of credit interest of $476,000 and lower unsecured note interest of $200,000. The average balance of outstanding borrowings increased to $863.8 million in fiscal 2008 from $791.9 million in fiscal 2007, reflecting higher mortgage balances which offset lower line of credit and unsecured note balances. The average cost of borrowings decreased from 7.10% in fiscal 2007 to 7.03% in fiscal 2008.

Depreciation expense increased $4.1 million, or 18.1%, reflecting the March 29, 2007 office acquisition, the January and October 2007 completion of construction of the two hotel developments, other capital improvements in both the hotel and office and industrial portfolios and the write-off of certain other hotel and office and industrial assets which are no longer in service.

Advisory, management and leasing fees paid to related parties increased $742,000, or 4.4%, in fiscal 2008 when compared to fiscal 2007. The advisory fee in fiscal 2008 increased $258,000 over fiscal 2007 due to a contractual increase in the monthly payments. The remainder of the increase, totaling $484,000, was due mainly to higher hotel and office management fees reflecting the increase in overall hotel and office revenue.

General and administrative expense decreased $808,000, or 18.1%, in fiscal 2008 compared to fiscal 2007 due to lower legal fees and development marketing costs. These decreases were slightly offset by higher write-offs of acquisition and development costs for projects that the Real Estate Trust has determined not to pursue.

Earnings from Saul Holdings Partnership and Saul Centers totaled $11.7 million in fiscal 2008 as compared to $12.6 million in fiscal 2007. The $885,000 decrease reflects the affect of the additional preferred dividends paid by Saul Centers as a result of its Series B preferred stock offering in March 2008 which offset increases in operating income generated from successful leasing activity as well as the acquisition, development and redevelopment activity of those entities.

During fiscal 2008, the Real Estate Trust, through an underwritten public offering, sold 1.5 million shares of Saul Centers common stock resulting in a gain of $30.4 million.

During fiscal 2008, the Real Estate Trust redeemed an equity investment which resulted in a gain of approximately $2.7 million. Redemption proceeds of approximately $5.0 million were received in January 2008. The Real Estate Trust received final redemption proceeds of $255,000 in April of 2008. In addition, during fiscal 2008, the Real Estate Trust recorded a loss of $212,000 as a result of a write-down of a non-public investment accounted for under the equity method. The Real Estate Trust’s other equity investments are included in Other Assets on the Balance Sheet.

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

BANKING

Overview. The Bank recorded an operating loss of $29.7 million for fiscal year 2008, compared to operating income of $110.8 million for fiscal year 2007. The decline in operating income was caused primarily by a significant increase in the provision for loan losses due to the continued decline in general economic conditions and the credit and housing markets. The increased provision was partially offset by an increase in servicing, securitization and mortgage banking income and decreases in salaries and employee benefit expenses and servicing asset adjustments and other loan expenses. Due to continuing adverse market conditions, the Bank did not securitize and sell any residential mortgage loans during fiscal year 2008. However, during fiscal year 2008, the Bank sold $1.6 billion of residential mortgage loans and recognized gains of $8.7 million. During fiscal year 2007, the Bank securitized and/or sold $3.9 billion of loans and recognized gains of $59.7 million.

Net Interest Income. Net interest income, before the provision for loan losses, increased $1.9 million (or 0.4%) in fiscal year 2008. The Bank recorded $1.2 million of interest income on non-accrual loans during fiscal year 2008. The Bank would have recorded additional interest income of $9.6 million during fiscal year 2008 if non-accrual assets had been current in accordance with their original terms. See “Financial Condition – Asset Quality – Non-Performing Assets.”

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

Net Interest Margin Analysis

(Dollars in thousands)

	Year Ended September 30,
	2008			2007			2006
	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate	Average Balances	Interest	Yield/ Rate
Assets:
Interest-earning assets:
Loans receivable, net (1)	$11,825,922	$690,198	5.84%	$11,156,697	$743,264	6.66%	$11,235,149	$669,154	5.96%
Mortgage-backed securities	1,033,832	47,746	4.62	1,208,902	57,738	4.78	959,247	45,581	4.75
Federal funds sold and securities purchased under agreements to resell	46,571	1,324	2.84	60,041	3,220	5.36	73,685	3,465	4.70
Trading securities	11,502	656	5.70	31,166	1,806	5.79	6,666	441	6.62
Investment securities	228,209	10,335	4.53	208,665	8,862	4.25	201,572	6,964	3.45
Other interest-earning assets	201,285	9,064	4.50	181,677	11,929	6.57	204,586	11,741	5.74

Total	13,347,321	759,323	5.69	12,847,148	826,819	6.44	12,680,905	737,346	5.81

Non-interest earning assets:
Cash	353,003			388,334			403,645
Real estate held for investment or sale	59,882			38,856			23,597
Property and equipment, net	677,334			621,046			563,978
Automobiles subject to lease, net	2,265			25,063			113,557
Goodwill and other intangible assets, net	45,238			42,308			39,004
Other assets	671,450			746,804			718,524

Total assets	$15,156,493			$14,709,559			$14,543,210

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposit accounts:
Demand deposits	$2,310,068	4,924	0.21	$2,317,823	6,756	0.29	$2,373,370	6,047	0.25
Savings deposits	1,214,606	12,697	1.05	958,765	6,402	0.67	1,069,300	4,423	0.41
Time deposits	4,107,148	168,811	4.11	3,799,140	179,961	4.74	2,897,776	114,058	3.94
Money market deposits	2,137,530	36,358	1.70	2,379,568	63,794	2.68	2,502,723	55,035	2.20

Total deposits	9,769,352	222,790	2.28	9,455,296	256,913	2.72	8,843,169	179,563	2.03
Borrowings	2,753,635	96,064	3.49	2,635,723	131,378	4.98	3,102,238	138,608	4.47

Total liabilities	12,522,987	318,854	2.55	12,091,019	388,291	3.21	11,945,407	318,171	2.66

Noninterest-bearing items:
Noninterest bearing deposits	1,410,000			1,382,066			1,414,449
Other liabilities	237,784			265,991			246,548
Minority interest	175,498			175,391			175,391
Stockholders’ equity	810,224			795,092			761,415

Total liabilities and stockholders’ equity	$15,156,493			$14,709,559			$14,543,210

Net interest income		$440,469			$438,528			$419,175

Net interest spread (2)			3.14%			3.23%			3.15%

Net yield on interest-earning assets (3)			3.30%			3.41%			3.31%

Interest-earning assets to interest-bearing liabilities			106.58%			106.25%			106.16%

(1)	Includes loans held for sale and/or securitization. Interest on non-accruing loans has been included only to the extent reflected in the Consolidated Statements of Operations, however, the loan balance is included in the average amount outstanding until transferred to real estate acquired in settlement of loans.

(2)	Equals weighted average yield on total interest-earning assets less weighted average rate on total interest-bearing liabilities.

(3)	Equals annualized net interest income divided by the average balances of total interest-earning assets.

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

Volume and Rate Changes in Net Interest Income

(In thousands)

	Year Ended September 30, 2008 Compared to Year Ended September 30, 2007 Increase (Decrease) Due to Change in (1)			Year Ended September 30, 2007 Compared to Year Ended September 30, 2006 Increase (Decrease) Due to Change in (1)
	Volume	Rate	Total Change	Volume	Rate	Total Change
Interest income:
Loans (2)	$42,782	$(95,848)	$(53,066)	$(4,703)	$78,813	$74,110
Mortgage-backed securities	(8,137)	(1,855)	(9,992)	11,923	234	12,157
Federal funds sold and securities purchased under agreements to resell	(613)	(1,283)	(1,896)	(693)	448	(245)
Trading securities	(1,122)	(28)	(1,150)	1,426	(61)	1,365
Investment securities	862	611	1,473	253	1,645	1,898
Other interest-earning assets	1,184	(4,049)	(2,865)	(1,398)	1,586	188

Total interest income	34,956	(102,452)	(67,496)	6,808	82,665	89,473

Interest expense:
Deposit accounts	8,298	(42,421)	(34,123)	13,144	64,206	77,350
Borrowings	5,649	(40,963)	(35,314)	(22,206)	14,976	(7,230)

Total interest expense	13,947	(83,384)	(69,437)	(9,062)	79,182	70,120

Increase (decrease) in net interest income	$21,009	$(19,068)	$1,941	$15,870	$3,483	$19,353

(1)	The net change attributable to the combined impact of volume and rate has been allocated in proportion to the absolute value of the change due to volume and the change due to rate.

(2)	Includes loans held for sale and/or securitization.

Interest income in fiscal year 2008 decreased $67.5 million (or 8.2%) from fiscal year 2007, primarily as a result of lower average yields on loans receivable. A decrease in interest income on mortgage-backed securities caused primarily by lower average balances, contributed to the decreased income.

The Bank’s net interest spread decreased to 3.14% in fiscal year 2008 from 3.23% in fiscal year 2007. The ratio of average interest-earning assets to average interest-bearing liabilities increased slightly to 106.6% for fiscal year 2008, from 106.3% for fiscal year 2007.

Interest income on loans, the largest category of interest-earning assets, decreased to $690.2 million for fiscal year 2008 from $743.3 million for fiscal year 2007, a decrease of 7.1%, due to lower average yields. The average yield on the loan portfolio decreased to 5.84% for fiscal year 2008 from 6.66% for fiscal year 2007. Interest income on residential mortgage loans increased $10.4 million primarily due a 54 basis point reduction in the average yield which was partially offset by a $554.9 million increase in the average balance on those loans. Lower average balances of and average yields on home equity loans resulted in a $28.1 million (or 23.5%) decrease in interest income on those loans.

Interest income on mortgage-backed securities decreased $10.0 million (or 17.3%) primarily due to a $175.1 million decrease in average balances, coupled with a slight decrease in the average yields on those securities to 4.62% from 4.78%.

Interest expense on deposits decreased $34.1 million (or 13.3%) during fiscal year 2008. The decrease resulted primarily from a 44 basis point decrease in the average rate on deposits (to 2.28% from 2.72%) due to decreased rates paid by the Bank in response to lower market interest rates, partially offset by a $314.1 million increase in average deposit balances.

Interest expense on borrowings decreased $35.3 million (or 26.9%) in fiscal year 2008 compared to fiscal year 2007. Interest expense on advances from the FHLB of Atlanta decreased $20.8 million (or 22.5%) due primarily to lower average rates paid on the advances which were partially offset by higher average balances. Interest expense on other borrowings decreased $10.4 million (or 52.9%) due to lower average rates paid on those borrowings.

Provision for Loan Losses. During fiscal year 2008, the Bank recorded a provision for loan losses of $318.5 million, compared to $3.7 million in fiscal year 2007. The significant increase in the provision reflects increased delinquencies and losses in the Bank’s portfolio of residential real estate loans. See “Financial Condition – Asset Quality – Allowances for Losses.”

Other income. Other income increased to $461.9 million in fiscal year 2008 from $370.8 million in fiscal year 2007. The $91.1 million (or 24.6%) increase was primarily attributable to increases in servicing, securitization and mortgage banking income, deposit servicing fees and asset management fees and other non-interest income.

Servicing, securitization and mortgage banking income increased to $209.9 million in fiscal year 2008, from $145.8 million in fiscal year 2007, a 44.0% increase. The Bank recorded a fair value write-up on its interest-only assets totaling $119.5 million in fiscal year 2008 compared to a fair value write-down of $8.9 million in fiscal year 2007. The increase in fair value reflects lower estimated future prepayment levels due to reduced liquidity in the primary mortgage market. Due to continuing adverse market conditions, the Bank did not securitize any residential mortgage loans in the year ended September 30, 2008. However, during fiscal year 2008, the Bank sold $1.6 billion of loans and recognized gains of $8.7 million. During fiscal year 2007, the Bank securitized and/or sold $3.9 billion of loans and recognized gains of $57.7 million.

Other income increased to $32.7 million in fiscal year 2008 from $24.2 million in fiscal year 2007, a 35.1% increase. The increase resulted primarily from a gain of $14.0 million on the partial redemption of the Bank’s stock in VISA following VISA’s initial public offering during 2008.

Deposit servicing fees increased $20.4 million (or 13.3%) during fiscal year 2008 primarily due to increased fees generated from the Bank’s branch and ATM network.

Automobile rental income decreased $7.7 million to $590,000 as a result of the Bank’s prior decision to discontinue automobile leases.

Operating Expenses. Operating expenses during fiscal year 2008 decreased $81.7 million (or 11.7%) from fiscal year 2007. The decrease was largely due to decreases in salaries and employee benefits and in servicing assets adjustments and other loan expenses which were partially offset by increases in property and equipment expenses.

Salaries and employee benefits decreased $29.7 million (or 8.5%) in fiscal year 2008 due primarily to staff reductions. During the fiscal year, the Bank recorded $8.7 million of severance expense related to those staff reductions.

Servicing assets adjustments and other loan expenses decreased $65.2 million (or 70.0%) in fiscal year 2008 primarily due to lower actual and projected prepayment speeds on mortgage loans serviced for others.

Property and equipment expense increased $7.7 million (or 11.6%) during fiscal year 2008 primarily due to increased rent expense related to the retail branch network.

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

Other income, which includes interest income, income from other real estate properties and other miscellaneous income, decreased $830,000, or 34.4%, due to lower interest income in fiscal 2007 reflecting decreased cash balances in the fiscal year. In addition easement income, relating to a land parcel in Northern Virginia, of $90,000 and $120,000 were received in fiscal 2007 and 2006, respectively.

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

Other income. Other income decreased to $370.8 million in fiscal year 2007 from $392.6 million in fiscal year 2006. The $21.8 million (or 5.6%) decrease was primarily attributable to decreases, in servicing, securitization and mortgage banking income and automobile rental income which were partially offset by an increase in deposit servicing fees.

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

The financial statements of the Trust and its consolidated subsidiaries are included in this report on the pages indicated and are incorporated herein by reference:

(a)	Report of Independent Registered Public Accounting Firm	81

(b)	Consolidated Balance Sheets—As of September 30, 2008 and 2007	82

(c)	Consolidated Statements of Operations—For the years ended September 30, 2008, 2007 and 2006	83-84

(d)	Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity—For the years ended September 30, 2008, 2007 and 2006	85

(e)	Consolidated Statements of Cash Flows—For the years ended September 30, 2008, 2007 and 2006	86-87

(f)	Notes to Consolidated Financial Statements	88-135

Summary financial information with respect to the Bank is also included in Part I, Item 1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TRUSTEES AND SHAREHOLDERS

B.F. SAUL REAL ESTATE INVESTMENT TRUST

We have audited the accompanying consolidated balance sheets of B.F. Saul Real Estate Investment Trust (“the Trust”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, comprehensive income and changes in shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B.F. Saul Real Estate Investment Trust as of September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2008 in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Trust adopted Statement of Financial Accounting Standards (“FAS”) No. 156, “Accounting for Servicing of Financial Assets,” an amendment to FASB Statement No. 140, as of October 1, 2006.

/s/ Ernst & Young LLP

McLean, Virginia

December 18, 2008

Consolidated Balance Sheets

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	September 30,
(In thousands, except share and per share amounts)	2008	2007
ASSETS
Real Estate
Income-producing properties
Hotel	$424,002	$387,759
Office and industrial	268,063	265,651
Other	1,128	1,128

	693,193	654,538
Accumulated depreciation	(255,695)	(236,685)

	437,498	417,853
Land parcels	51,204	43,354
Construction in progress	91,932	83,756
Investment in Saul Holdings and Saul Centers	85,904	127,079
Cash and cash equivalents	10,274	8,889
Note receivable - related party	—	5,400
Other assets	68,948	65,555

Total real estate assets	745,760	751,886

Banking
Cash and due from banks	433,486	357,634
Interest-bearing deposits	19,701	22,465
Loans held for securitization and/or sale	58,145	202,268
Investment securities (market value of $322,324 and $211,745, respectively)	318,392	210,363
Mortgage-backed securities (market value of $1,248,479 and $1,040,424, respectively)	1,251,511	1,053,433
Loans receivable (net of allowance for losses of $278,904 and $29,000, respectively)	11,580,858	11,637,789
Federal Home Loan Bank stock	110,614	115,327
Property and equipment, net	700,859	645,521
Goodwill and other intangible assets, net	45,029	45,425
Mortgage interest-only assets	339,059	314,111
Mortgage servicing assets	152,866	155,680
Other assets	452,909	329,047

Total banking assets	15,463,429	15,089,063

TOTAL ASSETS	$16,209,189	$15,840,949

LIABILITIES
Real Estate
Mortgage notes payable	$615,152	$579,639
Notes payable - secured	250,000	250,000
Revolving credit facilities outstanding	15,000	14,000
Other liabilities and accrued expenses	37,676	41,563
Deferred tax liability, net	47,360	37,970

Total real estate liabilities	965,188	923,172

Banking
Deposit accounts	11,401,018	10,949,577
Securities sold under repurchase agreements and other short-term borrowings	621,507	563,898
Federal Home Loan Bank advances	1,902,530	2,007,274
Custodial accounts	100,920	98,613
Amounts due to banks	60,665	60,604
Other liabilities	193,779	246,558
Capital notes — subordinated	175,000	175,000

Total banking liabilities	14,455,419	14,101,524

Commitments and contingencies
Minority interest held by affiliates	142,374	138,305
Minority interest — other	296,140	296,013

TOTAL LIABILITIES	15,859,121	15,459,014

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $10.50 cumulative, $1 par value, 90 million shares authorized, 516,000 shares issued and outstanding, liquidation value $51.6 million	516	516
Common shares of beneficial interest, $1 par value, 10 million shares authorized,
6,641,598 shares issued	6,642	6,642
Paid-in surplus	92,943	92,943
Retained earnings	293,808	325,675

	393,909	425,776
Less cost of 1,834,088 common shares of beneficial interest in treasury	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	350,068	381,935

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,209,189	$15,840,949

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(In thousands, except per share amounts)	2008	2007	2006
REAL ESTATE
Income
Hotels	$149,797	$144,665	$127,238
Office and industrial (including $6,471, $6,229 and $5,792 of rental income earned from banking segment, respectively)	47,122	43,475	39,984
Sales of townhomes	6,532	9,820	—
Other	705	1,585	2,415

Total income	204,156	199,545	169,637

Expenses
Direct operating expenses:
Hotels	98,232	92,499	78,041
Office and industrial properties	19,855	16,056	13,374
Land parcels and other	1,431	1,336	1,177
Cost of sales, townhomes	5,971	8,267	—
Interest and amortization of debt expense	58,222	54,043	50,516
Depreciation	26,876	22,758	20,390
Advisory, management and leasing fees - related parties	17,438	16,696	15,480
General and administrative	3,654	4,462	3,156

Total expenses	231,679	216,117	182,134

Equity in earnings (losses) of unconsolidated entities:
Saul Holdings and Saul Centers	11,655	12,540	10,554
Other, including impairment	(212)	—	(503)
Gain on partial sale of Saul Centers Stock	30,356	—	—
Gain on sales of land	—	1,534	416
Gain on sale of investment	2,727	—	—

REAL ESTATE OPERATING INCOME (LOSS)	$17,003	$(2,498)	$(2,030)

BANKING
Interest income
Loans	$690,198	$743,264	$669,154
Mortgage-backed securities	47,746	57,738	45,581
Other	21,379	25,817	22,611

Total interest income	759,323	826,819	737,346

Interest expense
Deposit accounts	222,790	256,913	179,563
Short-term borrowings	66,847	96,210	96,913
Long-term borrowings	29,217	35,168	41,695

Total interest expense	318,854	388,291	318,171

Net interest income	440,469	438,528	419,175
Provision (credit) for loan losses	318,519	3,383	(9,004)

Net interest income after provision (credit) for loan losses	121,950	435,145	428,179

Other income
Deposit servicing fees	174,015	153,574	144,548
Servicing, securitization and mortgage banking income	209,895	145,757	156,438
Automobile rental income, net	590	8,309	35,196
Asset management fees	44,634	38,927	33,291
Other	32,725	24,212	23,103

Total other income	461,859	370,779	392,576

Continued on following page.

Consolidated Statements of Operations (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(In thousands, except per share amounts)	2008	2007	2006
BANKING (Continued)
Operating expenses
Salaries and employee benefits	$320,392	$350,047	$309,365
Servicing assets amortization and other loan expenses	27,908	93,139	103,696
Property and equipment (including $6,471, $6,229 and $5,792 of rental expense paid to real estate segment, respectively)	74,730	66,990	55,832
Marketing	12,857	20,583	22,161
Data processing	49,372	43,783	38,713
Depreciation and amortization	49,399	52,273	69,465
Other	78,808	68,305	82,720

Total operating expenses	613,466	695,120	681,952

BANKING OPERATING (LOSS) INCOME	$(29,657)	$110,804	$138,803

TOTAL COMPANY
(Loss) income from continuing operations before income taxes and minority interest	$(12,654)	$108,306	$136,773
Income tax (benefit) provision	(13,632)	35,435	39,663

Income from continuing operations before minority interest	978	72,871	97,110
Minority interest held by affiliates	7,887	(9,041)	(13,597)
Minority interest — other	(29,293)	(29,213)	(29,141)

(LOSS) INCOME FROM CONTINUING OPERATIONS	(20,428)	34,617	54,372
Discontinued real estate operations:
Income from operations of discontinued real estate assets (including net gain on disposal of $882 in 2006)	—	—	4,225
Income tax expense (benefit)	—	—	1,635

INCOME FROM DISCONTINUED REAL ESTATE OPERATIONS	—	—	2,590

TOTAL COMPANY NET (LOSS) INCOME	$(20,428)	$34,617	$56,962
Dividends: Real Estate Trust’s preferred shares of beneficial interest	(5,418)	(5,418)	(5,418)

NET (LOSS) INCOME AVAILABLE TO COMMON
SHAREHOLDERS	$(25,846)	$29,199	$51,544

NET (LOSS) INCOME PER COMMON SHARE
Income from continuing operations	$(5.38)	$6.07	$10.18
Discontinued operations	—	—	0.54

NET INCOME PER COMMON SHARE (BASIC AND DILUTED)	$(5.38)	$6.07	$10.72

DISTRIBUTIONS DECLARED PER COMMON SHARE	$1.37	$1.37	$1.37

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(Dollars in thousands, except share amounts)	2008	2007	2006
COMPREHENSIVE (LOSS) INCOME
Net (loss) income	$(20,428)	$34,617	$56,962
Other comprehensive income	—	—	—

TOTAL COMPREHENSIVE (LOSS) INCOME	$(20,428)	$34,617	$56,962

CHANGES IN SHAREHOLDERS’ EQUITY
PREFERRED SHARES OF BENEFICIAL INTEREST
Beginning and end of year (516,000 shares)	$516	$516	$516

COMMON SHARES OF BENEFICIAL INTEREST
Beginning and end of year (6,641,598 shares)	6,642	6,642	6,642

PAID-IN SURPLUS
Beginning and end of year	92,943	92,943	92,943

RETAINED EARNINGS
Beginning of year	325,675	296,293	249,083
Net (loss) income	(20,428)	34,617	56,962
Adjustments:
Saul Holdings investment, net of taxes of $398, $2,913 and $1,210, respectively	737	5,410	2,248
Other	—	(1,917)	—
Dividends:
Real Estate Trust preferred shares of beneficial interest	(5,418)	(5,418)	(5,418)
Real Estate Trust common shares of beneficial interest	(6,582)	(6,582)	(6,582)
Cumulative effect of a change in accounting principle, net of tax	(176)	3,272	—

End of year	293,808	325,675	296,293

TREASURY SHARES
Beginning and end of year (1,834,088 shares)	(43,841)	(43,841)	(43,841)

TOTAL SHAREHOLDERS’ EQUITY	$350,068	$381,935	$352,553

The Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(In thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Real Estate
Net income (loss)	$11,121	$(1,548)	$2,574
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt expense	2,582	2,346	2,672
Depreciation	26,876	22,758	20,390
Equity in net losses of unconsolidated entities	212	—	503
Gain on partial sale of Saul Centers Stock	(30,356)	—	—
Net gains on sale of property	—	(1,534)	(6,702)
Gain on sale of investment	(2,727)	—	—
Deferred tax expense	8,993	72	4,121
Increase in accounts receivable and accrued income	(2,512)	(1,021)	(7,051)
Increase in accounts payable and accrued expenses	1,753	1,368	2,318
Dividends and tax sharing payments	1,890	20,039	34,031
Other	(1,747)	(2,383)	(5,137)

	16,085	40,097	47,719

Banking
Net (loss) income	(31,549)	36,165	54,388
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of premiums, discounts and net deferred loan fees	14,428	35,644	36,597
Decrease in income taxes payable	(109,640)	(4,567)	(40,900)
Depreciation and amortization	49,399	52,273	69,465
Provision (credit) for loan losses	318,519	3,383	(9,004)
Minority interest held by affiliates	(7,887)	9,041	13,597
Minority interest - other	10,000	10,000	10,000
Proceeds from sales of trading securities	307,626	568,923	224,536
Purchases and net fundings of loans held for securitization and/or sale	(1,578,179)	(3,329,777)	(4,186,104)
Proceeds from sales of loans held for securitization and/or sale	1,332,750	3,389,467	4,959,043
(Increase) decrease in interest-only strips receivable	(24,948)	30,206	3,910
(Increase) decrease in servicing assets	2,814	19,102	(3,466)
(Increase) decrease in other assets	(87,261)	50,917	(88,792)
Increase (decrease) in custodial accounts	2,307	(5,290)	(18,767)
Increase in other liabilities	56,923	7,256	65,549
Other	2,881	540	(890)

	258,183	873,283	1,089,162

Net cash provided by operating activities	274,268	913,380	1,136,881

CASH FLOWS FROM INVESTING ACTIVITIES
Real Estate
Property acquisitions	—	(47,187)	(108,029)
Development/redevelopment expenditures	(46,567)	(58,852)	(20,973)
Capital expenditures	(22,441)	(19,098)	(31,835)
Property sales, net	—	1,810	17,146
Net repayments, note receivable - related party	5,400	4,900	2,800
Capital contribution to Bank	(48,000)	—	—
Saul Centers stock sale proceeds, net	66,741	—	—
Distributions in excess of equity in earnings from Saul Holdings and Saul Centers	5,924	3,639	4,268
Purchases of Saul Holdings and Saul Centers	—	(32,592)	(15,290)
Proceeds from other investments	5,870	—	—
Other investments	(5,036)	110	(431)

	(38,109)	(147,270)	(152,344)

Banking
Purchases of investment securities	(148,423)	(8,350)	—
Proceds from maturities of investment securities	40,000	—	—
Proceeds from redemption of Federal Home Loan Bank stock	300,934	299,208	273,074
Purchases of Federal Home Loan Bank stock	(296,221)	(329,086)	(222,430)
Net principal collected on loans	3,941,975	4,668,503	5,505,242
Net funding and purchases of loans receivable	(4,241,571)	(6,606,380)	(6,770,029)
Proceeds from sales of loans transferred to loans held for securitization and/or sale	—	2,052	181,995
Principal collected on mortgage-backed securities	199,207	269,789	184,810
Purchases of mortgage-backed securities	(403,482)	(36,577)	(126,788)
Proceeds from sales of automobiles subject to lease	6,321	42,888	106,333
Net purchases of property and equipment	(107,857)	(118,036)	(115,036)
Net proceeds from sales of property and equipment	588	26,476	701
Net proceeds from sales of real estate	77,360	18,561	4,707
Disbursements for real estate held for sale	(8,232)	(15,546)	(11,793)
Purchases of investment management companies	—	(5,902)	(9,552)

	(639,401)	(1,792,400)	(998,766)

Net cash used in investing activities	(677,510)	(1,939,670)	(1,151,110)

Continued on following page.

Consolidated Statements of Cash Flows (Continued)

B. F. SAUL REAL ESTATE INVESTMENT TRUST

	For the Year Ended September 30,
(In thousands)	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Real Estate
Proceeds from mortgage financing	$73,327	$118,142	$294,882
Principal curtailments and repayments of mortgages	(37,814)	(26,842)	(106,108)
Net proceeds from secured revolving credit facilities	1,000	14,000	—
Proceeds from unsecured bridge loan	—	—	86,193
Repayments of unsecured bridge loan	—	—	(86,193)
Proceeds from sales of unsecured notes	—	—	935
Repayments of unsecured notes	—	(21,398)	(37,297)
Costs of obtaining financings	(1,104)	(2,231)	(3,316)
Cash dividends paid on preferred stock	(5,418)	(5,418)	(5,418)
Cash dividends paid on common stock	(6,582)	(6,582)	(6,582)

	23,409	69,671	137,096

Banking
Proceeds from customer deposits and sales of certificates of deposit	108,412,268	96,168,357	83,202,385
Customer withdrawals of deposits and payments for maturing certificates of deposit	(107,960,827)	(95,664,544)	(82,538,389)
Capital contribution from parent	60,000	9,995	—
Advances from the Federal Home Loan Bank	21,058,926	17,036,411	19,764,354
Repayments of advances from the Federal Home Loan Bank	(21,163,670)	(16,372,449)	(20,889,782)
Net increase in other borrowings	57,609	(258,742)	323,725
Cash dividends paid on preferred stock	(10,000)	(10,000)	(10,000)
Cash dividends paid on common stock	—	(20,000)	(40,000)

	454,306	889,028	(187,707)

Net cash provided by (used in) financing activities	477,715	958,699	(50,611)

Increase (decrease) in cash and cash equivalents	74,473	(67,591)	(64,840)
Cash and cash equivalents at beginning of year	388,988	456,579	521,419

Cash and cash equivalents at end of year	$463,461	$388,988	$456,579

Components of cash and cash equivalents at end of year as presented in the consolidated balance sheets:
Real Estate
Cash and cash equivalents	$10,274	$8,889	$46,391
Banking
Cash and due from banks	433,486	357,634	394,309
Interest-bearing deposits	19,701	22,465	15,879

Cash and cash equivalents at end of year	$463,461	$388,988	$456,579

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$386,844	$432,382	$352,104
Income taxes paid, net	90,183	4,509	82,861
Shares of Saul Centers, Inc. common stock	—	32,592	9,895
Cash received during the year from:
Dividends on shares of Saul Centers, Inc. common stock	9,350	8,649	7,588
Distributions from Saul Holdings Limited Partnership	8,230	7,530	7,233
Supplemental disclosures of noncash activities:
Rollovers of notes payable - unsecured	—	—	823
Loans held for securitization and/or sale exchanged for trading securities	304,228	567,903	222,742
Loans receivable transferred to real estate acquired in settlement of loans	138,840	18,603	4,653
Loans receivable exchanged for mortgage-backed securities held-to-maturity	—	—	486,010
Loans held for securitization and/or sale transferred to loans receivable	4,598	1,320,203	—
Assumption of debt not included in cash paid for acquisition of property	—	—	5,830

The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – TRUST:

GENERAL

B.F. Saul Real Estate Investment Trust operates as a Maryland real estate investment trust. The principal business activities of B.F. Saul Real Estate Investment Trust and its consolidated subsidiaries (the “Trust” or “Total Company”) are the ownership of 80% of the outstanding common stock of Chevy Chase Bank, F.S.B., whose assets accounted for 95% of the Trust’s consolidated assets as of September 30, 2008, and the ownership and development of income-producing properties. The properties are located predominantly in the Mid-Atlantic and Southeastern regions of the United States and consist principally of hotels, office projects, and undeveloped land parcels. Chevy Chase Bank, F.S.B. is a federally chartered and federally insured stock savings bank and, as such, is subject to comprehensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, and various types of consumer loans and leases and commercial loans. The Bank’s principal deposit market is the Washington, DC metropolitan area.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expended disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the Trust’s current fiscal year. The Trust has evaluated the impact that FIN 48 has on the Trust’s financial statements, and as of October 1, 2007, has determined that the adoption of FIN 48 did not have a material impact on its financial condition or results of operations. Further, as of September 30, 2008, the Trust had no material unrecognized tax benefits. The Real Estate Trust recognizes penalties and interest accrued to unrecognized tax benefits, if any, as general and administrative expense, the Bank recognizes penalties and interest accrued to unrecognized tax benefits, if any, as other operating expense. With certain exceptions, the Trust is no longer subject to U. S. federal, state and local tax examinations by tax authorities for fiscal years before September 30, 2004.

NET INCOME PER COMMON SHARE

Net income per common share is determined by dividing net income, after deducting preferred share dividend requirements, by the weighted average number of common shares outstanding during the year. For fiscal years 2008, 2007 and 2006 weighted average number of shares used in the calculation was 4,807,510. The Trust has no common share equivalents.

RECLASSIFICATIONS

Certain reclassifications of prior periods’ information have been made to conform with the presentation of the consolidated financial statements for the year ended September 30, 2008, to assure comparability of all periods presented.

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

The purchase price allocation for the acquisition of a hotel property is determined based on the relative fair vale of the components of the property, which include land, building, personal property, franchise relationships, brand names, any in-place leases and other intangibles. The valuation of the personal property is based on management’s evaluation of the value of such property. The personal property is amortized over its remaining estimated useful life. To the extent that franchise relationship, trade name or other intangibles are present in an acquisition, the fair value of the intangibles are amortized over their estimated useful life or evaluated for impairment under SFAS No. 142, if determined to have an indefinite life. An impairment charge on indefinite lived intangible assets is recognized if the fair value is less than the carrying amount. At September 30, 2008 and 2007, indefinite lived intangible assets totaled $9.0 million, equal to their fair value, and are included in Other Assets on the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Interest, real estate taxes and other carrying costs are capitalized on projects under development and construction. Once construction is substantially completed and the assets are placed in service, rental income, direct operating expenses, and depreciation associated with such properties are included in current operations. The Real Estate Trust considers a project to be substantially complete and held available for occupancy upon completion of tenant improvements, but no later than one year from the cessation of major construction activity. Substantially completed portions of a project are accounted for as separate projects. Expenditures for repairs and maintenance are charged to operations as incurred. Interest expense capitalized during fiscal 2008, 2007 and 2006 totaled $2.8 million, $2.1 million and $1.1 million, respectively.

CONSTRUCTION IN PROGRESS

Construction in progress includes preconstruction costs and development costs of active projects. Preconstruction costs associated with these active projects include legal, zoning and permitting costs and other project carrying costs incurred prior to the commencement of construction. Development costs include direct construction costs and indirect costs incurred subsequent to the start of construction such as architectural, engineering, construction management and carrying costs consisting of interest, real estate taxes and insurance. The Construction in Progress balances as of September 30, 2008 and 2007 are as follows:

Construction in Progress

(In thousands)

	September 30, 2008	September 30, 2007
Tysons Park Place II	$77,629	$34,348
Circle 75 Townhomes	14,303	18,525
Circle 75 Infrastructure	—	7,066
Dulles Hampton Inn & Suites	—	23,817

	$91,932	$83,756

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

The decrease in the Circle 75 Infrastructure results from costs being reclassified to land parcels as development activities are complete.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ACCOUNTS RECEIVABLE AND ACCRUED INCOME

Accounts receivable and accrued income of approximately $18.2 million and $18.8 million at September 30, 2008 and 2007, respectively, included in other assets in the financial statements, primarily represents amounts due from commercial property tenants in accordance with the terms of the respective leases and hotel property accounts based on contractual payment obligations. Receivables are reviewed monthly and reserves established with a charge to current period operations when, in the opinion of management, collection of the receivable is doubtful. Accounts receivable from commercial property tenants includes minimum rental income accrued on a straight-line basis to be paid by tenants over the remaining term of their respective leases.

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

Liabilities

The fair value of mortgage notes payable is based on management’s estimate of current market rates for its debt. At September 30, 2008, and 2007, the fair value of mortgage notes payable was $562.1 and $582.2 million, respectively while the carrying amounts of the mortgage notes payable was $615.2 and $579.6 million, respectively. The fair value of notes payable—secured is based on management’s estimate of current market rates and conditions. At September 30, 2008 and 2007, the fair value of notes payable—secured was $250.0 million. The carrying amount of notes payable – secured was $250.0 million for both periods.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS – REAL ESTATE TRUST

On December 4, 2007, the FASB issued FAS No. 141 (Revised 2007), “Business Combinations” (FAS No. 141 (R)”). FAS No. 141(R) will change the accounting for business combinations. Under FAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS No. 141(R) also includes a substantial number of new disclosure requirements. FAS No. 141(R) applies prospectively to business combinations occurring during fiscal years beginning on or after December 15, 2008, which for the Real Estate Trust begins with the fiscal year ending September 30, 2010. FAS No. 141(R) will impact the Real Estate Trust’s financial statements depending on the level of acquisition activity in fiscal 2010 and beyond.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – THE BANK:

Chevy Chase Bank, F.S.B. is a federally chartered and federally insured stock savings bank and, as such, is subject to comprehensive regulation, examination and supervision by the Office of Thrift supervision (“OTS”) and by the Federal Deposit Insurance Corporation (“FDIC”). Chevy Chase Bank is principally engaged in the business of attracting deposits from the public and using such deposits, together with borrowings and other funds, to make loans secured by real estate, primarily residential mortgage loans, various types of other consumer loans and commercial loans. Chevy Chase Bank’s principal deposit markets are the Washington, DC and Baltimore, Maryland metropolitan areas.

Affiliation of Corporations and Basis of Presentation:

All of the outstanding common stock of the Bank is owned by affiliated entities, with the majority (80%) owned by the Trust.

The accompanying consolidated financial statements include the accounts of the Bank and all subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Use of Estimates:

The financial statements have been prepared in conformity with U. S. generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the statements of financial condition and operations for the reporting period. The most critical estimates relate to the allowance for losses on loans, impairment of loans and other assets, fair values of loan interests sold and retained, and fair values of derivative financial instruments. Actual results could differ from estimates.

Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

Federal Reserve Board regulations require the Bank to maintain reserves in the form of cash or deposits in its account at the Federal Reserve Bank of Richmond. The Bank’s average reserve requirements, before credit for vault cash, were $94.6 million, $88.9 million and $87.7 million during the years ended September 30, 2008, 2007 and 2006, respectively.

Loans Held for Securitization and/or Sale:

At September 30, 2008, loans held for securitization and/or sale were comprised of single-family residential loans totaling $58.1 million. At September 30, 2007, loans held for securitization and/or sale were comprised of single-family residential loans totaling $202.2 million and automobile loans totaling $108,000. These loans are originated or purchased for sale in the secondary market and are carried at the lower of aggregate cost or aggregate market value. Prior to 2008, the Bank periodically securitized and sold certain pools of loan receivables in the public and private markets in transactions that were recorded as sales. Single-family residential loans held for sale will either be sold or will be exchanged for mortgage-backed securities and then sold.

Gains and losses on sales of loans held for securitization and/or sale are determined using the specific identification method.

Investment and Mortgage-Backed Securities:

The Bank classifies its investment and mortgage-backed securities as either “held-to-maturity,” “available-for-sale” or “trading” at the time such securities are acquired. Investment and mortgage-backed securities classified as “held-to-maturity” are reported at amortized cost. Investment and mortgage-backed securities classified as “available-for-sale” are reported at fair value, with unrealized gains and losses, net of the related tax effect, reported as a separate component of stockholders’ equity. Investment and mortgage-backed securities classified as “trading” are reported at fair value, with unrealized gains and losses included in earnings. All investment securities and mortgage-backed securities are classified as held-to-maturity at September 30, 2008 and 2007. Premiums and discounts on investment securities and mortgage-backed securities are amortized or accreted using the level-yield method.

Trading Securities:

As part of its mortgage banking activities, the Bank exchanges certain loans held for sale for mortgage-backed securities and then sells the mortgage-backed securities, which are classified as trading securities, to third party investors in the month of issuance. Proceeds from sales of trading securities were $307.6 million, $568.9 million and $224.5 million during the years ended September 30, 2008, 2007 and 2006, respectively. The Bank realized net gains of $371,000, $1.0 million and $1.8 million on the sales of trading securities for the years ended September 30, 2008, 2007 and 2006, respectively. Gains and losses on sales of trading securities are determined using the specific identification method and are included in servicing, securitization and mortgage banking income in the Consolidated Statements of Operations. There were no mortgage-backed securities classified as trading securities at September 30, 2008 and 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans:

A loan is considered impaired when, based on all current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the agreement, including all scheduled principal and interest payments. Loans reviewed by the Bank for impairment include real estate and commercial loans and loans modified in a troubled debt restructuring. Large groups of smaller-balance homogeneous loans that have not been modified in a troubled debt restructuring are collectively evaluated for impairment, which for the Bank include residential mortgage loans and other consumer loans. Impaired loans (including impaired residential mortgage loans) are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, impairment may be measured based on the loan’s observable market price, or, if the loan is collateral-dependent, the fair value of the collateral. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Loans for which foreclosure is probable continue to be classified as loans.

Each impaired real estate or commercial loan is evaluated individually to determine the income recognition policy. Generally, payments received are applied as a reduction of principal. Included in the allowance for loan losses at September 30, 2008 is $61.4 million related to loans greater than 180 days delinquent. At September 30, 2008, the Bank had 419 impaired loans with an aggregate principal balance of $307.7 million, all of which were troubled debt restructurings. The Bank recorded a valuation allowance of $7.9 million related to impaired loans during fiscal year 2008. At September 2007, the Bank had no impaired loans. Average impaired loans totaled $70.7 million during the year ended September 30, 2008. The Bank recognized $2.5 million in interest income on a cash basis related to these loans in fiscal 2008. The Bank did not recognize any interest income on impaired loans during the years ended September 30, 2007 and 2006.

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

The allocated allowance is assessed on both homogeneous and non-homogeneous loan portfolios. A range is calculated by applying loss and delinquency factors to the outstanding loan balances of these portfolios. Loss factors are based on an analysis of the historical performance of each loan category and an assessment of portfolio trends and conditions, as well as specific risk factors impacting the loan portfolios. Each homogeneous portfolio is evaluated collectively. In addition, at September 30, 2008, the Bank performed an individual analysis of the underlying collateral on all single-family loans that are delinquent more than two payments.

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

The unallocated allowance is based upon management’s evaluation and judgment of various conditions that are not directly measured in the determination of the allocated and specific allowances. The conditions evaluated in connection with the unallocated allowance include existing general economic and business conditions affecting the key lending areas of the Bank, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, regulatory examination results and findings of the Bank’s internal credit evaluations. At September 30, 2008 and 2007, most of the unallocated allowance relates to risks inherent in the mortgage loan portfolio, including, for example, geographic concentration and increased delinquent and non-accrual loans.

The allowance for losses is based on estimates and ultimate losses may vary from current estimates. As adjustments to the allowance become necessary, provisions for losses are reported in operations in the periods they are determined to be necessary.

Accrued Interest Receivable on Loans:

Loans are reviewed on a monthly basis and are placed on non-accrual status when, in the opinion of management, the full collection of principal or interest has become unlikely (generally at 90 days delinquent). Uncollectible accrued interest receivable on non-accrual loans is charged against current period interest income. Loans on non-accrual status totaled $530.3 million and $87.1 million at September 30, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Real Estate Held for Sale:

Real estate held for sale, included in other assets on the Consolidated Statements of Financial Condition, consists of real estate acquired in settlement of loans (“REO”) and is carried at the lower of cost or fair value (less estimated selling costs). Costs relating to the development and improvement of property, including interest, are capitalized, whereas costs relating to the holding of property are expensed. REO totaled $92.0 million and $48.4 million at September 30, 2008 and 2007, respectively.

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

Goodwill and Other Intangible Assets:

Goodwill is not amortized, but, instead, is periodically tested for impairment. An impairment loss on goodwill is recognized if the fair value is less than the carrying amount. At September 30, 2008 and 2007, the fair value of the goodwill recorded on the Bank’s balance sheet exceeded its carrying value. At September 30, 2008 and 2007, goodwill totaled $43.2 million.

In July 2005, a subsidiary of the Bank purchased an investment management company and recorded goodwill of $5.9 million and a separately identified intangible asset of $1.1 million. The separately identified intangible asset is being amortized over its expected life. The subsidiary was required to pay an additional $750,000 of deferred purchase price during each of fiscal year 2007 and 2006, which was capitalized as goodwill.

In October 2005, another subsidiary of the Bank purchased an investment management company and recorded goodwill of $6.9 million and a separately identified intangible asset of $1.9 million. The intangible asset is being amortized over its expected life. The subsidiary was required to pay an additional $5.2 million of deferred purchase price during the fiscal year 2007 and will pay an additional $9.7 million of deferred purchase price in fiscal year 2009. The subsidiary could be required to pay an additional $9.1 million in fiscal year 2010, if certain contingencies are satisfied.

The premium attributable to the value of home equity relationships related to certain home equity loans purchased in fiscal 1999, amounting to $105,000 and $131,000, net, at September 30, 2008 and 2007, respectively, is included in goodwill and other intangible assets in the Consolidated Statements of Financial Condition. This premium is being amortized over the estimated term of the underlying relationships. The Bank did not purchase any home equity loans during fiscal years 2008, 2007 and 2006.

Accumulated amortization of other intangible assets was $12.5 million and $12.1 million at September 30, 2008 and 2007, respectively.

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

Interest-Only Strips Receivable:

The Bank accounts for its interest-only certificates and/or interest-only strips receivable (collectively, “interest-only assets”) as trading securities and, accordingly, carries them at fair value. The Bank uses certain assumptions to calculate the carrying values of the interest-only assets, mainly estimates of prepayment speeds, credit losses and interest rates, which are beyond the control of the Bank. To the extent actual results differ from the assumptions, the carrying values are adjusted accordingly. The fair value adjustments for interest-only assets are included in servicing, securitization and mortgage banking income. A fair value write up of $119.5 million was recorded for the year ended September 30, 2008 due to lower estimated prepayment levels reflecting liquidity issues in the primary mortgage market. Fair value write downs of $8.9 million and $88.2 million were recorded in the years ended September 30, 2007 and 2006, respectively.

The Bank did not capitalize any interest-only assets during the year ended September 30, 2008. Interest-only assets capitalized in the years ended September 30, 2007 and 2006 amounted to $100.3 million and $208.1 million, respectively, and were related to the securitization and sale of loan receivables. See Note 17.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Financial Instruments:

The Bank uses derivative financial instruments to reduce interest-rate risk with respect to its mortgage banking activities. At September 30, 2008 and 2007, all derivatives are recorded on the balance sheet at their fair market value. See Note 29.

Marketing:

Advertising costs are expensed as incurred. In August 2006, the Bank entered into a multi-year naming rights agreement with the University of Maryland. Under the agreement, the Bank has certain marketing rights, including the right to name the playing surface at Byrd Stadium “Chevy Chase Bank Field.” The net present value of the payments to be made to the university is being amortized to marketing expense over the life of the contract.

Recently Issued Accounting Standards:

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to improve the transparency of financial reporting for derivative and hedging activities. SFAS 161 requires disclosure of how derivative instruments affect an entity’s cash flows, financial performance and financial position. The Bank has determined that the adoption of SFAS 161 will require additional disclosures but will have no effect on the Bank’s financial condition or results of operations.

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

The impact of the adoption, which represents the excess of the fair value over the carrying amount of the MSRs, net of any related valuation allowance, was $4.1 million, net of related income taxes, and was recorded as a cumulative-effect adjustment to retained earnings on October 1, 2006.

4.	LIQUIDITY AND CAPITAL RESOURCES—REAL ESTATE TRUST:

The Real Estate Trust’s cash flow from operating activities, excluding dividends and tax sharing payments from the Bank, has been historically insufficient to meet all of its cash flow requirements. The Real Estate Trust’s internal sources of funds, primarily cash flow generated by its income-producing properties, generally have been sufficient to meet its cash needs other than the repayment of principal on outstanding debt, the payment of interest on its indebtedness, and the payment of capital improvement costs. The Real Estate Trust funds such shortfalls through a combination of external funding sources, primarily new financings, refinancing of maturing mortgage debt, proceeds from asset sales, dividends and distributions from Saul Centers and Saul Holdings Partnership and dividends and tax sharing payments from the Bank. Although cash flows from operating activities, exclusive of Bank dividends and tax sharing payments, have been positive during the prior two most recent fiscal years, for the foreseeable future, the Real Estate Trust’s ability to generate positive cash flow from operating activities and to meet its liquidity needs, including debt service payments, repayment of debt principal and capital expenditures, will continue to depend on these available external sources. Dividends received from the Bank are a component of funding sources available to the Real Estate Trust. The availability and amount of dividends in future periods is dependent upon, among other things, the Bank’s operating performance and income, and regulatory restrictions on such payments. Dividend and tax sharing payments received by the Real Estate Trust are presented as cash flows from operating activities in the Consolidated Statements of Cash Flows.

During fiscal 2007 and 2006, the Bank made dividend payments totaling $16.0 and $32.0 million to the Real Estate Trust. No dividend payments were made during fiscal 2008. During fiscal 2008, 2007 and 2006, the Bank made net tax sharing payments totaling $2.0, $4.0 and $2.0 million to the Real Estate Trust.

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

During fiscal 2007 the Real Estate Trust purchased, through dividend reinvestment and on the open market, approximately 628,000 shares of common stock of Saul Centers, Inc. (“Saul Centers”) and as of September 30, 2008 and 2007 owned approximately 3,848,000 shares and 5,348,000 shares representing 21.6% and 30.2% of such company’s outstanding common stock, respectively. As of September 30, 2008 and 2007, the market value of the total shares was approximately $194.5 million and $275.0 million, respectively. The majority of these shares have been pledged as collateral with the Real Estate Trust’s credit line banks. During fiscal 2008, the Real Estate Trust, through an underwritten public offering, sold 1.5 million shares of Saul Centers common stock, realizing proceeds of approximately $67.0 million and a gain of approximately $30.4 million.

In fiscal 1993, the Real Estate Trust entered into a series of transactions in connection with the initial public offering of Saul Centers. The Real Estate Trust transferred its 22 shopping centers and one of its office properties together with the $196.0 million of mortgage debt and deferred interest associated with such properties, to a newly formed partnership, Saul Holdings Limited Partnership (“Saul Holdings Partnership”), in which as of September 30, 2008, the Real Estate Trust owns (directly or through one of its wholly owned subsidiaries) a 18.8% interest, other entities affiliated with the Real Estate Trust own a 4.5% interest, and Saul Centers owns a 76.7% interest. As of September 30, 2007 the Real Estate Trust owned (directly or through one of its wholly owned subsidiaries) a 18.9% interest, other entities affiliated with the Real Estate Trust owned a 4.5% interest and Saul Centers owned a 76.6% interest. Certain officers and trustees of the Trust are also officers and/or directors of Saul Centers. Under the Saul Holdings Partnership Agreement, the units are generally convertible on a one-for-one basis into common stock of Saul Centers. However, a portion of the limited partnership units were not convertible as of September 30, 2008 because the conversion would cause the Real Estate Trust and certain affiliates of the Trust to exceed the ownership limitation under our articles of incorporation, which restricts the amount of our equity they may constructively or beneficially own, denoted by reference to provisions of the Code. The Real Estate Trust shares in cash distributions from operations and from capital transactions involving the sale of properties. The partnership agreement of Saul Holdings Partnership provides for quarterly distributions to the partners out of net cash flow. During fiscal 2008, the Real Estate Trust received total cash distributions of $8.2 million from Saul Holdings Partnership which were all reinvested in common stock of Saul Centers. Substantially all of the Real Estate Trust’s ownership interest in Saul Holdings Partnership has been pledged as collateral with the Real Estate Trust’s credit line banks.

Pursuant to a reimbursement agreement among the partners of Saul Holdings Partnership and its subsidiary limited partnerships (collectively, the “Partnerships”), the Real Estate Trust and its subsidiaries that are partners in the Partnerships agreed to reimburse Saul Centers and the other partners in the event the Partnerships fail to make payments with respect to certain portions of the Partnerships’ debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. At September 30, 2008, the maximum potential obligations of the Real Estate Trust and its subsidiaries under this agreement totaled approximately $90.0 million. The Real Estate Trust believes that Saul Holdings Partnership will be able to make all payments due with respect to its debt obligations.

The fair market value of each of the properties contributed to the Partnerships by the Real Estate Trust at the date of transfer (the FMV of each such property) exceeded the tax basis of such property (with respect to each property, such excess is referred to as the FMV-Tax Difference). In the event Saul Centers, as general partner of the Partnerships, causes the Partnerships to dispose of one or more of such properties, a disproportionately large share of the total gain for federal income tax purposes would be allocated to the Real Estate Trust or its subsidiaries. In general, if the gain recognized by the Partnerships on a property disposition is less than or equal to the FMV-Tax Difference for such property (as previously reduced by the amounts of special tax allocations of depreciation deductions to the partners), a gain equal to the FMV-Tax Difference (as adjusted) will be allocated to the Real Estate Trust. To the extent the gain recognized by the Partnerships on the property disposition exceeds the FMV-Tax Difference (as adjusted), such excess generally will be allocated among all the partners in Saul Holdings Partnership based on their relative percentage interests. In general, the amount of gain allocated to the Real Estate Trust in the event of such a property disposition is likely to exceed, perhaps substantially, the amount of cash, if any, distributable to the Real Estate Trust as a result of the property disposition. In addition, future reductions in the level of the Partnerships’ debt, or any release of the guarantees of such debt by the Real Estate Trust, could cause the Real Estate Trust to have taxable constructive distributions without the receipt of any corresponding amounts of cash. Currently, management does not intend to seek a release of or a reduction in the guarantees or to convert its limited partner units in Saul Holdings into shares of Saul Centers common stock.

At the date of transfer of the Real Estate Trust properties to Saul Holdings Partnership, liabilities exceeded assets transferred by approximately $104.3 million on an historical cost basis. The assets and liabilities were recorded by Saul Holdings Partnership and Saul Centers at their historical cost rather than market value because of affiliated ownership and common management and because the assets and liabilities were the subject of the business combination between Saul Centers and Saul Holdings Partnership, newly formed entities with no prior operations.

The management of Saul Centers has adopted a strategy of maintaining a ratio of total debt to total asset value, as estimated by management, of fifty percent or less. The management of Saul Centers has concluded at September 30, 2008, that the total debt of Saul Centers remains below fifty percent of total asset value. The total asset value is determined by the management of Saul Centers as the aggregate fair value of the portfolio of properties by reference to the properties’ aggregate cash flow. As a result, the management of the Real Estate Trust has concluded that fundings under the reimbursement agreement are remote.

As of September 30, 2008 and 2007, the Real Estate Trust’s investment in the consolidated entities of Saul Centers, which is accounted for under the equity method, consisted of the following.

(In thousands)	September 30, 2008	September 30, 2007
Saul Holdings Partnership:
Investment in partnership units	$19,112	$19,112
Distributions in excess of allocated net income	(25,754)	(24,118)
Saul Centers:
Investment in common shares	152,574	151,438
Sale of common shares	(36,386)	—
Distributions in excess of allocated net income	(23,642)	(19,353)

Total	$85,904	$127,079

The Trust’s investment in Saul Centers exceeded the underlying book value of the investment at the time of the purchases. At September 30, 2008 and 2007, the cumulative excess (net of allocated costs for shares sold) totaled $95.1 and $132.1 million, respectively. This amount is being amortized over the estimated remaining useful life of the underlying real estate assets. At September 30, 2008 and 2007, the unamortized balance was $76.3 and $116.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The unaudited Condensed Consolidated Balance Sheets as of September 30, 2008 and 2007, and the unaudited Condensed Consolidated Statements of Operations for the twelve months ended September 30, 2008, 2007 and 2006 of Saul Centers follow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SAUL CENTERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

		September 30,
(In thousands)		2008	2007
Assets
Real estate investments		$1,010,357	$881,646
Accumulated depreciation		(247,994)	(229,055)
Other assets		93,277	72,432

Total assets		$855,640	$725,023

Liabilities and stockholders’ equity
Mortgage notes payable		$567,680	$528,604
Other liabilities		60,619	42,798

Total liabilities		628,299	571,402
Minority Interests		2,944	5,091
Total stockholders’ equity		224,397	148,530

Total liabilities and stockholders’ equity		$855,640	$725,023

SAUL CENTERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Twelve Months Ended September 30,
(In thousands)	2008	2007	2006
Revenue
Base rent	$123,789	$116,911	$107,579
Other revenue	34,795	30,767	27,329

Total revenue	158,584	147,678	134,908

Expenses
Operating expenses	36,453	32,336	28,658
Interest expense and amortization of debt expense	34,616	33,414	31,894
Depreciation and amortization	29,407	25,885	25,128
General and administrative	12,256	11,013	10,015

Total expenses	112,732	102,648	95,695

Operating income before minority interests and gain on sale of property	45,852	45,030	39,213
Gain on sale of property	344	—	—

Operating income before minority interests	46,196	45,030	39,213
Minority share of income	(8,037)	(8,751)	(7,507)

Net income	38,159	36,279	31,706
Preferred dividends	(11,668)	(8,000)	(8,000)

Net income available to common shareholders	$26,491	$28,279	$23,706

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	REAL ESTATE INVESTMENT PROPERTIES—REAL ESTATE TRUST:

The following table summarizes the cost basis of income-producing properties and land parcels together with their related debt.

(Dollars in thousands)	No.	Land	Buildings and Improvements	Total	Related Debt (1)
September 30, 2008
Income-producing properties
Hotels	19	$37,506	$386,496	$424,002	$314,310
Office and industrial	15	23,931	244,132	268,063	231,569
Other	2	1,128	—	1,128	—

	36	$62,565	$630,628	$693,193	$545,879

Land Parcels	11	$51,204	$—	$51,204	$—

Construction in Progress	4	$2,004	$89,928	$91,932	$69,401

(1)	Amount includes $615.2 million of mortgage notes payable and approximately $128 of capital leases.

(Dollars in thousands)	No.	Land	Buildings and Improvements	Total	Related Debt (2)
September 30, 2007
Income-producing properties
Hotels	18	$36,758	$351,001	$387,759	$302,555
Office and industrial	15	23,931	241,720	265,651	237,044
Other	2	1,128	—	1,128	—

	35	$61,817	$592,721	$654,538	$539,599

Land Parcels	11	$43,354	$—	$43,354	$—

Construction in Progress	4	$3,429	$80,327	$83,756	$40,406

(2)	Amount includes $579.6 million of mortgage notes payable and approximately $366 of capital leases.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On March 24, 2006, the Real Estate Trust acquired a 145 room historic hotel located in Washington, D.C. for a purchase price of approximately $100.0 million. The Real Estate Trust accounted for the acquisition in accordance with SFAS No. 141, “Business Combinations.” The Real Estate Trust allocates the purchase price to various components, such as land, building, personal property and certain marketing related, customer related and franchise related intangibles, if applicable, as described in Note 2. Of the total cost $9.0 million has been allocated to intangible assets, included in Other Assets on the Consolidated Balance Sheets, $4.1 million has been allocated to personal property and the remainder allocated to land and building which are included in Hotel Real Estate on the consolidated balance sheet. The results of operations of the acquired hotel were included in the consolidated statements of operations as of the acquisition date.

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

As of September 30, 2008 and 2007 the gross carrying amount of the lease intangible assets included in lease acquisition costs was $150,000 in each period and accumulated amortization was $148,000 and $135,000, respectively. Total amortization of this asset was $12,000, $34,000 and $76,000 for the years ended September 30, 2008, 2007 and 2006, respectively. As of September 30, 2008 and 2007 the gross carrying amount of the below market lease intangibles included in other liabilities and accrued expenses was $266,000 in each period and accumulated amortization was $265,000 and $253,000, respectively. Total amortization of this liability was $12,000, $50,000 and $153,000 for the years ended September 30, 2008, 2007 and 2006, respectively.

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

Operating Properties:

Included in income from operations of discontinued real estate assets for fiscal 2006 are two hotel properties and two other real estate property assets. The sales of the hotel properties closed in December 2005 and January 2006, respectively. The sales of the other real estate assets closed in February 2006 and January 2005. There was no income from operations of discontinued real estate assets during fiscal 2008 or 2007.

The Real Estate Trust makes the determination to sell a property when it no longer meets its investment criteria. The Real Estate Trust determines if the assets meet the held for sale criteria in accordance with FASB No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Real Estate Trust compares the carrying value of these assets to their estimated fair value, less cost to sell, to determine if the assets were impaired. No impairment charges have been recorded. There were no assets held for sale at September 30, 2008 or September 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Real Estate Trust has a $105.0 million construction/permanent loan for its Tysons Park Place II development. The loan is for a term of 14.5 years and bears interest at 6.28%. Interest only will be payable for the initial three years, thereafter monthly interest and principal will be payable based on a 30 year amortization period. The loan will be used to fund the majority of the construction costs for the Tysons Park Place II development. The Real Estate Trust received loan draws of $42.7 million during fiscal 2008, bringing the balance outstanding under this loan at September 30, 2008 to $69.4 million.

On July 24, 2008, the Real Estate Trust closed on an $8.0 million mortgage note secured by an office building located in Atlanta, Georgia. The note, which is due August 1, 2018, bears interest at 6.57% and requires monthly principal and interest payments of $50,934 with a balloon payment of $6.8 million due at maturity. The proceeds from the financing, along with approximately $2.2 million drawn from the revolving credit facilities were used to pay off the properties existing $10.1 million mortgage loan.

On April 4, 2008, the Real Estate Trust closed on a $16.0 million mortgage note secured by the Dulles Hampton Inn & Suites. The note, which is due on April 15, 2023 bears interest at 6.5% and requires monthly interest only payments for the initial twelve months. Beginning in year two, monthly principal and interest payments of $108,034 are required with a balloon payment of $10.3 million due at maturity. The proceeds from the financing, along with approximately $4.7 million drawn from the revolving credit facilities were used to pay off the properties outstanding $20.3 million construction loan which was used to finance the construction of the hotel.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Notes payable – unsecured:

Notes payable—unsecured includes notes which have been sold by the Real Estate Trust directly to investors at varying interest rates with maturities of one to ten years. These notes do not contain any provisions for conversion, sinking fund or amortization, but are subject to a provision permitting the Real Estate Trust to call them prior to maturity as long as the notes have been outstanding for over one year. On June 19, 2006 the Real Estate Trust terminated its public offering of these notes and subsequently withdrew the registration of the un-issued notes. Consistent with the terms of the notes, during the year ended September 30, 2006, the Real Estate Trust called $29.6 million of the outstanding notes for prepayment, of which $19.1 million were outstanding at September 30, 2006 and were prepaid during the first quarter of fiscal 2007. The remaining $2.3 million of uncalled unsecured notes matured during the first quarter of fiscal 2007. As of the end of the first quarter of fiscal 2007 all of the unsecured notes outstanding as of September 30, 2006 were repaid. There were no unsecured notes outstanding as of September 30, 2008 or 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit facilities:

The Real Estate Trust has a $75.0 million secured revolving credit line with an unrelated bank that matures on January 31, 2010, with provisions for extending the term for an additional year. This facility is secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 150 basis points over the index. At September 30, 2008, the Real Estate Trust had no outstanding borrowings and unrestricted availability of $75.0 million.

The Real Estate Trust has an additional $75.0 million revolving credit line with an unrelated bank that matures on June 30, 2010, with provisions for extending the term for an additional year. This facility is also secured by a portion of the Real Estate Trust’s ownership in Saul Holdings Partnership and Saul Centers. Interest is computed by reference to a floating rate index with the current interest rate spread at 150 basis points over the index. At September 30, 2008, the Real Estate Trust had $15.0 million in outstanding borrowings and unrestricted availability of $55.0 million. The Real Estate Trust was issued a $6.0 million letter of credit, which was reduced to $5.0 million during fiscal 2008, for the benefit of a mortgage lender as part of one of the mortgage financings completed during the quarter ended June 30, 2006. The letter of credit will continue to be reduced annually based on the amount of capital expended at the subject property. The letter of credit reduces the availability under the revolving credit facility.

At September 30, 2008 and 2007 the Real Estate Trust was in compliance with its debt covenants.

The maturity schedule for the Real Estate Trust’s outstanding debt, including mortgage notes payable for real estate held for sale, at September 30, 2007 for the fiscal years commencing October 1, 2007 is set forth in the following table:

Debt Maturity Schedule

(In thousands)

Fiscal Year	Mortgage Notes	Notes Payable—Secured	Total
2009	$7,844	$—	$7,844
2010	13,472	15,000	28,472
2011	24,105	—	24,105
2012	18,139	—	18,139
2013	72,746	—	72,746
Thereafter (1)	478,846	250,000	728,846

Total	$615,152	$265,000	$880,152

(1)	Includes 100%, $69.4 million, of the Tysons Park Place II construction/permanent loan balance drawn to date.

Of the $615.2 million of mortgage notes outstanding at September 30, 2008, $545.8 million was non-recourse to the Real Estate Trust.

10.	EXTINGUISHMENT OF LIABILITIES – REAL ESTATE TRUST:

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

Income from commercial properties includes minimum rent arising from non-cancelable commercial leases. Minimum rent for fiscal years 2008, 2007 and 2006 amounted to $39.3, $37.4 and $35.2 million, respectively. Future minimum rentals as of September 30, 2008 under non-cancelable leases are as follows:

Fiscal Year	(In thousands)
2009	$39,152
2010	32,607
2011	27,119
2012	19,648
2013	10,947
Thereafter	36,385

Total	$165,858

12.	TRANSACTIONS WITH RELATED PARTIES—REAL ESTATE TRUST:

TRANSACTIONS WITH B. F. SAUL COMPANY AND ITS SUBSIDIARIES

In fiscal 2005, the Real Estate Trust was managed by B. F. Saul Advisory Company, L.L.C., (the “Advisor”), a wholly-owned subsidiary of B. F. Saul Company (“Saul Co.”). On October 1, 2005, the Advisor’s obligations under the advisory agreement were assigned to Saul Co. and thus, in fiscal years 2006 and 2007, the Real Estate Trust was managed by Saul Co. pursuant to an advisory agreement that continues year to year unless cancelled by either party at the end of any contract year. All of the Real Estate Trust officers and four Trustees of the Trust are also officers and/or directors of Saul Co. The Advisor was and Saul Co. is paid a fixed monthly fee which is subject to annual review by the Trustees. The average monthly fee was $624,000 during fiscal 2008, $602,000 during fiscal 2007, and $560,000 during fiscal 2006.

Saul Co. and B.F. Saul Property Company (“Saul Property Co.”), a wholly-owned subsidiary of Saul Co., provide services to the Real Estate Trust through commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property agreements. Fees paid to Saul Co. and Saul Property Co. amounted to $12.9, $14.7 and $13.0 million in fiscal 2008, 2007 and 2006, respectively, related to these services.

The Real Estate Trust reimburses Saul Co. and Saul Property Co. for costs and expenses incurred on behalf of the Real Estate Trust, in-house legal expenses, and for all travel expenses incurred in connection with the affairs of the Real Estate Trust.

In fiscal 2005, the Real Estate Trust paid the Advisor fees equal to 2% of the principal amount of the unsecured notes as they are issued to offset its costs of administering the program. On October 1, 2005, in conjunction with the Real Estate Trust’s decision to discontinue the public sale of unsecured notes, the fee agreement was modified whereas the fee to Saul Co. for any calendar month that the Real Estate Trust did not issue notes under the program was to be $7,500 for such month. These payments amounted to $23,000, $90,000 and $111,000 in fiscal 2008, 2007 and 2006, respectively. No unsecured notes were sold in fiscals 2006, 2007 or 2008, and all notes were repaid as of September 30, 2008.

A subsidiary of Saul Co. is a general insurance agency which receives commissions and countersignature fees in connection with the Real Estate Trust’s insurance program. Such commissions and fees amounted to approximately $389,000, $391,000 and $311,000 in fiscal 2008, 2007 and 2006, respectively.

Under an existing unsecured note receivable from Saul Co., which was modified and amended on October 1, 2005, not to exceed $30.0 million, the Real Estate Trust received net repayments of $5.4 million during fiscal 2008. During fiscal 2007 net repayments totaled $4.9 million. At September 30, 2008 and September 30, 2007, the note balance totaled zero and $5.4 million, respectively. Interest is computed on the note at 200 basis points over a floating rate index. Interest earned on the note amounted to $123,000, $532,000 and $959,000 during fiscal 2008, 2007 and 2006, respectively. The note is due and payable on September 30, 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

REMUNERATION OF TRUSTEES AND OFFICERS

For fiscal years 2008, 2007, and 2006, the Real Estate Trust paid the Trustees approximately $94,000, $95,000 and $94,000, respectively, for their services. Two of the Trustees have historically elected to defer the receipt of their fees. Interest is accrued on these deferred fees at the two year treasury rate, adjusted quarterly. Deferred fees totaled $30,000 per year in fiscal 2008, 2007 and 2006. Interest accrued on the deferred balances totaled $13,000, $21,000 and $20,000 for fiscal 2008, 2007 and 2006, respectively. At September 30, 2008 and 2007, the payable due to the Trustees, included in Other liabilities and accrued expenses on the Balance Sheet, totaled $525,000 and $483,000, respectively. These funds are available to the Trustees upon their request. No compensation was paid to the officers of the Real Estate Trust for acting as such; however, one Trustee was paid by the Bank for his services as Chairman of the Board and Chief Executive Officer of the Bank, and four others received payments for their services as directors of the Bank. Four of the Trustees and all of the officers of the Real Estate Trust receive compensation from Saul Co. as directors and/or officers.

SAUL HOLDINGS LIMITED PARTNERSHIP AND SAUL CENTERS, INC.

The Real Estate Trust accounts for these investments under the equity method. The Real Estate Trust’s share of earnings for fiscal 2008, 2007 and 2006 was $11.7, $12.5 and $10.6 million, respectively, see Note 5.

OTHER TRANSACTIONS

The Real Estate Trust leases space to the Bank and Saul Property Co. at several of its income-producing properties. Minimum rents and expense recoveries paid by these affiliates amounted to approximately $6.5, $6.2 and $5.8 million in fiscal 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	INVESTMENT AND MORTGAGE-BACKED SECURITIES – THE BANK:

At September 30, 2008 and 2007, investment securities are comprised of U.S. Government and agency debt securities and are classified as held-to-maturity. At September 30, 2008 and 2007, all mortgage-backed securities are also classified as held-to-maturity. Gross unrealized holding gains and losses on the Bank’s U.S. Government and mortgage-backed securities are as follows:

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
September 30, 2008
Investment securities:
Original maturity after one year, but within five years	$318,392	$3,932	$—	$322,324
Mortgage-backed securities:
FNMA	257,787	623	333	258,077
FHLMC	808,769	2,309	2,040	809,038
CMBS	12,033	—	725	11,308
Non-agency, AAA rated	140,557	—	—	140,557
Non-agency, other investment grade	29,616	—	1,254	28,362
Non-agency, non-investment grade	2,749	—	1,612	1,137

Total	$1,569,903	$6,864	$5,965	$1,570,803

(In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Aggregate Fair Value
September 30, 2007
Investment securities:
Original maturity after one year, but within five years	$210,363	$1,382	$—	$211,745
Mortgage-backed securities:
FNMA	162,491	230	1,083	161,638
FHLMC	708,667	115	7,185	701,597
Non-agency, AAA rated	163,990	—	3,608	160,382
Non-agency, other investment grade	18,285	—	1,478	16,807

Total	$1,263,796	$1,727	$13,354	$1,252,169

During the years ended September 30, 2008 and 2007 the Bank sold mortgage-backed securities totaling $6.7 million and $70.1 million, respectively. There were no sales of investment securities or mortgage-backed securities during the year ended September 30, 2006.

The tables above show that some of the securities in the held-to-maturity investment portfolio have unrealized losses, or were temporarily impaired, as of September 30, 2008 and 2007. This temporary impairment represents the amount of loss that would be realized if the securities were sold at the valuation date, and occurs as a result of changes in overall yields and/or credit spreads between the date the asset was acquired and the valuation date. The unrealized losses associated with U.S. Government debt, agency debt and mortgage-backed securities are not considered to be other than temporary because they relate to changes in interest rates and do not affect the expected cash flows of the securities. Securities which were temporarily impaired at September 30, 2008 and 2007 are shown below, along with the length of the impairment period. During the year ended September 30, 2008, the Bank recognized other than temporary impairment of $2.7 million related to certain mortgage- and asset-backed securities which is included as a reduction to other income on the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2008
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$—	$—	$—	$—	$—	$—
Agency debt securities	—	—	—	—	—	—
Municipal bonds	—	—	—	—	—	—
Commercial mortgage backed securities	11,307	(725)	—	—	11,307	(725)
Mortgage-backed securities	474,365	(4,269)	4,175	(1,970)	478,540	(6,239)

Total temporarily impaired securities	$485,672	$(4,994)	$4,175	$(1,970)	$489,847	$(6,964)

	September 30, 2007
	Less than 12 months		12 months or longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government securities	$—	$—	$—	$—	$—	$—
Agency debt securities	—	—	—	—	—	—
Municipal bonds	—	—	—	—	—	—
Mortgage-backed securities	465,404	3,575	330,884	4,692	796,288	8,268

Total temporarily impaired Securities	$465,404	$3,575	$330,884	$4,692	$796,288	$8,268

Estimated maturities of the Bank’s mortgage-backed securities at September 30, 2008 are as follows:

(In thousands)
Due within one year	$22,398
Due after one year, but within five years	106,635
Due after five years, but within ten years	152,134
Due after ten years	970,344

Total	$1,251,511

Accrued interest receivable on investment and mortgage-backed securities totaled $3.3 million and $7.6 million at September 30, 2008, respectively, and $3.8 million and $6.1 million at September 30, 2007, respectively, and is included in other assets in the Consolidated Statements of Financial Condition.

14.	LOANS RECEIVABLE – THE BANK:

Loans receivable is composed of the following:

	September 30,
(In thousands)	2008	2007
Single-family residential	$8,155,446	$8,044,052
Home equity	1,458,430	1,583,170
Single-family / construction to permanent	357,876	457,446
Other real estate	644,274	357,265
Commercial	830,846	935,999
Automobile	257,541	128,823
Other consumer	45,879	43,818

	11,750,292	11,550,573

Unearned discounts and net deferred loan origination costs	109,470	116,216
Allowance for losses on loans	(278,904)	(29,000)

	(169,434)	87,216

Total	$11,580,858	$11,637,789

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Bank serviced loans owned by others amounting to $12,347.5 million and $13,131.3 million at September 30, 2008 and 2007, respectively. Cumulative deferred interest totaled $156.3 million and $93.3 million at September 30, 2008 and 2007, respectively.

The following table summarizes deferred interest activity:

	Year Ended September 30,
(In thousands)	2008	2007
Balance at beginning of year	$93,320	$32,797
Additions	89,964	93,405
Sales	—	(11,480)
Repayments	(5,153)	(2,054)
Transfers to REO	(3,669)	(48)
Payoffs	(18,127)	(19,300)

Balance at end of year	$156,335	$93,320

Accrued interest receivable on loans totaled $48.3 million and $63.6 million at September 30, 2008 and 2007, respectively, and is included in other assets in the Consolidated Statements of Financial Condition.

15.	ALLOWANCE FOR LOSSES – THE BANK:

Activity in the allowance for losses on loans receivable is summarized as follows:

(In thousands)	Year Ended September 30,
	2008	2007	2006
Beginning Balance	$29,000	$25,000	$28,640
Provision (credit) for losses	318,519	3,383	(9,004)
Charge-offs	(72,465)	(7,587)	(6,549)
Recoveries	3,850	8,204	11,913

Ending Balance	$278,904	$29,000	$25,000

16.	LOAN SERVICING RIGHTS – THE BANK:

Servicing assets are recorded when purchased and in conjunction with loan sales and securitization transactions when servicing rights are retained by the Bank. Activity in servicing assets is summarized as follows:

(In thousands)	Year Ended September 30,
	2008	2007		2006
Beginning Balance	$155,680	$168,059	(1)	$201,156
Additions	15,784	57,874		89,527
Amortization	—	—		(83,428)
Accretion	17,250	16,297		—
Cash collected	(50,766)	(86,915)		—
Net fair value adjustment	14,918	365		—

Ending Balance	152,886	155,680		207,255
Valuation Allowance	—	—		(39,196)

Carrying Value	$152,866	$155,680		$168,059

(1)	Includes the elimination of valuation allowances amounting to $39.2 million as a result of the adoption of SFAS 156 on October 1, 2006.

The aggregate fair value of servicing assets at September 30, 2008 and 2007 was $152.9 million and $155.7 million, respectively. Accumulated amortization was $356.3 million at September 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Activity in the valuation allowance for servicing assets is summarized as follows:

(In thousands)	Year Ended September 30,
	2007	2006
Balance at beginning of year	$39,196	$36,564
Additions charged to loan expenses	—	2,632
Elimination of valuation allowance per adoption of SFAS 156	(39,196)	—

Balance at end of year	$—	$39,196

There were no sales of rights to service mortgage loans during fiscal years 2008, 2007 and 2006. Servicing fees are included in servicing, securitization and mortgage banking income in the Consolidated Statements of Operations.

At September 30, 2008 and 2007, key assumptions and the sensitivity of the current value of originated servicing assets to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

	September 30, 2008
(Dollars in thousands)	Single-Family Residential	Home Equity/ Home Improvement
Carrying value	$152,850	$16
Weighted average life (in years)	4.5	4.5
Prepayment speed assumption (annual rate): (1)
First twelve months	11.8%	23.0%
Next twelve months	13.5%	23.0%
Thereafter	17.5%	23.0%
Impact on fair value at 10% adverse change	$(1,968)	$(1)
Impact on fair value at 20% adverse change	$(3,742)	$(2)
Discount rate (annual)	12%	13.0%
Impact on fair value at 10% adverse change	$(2,449)	$(1)
Impact on fair value at 20% adverse change	$(4,764)	$(1)

	September 30, 2007
(Dollars in thousands)	Single-Family Residential	Home Equity/ Home Improvement
Carrying value	$155,648	$32
Weighted average life (in years)	3.6	3.3
Prepayment speed assumption (annual rate): (1)
First twelve months	18.7%	30.5%
Next twelve months	21.7%	30.5%
Thereafter	19.7%	30.5%
Impact on fair value at 10% adverse change	$(5,816)	$(2)
Impact on fair value at 20% adverse change	$(11,579)	$(4)
Discount rate (annual)	11.0%	13.0%
Impact on fair value at 10% adverse change	$(4,600)	$—
Impact on fair value at 20% adverse change	$(7,928)	$(1)

(1)	Represents Constant Prepayment Rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth information regarding the Bank’s servicing fees collected during the periods indicated.

(In thousands)	Year Ended September 30,
	2008	2007	2006
Loan servicing fees (1)	$37,665	$44,977	$45,473
Late charges (2)	2,230	2,199	1,873
Other servicing fees (1)	7,176	22,321	25,447

Total	$47,071	$69,497	$72,793

(1)	Included in servicing, securitization and mortgage banking income on the Condensed Consolidated Statements of Operation.

(2)	Included in other income on the Condensed Consolidated Statements of Operation.

17.	LOAN SECURITIZATION TRANSACTIONS – THE BANK:

The Bank periodically sells various loan receivables through asset-backed securitizations, in which receivables are transferred to trusts, and certificates are sold to investors. The following chart summarizes the Bank’s securitization activities:

(In thousands)	As of or for the year ended September 30,
	2008	2007	2006
Single-Family Residential
Loans sold into new trusts during the year	$—	$1,949,709	$4,210,911
Outstanding trust certificate balance at year end	5,427,737	6,879,430	8,710,468
Gains recognized during the year	—	48,625	112,591

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

The following table summarizes certain cash flows received from securitization trusts:

(In thousands)	Year Ended September 30,
	2008	2007	2006
Proceeds from new securitizations	$—	$1,913,260	$4,135,697
Servicing fees received	23,465	30,081	33,108
Other cash flows received on retained interests	122,125	148,085	157,078

Servicing, securitization and mortgage banking income includes the initial gains on current securitization and sale transactions and income from interest-only strips receivable recognized in connection with current and prior period securitization and sale transactions. Activity in interest-only assets is summarized as follows:

(In thousands)	Year Ended September 30,
	2008	2007	2006
Beginning balance	$314,111	$344,317	$348,227
Additions	—	100,266	208,133
Accretion	33,979	30,143	27,644
Cash received	(128,505)	(151,743)	(151,403)
Fair value adjustments	119,474	(8,872)	(88,284)

Ending balance/Carrying value	$339,059	$314,111	$344,317

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2008 and 2007, key assumptions and the sensitivity of the current fair value of the retained interests to an immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

(Dollars in thousands)	Single-Family Residential September 30,
	2008	2007
Carrying value (fair value) (1)	$340,889	$317,093
Weighted average life (in years) (2)	4.3	2.8
Prepayment speed assumption (2)(3):
First twelve months	7.0%	20.5%
Next twelve months	10.9%	25.7%
Thereafter	19.1%	23.3%
Impact on fair value at 10% adverse change	$(10,347)	$(26,131)
Impact on fair value at 20% adverse change	$(19,783)	$(48,394)
Residual cash flow discount rate (annual)	12%	12%
Impact on fair value at 10% adverse change	$(11,103)	$(7,748)
Impact on fair value at 20% adverse change	$(21,584)	$(13,476)

(1)

Fiscal year 2008 includes interest-only assets of $339.1 million and reserve accounts of $1.8 million. Fiscal year 2007 includes interest-only assets of $314.1 million and reserve accounts of $3.0 million.

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

The Bank did not securitize any loans during fiscal year 2008.

Key assumptions used in measuring retained interests at the date of single-family securitizations completed during fiscal year 2007 are as follows:

Year Ended September 30, 2007
Prepayment speed assumption (1) (average annual rate):
First twelve months	22.4%
Next twelve months	28.0%
Thereafter	28.5%
Expected credit losses (annual rate)	—
Discount rate (annual rate)	10.0%

(1)	Expected weighted average life and prepayment speed assumptions are based on life of securitization.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Principal balances, delinquent amounts and net credit losses for securitized loans were as follows:

(In thousands)	Single-family residential
As of or for the year ended September 30,	Total Principal Amount of Loans	Principal Amount of Loans Past Due 90 Days or More or Non-Performing	Net Credit Losses
2008	$5,533,953	$828,857	$16,919

2007	$6,901,187	$177,853	$762

18.	PROPERTY AND EQUIPMENT – THE BANK:

Property and equipment is composed of the following:

(Dollars in thousands)	Estimated Useful Lives	September 30,
		2008	2007
Land	—	$205,326	$151,153
Projects in progress	—	15,592	19,087
Buildings and improvements	10-65 years	304,235	285,019
Leasehold and tenant improvements	7-40 years	240,893	234,306
Furniture and equipment	5-10 years	309,103	293,700
Automobiles	3-5 years	5,737	6,955

		1,080,886	990,220
Less:
Accumulated depreciation and amortization		380,027	344,699

Total		$700,859	$645,521

Depreciation and amortization expense related to property and equipment amounted to $48.4 million, $46.2 million and $45.7 million for the years ended September 30, 2008, 2007 and 2006, respectively.

19.	AUTOMOBILES SUBJECT TO LEASE – THE BANK:

There are no automobiles subject to lease at September 30, 2008. Automobiles subject to lease at September 30, 2007 were composed of the following:

(Dollars in thousands)	Estimated Useful Lives
Automobiles	3-5 years	$16,842
Less:
Accumulated depreciation		9,869

Total		$6,973

Depreciation expense related to automobile leases amounted to $652,000, $5.6 million and $23.3 million for the years ended September 30, 2008, 2007, and 2006, respectively. Automobile rental income amounted to $590,000, $8.3 million and $35.2 million for the years ended September 30, 2008, 2007 and 2006, respectively.

At September 30, 2008, no leases were outstanding. As a result, the Bank does not expect to earn any automobile rental income in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.	LEASES – THE BANK:

The Bank has noncancelable, long-term leases for office premises and retail space which have a variety of terms expiring from fiscal year 2009 to fiscal year 2033 and ground leases which have terms expiring from fiscal year 2029 to fiscal year 2081. These leases are accounted for as operating leases. Some of the leases are subject to rent adjustments in the future based upon changes in the Consumer Price Index and some also contain renewal options. The following is a schedule by years of future minimum lease payments required at September 30, 2008:

(In thousands)

Year Ending September 30,
2009	$35,301
2010	29,999
2011	28,707
2012	27,573
2013	25,436
Thereafter	283,169

Total	$430,185

Rent expense totaled $44.8 million, $41.2 million and $33.4 million for the years ended September 30, 2008, 2007 and 2006, respectively. For operating leases with fixed escalation amounts, rent expense is recognized on a straight-line basis over the term of the lease.

21.	DEPOSIT ACCOUNTS – THE BANK:

The Bank’s deposits are insured by the FDIC to at least $100,000 for each insured depositor, although this amount has been temporarily increased to at least $250,000 per depositor through December 31, 2009. An analysis of deposit accounts and the related weighted average effective interest rates at year end are as follows:

	September 30,
(Dollars in thousands)	2008		2007
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest bearing checking accounts	$1,319,068	—	$1,273,687	—
Interest bearing checking accounts	2,343,896	0.18%	2,303,615	0.30%
Money market deposit accounts	1,936,035	1.29%	2,166,489	2.46%
Savings accounts	1,342,973	1.26%	1,063,780	1.15%
Certificate accounts, less than $100,000	2,888,306	3.46%	2,479,391	4.65%
Certificate accounts, $100,000 or more	1,570,740	3.61%	1,662,615	5.11%

Total	$11,401,018	1.78%	$10,949,577	2.49%

Interest expense on deposit accounts is composed of the following:

(In thousands)	Year Ended September 30,
	2008	2007	2006
Checking accounts	$4,907	$6,741	$6,021
Money market deposit accounts	36,357	63,794	55,035
Savings accounts	12,715	6,417	4,450
Certificate accounts	168,811	179,961	114,057

Total	$222,790	$256,913	$179,563

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Outstanding certificate accounts at September 30, 2008 mature in the years indicated as follows:

(In thousands)

Year Ending September 30,
2009	$3,503,788
2010	851,448
2011	77,685
2012	12,805
2013	13,320

Total	$4,459,046

At September 30, 2008, certificate accounts of $100,000 or more have contractual maturities as indicated below:

(In thousands)

Three months or less	$847,220
Over three months through six months	264,909
Over six months through 12 months	221,287
Over 12 months	237,324

Total	$1,570,740

22.	SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND OTHER SHORT-TERM BORROWINGS – THE BANK:

Short-term borrowings are summarized as follows:

(Dollars in thousands)	September 30,
	2008	2007	2006
Securities sold under repurchase agreements:
Balance at year end	$127,620	$120,507	$458,307
Average amount outstanding during the year	140,691	151,466	232,824
Maximum amount outstanding at any month end	128,315	213,124	458,307
Amount maturing within 30 days	127,620	120,507	458,307
Weighted average interest rate during the year	2.12%	4.65%	4.32%
Weighted average interest rate on year end balances	1.12%	3.87%	5.18%
Other short-term borrowings:
Balance at year end	$493,887	$443,391	$364,332
Average amount outstanding during the year	475,972	434,639	335,874
Maximum amount outstanding at any month end	543,546	509,233	377,418
Amount maturing within 30 days	493,887	443,391	364,332
Weighted average interest rate during the year	1.95%	4.53%	4.00%
Weighted average interest rate on year end balances	1.06%	3.68%	4.41%

The investment and mortgage-backed securities underlying the dealer repurchase agreements were delivered to the dealers who arranged the transactions. The dealers may have loaned such securities to other parties in the normal course of their operations and agreed to resell to the Bank the identical securities upon the maturities of the agreements.

At September 30, 2008, the Bank had pledged mortgage-backed securities and investment securities with a combined book value of $159.5 million and $519.7 million to secure securities sold under repurchase agreements and certain other short-term borrowings, respectively. Also at September 30, 2008, the Bank had pledged, but did not borrow against, other loans with a total principal balance of $1,359.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23.	FEDERAL HOME LOAN BANK ADVANCES – THE BANK:

At September 30, 2008 and 2007, advances from the Federal Home Loan Bank of Atlanta (“FHLB”) totaled $1,902.5 million and $2,007.3 million, respectively. The interest rate on each FHLB advance is fixed for the term of the advance and the weighted average interest rate for all advances was 3.15% at September 30, 2008. The advances mature over varying periods as follows:

(In thousands)

Six months or less	$1,537,351
More than six months through one year	60,116
More than one year through three years	175,606
More than three years through five years	27,952
More than five years	101,505

Total	$1,902,530

Under a Specific Collateral Agreement with the FHLB, advances are secured by the FHLB stock owned by the Bank and qualifying first mortgage loans and certain second mortgage loans and/or lines with a total principal balance of $5,475.4 million. The FHLB requires that members maintain qualifying collateral at least equal to 100% of the member’s outstanding advances at all times. The collateral held by the FHLB in excess of the amount of the September 30, 2008 advances is available to secure additional advances from the FHLB, subject to its collateralization guidelines.

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

Deferred debt issuance costs, net of accumulated amortization, amounted to $2.3 million and $2.6 million at September 30, 2008 and 2007, respectively, and are included in other assets in the Consolidated Statements of Financial Condition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Corporate contributions, at the discretionary amount of up to six percent of the employee’s cash compensation, subject to certain limits, were $12.4 million, $12.1 million and $11.1 million for the years ended September 30, 2008, 2007 and 2006, respectively. There are no past service costs associated with the Plan and the Bank has no liability under the Plan other than its current contributions. The Plan owns 4.0% of the Bank’s common stock.

The Bank provides a supplemental defined contribution profit sharing retirement plan (the “SERP”), which covers certain highly-compensated full-time employees who meet the requirements as specified in the SERP. The SERP, which can be modified or discontinued at any time, requires participating employees to contribute at least 2.0% of their compensation in excess of a specified amount in order to be eligible for employer contributions in excess of those permitted under the 401(k) and the Plan. Corporate contributions, equal to three times the employee’s contribution, were $1.4 million, $1.6 million and $1.4 million for the years ended September 30, 2008, 2007 and 2006, respectively.

There are no past service costs associated with the SERP. The Bank’s liability under the SERP, which includes contributions from employees and is not funded, was $24.7 million and $22.6 million at September 30, 2008 and 2007, respectively, and is included in other liabilities on the Consolidated Statements of Financial Condition.

The Bank has granted awards under a deferred compensation plan to certain qualified employees. The deferred compensation plan provides that, as of the end of each fiscal year in the ten-year period prior to vesting, the Bank will add to or deduct from the account of each employee who has received an award, a contribution or deduction, which represents hypothetical interest (which may be positive or negative) earned on the principal contribution, based on the Bank’s rate of return on average assets as defined in the deferred compensation plan for the fiscal year then ended. The deferred compensation plan is unfunded. At September 30, 2008, the Bank had recorded a liability totaling $35.0 million reflecting the Bank’s obligations under the plan, which is included in other liabilities on the Consolidated Statements of Financial Condition. The Bank’s expense under the deferred compensation plan totaled $5.5 million, $4.8 million and $6.7 million during the years ended September 30, 2008, 2007 and 2006, respectively.

Certain officers have entered into agreements with the Bank regarding confidentiality, nonsolicitation, ownership of certain works and termination upon change of control. Each of those officers has agreed not to compete with, solicit customers of or solicit the employees of the Bank for stated periods following any termination of employment with the Bank. In addition, the Bank has agreed to pay each such officer a specified amount if the officer is terminated without cause or resigns because of a material detrimental change in the terms of the executives’ employment in the three-year period following a change of control of the Bank. The amount payable varies depending upon the officer’s base compensation and most recent bonus, the length of the officer’s employment with the Bank and the per share price at which the triggering change of control has occurred.

Certain executive officers have also entered into “Special Retirement Compensation Agreements” under which the executive could receive an amount up to three times his base compensation if he retires from the Bank after reaching age 63. These agreements are unfunded. As of September 30, 2008 and 2007, the Bank had recorded a liability totaling $4.7 million and $4.0 million, respectively, which is included in other liabilities on the Consolidated Statements of Financial Condition. The Bank’s expense under the special retirement agreements totaled $713,000, $691,000 and $617,000 during the years ended September 30, 2008, 2007 and 2006, respectively. An executive may receive payment under either the Change in Control Agreement or under the Special Retirement Compensation Agreement, but not both.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

27.	REGULATORY MATTERS – THE BANK:

The Bank’s regulatory capital requirements at September 30, 2008 and 2007 were a 1.5% tangible capital requirement, a 4.0% core capital requirement and an 8.0% total risk-based capital requirement. Under the OTS “prompt corrective action” regulations, the Bank must maintain minimum leverage, tier 1 risk-based and total risk-based capital ratios of 4.0%, 4.0% and 8.0%, respectively, to meet the ratios established for “adequately capitalized” institutions. At September 30, 2008 and 2007, the Bank was in compliance with its regulatory capital requirements and exceeded the capital standards established for “well capitalized” institutions under the “prompt corrective action” regulations. The information below is based upon the Bank’s understanding of the applicable regulations and related interpretations. The table contains the information of the Bank only and does not include consolidation or elimination entries required for the Trust financial presentation.

Regulatory Capital

(Dollars in thousands)

	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$850,132
Minority interest in REIT Subsidiary (1)	144,000

	994,132
Adjustments for tangible and core capital:
Intangible assets	(63,366)
Non-includable subsidiaries	(3,423)
Non-qualifying purchased/originated loan servicing rights	(9,241)

Total tangible capital	918,102	5.96%	$231,112	1.50%	$686,990	4.46%

Total core capital (2)	918,102	5.96%	$616,299	4.00%	$301,803	1.96%

Tier 1 risk-based capital (2)	918,102	8.77%	$417,619	4.00%	$500,483	4.77%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses (3)	130,506

Total supplementary capital	305,506

Total available capital	1,223,608
Equity investments (4)	(2,360)

Total risk-based capital (2)	$1,221,248	11.67%	$835,237	8.00%	$386,011	3.67%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.

(2)	Under the OTS “prompt corrective action” regulations, the standards for classification as “well capitalized” are a leverage (or “core capital”) ratio of at least 5.0%, a tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%.

(3)	Represents the amount of the allowance that does not exceed 1.25% of risk-weighted assets, which is the maximum amount of the allowance that is incudable in supplementary captial under OTS regulations.

(4)	Includes one property classified as real estate held for sale which is treated as an equity investment for regulatory capital purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2007
(Dollars in thousands)	Actual		Minimum Capital Requirement		Excess Capital
	Amount	As a % of Assets	Amount	As a % of Assets	Amount	As a % of Assets
Stockholders’ equity per financial statements	$829,729
Minority interest in REIT Subsidiary (1)	144,000

Adjusted capital	973,729
Adjustments for tangible and core capital:
Intangible assets	(63,762)
Non-includable subsidiaries	(2,965)
Non-qualifying purchased / originated loan servicing	(9,411)

Total tangible capital	897,591	5.97%	$225,487	1.50%	$672,104	4.47%

Total core capital (2)	897,591	5.97%	$601,298	4.00%	$296,293	1.97%

Tier 1 risk-based capital (2)	897,591	8.85%	$404,178	4.00%	$493,413	4.85%

Adjustments for total risk-based capital:
Subordinated capital debentures	175,000
Allowance for general loan losses	29,000

Total supplementary capital	204,000

Total available capital	1,101,591
Equity investments (3)	(2,456)

Total risk-based capital (2)	$1,099,135	10.85%	$808,357	8.00%	$290,778	2.85%

(1)	Eligible for inclusion in core capital in an amount up to 25% of the Bank’s core capital pursuant to authorization from the OTS.

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

OTS capital regulations provide a five-year holding period (or such longer period as may be approved by the OTS) for REO to qualify for an exception from treatment as an equity investment. If an REO property is considered an equity investment, its then current book value is deducted from total risk-based capital. Accordingly, if the Bank is unable to dispose of any REO property prior to the end of its applicable five-year holding period and is unable to obtain an extension of such five-year holding period from the OTS, the Bank could be required to deduct the then-current book value of such REO property from total risk-based capital. In December 2008, the Bank received from the OTS an extension of the holding periods for certain of its REO properties through December 15, 2009.

The following table sets forth the Bank’s REO at September 30, 2008, by the fiscal year in which the property was acquired through foreclosure.

(In thousands)

Fiscal Year
1990	$2,360	(1)
1991	9,083	(2)
1995	18,420	(2)
2007	1,212
2008	60,910

Total REO	$91,985

(1)	The Bank treats this property as an equity investment for regulatory capital purposes.

(2)	The Bank received an extension of the holding periods for these properties through December 15, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In prior periods, the OTS has conditioned the Bank’s payments of common stock dividends on the Bank’s maintaining its well-capitalized status and there can be no assurance that the OTS will not impose a similar condition on payment of dividends on the 8% Preferred Stock.

28.	TRANSACTIONS WITH RELATED PARTIES – THE BANK:

Loans Receivable:

From time to time, in the normal course of business, the Bank may make loans to executive officers and directors, their immediate family members or companies with which they are affiliated. These loans are on substantially the same terms as similar loans with unrelated parties. An analysis of activity with respect to these loans is as follows:

(In thousands)	Year Ended September 30,
	2008	2007	2006
Beginning balance	$17,019	$11,209	$14,085
Additions	6,792	7,909	3,826
Reductions	(2,339)	(2,099)	(6,702)

Ending balance	$21,472	$17,019	$11,209

Services:

B.F. Saul Company, which is a shareholder of the Trust, and its subsidiaries provide certain services to the Bank. These services include property management, insurance brokerage and leasing. Fees for these services were $1.9 million, $2.0 million and $1.6 million for the years ended September 30, 2008, 2007 and 2006, respectively.

For each of the years ended September 30, 2008, 2007 and 2006, a director of the Bank was paid $100,000 for consulting services rendered to the Bank and $6,000 for service on the Boards of Directors for two of the Bank’s subsidiaries. Another director of the Bank was paid $100,000 for services as Chairman of the Bank’s Audit Committee. A third director of the Bank was paid total fees of $100,000 for consulting services rendered to two subsidiaries of the Bank and $6,000 for services as Chairman of the Board of Directors of those subsidiaries.

Tax Sharing Agreement:

The Bank and the other companies in the Trust’s affiliated group are parties to a tax sharing agreement (the “Tax Sharing Agreement”). The Tax Sharing Agreement provides for payments to be made by members of the Trust’s affiliated group to the Trust based on their separate company tax liabilities. The Tax Sharing Agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce the overall tax liability of the Trust’s affiliated group, such member will be reimbursed by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. The Bank made net payments of $2.0 million, $3.2 million and $2.0 million to the Trust during fiscal 2008, 2007 and 2006, respectively, under the Tax Sharing Agreement. At September 30, 2008 and 2007, the estimated net tax sharing payment payable to the Trust by the Bank was $220,000 and $1.8 million, respectively.

Other:

During the year ended September 30, 2007, the Bank sold an office building located in Bethesda, MD to its parent company, the Trust. The proceeds from the sale exceeded the Bank’s carrying value, net of related income taxes, by $10.0 million, which was accounted for as a capital contribution because the transfer was between entities under common control.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Bank paid $12.0 million, $11.0 million and $10.0 million for office space leased from or managed by companies affiliated with the Bank or its directors during the years ended September 30, 2008, 2007 and 2006, respectively.

The Trust, B.F. Saul Company, Chevy Chase Lake Corporation and Van Ness Square Corporation, affiliates of the Bank, from time to time maintain interest-bearing deposit accounts with the Bank. Those accounts had aggregate balances of $78.2 million and $45.7 million at September 30, 2008 and 2007, respectively. The Bank paid interest on the accounts amounting to $1.8 million, $2.3 million and $1.9 million during fiscal years ended 2008, 2007 and 2006, respectively.

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

Commitments to Extend Credit:

The Bank had $2,701.0 million of commitments to extend credit at September 30, 2008. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. These commitments are subject to the Bank’s normal underwriting and credit evaluation policies and procedures.

Standby Letters of Credit:

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. At September 30, 2008, the Bank had issued standby letters of credit in the amount of $110.5 million to guarantee the performance of and irrevocably assure payment by customers under construction projects. In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Bank recorded a liability for the fair value of its guarantee equal to $482,000.

Of the total, $47.0 million will expire in fiscal 2008 and the remainder will expire over time through fiscal 2013. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan commitments to customers.

Recourse Arrangements:

The Bank is obligated under various recourse provisions (primarily related to credit losses) related to the securitization and sale of receivables. As a result of these securitization and sale activities, the Bank maintained restricted cash accounts amounting to $1.8 million and $3.0 million at September 30, 2008 and 2007, respectively, which are included in other assets in the Consolidated Statements of Financial Condition. There was no recourse to the Bank related to these amounts at September 30, 2008 and 2007.

The Bank is also obligated under recourse provisions related to the servicing of certain of its residential mortgage loans. Recourse to the Bank under these agreements was $2.7 million and $3.0 million at September 30, 2008 and 2007, respectively.

Derivative Financial Instruments:

In accordance with SFAS 133, the Bank assigns derivatives to one of these categories at the purchase date: fair value hedge, cash flow hedge or non-designated hedge. SFAS 133 requires an assessment of the expected and ongoing effectiveness of any derivative assigned to a fair value hedge or cash flow hedge relationship.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Hedges — For derivatives designated as fair value hedges, the derivative instrument and related hedged item are marked to market through earnings. Derivatives are included in other assets in the Consolidated Statements of Financial Condition. At September 30, 2008 and 2007, the Bank did not have any derivatives designated as fair value hedges.

Cash Flow Hedges — For derivatives designated as cash flow hedges, mark to market adjustments are recorded as a component of equity. At September 30, 2008 and 2007, the Bank did not have any derivatives designated as cash flow hedges.

Non-Designated Hedges — Certain economic hedges are not designated as cash flow hedges or as fair value hedges for accounting purposes. As a result, changes in their fair value are recorded in other income in the consolidated Statements of Operations. The fair value of these derivatives is included in other assets in the Consolidated Statements of Condition.

At September 30, 2008, the Bank had $49.8 million in forward sale commitments relating to fixed rate loans. The net unrealized gain in value of these commitments was $265,000 at September 30, 2008. The notional amount of the related Fixed Rate Loans was $49.9 million. The net unrealized loss in the value of these loans was $333,000. The net unrealized gains and losses are included in other income in the Consolidated Statement of Operations.

As September 30, 2007, the Bank had $83.4 million in forward sale commitments. The net unrealized loss in value of these commitments was $556,000 at September 30, 2007. The notional amount of the related Fixed Rate loans was $83.4 million. The net unrealized gain in the value of these loans was $170,000. The net unrealized gains and losses are included in other income in the Consolidated Statement of Operations.

At September 30, 2008, the Bank had $79.7 million in forward sale commitments related to fixed rate loan interest rate locks (“IRLS”). The net unrealized gain in the value of these commitments was $751,000 at September 30, 2008. At September 30, 2008, the Bank had fixed rate IRLs with a notional amount of $177.2 million. The net unrealized loss in the value of the IRLs was $735,000.

At September 30, 2007, the Bank had $139.0 million in forward sale commitments related to fixed rate loan interest rate locks (“IRLs”). The net unrealized loss in the value of these commitments was $210,000 at September 30, 2007. At September 30, 2007, the Bank had fixed rate IRLs with a notional amount of $242.5 million. The net unrealized loss in the value of the IRLs was $105,000.

Liquidity Facility:

In connection with the securitization and sale of certain payment option residential mortgage loans, the Bank is obligated to fund a portion of any “negative amortization” resulting from the borrowers electing their option to make monthly payments that are not sufficient to cover the interest accrued for the payment period. For each dollar of negative amortization funded by the Bank, the balances of certain highly-rated mortgage-backed securities received by the Bank as part of the securitization transaction increase accordingly. When the borrowers ultimately make the principal payments, the Bank receives its pro rata portion of those payments in cash, and the balances of those securities held by the Bank are reduced accordingly. During the year ended September 30, 2008, the Bank funded $46.1 million of negative amortization under these obligations, and received $67.0 million in principal payments representing previously funded negative amortization.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The estimated fair values of the Bank’s financial instruments are as follows:

	September 30,
(in thousands)	2008			2007
	Carrying Amount		Fair Value	Carrying Amount		Fair Value
Financial assets:
Cash, due from banks and interest-bearing deposits	$453,187		$453,187	$380,099		$380,099
Loans held for securitization and/or sale	58,145		58,994	202,268		204,048
U.S. Government securities	318,392		322,324	210,363		211,745
Mortgage-backed securities	1,251,511		1,248,479	1,053,433		1,040,424
Loans receivable, net	11,580,858		11,643,716	11,637,789		11,557,258
Interest-only strips receivable	339,059		339,059	314,111		314,111
Servicing assets, net	152,866		152,866	155,680		155,680
Other financial assets	151,107		151,107	157,550		157,550
Financial liabilities:
Deposit accounts with no stated maturities	6,941,962		6,941,962	6,807,571		6,807,571
Deposit accounts with stated maturities	4,459,056		4,499,570	4,142,006		4,170,652
Securities sold under repurchase agreements and other short-term borrowings and Federal Home Loan Bank advances	2,524,037		2,528,597	2,571,172		2,573,602
Capital notes-subordinated	172,744	(1)	142,625	172,396	(1)	172,375
Other financial liabilities	237,327		237,327	247,418		247,418

(1)	Net of deferred debt issuance costs which are included in other assets in the Consolidated Statements of Financial Condition.

The following methods and assumptions were used to estimate the fair value amounts at September 30, 2008 and 2007:

Cash, due from banks and, interest-bearing deposits: Carrying amount approximates fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Selected segment information is as follows:

(In thousands)	Retail Banking	Commercial Banking	Asset Management	Total
Year Ended September 30, 2008
Core operating income	$650,947	$49,214	$44,698	$744,859
Core operating expense	548,370	31,413	38,065	617,848

Core earnings	102,577	17,801	6,633	127,011
Non-core items	(154,268)	(2,029)	(371)	(156,668)

Operating (loss) income	$(51,691)	$15,772	$6,262	$(29,657)

Average assets	$13,602,083	$1,488,798	$65,612	$15,156,493

Year Ended September 30, 2007
Core operating income	$720,422	$52,703	$39,010	$812,135
Core operating expense	635,474	29,500	35,934	700,908

Core earnings	84,948	23,203	3,076	111,227
Non-core items	(4,443)	4,432	(412)	(423)

Operating income	$80,505	$27,635	$2,664	$110,804

Average assets	$13,297,204	$1,354,860	$57,495	$14,709,559

Year Ended September 30, 2006
Core operating income	$735,637	$49,471	$33,342	$818,450
Core operating expense	614,763	25,977	33,531	674,271

Core earnings (loss)	120,874	23,494	(189)	144,179
Non-core items	(4,093)	(344)	(939)	(5,376)

Operating income (loss)	$116,781	$23,150	$(1,128)	$138,803

Average assets	$13,147,408	$1,342,729	$53,073	$14,543,210

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

At September 30, 2008, goodwill of $18.3 million related to the retail banking segment and $43.2 million related to two reporting units within the asset management segment and is included in the non-banking segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

32.	LITIGATION – THE BANK:

During the normal course of business, the Bank is involved in litigation, which may include litigation arising out of its lending activities, the enforcement or defense of the priority of its security interests, the continued development and marketing of certain of its real estate properties and certain employment claims. Although the amounts claimed in some of these suits in which the Bank is a defendant may be material, the Bank denies liability and, in the opinion of management, litigation which is currently pending will not have a material impact on the financial condition or future operations of the Bank. On January 16, 2007, in the case of Andrews v. Chevy Chase Bank in the U.S. District Court for the Eastern District of Wisconsin, the court ruled that the Bank’s disclosures relating to certain residential mortgage loans violated the federal Truth-in-Lending (“TIL”) Act and certified a class of borrowers were entitled to rescind their loans. On September 24, 2008, the U.S. Court of Appeals for the Seventh Circuit granted the Bank’s motion to reverse the trial court’s order certifying the class and the plaintiffs’ request for rehearing was denied on October 31, 2008.

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

(In thousands, except per share data)
	December 2007	March 2008	June 2008	September 2008
OPERATING DATA:
REAL ESTATE:
Real estate income	$49,419	$49,553	$57,749	$47,435
Real estate expense	55,361	56,591	59,578	60,149
Equity earnings	3,477	3,125	2,581	2,260
Gain on sale of assets	2,727	—	30,386	(30)

Real estate operating income (loss)	262	(3,913)	31,138	(10,484)

BANKING:
Interest income	214,505	198,782	173,505	172,531
Interest expense	101,005	85,467	65,982	66,400

Net interest income	113,500	113,315	107,523	106,131
Provision for loan losses	21,651	51,881	121,382	123,605

Net interest income (loss) after provision for loan losses	91,849	61,434	(13,859)	(17,474)

Other income
Deposit servicing fees	41,830	43,323	44,400	44,462
Servicing, securitization and mortgage banking income	23,701	35,582	79,435	71,177
Asset management fees	10,976	11,257	11,219	11,182
Other	5,232	21,041	5,643	1,399

Total other income	81,739	111,203	140,697	128,220

Operating expenses
Salaries and employee benefits	87,885	82,510	74,755	75,242
Servicing assets adjustments and other loan expenses	15,512	28,421	(20,388)	4,363
Property and equipment	18,150	19,026	19,024	18,530
Marketing	3,704	2,000	3,863	3,290
Data processing	12,200	12,403	11,880	12,889
Depreciation and amortization	12,479	12,242	12,231	12,447
Other	19,463	18,964	17,387	22,994

Total operating expenses	169,393	175,566	118,752	149,755

Bank operating income (loss)	4,195	(2,929)	8,086	(39,009)

Income before taxes and minority interest	4,457	(6,842)	39,224	(49,493)
Provision (credit) for income taxes	(156)	(4,238)	11,916	(21,154)

Income before minority interest	4,613	(2,604)	27,308	(28,339)
Minority interest	(6,725)	(5,855)	(7,288)	(1,538)

NET INCOME (LOSS)	(2,112)	(8,459)	20,020	(29,877)
Preferred stock dividends	1,354	1,355	1,355	1,354

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	(3,466)	(9,814)	18,665	(31,231)

NET INCOME (LOSS) PER COMMON SHARE	$(0.72)	$(2.04)	$3.88	$(6.50)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except per share data)
	December 2006	March 2007	June 2007	September 2007
OPERATING DATA:
REAL ESTATE:
Real estate income	$44,339	$49,546	$57,457	$48,203
Real estate expense	48,882	53,181	57,296	56,758
Equity earnings	3,051	2,988	3,117	3,384
Gain on sale of assets	1,209	—	325	—

Real estate operating income (loss)	(283)	(647)	3,603	(5,171)

BANKING:
Interest income	198,973	205,104	207,782	214,960
Interest expense	93,357	94,783	96,327	103,824

Net interest income	105,616	110,321	111,455	111,136
Credit for loan losses	(382)	(625)	(786)	5,176

Net interest income after credit for loan losses	105,998	110,946	112,241	105,960

Other income
Deposit servicing fees	37,836	36,080	39,581	40,077
Servicing, securitization and mortgage banking income	41,001	7,794	46,561	50,401
Automobile rental income, net	3,602	2,221	1,343	1,143
Asset management fees	8,612	9,819	9,876	10,620
Other	6,412	5,240	6,163	6,397

Total other income	97,463	61,154	103,524	108,638

Operating expenses
Salaries and employee benefits	83,718	88,254	87,141	90,934
Servicing assets amortization and other loan expenses	24,517	26,212	21,615	20,795
Property and equipment	14,902	16,297	17,788	18,003
Marketing	5,116	3,966	6,630	4,871
Data processing	10,284	11,005	10,557	11,937
Depreciation and amortization	14,551	13,713	11,389	12,620
Other	16,613	17,759	17,520	16,413

Total operating expenses	169,701	177,206	172,640	175,573

Bank operating income (loss)	33,760	(5,106)	43,125	39,025

Income before taxes and minority interest	33,477	(5,753)	46,728	33,854
Provision (credit) for income taxes	10,872	(4,197)	15,524	13,236

Income before minority interest	22,605	(1,556)	31,204	20,618
Minority interest	(10,395)	(5,620)	(11,617)	(10,622)

NET INCOME	12,210	(7,176)	19,587	9,996
Preferred stock dividends	1,354	1,355	1,355	1,354

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	10,856	(8,531)	18,232	8,642

NET INCOME (LOSS) PER COMMON SHARE	$2.26	$(1.78)	$3.78	$1.81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

34.	MINORITY INTEREST—THE TRUST:

At September 30, 2008 and 2007, minority interest held by affiliates of $142.4 and $138.3 million represent the 20% minority interest in the Bank’s common shares.

Minority interest — other consists of the following:

	September 30,
(In thousands)	2008	2007
Preferred Stock of Chevy Chase’s REIT subsidiary	$144,000	$144,000
Chevy Chase’s Preferred Stock (See Note 25)	120,622	120,622
Chevy Chase’s ground lease (See below)	31,391	31,391
Other	127	—

Total minority interest—other	$296,140	$296,013

At September 30, 2008, the Bank is the primary beneficiary of one variable interest entity which holds the ground lease under the Bank’s executive offices. In April 1998, the Bank entered into a ground lease agreement with a single purpose LLC. The LLC’s only significant asset is the land on which the Bank’s executive office building was constructed. Lease payments made to the LLC are presented as minority interest in the Consolidated Statements of Operations. The following is a schedule by years of the future lease payments under the agreement as of September 30, 2008:

Year Ending September 30,	(In thousands)
2009	$3,798
2010	3,874
2011	3,951
2012	4,030
2013	4,111
Thereafter	258,216

Total	$277,980

The lease, which expires in year 2062, is subject to fixed rent adjustments. At the end of the lease term, the Bank has the option to purchase the land for $84.1 million from the LLC. The lease also allows the owners of the LLC to put their equity interests in the LLC to the Bank, subject to certain limitations.

The Bank consolidates the assets and liabilities of the LLC. As a result, property and equipment and minority interest on the Consolidated Balance Sheets each include $31.4 million at September 30, 2008 and 2007 related to the Bank’s involvement with the LLC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

35.	INCOME TAXES—THE TRUST:

The Trust voluntarily terminated its qualification as a real estate investment trust under the Internal Revenue Code during fiscal 1978.

The provisions for income taxes for the years ended September 30, 2008, 2007 and 2006, consist of the following:

	Year Ended September 30,
(In thousands)	2008	2007	2006
Current provision (benefit):
Federal	$14,536	$48,666	$43,224
State	8,722	8,120	2,869

	23,258	56,786	46,093

Deferred provision (benefit):
Federal	(26,594)	(20,778)	(5,277)
State	(10,296)	(573)	482

	(36,890)	(21,351)	(4,795)

Total	$(13,632)	$35,435	$41,298

Tax effect of other equity transactions	$398	$2,913	$1,210

The Trust’s effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:
	Year Ended September 30,
(In thousands)	2008	2007	2006
Computed tax at statutory Federal income tax rate	$(4,432)	$37,907	$49,325
Increase (reduction) in taxes resulting from:
Minority interest	(6,750)	(6,724)	(6,675)
Change in valuation allowance for deferred tax asset allocated to income tax expense	(80)	166	(1,317)
State income taxes	(697)	5,404	3,086
Tax credits	(1,650)	(1,602)	(1,097)
Other	(23)	284	(2,024)

Total	$(13,632)	$35,435	$41,298

The components of the net deferred tax asset (liability) were as follows:

	September 30,
(In thousands)	2008	2007
Deferred tax assets:
State net operating loss carry forwards	11,223	16,731
Asset securitizations, net	15,422	22,292
Provision for loan and lease losses	120,445	18,642
Deferred compensation	26,262	23,238
Other	26,389	16,796

Gross deferred tax assets	199,741	97,699

Deferred tax liabilities:
Unrealized holding losses on loans and investments, net	40,672	—
Saul Holdings and Saul Centers	57,984	49,606
Mortgage servicing rights	54,430	46,948
Property and depreciation	13,985	6,771
Deferred expenses and other	49,044	43,571

Gross deferred tax liabilities	216,115	146,896

	(16,374)	(49,197)
Valuation allowance	(3,994)	(7,663)

Net deferred tax liability	$(20,368)	$(56,860)

At September 30, 2008, the Real Estate Trust and the Bank had state net operating loss carryovers totaling approximately $136.2 and $80.3 million, respectively. The state net operating loss carryovers will expire in the years 2009 through 2028.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Trust establishes a valuation allowance against the gross deferred tax asset to the extent the Trust cannot determine that it is more likely than not such assets will be realized through taxes available in carryback years, future reversals of existing taxable temporary differences or projected future taxable income. Such a valuation allowance has been established to reduce the gross deferred asset for state net operating loss carryforwards to an amount that is considered more likely than not to be realized. In fiscal year 2008, the Real Estate Trust determined that its available state net operating loss carryforwards and the resulting valuation allowances needed to be reduced for changes in apportionment of such loss carryforwards. In fiscal year 2007, the Real Estate Trust determined it will be able to utilize currently some of its state net operating loss carryforwards and, as a result, decreased the valuation allowance by $740,000. In addition, at the Real Estate Trust, state net operating loss carryforwards in excess of state deferred tax liabilities are fully reserved due to expected future state tax losses.

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

Allocable shares of the overall tax liability are prorated among the members with taxable income calculated on a separate return basis. The agreement also provides that, to the extent net operating losses or tax credits of a particular member are used to reduce overall tax liability of the Trust’s affiliated group, such member will be reimbursed on a dollar-for-dollar basis by the other members of the affiliated group that have taxable income in an amount equal to such tax reduction. Under the tax sharing agreement, the Bank paid $2.0, $4.0 and $2.0 million, to the Real Estate Trust during fiscal 2008, 2007 and 2006.

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

The Trust paid preferred dividends of $5.4 million per year in fiscal 2008, 2007 and 2006, respectively. At September 30, 2008 and 2007, there were no dividends in arrears on the preferred shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

37.	INDUSTRY SEGMENT INFORMATION—REAL ESTATE TRUST:

Industry segment information with regard to the Real Estate Trust is presented below. For information regarding the Bank, please refer to the “Banking” sections of the accompanying financial statements.

	Year Ended September 30
(In thousands)	2008	2007	2006
INCOME (from continuing operations)
Hotels	$149,797	$144,665	$127,238
Office and industrial properties	47,122	43,475	39,984
Residential	6,532	9,820	—
Other	705	1,585	2,415

	$204,156	$199,545	$169,637

OPERATING PROFIT (LOSS) (from continuing operations) (1)
Hotels	$35,446	$38,621	$37,137
Office and industrial properties	16,530	18,229	18,303
Residential	561	1,553	—
Other	(746)	226	1,215

	51,791	58,629	56,655
Equity earnings of unconsolidated entities	11,655	12,540	10,051
Gain on partial sale of Saul Centers stock	30,356	—	—
Gain on sales of property	2,515	1,534	416
Interest and amortization of debt expense	(58,222)	(54,043)	(50,516)
Advisory fee, management and leasing fees - related parties	(17,438)	(16,696)	(15,480)
General and administrative	(3,654)	(4,462)	(3,156)

Operating income (loss) from continuing operations	$17,003	$(2,498)	$(2,030)

IDENTIFIABLE ASSETS (AT YEAR END)
Hotels	$358,796	$326,479	$296,174
Office and industrial properties	240,022	202,857	142,514
Residential	14,312	25,605	16,401
Other	132,630	196,945	207,723

	$745,760	$751,886	$662,812

INTEREST AND AMORTIZATION OF DEBT EXPENSE (from continuing operations)
Hotels	$21,047	$19,833	$14,262
Office and industrial properties	16,843	14,562	12,456
Other	20,332	19,648	23,798

	$58,222	$54,043	$50,516

DEPRECIATION (from continuing operations)
Hotels	$16,119	$13,545	$12,060
Office and industrial properties	10,737	9,190	8,307
Other	20	23	23

	$26,876	$22,758	$20,390

CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS
Hotels	$22,838	$38,158	$130,468
Office and industrial properties	49,169	74,140	17,268
Residential, net of $5,416 allocated to cost of sales in 2008	(3,799)	11,174	11,719
Other	800	1,665	1,382

	$69,008	$125,137	$160,837

(1)	Operating profit (loss) includes income less direct operating expenses and depreciation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

38.	CONDENSED FINANCIAL STATEMENTS – THE TRUST:

These condensed financial statements reflect the Real Estate Trust and all its consolidated subsidiaries except for the Bank which has been reflected on the equity method.

CONDENSED BALANCE SHEETS

	September 30
(In thousands)	2008	2007
ASSETS
Income-producing properties	$693,193	$654,538
Accumulated depreciation	(255,695)	(236,685)

	437,498	417,853
Land parcels	51,204	43,354
Construction in progress	91,932	83,756
Equity investment in bank	569,659	553,384
Equity investment in Saul Holdings and Saul Centers	85,904	127,079
Cash and cash equivalents	10,274	8,889
Note receivable and accrued interest - related party	—	5,400
Other assets	68,785	65,392

TOTAL ASSETS	$1,315,256	$1,305,107

LIABILITIES
Mortgage notes payable	$615,152	$579,639
Notes payable – secured	250,000	250,000
Revolving credit facility outstanding	15,000	14,000
Other liabilities and accrued expenses	85,036	79,533

TOTAL LIABILITIES	965,188	923,172

TOTAL SHAREHOLDERS’ EQUITY	350,068	381,935

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,315,256	$1,305,107

*	See Consolidated Statements of Shareholders’ Equity

CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended September 30
(In thousands)	2008	2007	2006
Total income	$204,156	$199,545	$169,637
Total expenses	(231,679)	(216,117)	(182,134)
Equity in earnings of unconsolidated entities, net	11,443	12,540	10,051
Gain on partial sale of Saul Centers stock	30,356	—	—
Gain on sales of property	—	1,534	416
Gain on sale of investment	2,727	—	—

Real estate operating income (loss) from continuing operations	17,003	(2,498)	(2,030)
Equity in (losses) earnings of Bank	(31,549)	36,165	54,388

Total company operating (loss) income	(14,546)	33,667	52,358
Income tax (provision) benefit	(5,882)	950	2,014
Discontinued operations-net of income tax benefit	—	—	2,590

TOTAL COMPANY NET (LOSS) INCOME	$(20,428)	$34,617	$56,962

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended September 30
(In thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(20,428)	$34,617	$56,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,876	22,758	20,390
Deferred tax expense	8,993	72	4,121
Gain on sale of discontinued real estate projects	—	—	(6,286)
Gain on sale of investment	(2,727)	—	—
Gain on partial sale of Saul Centers stock	(30,356)	—	—
Gain on sale of real estate	—	(1,534)	(416)
Amortization of debt expense	2,582	2,346	2,672
Equity in losses of unconsolidated entities – other	212	—	503
Equity in losses (earnings) of Bank	31,549	(36,165)	(54,388)
Decrease (increase) in accounts receivable and accrued income	(622)	3,018	(5,020)
Increase in accounts payable and accrued expenses	1,753	1,368	2,318
Decrease in deferred gain-debt forgiveness	—	—	(593)
Bank dividends	—	16,000	32,000
Other	(1,747)	(2,383)	(4,544)

Net cash provided by operating activities	16,085	40,097	47,719

CASH FLOWS FROM INVESTING ACTIVITIES
Property acquisitions	—	(47,187)	(108,029)
Development/redevelopment expenditures	(46,567)	(58,852)	(20,973)
Capital expenditures	(22,441)	(19,098)	(31,835)
Property sales	—	1,810	17,146
Note receivable and accrued interest – related party
Repayments	33,071	37,025	20,300
Advances	(27,671)	(32,125)	(17,500)
Capital contribution to Bank	(48,000)	—	—
Distributions in excess of equity in earnings from Saul Holdings and Saul Centers	5,924	3,639	4,268
Purchases of Saul Holdings and Saul Centers	—	(32,592)	(15,290)
Saul Centers stock sale proceeds, net	66,741	—	—
Sale proceeds from other investments	5,870	—	—
Other investments	(5,036)	110	(431)

Net cash used in investing activities	(38,109)	(147,270)	(152,344)

CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage financing
Proceeds	73,327	118,142	294,882
Principal curtailments	(7,420)	(6,267)	(12,678)
Payoffs	(30,394)	(20,575)	(93,430)
Notes payable-unsecured
Proceeds	—	—	935
Repayments	—	(21,398)	(37,297)
Revolving credit facilities outstanding
Proceeds	87,000	117,200	60,000
Repayments	(86,000)	(103,200)	(60,000)
Unsecured bridge loan
Proceeds	—	—	86,193
Repayments	—	—	(86,193)
Costs of obtaining financings	(1,104)	(2,231)	(3,316)
Dividends paid	(12,000)	(12,000)	(12,000)

Net cash provided by financing activities	23,409	69,671	137,096

Net increase (decrease) in cash and cash equivalents	1,385	(37,502)	32,471
Cash and cash equivalents at beginning of year	8,889	46,391	13,920

Cash and cash equivalents at end of year	$10,274	$8,889	$46,391

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

39.	SUBSEQUENT EVENT – THE TRUST:

On December 4, 2008, Capital One Financial Corporation (“Capital One”), and the Trust, Derwood and the Plan (collectively the “Shareholders”) announced they had signed a Purchase Agreement, pursuant to which the Shareholders agreed to sell all of the Shares of common stock of the Bank to Capital One, less certain excluded assets. The Excluded Assets Distribution to the Shareholders will be on or prior to the closing of the transactions contemplated by the Closing. The Purchase Agreement contemplates that the Bank’s 8% Noncumulative Perpetual Preferred Stock, Series C and the Bank’s 6 7/8% Debentures due 2013 issued by the Bank pursuant to an Indenture, dated December 2, 2003, by and between the Bank and Wells Fargo Bank Minnesota, N.A. will remain outstanding through the Closing.

In consideration for the Shares, Capital One has agreed to pay to the Shareholders $445 million in cash and issue to them an aggregate of approximately 2.56 million shares of Capital One common stock, valued at $75 million based on the closing price of Capital One common stock as of December 2, 2008. In addition, subject to certain performance contingencies relating to the Bank’s option ARM portfolio, Capital One also agreed to pay additional consideration to the Shareholders.

The Purchase Agreement, which has been approved by the Boards of Directors of Capital One and Derwood, the Board of Trustees of the Trust and the Trustees of the Plan, contains customary representations and warranties and indemnification provisions. The Closing and the Excluded Assets Distribution are subject to customary conditions, including obtaining necessary regulatory approvals. The Closing is expected to occur in the first quarter of 2009.

Upon completion of the transaction, with proceeds from the transaction, the Real Estate Trust will redeem the $250.0 million, 7.5% Senior Secured Notes due 2014 which hold a first priority perfected security interest in the common stock of the Bank held by the Real Estate Trust.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. The Trust maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Trust’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Trust’s management, including its Chairman and its Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) promulgated under the Exchange Act.

Internal control over financial reporting is a process designed by, or under the supervision of, the Trust’s Chairman and its Vice President and Chief Financial Officer, and effected by the Trust’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Trust’s assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with authorizations of management or the Trust’s Board of Trustees; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s assets that could have a material adverse effect on the Trust’s financial statements.

Limitations on the Effectiveness of Controls

Management, including the Trust’s Chairman and its Vice President and Chief Financial Officer, do not expect that the Trust’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Trust have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Assessments

The assessment by the Trust’s Chairman and its Vice President and Chief Financial Officer of the Trust’s disclosure controls and procedures and the assessment by our management of our internal control over financial reporting included a review of procedures and discussions with other employees in the Trust’s organization. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.

Management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting. The assessments of the Trust’s disclosure controls and procedures is done on a periodic basis so that the conclusions can be reported each quarter on the Trust’s Quarterly Reports on Form 10-Q, including the Trust’s Annual Report on Form 10-K with respect to the fourth quarter. The Trust’s internal control over financial reporting is also assessed on an ongoing basis by management and other personnel in the Trust’s accounting department. The Trust considers the results of these various assessment activities as it monitors its disclosure controls and procedures and internal control over financial reporting and when deciding to make modifications as necessary. Management’s intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including improvements and corrections) as conditions warrant.

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Based upon the evaluation, the Trust’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, the Trust’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by COSO in Internal Control—Integrated Framework to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, management has concluded that as of September 30, 2008, the Trust’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

The Trust made no change to its internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

No Attestation Report by Registered Public Accounting Firm

This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only Management’s report in this annual report.

ITEM 9B.	OTHER ITEMS

None.

PART III

ITEM 10.	TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Class One Trustees—Terms End at the 2009 Annual Meeting

Philip D. Caraci, age 70 was elected a Trustee in 2003. For the previous six years he served as Senior Vice President and Secretary of the Trust, Executive Vice President of Saul Company, Senior Vice President of the Advisor, Chairman of the Board of Saul Property Co., and a Director and President of Saul Centers. Mr. Caraci is also a member of the ASB Real Estate Advisory Committee, a subsidiary of Chevy Chase.

Gilbert M. Grosvenor, age 77 has served as a Trustee since 1971. Mr. Grosvenor also serves as Chairman of the Board of the National Geographic Society and as a Director of Chevy Chase Bank and Saul Centers.

Class Two Trustees—Terms End at the 2010 Annual Meeting

George M. Rogers, Jr., age 75 has served as a Trustee since 1969. Mr. Rogers is a Senior Counsel in the law firm of Pillsbury Winthrop Shaw Pittman LLP, Washington, DC, which serves as counsel to the Trust and Chevy Chase. Mr. Rogers serves as a Director of Chevy Chase, Saul Company, CCPC, Westminster Investing Corporation, and Chevy Chase Lake Corporation.

B. Francis Saul III, age 46 is Senior Vice President of the Trust and has served as a Trustee since 1997. Mr. Saul also serves as a Director and Vice Chairman of Chevy Chase and as a Director and/or Officer of Saul Company, Saul Property Co., CCPC and Westminster Investing Corporation. He is President and Director of Saul Centers. He is also Chairman Emeritus of the Boys & Girls Clubs of Greater Washington, Past Vice Chairman of Children’s National Medical Center, and a Director of The Conservation Fund and The Economic Club of Washington. Mr. Saul is the son of B. Francis Saul II.

Class Three Trustees—Terms End at the 2011 Annual Meeting

B. Francis Saul II, age 76 has served as Chairman and Chief Executive Officer of the Trust since 1969 and as a Trustee since 1964. Mr. Saul also serves as Chief Executive Officer and Chairman of the Board of Directors of B.F. Saul Company, Chevy Chase and Saul Centers, as President and Chairman of the Board of Directors of CCPC, Westminster Investing Company, and Chevy Chase Lake Corporation, and as a Trustee of the National Geographic and the John Hopkins Medicine Board. Mr. Saul is the father of B. Francis Saul III.

John R. Whitmore, age 75 has served as a Trustee since 1984. He is a Financial Advisor who served as Senior Advisor to The Bessemer Group, Incorporated (a financial management and banking firm) and its Bessemer Trust Company subsidiaries from 1999 to 2003. Mr. Whitmore is a director of Chevy Chase, CCPC, Saul Company and Saul Centers. During the period 1975-1998, Mr. Whitmore was President and Chief Executive Officer of Bessemer Group, Incorporated and its Bessemer Trust Company subsidiaries and a director of Bessemer Securities Corporation.

Executive Officers of the Trust Who Are Not Directors

Stephen R. Halpin, Jr., age 53 serves as Vice President and Chief Financial Officer of the Trust, and Senior Vice President and Chief Financial Officer of Saul Company. He also serves as Executive Vice President and Chief Financial Officer of Chevy Chase.

Thomas H. McCormick, age 58 joined the Trust in February 2005 and serves as General Counsel of the Trust, Executive Vice President and General Counsel of Chevy Chase, Senior Vice President and General Counsel and a Director of B.F. Saul Company and Senior Vice President and General Counsel of Saul Centers. Prior to joining the Trust, Mr. McCormick was a senior partner with the law firm Shaw Pittman LLP, now know as Pillsbury Winthrop Shaw Pittman LLP. He also served as the Chair of Shaw Pittman’s Board of Directors and its Corporate and Securities group.

Patrick T. Connors, age 46 has served as a Vice President of the Trust and Senior Vice President of Saul Company since January 2000. For the previous four years, he was an attorney with the law firm of Shaw Pittman LLP, Washington, DC.

Kenneth D. Shoop, age 49 joined the Trust in September 2003 and serves as Vice President, Chief Accounting Officer and Treasurer, of the Trust, Treasurer and Vice President of Saul Company, the Advisor, Saul Property Company and Chief Accounting Officer and Vice President of Saul Centers. Prior to joining the Trust, Mr. Shoop was Vice President and Controller of Federal Realty Investment Trust.

Ross E. Heasley, age 69 serves as Vice President of the Trust, Saul Company, the Advisor, Saul Property Co. and Saul Centers.

John A. Spain, age 45 serves as Vice President of the Trust and Saul Company.

Committees	of the Board of Trustees

The Board of Trustees met four times during fiscal 2008. Each member of the Board attended all of the aggregate number of meetings of the Board and of the committees of the Board on which he served.

The Board of Trustees has two standing committees: the Audit Committee and the Executive Committee.

The Audit Committee is composed of Messrs. Caraci and Grosvenor. The Audit Committee’s duties include nominating the Trust’s independent registered public accounting firm, discussing with them the scope of their examination of the Trust, reviewing with them the Trust’s financial statements and accompanying report, and reviewing their recommendations regarding internal controls and related matters. This committee met four times during fiscal 2008.

None of the members of the Audit Committee qualify as an “audit committee financial expert” as such term is defined in the Exchange Act and the rules and regulations thereunder. A substantial portion of the Trust’s consolidated assets are held, and operations are performed, at the Bank level. As of September 30, 2008, the Bank accounted for 95% of the Trust’s assets on a consolidated basis and, for the year ended September 30, 2008, the Bank accounted for 86% of the Trust’s revenue on a consolidated basis. Because the Bank operates in a highly regulated industry and has audited financial statements that are reviewed and approved by its own audit committee, which includes two persons who are deemed audit committee financial experts, the Board of Trustees has determined that it is not necessary for the Audit Committee of the Trust to include an audit committee financial expert at this time. In addition, the Board of Trustees has noted that Mr. Caraci, in his previous position as President of Saul Centers, gained substantial experience regarding accounting issues of the breadth and complexity that typically arise in connection with the Real Estate Trust’s business.

The Executive Committee is composed of Messrs. Rogers, Saul II and Whitmore. It is empowered to oversee day-to-day actions of Saul Company and Saul Property Co. in connection with the operations of the Trust, including the acquisition, administration, sale or disposition of investments. No meetings of this committee were held during fiscal 2008.

Trustees of the Trust are currently paid an annual retainer of $12,500 and a fee of $600 for each board or committee meeting attended. Trustees from outside the Washington, D.C. area are also reimbursed for out-of-pocket expenses in connection with their attendance at meetings. Mr. Saul II is not paid for attending Executive Committee meetings. For the fiscal year ended September 30, 2008, the Real Estate Trust paid total fees of $94,000 to the Trustees, including $15,000 to Mr. Saul II. Two of the Trustees have historically elected to defer the receipt of their fees. Interest is accrued on these fees at the two year treasury rate, adjusted quarterly. Deferred fees totaled $30,000 in fiscal 2008. Interest accrued on the deferred balances totaled $13,000 in fiscal 2008. At September 30, 2008, the payable due to the Trustees totaled $525,000. These funds are available to the Trustees upon their request.

Code of Ethics

The Trust’s officers and trustees are governed by a code of ethics. The code of ethics will be made available free of charge to any person upon request. Requests shall be made in writing to Mr. Kenneth D. Shoop, Vice President and Chief Accounting Officer, B.F. Saul Real Estate Investment Trust, 7501 Wisconsin Avenue, Bethesda, Maryland 20814.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Real Estate Trust pays no compensation to its executive officers for their services in such capacity. Messrs. Saul II, Halpin, Saul III and McCormick receive compensation from Chevy Chase for their services as officers of Chevy Chase. No other executive officers of the Real Estate Trust received any compensation from the Real Estate Trust or its subsidiaries with respect to any of the fiscal years ended September 30, 2008, 2008 and 2007.

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

In this Annual Report on Form 10-K, the individuals who served as the Bank’s Chairman and Chief Executive Officer and as the Bank’s Chief Financial Officer during fiscal 2008, as well as two other individuals included in the Summary Compensation Table on page 143, are referred to as the “named executive officers.” The Bank has not adopted any specific policies concerning the relationship of corporate performance to executive compensation. Instead, the Bank follows a more flexible approach which it believes to be better suited to the specific circumstances of the Bank.

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

The total compensation program for the named executive officers includes base salary, a bonus based on the executive’s performance, a long-term incentive award under the Bank’s Deferred Compensation Plan, retirement plans and perquisites. Because the Bank’s common stock is privately held, the Bank does not offer stock options or other equity awards as part of its compensation program.

As part of the review of compensation, the Chairman and Chief Executive Officer, as well as the Committee, has access to a variety of information, including each individual’s tenure, level of responsibility and performance, as well as factors relating to the overall financial performance of the Bank, the value of the Bank’s franchise, the results of regulatory examinations, and the Bank’s overall compliance status. Executive level compensation of banks of comparable size to the Bank is also taken into account. Neither the Bank nor the Committee uses an outside compensation consultant and the bank has no plans to engage one for the foreseeable future. In determining compensation of its senior officers, the Bank seeks to maintain a competitive position in the marketplace, taking into account that it does not offer equity-based compensation programs.

There is no pre-established policy or target for the allocation between either cash and non-cash, or short and long-term incentive compensation.

Base Salary

The Bank provides a base salary to attract and retain executive officers and compensate them for their services during the year. Salary levels typically are reviewed on an annual basis. Increases to salaries of named executive officers are based on an assessment of the individual’s job performance with consideration given to the Bank’s overall performance. The ongoing turmoil in the credit markets and deteriorating conditions in the U.S. housing markets worsened since the beginning of the current fiscal year. Based on a review of these factors and their impact on the Bank’s performance, no increase in base salary was recommended for any of the named executive officers in 2008. In 2007 the base salary percentage increase for the named executive officers’ as a group totaled 6.9% as compared to the approximately 4.2% increase for other officers. Mr. Saul II received a $100,000 (or 5.13%) increase. Messrs. Halpin (7.7%) and McCormick (8.3%) each received a $50,000 increase. Mr. Saul III (13.3%) received a $40,000 increase.

Short-Term Incentive Compensation- Cash Bonuses

The Bank pays bonuses to its named executive officers in order to reward the named executive officers for achieving short-term business objectives. As with the other components of the officers’ compensation, specific benchmarks are not used to determine the amount of the awards, but rather a more flexible approach is employed. Accordingly, a variety of factors are considered, including the Bank’s overall performance in light of market conditions. In 2008 the cash bonuses awarded totaled 80% of the 2007 bonus awards which at that time were generally based on a percentage of salary. Mr. McCormick received a $72,000 bonus, Mr. Halpin received a $78,000 bonus and Mr. Saul III received a $36,000 bonus. Mr. Saul II received a cash bonus of $2,200,000. In 2007 Mr. McCormick received a 15% ($90,000) bonus. Mr. Halpin received a 15% bonus ($97,500), plus an additional cash award of $100,000. Mr. Saul III received a 15% ($45,000) bonus. Mr. Saul II received a cash bonus of $2,750,000, a 10% increase over his bonus in fiscal 2006.

Long-Term Incentive Program

The Bank maintains a Deferred Compensation Plan to provide long-term incentives for the named executive officers. Because the Bank is privately held and does not issue stock grants or stock options, the Deferred Compensation Plan is intended, in part, to provide incentives similar to those provided under other companies’ stock plans. The Deferred Compensation Plan is designed to reward the prior year’s performance because the amount granted to each named executive officer’s account varies based on an assessment of individual and business performance in the prior fiscal year. Second, the Deferred Compensation Plan functions as a long-term incentive, and as a result, over time, the value of the grant should increase as the performance of the business improves. Third, the vesting schedule for the Deferred Compensation Plan provides incentives for the named executives to continue their employment with the Bank. Deferred Compensation Awards were granted in 2008 for fiscal year 2007 to Mr. Saul II ($950,000), Mr. Halpin ($200,000), Mr. Saul III ($45,000), and Mr. McCormick ($200,000). Deferred Compensation Awards were granted in 2007 for fiscal year 2006 to Mr. Saul II ($950,000), Mr. Halpin ($200,000), Mr. Saul III ($45,000), and Mr. McCormick ($200,000). The Deferred Compensation Awards granted in 2008 and 2007 reflect the contributions made by the named executive officers and the Bank’s overall performance.

Retirement Plans

The retirement plans available to the Bank’s named executive officers are the B.F. Saul Company Employees Profit Sharing Retirement Plan, the B.F. Saul Company Employees’ 401(k) Retirement Plan, defined contribution plans, and the Bank’s Supplemental Executive Retirement Plan (the “SERP”). In addition, certain of the named executive officers have entered into “Special Retirement Compensation Agreements,” discussed below under Note 26 – Compensation Plans.

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

Payments Made Upon Termination

In general, when a named executive officer terminates employment with the Bank, other than a termination for cause, the named executive officer is entitled to receive the amounts they have earned during the term of their employment and any benefits allowed as part of our compensation plans. These amounts that they will receive include the following:

•	amounts contributed under the defined contribution plan;

•	unused vacation pay; and

•	amounts accrued and vested under the Deferred Compensation Plan and the SERP for those named executive officers who have reached the eligible retirement age.

Payments Made Upon Death or Disability

In the event of the death or disability of a named executive officer, in addition to the items identified above, all named executive officers will receive benefits under the disability plan or payments under the life insurance plan, as appropriate.

Payments Made Upon a Change In Control

Messrs. Halpin and McCormick have entered into agreements with the Bank entitled “Agreement For Executive Level Officers Governing Confidentiality, Nonsolicitation, Ownership of Certain Works and Termination Upon Change of Control” under which the executive officer has agreed not to compete with, solicit customers of or solicit the employees of the Bank for stated periods following any termination of employment with the Bank. In addition, the Bank agrees to pay the executive a specified amount if the executive is terminated without cause or resigns because of a material detrimental change in the terms of the executive’s employment in the three-year period following a change of control of the Bank. The amount payable varies, and the estimated potential minimum and maximum payouts for the named executive officers are 100% and 600% of base salary and bonus, respectively, depending on their tenure with the Bank at the time of the event and the per share price at which the triggering event has occurred.

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

Summary of Cash and Certain Other Compensation

General. The following table sets forth information for fiscal 2008 and 2007 regarding the compensation earned by the Chief Executive Officer and the Chief Financial Officer of the Bank and Messrs. Saul III and McCormick, for all capacities in which they served the Bank.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)(1) (h)	All Other Compensation ($)(2) (3) (i)	Total ($) (j)
B. Francis Saul, II Chairman and Chief	2008	$2,050,000	$2,200,000	$950,000	$978,874	$316,870	$6,495,744
Executive Officer	2007	$1,988,462	$2,750,000	$950,000	$634,332	$344,055	$6,666,849
Stephen R. Halpin, Jr. Executive Vice President	2008	$700,000	$78,000	$200,000	$98,819	$117,179	$1,193,998
And Chief Financial Officer	2007	$669,231	$197,500	$200,000	$71,554	$135,125	$1,273,410
B. Francis Saul, III	2008	$340,000	$36,000	$45,000	$28,534	$24,258	$473,792
Vice Chairman	2007	$315,385	$45,000	$45,000	$17,117	$23,168	$445,670
Thomas H. McCormick	2008	$650,000	$72,000	$200,000	$7,896	$58,713	$988,609
Executive Vice President	2007	$619,231	$90,000	$200,000	$3,225	$57,757	$970,213

(1)	The amounts shown in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” include the aggregate earnings for fiscal year 2008 for each named executive officer under the Bank’s Supplemental Employee Retirement Plan, discussed below in the “Nonqualified Deferred Compensation” table and the accompanying text.

(2)	The total amounts shown in the “All Other Compensation” column for fiscal year 2008 consist of the following:

•	contributions made by the Bank to the Bank’s Supplemental Executive Retirement Plan on behalf of Mr. Saul II ($301,158), Mr. Halpin ($43,035), Mr. Saul III ($22,560), and Mr. McCormick ($29,520);

•	the taxable benefit of premiums paid by the Bank for group term life insurance on behalf of Mr. Saul II ($11,112), Mr. Halpin ($2,610), Mr. Saul III ($1,698), and Mr. McCormick ($4,890);

•	contributions to the B. F. Saul Company Employees Profit Sharing Retirement Plan (the “Retirement Plan”), a defined contribution plan, on behalf of Mr. Halpin ($13,500), and Mr. McCormick ($13,500);

•

accrued compensation on behalf of Mr. Halpin ($55,653) for the “Special Retirement Compensation Agreements” under which the executive could receive an amount up to three times his base compensation if he retires from the Bank after reaching age 63.

•	the taxable benefit of the personal use of a bank-owned automobile on behalf of Mr. Saul II ($4,600), Mr. Halpin ($2,381), and Mr. McCormick ($10,803).

(3)	The total amounts shown in the “All Other Compensation” column for fiscal year 2007 consist of the following:

•	contributions made by the Bank to the Bank’s Supplemental Executive Retirement Plan on behalf of Mr. Saul II ($328,343), Mr. Halpin ($48,289), Mr. Saul III ($21,623), and Mr. McCormick ($29,169);

•	the taxable benefit of premiums paid by the Bank for group term life insurance on behalf of Mr. Saul II ($11,112), Mr. Halpin ($2,610), Mr. Saul III ($1,545), and Mr. McCormick ($4,890);

•	contributions to the B. F. Saul Company Employees Profit Sharing Retirement Plan (the “Retirement Plan”), a defined contribution plan, on behalf of Mr. Halpin ($13,500), and Mr. McCormick ($13,500);

•

accrued compensation on behalf of Mr. Halpin ($67,188) for the “Special Retirement Compensation Agreements” under which the executive could receive an amount up to three times his base compensation if he retires from the Bank after reaching age 63.

•	the taxable benefit of the personal use of a bank-owned automobile on behalf of Mr. Saul II ($4,600), Mr. Halpin ($3,538), and Mr. McCormick ($10,198).

Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)(3)
		Threshold ($)	Target ($)(2)	Maximum ($)
(a)	(b)	(c)	(d)	(e)
B. Francis Saul, II Chairman and Chief Executive Officer	03/07/2008	$950,000	$2,050,979	$5,882,150
Stephen R. Halpin, Jr. Executive Vice President and Chief Financial Officer	03/07/2008	$200,000	$431,785	$1,238,347
B. Francis Saul, III Vice Chairman	03/07/2008	$70,000	$151,125	$433,422
Thomas H. McCormick Executive Vice President	03/07/2008	$200,000	$431,785	$1,238,347

(1)	The estimated future payouts shown in the table are based on assumed performance rates for the Bank during each year in the ten-year performance period. The actual payouts under the Deferred Compensation Plan (the “Plan”) may vary substantially from the payouts shown in the table, depending upon the Bank’s actual rate of return on average assets for each fiscal year in the ten-year performance period ending September 30, 2017.

(2)	The Plan does not establish any target performance levels. The target payout amounts shown in this column have been calculated assuming that the Bank generates a 0.50% rate of return on average assets during each of the years in the performance period, which equates to hypothetical interest of 8% being credited to the account for each year.

(3)	The payout amounts shown for all participants are the estimated amounts that would be payable to such participants if their employment continued with the Bank for the entire ten-year performance period of the Plan. Mr. Saul attained the age of 72 in 2004, at which time he became fully vested in the Account maintained for his benefit under the Plan. As of September 30, 2008 and 2007, the vested account balance maintained for Mr. Saul’s benefit under the Plan was $10,071,394 and $9,890,700, respectively. Under the Plan, if Mr. Saul were to retire after that date, he could elect to have the Bank pay out the Net Contribution (defined below) in his Account prior to the year 2017.

At September 30, 2008, the following individuals have vested amounts that are payable within 120 days after September 30, 2008: Mr. Saul II ($705,197) and Mr. Halpin ($153,861).

The Plan provides that, as of the end of each fiscal year in the ten-year period ending September 30, 2017 (or the executive officer’s earlier termination of employment with the Bank), the Bank will add to or deduct from each executive officer’s Account a contribution or deduction, as the case may be, which represents the hypothetical interest (which may be positive or negative) earned on the Principal Contribution, based on the Bank’s rate of return on average assets (as computed under the Plan) for the fiscal year then ended. (The Principal Contribution, plus or minus any interest credited or deducted, is referred to as the “Net Contribution.”)

Executive officers are entitled to receive the Net Contribution in their respective Account only upon full or partial vesting. Plan participants become fully vested in their Account under the Plan, provided that they remain continuously employed by the Bank during the vesting period, upon the earliest to occur of any of the following:

•	September 30, 2017;

•	attainment of age 65;

•	death;

•	total and permanent disability; or

•	a change in control of the Bank (as defined in the Plan).

Plan participants become partially vested, to the extent of 50% of the Net Contribution in the Account, upon the termination of their employment by the Bank without cause (as defined in the Plan) after September 30, 2012.

Payouts are made under the Plan within 120 days after September 30, 2017, or the earlier termination of the executive officer’s employment with the Bank, provided that vesting or partial vesting has occurred under the Plan.

Other Compensation Agreements

In addition to the change in control agreements discussed in “Compensation Discussion and Analysis—Potential Payments Upon Termination or Change In Control,” Mr. Halpin also has entered into “Special Retirement Compensation Agreements” under which the executive could receive an amount up to three times his base compensation if he retires from the Bank after reaching age 63. As of September 30, 2008, accrued compensation on behalf of Mr. Halpin totaled $456,869. As of September 30, 2007, accrued compensation on behalf of Mr. Halpin totaled $401,216. An executive may receive payment under either the change in control agreement or under the Special Retirement Compensation Agreement, but not both.

Nonqualified Deferred Compensation

Nonqualified Deferred Compensation

Name		Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)		(b)	(c)	(d)	(e)	(f)
B. Francis Saul, II Chairman and Chief	2008	$100,386	$1,251,158	$978,874	$769,306	$19,894,515
Executive Officer	2007	$109,448	$1,278,343	$634,332	$733,918	$18,333,403
Stephen R. Halpin, Jr. Executive Vice President	2008	$14,345	$207,035	$98,819	$169,247	$2,453,012
and Chief Financial Officer	2007	$16,096	$203,839	$71,554	$163,093	$2,302,060
B. Francis Saul III Vice Chairman	2008	$7,520	$59,560	$28,534	$—	$520,679
	2007	$7,208	$51,623	$17,117	$—	$425,065
Thomas H. McCormick Executive Vice President	2008	$9,840	$77,520	$7,896	$—	$244,500
	2007	$9,723	$68,169	$3,225	$—	$149,244

Deferred Compensation Plan

The Bank maintains a Deferred Compensation Plan (the “Deferred Compensation Plan”) to provide long-term incentives for the named executive officers. The awards granted in 2008 reflect the overall performance of the Bank and the contributions made by the named executive officers.

Under the Deferred Compensation Plan, the named executive officers do not contribute to their respective accounts. The following amounts were contributed by the Bank for the named executives during fiscal year 2008: Mr. Saul II ($950,000), Mr. Halpin ($164,000), Mr. Saul III ($37,000), and Mr. McCormick ($48,000). The following amounts were contributed by the Bank for the named executives during fiscal year 2007: Mr. Saul II ($950,000), Mr. Halpin ($155,000), Mr. Saul III ($30,000), and Mr. McCormick ($39,000).

The Deferred Compensation Plan provides that the Bank will add to or deduct from each executive officer’s Account a contribution or deduction, as the case may be, which represents the hypothetical interest (which may be positive or negative) earned on the Principal Contribution, based on the Bank’s rate of return on average assets (as computed under the Deferred Compensation Plan) for the most recently completed fiscal year. (The Principal Contribution, plus or minus any interest credited or deducted, is referred to as the “Net Contribution.”) For the fiscal year ended September 30, 2008, the Bank’s rate of return on average assets totaled 0.19% which resulted in no interest being credited to the named executive officers’ deferred compensation accounts.

On January 4, 2008, the following individuals received payouts as stipulated under the plan for deferred compensation awards granted for fiscal 1997: Mr. Saul ($769,306) and Mr. Halpin ($169,247). On January 5, 2007, the following individuals received payouts as stipulated under the plan for deferred compensation awards granted for fiscal year 1996: Mr. Saul II ($733,918) and Mr. Halpin; ($163,093).

The aggregate deferred compensation balances for fiscal year 2008 were: Mr. Saul II ($10,071,394), Mr. Halpin ($1,332,063), Mr. Saul III ($224,952), and Mr. McCormick ($137,200). The aggregate deferred compensation balances for fiscal year 2007 were: Mr. Saul II ($9,890,700), Mr. Halpin ($1,337,310), Mr. Saul III ($187,952), and Mr. McCormick ($89,200).

Supplemental Employee Retirement Plan

The Bank provides a supplemental defined contribution profit sharing retirement plan (the “SERP”), which covers certain highly-compensated full-time employees who meet the requirements as specified in the SERP. The SERP, which can be modified or discontinued at any time, requires participating employees to contribute 2.0% of their compensation in excess of a specified amount in order to be eligible for employer contributions is excess of those permitted under the 401(k) and Profit Sharing Plan. The Lehman U.S. Corporate High Yield – Yield to Worst rates are used to compute the earnings calculation for the SERP.

The named executive officers made the following contributions to the SERP for fiscal year 2008: Mr. Saul II ($100,386), Mr. Halpin ($14,345), Mr. Saul III ($7,520), and Mr. McCormick ($9,840). The named executive officers made the following contributions to the SERP for fiscal year 2007: Mr. Saul II ($109,448), Mr. Halpin ($16,096), Mr. Saul III ($7,208), and Mr. McCormick ($9,723).

The named executive officers received the following corporate contributions equal to three times the employee’s contribution for fiscal year 2008: Mr. Saul II ($301,158), Mr. Halpin ($43,035), Mr. Saul III ($22,560), and Mr. McCormick ($29,520). The named executive officers received the following corporate contributions equal to three times the employee’s contribution for fiscal year 2007: Mr. Saul II ($328,343), Mr. Halpin ($48,289), Mr. Saul III ($21,623), and Mr. McCormick ($29,169).

The named executive officers earned interest in the following amounts on their aggregate SERP account balances for fiscal year 2008: Mr. Saul II ($978,874), Mr. Halpin ($98,819), Mr. Saul III ($28,534), and Mr. McCormick ($7,896). The named executive officers earned interest in the following amounts on their aggregate SERP account balances for fiscal year 2007: Mr. Saul II ($634,332), Mr. Halpin ($71,554), Mr. Saul III ($17,117), and Mr. McCormick ($3,225).

There were no withdrawals by, or distributions to, the named executive officers in fiscal year 2008. The aggregate balances for each named executive officer as of September 30, 2008 were: Mr. Saul II ($9,823,121), Mr. Halpin ($1,120,949), Mr. Saul III ($295,727), and Mr. McCormick ($107,300). There were no withdrawals by, or distributions to, the named executive officers in fiscal year 2007. The aggregate balances for each named executive officer as of September 30, 2007 were: Mr. Saul II ($8,442,703), Mr. Halpin ($964,750), Mr. Saul III ($237,113), and Mr. McCormick ($60,044).

Trustee Compensation

Name		Fees Earned or Paid in Cash ($)
(a)		(b)
B. Francis Saul, II (1)	2008	$14,900
	2007	$14,900
B. Francis Saul, III	2008	$14,900
	2007	$14,900
Philip D. Caraci (2)	2008	$17,300
	2007	$17,900
Gilbert M. Grosvenor (2)	2008	$17,300
	2007	$17,900
George M. Rogers, Jr. (1)	2008	$14,900
	2007	$14,900
John R. Whitmore (1)	2008	$14,900
	2007	$14,900

(1)	Member of the Executive Committee.

(2)	Member of the Audit Committee.

Trustee Compensation

During fiscal year 2008 and 2007, all trustees of the Real Estate Trust received an annual base fee of $12,500 and $600 for each meeting of the Board of Trustees and the Audit Committee attended.

Compensation Committee Interlocks and Insider Participation. Mr. B. Francis Saul II, Mr. Garland P. Moore, Jr. and Mr. George M. Rogers, Jr. are the current members of the Compensation Committee of the Board of Directors of the Bank. All of the current members also served as members of the Compensation Committee during fiscal year 2008 and fiscal year 2007. Mr. Saul is the Chairman of the Board and Chief Executive Officer of the Bank.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 8, 2008, concerning beneficial ownership of Common Shares and preferred shares of beneficial interest, referred to in this report as the “Preferred Shares,” by (a) each person known by the Trust to be the beneficial owner of more than 5% of the Common Shares and the Preferred Shares, (b) each member of the Board of Trustees, (c) each executive officer of the Trust named in the Summary Compensation Table under “Item 11. Executive Compensation” and (d) all trustees and executive officers of the Trust as a group.

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

Transactions with Saul Company and its Subsidiaries

Prior to October 1, 2005, the Real Estate Trust was managed by B. F. Saul Advisory Company, L.L.C., (the “Former Advisor”), a wholly-owned subsidiary of B. F. Saul Company (“Saul Company”). Effective October 1, 2005, the Former Advisor’s obligations under the advisory contract were assigned to Saul Company. All of the Real Estate Trust officers and four Trustees of the Trust are also officers and/or directors of Saul Company. Saul Company is paid a fixed monthly fee which is subject to annual review by the Trustees. The average monthly fee was $624,000 during fiscal 2008, $602,000 during fiscal 2007, and $560,000 during fiscal 2006. The advisory agreement continues year to year unless canceled by either party at the end of any contract year. Certain loan agreements prohibit termination of this contract.

Saul Company and Saul Property Co., a wholly owned subsidiary of Saul Company, provide services to the Real Estate Trust in the areas of commercial property management and leasing, hotel management, development and construction management, and acquisitions, sales and financings of real property. Fees to the two companies amounted to $12.9 million in fiscal 2008.

The Real Estate Trust reimburses Saul Company and Saul Property Co. for costs and expenses incurred in connection with the acquisition and development of real property on behalf of the Real Estate Trust, in-house legal expenses, and all travel expenses incurred in connection with the affairs of the Real Estate Trust.

While the Real Estate Trust made public offerings of unsecured notes it paid the Former Advisor fees equal to 2% of the principal amount of publicly offered unsecured notes as they were issued to offset the Former Advisor’s costs of administering the program. In October 2006, in conjunction with the Real Estate Trust’s decision to discontinue the public sale of unsecured notes, the fee agreement was modified whereas the fee for any calendar month that the Real Estate Trust did not issue notes under the programs was to be $7,500 for such month. The Saul Company received $23,000 in such fees in fiscal 2008.

B. F. Saul Insurance Agency of Maryland, Inc., a subsidiary of Saul Company, is a general insurance agency that receives commissions and counter-signature fees in connection with the Real Estate Trust’s insurance program. Such commissions and fees amounted to approximately $389,000 in fiscal 2008.

Under an existing unsecured note receivable from Saul Company, which was modified and amended on October 1, 2005, not to exceed $30.0 million, the Real Estate Trust received net repayments of $5.4 million during fiscal 2008. During fiscal 2007 net repayments totaled $4.9 million. At September 30, 2008 and September 30, 2007, the note balance totaled zero and $5.4 million, respectively. Interest is computed on the note at 200 basis points over a floating rate index. Interest earned on the note amounted to $123,000, $532,000 and $959,000 during fiscal 2008, 2007 and 2006, respectively. The note is due and payable on September 30, 2015.

The Trust has retained the law firm of Pillsbury Winthrop Shaw Pittman LLP, at which Mr. Rogers is senior counsel, to perform legal services for the Trust in fiscal 2008 and 2007.

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

Reimbursement Agreement. Pursuant to a reimbursement agreement among the partners of the Saul Holdings Limited Partnership and certain of their affiliates, the Real Estate Trust and two of its subsidiaries have agreed to reimburse Saul Centers and the other partners in the event the Saul Holdings Limited Partnership fails to make payments with respect to certain portions of its debt obligations and Saul Centers or any such other partners personally make payments with respect to such debt obligations. As of September 30, 2008, the maximum potential obligation of the Real Estate Trust and its subsidiaries under the agreement was approximately $90.0 million. See Note 5 to the Consolidated Financial Statements in this report. The Real Estate Trust believes that Saul Holdings Limited Partnership will be able to make all payments due with respect to its debt obligations.

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

Other related party transactions

Remuneration of Trustees and Officers. For fiscal 2008, the Trust paid the trustees $94,000 in fees for their services. See “Item 10. Trustees and Executive Officers of the Trust.” No compensation was paid to the officers of the Trust for acting as such; however, Messrs. Saul II, Halpin, Saul III and McCormick were paid by Chevy Chase for services as Officers of Chevy Chase. See “Item 11. Executive Compensation.” Messrs. Grosvenor, Rogers, Saul II and Saul III receive compensation for their services as directors of Chevy Chase and Messrs. Rogers, Saul II, Saul III and Whitmore and all of the officers of the Real Estate Trust receive compensation from Saul Company and/or its affiliated corporations as directors or officers thereof.

Related Party Rents. The Real Estate Trust leases space to Chevy Chase and the Saul Property Co. at four of its income-producing properties. Minimum rents and expense recoveries paid under these leases amounted to approximately $6.5 million in fiscal 2008. Chevy Chase leases space in several of the shopping centers owned by Saul Centers. The total rental payments made to Saul Centers by Chevy Chase in fiscal 2008 was $3.4 million. On September 24, 2001 Chevy Chase entered into an agreement to lease to Saul Company approximately 46,000 square feet of office space at its new corporate headquarters at 7501 Wisconsin Avenue, Bethesda, Maryland. Total payments under the lease for fiscal 2008 were $2.5 million. In addition, Chevy Chase has retained Saul Company as its leasing agent to secure tenants for additional space that will be available in the new corporate headquarters. The Trust believes that these leases have comparable terms to leases that would have been entered into with unaffiliated parties.

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

ITEM 14.	PRINCIPAL INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

During fiscal years 2008 and 2007, The Trust retained Ernst & Young LLP to provide services in the following categories and amounts:

	Fiscal Year 2008	Fiscal Year 2007
Audit Fees (1)	$1,610,700	$1,549,700
Audit Related Fees (2)	118,350	164,800

Subtotaled	1,729,050	1,714,500
Tax Fees (3)	86,561	83,750
All Other Fees (4)	155,000	83,100

Total Fees	$1,970,611	$1,881,350

(1)	Audit fees include the audit fee and fees for comfort letters, attest services, consents and assistance with and review of documents filed with the SEC and OTS.

(2)	Audit related fees consist of fees incurred for consultation concerning financial accounting and reporting standards, performance of agreed-upon procedures, and other audit or attest services not required by statute or regulation.

(3)	Tax fees consist of fees for tax consultation and tax compliance services.

(4)	All Other Fees include the fees for services other than those in the above three categories. This category includes permitted accounting assistance and advisory services.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

The following consolidated financial statements of the Trust are incorporated by reference in Part II, Item 8.

(a)	Report of Independent Auditors.

(b)	Consolidated Balance Sheets—As of September 30, 2008 and 2007.

(c)	Consolidated Statements of Operations—For the years ended September 30, 2008, 2007 and 2006.

(d)	Consolidated Statements of Comprehensive Income and Changes in Shareholders’ Equity—For the years ended September 30, 2008, 2007 and 2006.

(e)	Consolidated Statements of Cash Flows—For the years ended September 30, 2008, 2007 and 2006.

(f)	Notes to Consolidated Financial Statements.

2. Financial Statement Schedules and Supplementary Data

(a)	Schedules of the Real Estate Trust:

Schedule I—Condensed Financial Information—For the years ended September 30, 2008, 2007 and 2006.

Schedule III—Consolidated Schedule of Investment Properties As of September 30, 2008.

(b)	Exhibits

EXHIBITS	DESCRIPTION

3. ORGANIZATIONAL DOCUMENTS

(a)	Second Amended and Restated Declaration of Trust filed with the Maryland State Department of Assessments and Taxation on May 23, 2002 as Exhibit 3(a) to Registration Statement 333-70753 is hereby incorporated by reference.

(b)	Second Amended and Restated By-Laws of the Trust dated as of May 23, 2002 as Exhibit 3(b) to Registration Statement 333-70753 is hereby incorporated by reference.

4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

(a)	Indenture, dated as of February 25, 2004, by and between the Trust and Wells Fargo Bank, National Association, as Trustee, with respect to the Trust’s 7 1 /2% Senior Secured Notes due 2014 and 7 1/2% Series B Senior Secured Notes due 2014, including Form of Note, as filed as Exhibit 4 (a) to Registration Statement 333-113640 is hereby incorporated by reference.

10. MATERIAL CONTRACTS

(a)	Amended and Restated Advisory Contract dated as of October 1, 2005 by and among the Trust, B.F. Saul Company and B.F. Saul Advisory Company, LLC, filed as Exhibit 10(a) to Trust’s September 30 2005 Form 8-K is hereby incorporated by reference.

(b)	Amendment No.1 to Amended and Restated Advisory Contract, made as of April 3, 2006 by and among the Trust and B. F. Saul Company, as filed as Exhibit 10(a) to the Trust’s April 3, 2006 Form 8-K is hereby incorporated by reference.

(c)	Amendment No. 2 to Amended and Restated Advisory Contract, made as of January 18, 2007 by and among the Trust and B. F. Saul Company, as filed as Exhibit 10(o) to the Trust’s December 31, 2006 Form 10-Q is hereby incorporated by reference.

(d)	Amendment No. 3 to Amended and Restated Advisory Contract, made as of January 17, 2008 by and among the Trust and B. F. Saul Company, as filed as Exhibit 10(q) to the Trust’s December 31, 2007 Form 10-Q and is hereby incorporated by reference.

(e)	Form of Commercial Asset Management and Leasing Agreement between the Trust and B.F. Saul Property Company filed as Exhibit 10(c) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

EXHIBITS	DESCRIPTION

(f)	Tax Sharing Agreement dated June 28, 1990 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries filed as Exhibit 10(c) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(g)	First Amendment to Tax Sharing Agreement effective May 16, 1995 among the Trust, Chevy Chase Bank F.S.B. and certain of their subsidiaries, as filed as Exhibit 10(f) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(h)	Agreement dated June 28, 1990 among the Trust, B.F. Saul Company, Franklin Development Co., Inc., The Klingle Corporation and Westminster Investing Corporation relating to the transfer of certain shares of Chevy Chase Bank, F.S.B. and certain real property to the Trust in exchange for Preferred Shares of the Trust filed as Exhibit 10(d) to Registration Statement No. 33-34930 is hereby incorporated by reference.

(i)	Regulatory Capital Maintenance/Dividend Agreement dated May 17, 1988 among B.F. Saul Company, the Trust and the Federal Savings and Loan Insurance Corporation filed as Exhibit 10(e) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 1991 is hereby incorporated by reference.

(j)	Registration Rights and Lock-Up Agreement dated August 26, 1993 by and among Saul Centers, Inc. and the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., B.F. Saul Property Company and Avenel Executive Park Phase II, Inc. as filed as Exhibit 10.6 to Registration Statement No. 33-64562 is hereby incorporated by reference.

(k)	First Amendment to Registration Rights and Lock-Up Agreement dated September 29, 1999 by and among Saul Centers, Inc., the Trust, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn Corporation, Franklin Property Company and Avenel Executive Park Phase II, Inc., as filed as Exhibit 10(b) to the Trust’s Annual Report on Form 10-K (File No. 1-7184) for the fiscal year ended September 30, 2001 is hereby incorporated by reference.

(l)	Exclusivity and Right of First Refusal Agreement dated August 26, 1993 among Saul Centers, Inc., the Trust, B.F. Saul Company, Westminster Investing Corporation, B.F. Saul Property Company, Van Ness Square Corporation, and Chevy Chase Savings Bank, F.S.B. as filed as Exhibit 10.7 to Registration Statement No. 33-64562 hereby incorporated by reference.

(m)	Fourth Amended and Restated Reimbursement Agreement dated as of April 25, 2000 by and among Saul Centers, Inc., Saul Holdings Limited Partnership, Saul Subsidiary I Limited Partnership, Saul Subsidiary II Limited Partnership, Saul QRS, Inc., B.F. Saul Property Company, Westminster Investing Corporation, Van Ness Square Corporation, Dearborn, L.L.C., Avenel Executive Park Phase II, L.L.C., and the Trust, as filed as Exhibit 10(k) to the Trust’s Quarterly Report on Form 10-Q (File No. 1-7184) for the fiscal quarter ended March 31, 2000 is hereby incorporated by reference.

(n)	Bank Stock Registration Rights Agreement dated as of March 25, 1998 between the Trust and Norwest Bank Minnesota, National Association, as Trustee, as filed as Exhibit 4(d) to Registration Statement No. 333-49937 is hereby incorporated by reference.

(o)	Development Agreement dated as of October 1, 2005 between the Trust and B.F. Saul Property Company, as filed as Exhibit 10(o) to the Trust’s September 30, 2005 Form 8-K is hereby incorporated by reference.

21.	List of Subsidiaries of the Trust (filed herewith).

31.	Rule 13a – 14(a)/15d – 14(a) Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

32.	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith).

SCHEDULE I

B.F. SAUL REAL ESTATE INVESTMENT TRUST

CONDENSED FINANCIAL INFORMATION

(a)	Required condensed financial information on the Trust is disclosed in the audited consolidated financial statements included herewith.

(b)	Amounts of cash dividends paid to the Trust by consolidated subsidiaries were as follows:

Year Ended September 30
2008	2007	2006
$0	$16,000,000	$32,000,000

SCHEDULE III

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

September 30, 2008

(Dollars in Thousands)

Hotels	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisitions	Land	Basis at Close of Period Buildings and Improvements	Total
Best Western - Dulles Airport, Sterling VA	$—	$8,202	$290	$7,912	$8,202
Courtyard - Tyson’s Corner, McLean VA	31,077	2,015	843	32,249	33,092
Crowne Plaza - Auburn Hills MI	10,450	4,356	1,031	13,775	14,806
Crowne Plaza - National Airport, Arlington VA	26,979	10,944	4,229	33,694	37,923
Crowne Plaza - Tysons Corner, McLean VA	6,976	21,588	2,265	26,299	28,564
Hampton Inn - Dulles South, Sterling, VA	12,909	1,909	3,164	11,654	14,818
Hampton Inn - Dulles Town Center, Sterling VA	11,379	530	795	11,114	11,909
Hampton Inn and Suites - Dulles, Sterling VA	—	24,883	748	24,135	24,883
Holiday Inn - Dulles Airport, Sterling VA	6,950	24,989	862	31,077	31,939
Holiday Inn - Gaithersburg MD	3,849	23,339	1,781	25,407	27,188
Holiday Inn - National Airport, Arlington VA	10,187	11,103	1,183	20,107	21,290
Holiday Inn Express - Herndon VA	5,259	2,070	1,178	6,151	7,329
SpringHill Suites - Dulles Airport, Sterling VA	—	20,269	543	19,726	20,269
SpringHill Suites - Boca Raton FL	10,942	1,636	1,220	11,358	12,578
TownePlace Suites - Boca Raton FL	7,527	919	869	7,577	8,446
TownePlace Suites - Dulles Airport, Sterling VA	5,849	1,263	219	6,893	7,112
TownePlace Suites - Ft. Lauderdale FL	7,059	1,138	420	7,777	8,197
TownePlace Suites - Gaithersburg MD	6,382	1,172	107	7,447	7,554
The Hay Adams - Washington DC	91,981	5,922	15,759	82,144	97,903

Subtotal - Hotels	$255,755	$168,247	$37,506	$386,496	$424,002

SCHEDULE III

(continued)

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

September 30, 2008

(Dollars in Thousands)

Office and Industrial	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisitions	Land	Basis at Close of Period Buildings and Improvements	Total
900 Circle 75 Parkway - Atlanta GA	$33,434	$4,921	$563	$37,792	$38,355
1000 Circle 75 Parkway - Atlanta GA	2,820	2,225	248	4,797	5,045
1100 Circle 75 Parkway - Atlanta GA	22,746	6,782	419	29,109	29,528
8001 Wisconsin Avenue - Bethesda MD	5,408	446	1,895	3,959	5,854
Garden Plaza - Bethesda, MD	51,473	736	8,563	43,646	52,209
8201 Greensboro Drive- Tysons Corner VA	28,890	7,329	1,633	34,586	36,219
Commerce Center - Ft. Lauderdale FL	4,266	926	782	4,410	5,192
Dulles North - Loudoun County VA	5,882	628	507	6,003	6,510
Dulles North Two - Loudoun County VA	7,729	314	404	7,639	8,043
Dulles North Four - Loudoun County VA	11,093	1,874	2,208	10,759	12,967
Dulles North Five - Loudoun County VA	5,078	(76)	535	4,467	5,002
Dulles North Six - Loudoun County VA	2,667	1,883	257	4,293	4,550
Loudoun Tech Center I - Loudoun County VA	5,334	3,916	1,075	8,175	9,250
Sweitzer Lane - Laurel MD	13,703	—	3,701	10,002	13,703
Tysons Park Place - Tysons Corner VA	21,811	13,825	1,142	34,494	35,636

Subtotal - Office and Industrial	$222,334	$45,729	$23,932	$244,131	$268,063

SCHEDULE III

(continued)

CONSOLIDATED SCHEDULE OF INVESTMENTS PROPERTIES—REAL ESTATE TRUST

September 30, 2008

(Dollars in Thousands)

Purchase Leasebacks	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisitions	Land	Basis at Close of Period Buildings and Improvements	Total
Country Club - Knoxville TN	$500	$(22)	$478	$—	$478
Houston Mall - Warner Robbins GA	650	—	650	—	650

Subtotal - Purchase Leasebacks	$1,150	$(22)	$1,128	$—	$1,128

Total Income - Producing Properties	$479,239	$213,954	$62,566	$630,627	$693,193

Land Parcels	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisitions	Land	Basis at Close of Period Buildings and Improvements	Total
Arvida Park of Commerce - Boca Raton FL	$7,378	$(1,538)	$5,433	$407	$5,840
Ashburn Village - Loudoun Co VA	4,919	642	4,919	642	5,561
Cedar Green - Loudoun Co VA	3,314	149	2,832	631	3,463
Church Road - Loudoun Co VA	2,586	1,265	3,834	17	3,851
Circle 75 - Atlanta GA	13,604	9,690	15,357	7,937	23,294
Crowne Plaza - Auburn Hills MI	218	—	218	—	218
Loudoun Tech II - Sterling VA	939	139	946	132	1,078
Overland Park - Overland Park KA	2,842	788	3,568	62	3,630
Prospect Industrial Park - Fort Lauderdale FL	2,203	(1,943)	260	—	260
Sterling Boulevard - Loudoun Co VA	505	3,504	1,070	2,939	4,009

Subtotal - Land Parcels	$38,508	$12,696	$38,437	$12,767	$51,204

SCHEDULE III

(continued)

CONSOLIDATED SCHEDULE OF INVESTMENTS PROPERTIES—REAL ESTATE TRUST

September 30, 2008

(Dollars in Thousands)

Construction in Progress	Initial Basis to Trust	Costs Capitalized Subsequent to Acquisitions	Land	Basis at Close of Period Buildings and Improvements	Total
Circle 75 - Atlanta GA	$692	$13,611	$692	$13,611	$14,303
Tysons Park Place II - Fairfax VA	1,312	76,317	1,312	76,317	77,629

Subtotal - Construction in Progress	$2,004	$89,928	$2,004	$89,928	$91,932

Total Investment Properties (1)	$519,751	$316,578	$103,007	$733,322	$836,329

SCHEDULE III

(continued)

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

September 30, 2008

(Dollars in Thousands)

Hotels	Accumulated Depreciation	(1) Related Debt	Date of Construction	Date Acquired/ Transferred	Buildings and Improvements Depreciable Lives (Years)
Best Western - Dulles Airport, Sterling VA	$4,434	$5,176	1987	4/87	31.5
Courtyard - Tyson’s Corner, McLean VA	11,617	23,744	2000	12/00	40
Crowne Plaza - Auburn Hills MI	6,267	9,590	1989	11/94	31.5
Crowne Plaza - National Airport, Arlington VA	12,337	13,472	1959	12/97	39
Crowne Plaza - Tysons Corner, McLean VA	13,046	38,387	1971	6/75	47
Hampton Inn - Dulles South, Sterling, VA	1,196	9,043	1989	11/05	40
Hampton Inn - Dulles Town Center, Sterling VA	5,482	7,195	2000	11/00	40
Hampton Inn and Suites - Dulles, Sterling VA	1,127	16,000	2007	10/07	50
Holiday Inn - Dulles Airport, Sterling VA	23,232	34,828	1971	11/84	28
Holiday Inn -Gaithersburg MD	12,518	22,231	1972	6/75	45
Holiday Inn - National Airport, Arlington VA	11,419	10,447	1973	11/83	30
Holiday Inn Express - Herndon VA	2,263	3,862	1987	10/96	31.5
SpringHill Suites - Boca Raton FL	3,578	5,421	1999	9/99	40
SpringHill Suites - Dulles Airport, Sterling VA	1,928	20,907	2007	1/07	50
TownePlace Suites - Boca Raton FL	2,262	4,932	1999	6/99	40
TownePlace Suites - Dulles Airport, Sterling VA	2,137	5,702	1998	8/98	40
TownePlace Suites - Ft. Lauderdale FL	2,311	4,043	1999	10/99	40
TownePlace Suites - Gaithersburg MD	2,270	4,330	1999	6/99	40
The Hay Adams- Washington DC	6,377	75,000	1928	3/06	40

Subtotal - Hotels	$125,801	$314,310

SCHEDULE III

(continued)

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

September 30, 2008

(Dollars in Thousands)

Office and Industrial	Accumulated Depreciation	(1) Related Debt	Date of Construction	Date Acquired/ Transferred	Buildings and Improvements Depreciable Lives (Years)
900 Circle 75 Parkway - Atlanta GA	$24,235	$31,200	1985	12/85	35
1000 Circle 75 Parkway - Atlanta GA	3,469	4,527	1974	4/76	40
1100 Circle 75 Parkway - Atlanta GA	18,914	7,993	1982	9/82	35
8001 Wisconsin Avenue - Bethesda MD	307	—	1986	5/05	40
Garden Plaza - Bethesda, MD	26,629	36,196	1988	4/07	40
8201 Greensboro Drive- Tysons Corner VA	22,074	76,000	1985	4/86	35
Commerce Center - Ft. Lauderdale FL	2,710	3,439	1986	1/87	35
Dulles North - Loudoun County VA	3,236	4,555	1990	10/90	40
Dulles North Two - Loudoun County VA	3,732	7,855	1999	10/99	40
Dulles North Four - Loudoun County VA	4,349	7,510	2002	4/02	40
Dulles North Five - Loudoun County VA	1,487	6,167	2000	3/00	40
Dulles North Six - Loudoun County VA	1,015	3,993	2000	10/00	40
Loudoun Tech Center I - Loudoun County VA	1,289	8,500	2001	12/01	40
Sweitzer Lane - Laurel MD	1,979	9,619	1995	11/00	40
Tysons Park Place -Tysons Corner VA	14,308	24,015	1976	12/99	30

Subtotal - Office and Industrial	$129,733	$231,569

Purchase Leasebacks	Accumulated Depreciation	Related Debt	Date of Construction	Date Acquired/ Transferred
Country Club - Knoxville TN	—	—		5/76
Houston Mall - Warner Robbins GA	—	—		2/72

Subtotal - Purchase Leasebacks	$—	$—

Total Income - Producing Properties	$255,534	$545,879

SCHEDULE III

(continued)

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

September 30, 2007

(Dollars in Thousands)

Land Parcels	Accumulated Depreciation	Related Debt	Date of Construction	Date Acquired/ Transferred
Arvida Park of Commerce - Boca Raton FL	$—	$—		12/84 & 5/85
Ashburn Village - Loudoun Co VA	—	—		9/05
Cedar Green - Loudoun Co VA	—	—		10/00
Church Road - Loudoun Co VA	—	—		9/84 & 4/85
Circle 75 - Atlanta GA	161	—		2/77 & 1/84
Crowne Plaza - Auburn Hills MI	—	—		8/85
Loudoun Tech II - Sterling VA				7/05
Overland Park - Overland Park KA	—	—		9/86
Prospect Industrial Park - Fort Lauderdale FL	—	—		1/77 & 2/85
Sterling Boulevard - Loudoun Co VA	—	—		10/83 & 8/84

Subtotal - Land Parcels	$161	$—

Construction in Progress	Accumulated Depreciation	Related Debt	Date of Construction	Date Acquired/ Transferred
Circle 75 - Atlanta GA	—	—	11/06
Tysons Park Place II - Fairfax VA	—	69,401	9/06

Subtotal - Construction in Progress	—	$69,401

	$255,695	$615,280

NOTES:

(1)	Includes hotel capital lease obligations of approximately $128.

(2)	See Summary of Significant Accounting Policies for basis of recording investment properties and computing depreciation. Investment properties are discussed in Note 6 to Consolidated Financial Statements.

(3)	A reconciliation of the basis of investment properties and accumulated depreciation follows.

SCHEDULE III

(continued)

CONSOLIDATED SCHEDULE OF INVESTMENT PROPERTIES—REAL ESTATE TRUST

BASIS OF INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION - REAL ESTATE TRUST

(In thousands)

	For the year ended September 30
Basis of investment properties (1)	2008	2007	2006
Balance at beginning of period	$781,648	$650,476	$517,909
Additions (reductions during the period):
Capital expenditures and property acquisitions from nonaffiliates	67,982	95,103	165,843
Property acquisitions from affiliates	—	51,472	—
Sales to nonaffiliates	(5,416)	(7,580)	(28,258)
Other	(7,885)	(7,823)	(5,018)

Balance at end of period	$836,329	$781,648	$650,476

Accumulated depreciation (1)
Balance at beginning of period	$236,685	$197,855	$199,052
Additions (reductions during the period):
Depreciation expense	26,876	22,758	20,390
Sales to nonaffiliates	—	—	(16,797)
Accumulated depreciation on property acquisitions from affiliates	—	23,894	—
Other	(7,866)	(7,822)	(4,790)

Balance at end of period	$255,695	$236,685	$197,855

(1)	Includes real estate held for sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B.F. SAUL REAL ESTATE INVESTMENT TRUST

December 29, 2008	By:	/s/ B. FRANCIS SAUL II
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

Signature	Title	Date

/s/ B. FRANCIS SAUL II B. Francis Saul II	Trustee, Chairman of the Board (Principal Executive Officer)	December 29, 2008

/s/ STEPHEN R. HALPIN, JR. Stephen R. Halpin, Jr.	Vice President and Chief Financial Officer (Principal Financial Officer)	December 29, 2008

/s/ KENNETH D. SHOOP Kenneth D. Shoop	Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)	December 29, 2008

/s/ PHILIP D. CARACI Philip D. Caraci	Trustee	December 29, 2008

/s/ GILBERT M. GROSVENOR Gilbert M. Grosvenor	Trustee	December 29, 2008

/s/ GEORGE M. ROGERS, JR. George M. Rogers, Jr.	Trustee	December 29, 2008

/s/ B. FRANCIS SAUL III B. Francis Saul III	Trustee	December 29, 2008

/s/ JOHN R. WHITMORE John R. Whitmore	Trustee	December 29, 2008